Form 10-Q
period 2015-03-31
Xenia Hotels & Resorts, Inc.
filed 2015-05-14
CIK 1616000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36594

Xenia Hotels & Resorts, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-0141677
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 S. Orange Avenue Suite 1200, Orlando, Florida	32801
(Address of Principal Executive Offices)	(Zip Code)

(407) 317-6950

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

As of May 4, 2015, there were 111,671,372 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENIA HOTELS & RESORTS, INC.

Combined Condensed Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

(Dollar amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)

Assets
Investment properties:
Land	$337,093	$338,313
Building and other improvements	2,727,741	2,710,647
Construction in progress	50,840	39,736

Total	$3,115,674	$3,088,696
Less: accumulated depreciation	(541,245)	(505,986)

Net investment properties	$2,574,429	$2,582,710
Cash and cash equivalents	238,132	163,053
Restricted cash and escrows	82,944	87,296
Accounts and rents receivable, net of allowance of $285 and $251, respectively	35,032	26,504
Intangible assets, net of accumulated amortization of $14,567 and $15,143, respectively	63,303	64,541
Deferred tax asset	443	2,393
Other assets	36,124	29,254

Total assets (including $52,097 and $41,054, respectively, related to consolidated variable interest entities)	$3,030,407	$2,955,751

Liabilities
Debt	$1,178,213	$1,295,048
Accounts payable and accrued expenses	80,036	88,356
Distributions payable	16,270	—
Other liabilities	53,749	51,426

Total liabilities (including $35,309 and $27,679, respectively, related to consolidated variable interest entities)	$1,328,268	$1,434,830
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 125 shares issued and outstanding as of March 31, 2015 and 0 shares authorized, issued or outstanding as of December 31, 2014	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 111,664,641 issued and outstanding as of March 31, 2015 and 100,000 shares authorized, 1,000 issued and outstanding as of December 31, 2014	1,117	—
Additional paid in capital	1,992,080	1,781,427
Distributions in excess of retained earnings	(295,297)	(264,161)

Total Company stockholders’ equity	$1,697,900	$1,517,266

Non-controlling interests	4,239	3,655

Total equity	$1,702,139	$1,520,921

Total liabilities and equity	$3,030,407	$2,955,751

See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.

Combined Condensed Consolidated Statements of Operations

For the three months ended March 31, 2015 and 2014

(unaudited)

(Dollar amounts in thousands, except per share data)

	For the three months ended
	March 31, 2015	March 31, 2014
Revenues:
Room revenues	$153,090	$146,482
Food and beverage revenues	62,253	57,612
Other revenues	12,531	14,431

Total revenues	$227,874	$218,525

Expenses:
Room expenses	35,187	33,144
Food and beverage expenses	40,187	39,117
Other direct expenses	4,265	8,158
Other indirect expenses	53,258	50,312
Management and franchise fees	11,451	12,306

Total hotel operating expenses	144,348	143,037
Depreciation and amortization	36,387	33,884
Real estate taxes, personal property taxes and insurance	12,193	10,818
Ground lease expense	1,275	1,054
General and administrative expenses	7,045	5,459
Business management fees	—	1,474
Acquisition transaction costs	29	1,120
Provision for asset impairment	—	2,998
Separation and other start-up related expenses	25,296	—

Total expenses	$226,573	$199,844

Operating income	$1,301	$18,681

Other income	2,582	125
Interest expense	(13,181)	(14,448)
Equity in losses and gain on consolidation of unconsolidated entity, net	—	4,248

(Loss) income before income taxes	$(9,298)	$8,606

Income tax expense	(5,079)	(1,919)

Net (loss) income from continuing operations	$(14,377)	$6,687

Net (loss) from discontinued operations	(489)	(4,368)

Net (loss) income	$(14,866)	$2,319

Net (loss) income per share available to common stockholders, basic and diluted	$(0.13)	$0.02

Weighted average number of common shares basic and diluted	112,964,557	113,397,997

See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.

Combined Condensed Consolidated Statements of Changes in Equity

For the three months ended March 31, 2015

(unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid in capital	Distributions in excess of retained earnings	Non-controlling Interests	Total
Balance at January 1, 2015	—	$—	1,000	$—	$1,781,427	$(264,161)	$3,655	$1,520,921
Issuance of preferred shares, net of issuance costs	125	—	—	—	102	—	—	102

Contributions from InvenTrust Properties Corp., net	—	—	—	—	248,135	—	—	248,135

Issuance of common shares in connection with separation from InvenTrust Properties Corp.	—	—	113,396,997	1,134	(1,134)	—	—	—
Repurchase of common shares, net	—	—	(1,759,344)	(17)	(36,929)	—	—	(36,946)
Dividends declared, common shares ($0.1457)	—	—	—	—	—	(16,270)	—	(16,270)
Share-based compensation	—	—	25,988	—	479	—	—	479
Net loss	—	—	—	—	—	(14,866)	—	(14,866)
Contributions from non-controlling interests	—	—	—	—	—	—	584	584

Balance at March 31, 2015	125	$—	111,664,641	$1,117	$1,992,080	$(295,297)	$4,239	$1,702,139

See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.

Combined Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2015 and 2014

(unaudited)

(Dollar amounts in thousands)

	For the three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net (loss) income	$(14,866)	$2,319
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	35,301	46,487
Amortization of above and below market leases and other lease tangibles	1,047	—
Amortization of debt premiums, discounts, and financing costs	1,169	1,150
Loss on extinguishment of debt	105	—
Provision for asset impairment	—	2,998
Equity in losses and gain on consolidation of unconsolidated entity, net	—	(4,248)
Share-based compensation expense	1,674	—
Other non-cash adjustments	(578)	—
Changes in assets and liabilities:
Accounts and rents receivable	(8,643)	(15,100)
Deferred costs and other assets	(2,280)	(566)
Accounts payable and accrued expenses	(10,624)	(3,331)
Other liabilities	2,631	6,251

Net cash flows provided by operating activities	$4,936	$35,960

Cash flows from investing activities:
Purchase of investment properties	—	(171,991)
Acquired goodwill, intangible assets, and intangible liabilities	—	(11,837)
Capital expenditures and tenant improvements	(17,083)	(7,478)
Investment in development projects	(11,473)	(2,783)
Consolidation of joint venture	—	(2,944)
Restricted cash and escrows	4,352	(4,638)
Other assets	1,319	10,074

Net cash flows used in investing activities	$(22,885)	$(191,597)

Cash flows from financing activities:
Distribution to InvenTrust Properties Corp.	(23,505)	(316,164)
Contribution from InvenTrust Properties Corp.	176,805	450,489
Proceeds from mortgage debt and notes payable	7,465	68,342
Payoffs of mortgage debt	(26,315)	(185)
Principal payments of mortgage debt	(2,236)	(3,376)
Payment of loan fees and deposits	(2,926)	(1,172)
Contributions from non-controlling interests	584	374
Proceeds from issuance of preferred shares, net of offering costs	102	—
Repurchase of common shares	(36,946)	—
Payments for contingent consideration	—	(4,500)

Net cash flows provided by financing activities	$93,028	$193,808

Net increase in cash and cash equivalents	75,079	38,171
Cash and cash equivalents, at beginning of year	163,053	89,169

Cash and cash equivalents, at March 31, 2015 and 2014	$238,132	$127,340

See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.

Supplemental Cash Flow

For the three months ended March 31, 2015 and 2014

(unaudited)

(Dollar amounts in thousands)

	For the three months ended
	March 31, 2015	March 31, 2014
Supplemental disclosure of cash flow information:
In conjunction with the acquisitions, the Company recorded the following:
Purchase of investment properties	$—	$183,000
Other assets	—	500
Real estate taxes	—	386
Other liabilities	—	(58)

Total	$—	$183,828

Supplemental schedule of non-cash investing and financing activities:
Consolidation of assets of joint venture	$—	$21,833
Liabilities assumed at consolidation of joint venture	—	446
Assumption of mortgage debt of joint venture	—	11,967
Accrued capital expenditures	6,083	—
Assumption of allocated unsecured line of credit facility by InvenTrust Properties Corp.	(96,020)	—
Non-cash distributions to InvenTrust Properties Corp.	1,220	—
Distributions payable	16,270	—

See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

1.	Organization

Xenia Hotels & Resorts, Inc. (the “Company” or “Xenia”) is a Maryland corporation that invests primarily in premium full service, lifestyle and urban upscale hotels. Prior to February 3, 2015, Xenia was a wholly owned subsidiary of InvenTrust Properties Corp. (“InvenTrust” and formerly known as Inland American Real Estate Trust, Inc.), its former parent.

On February 3, 2015, Xenia was spun off from InvenTrust through a taxable pro rata distribution by InvenTrust of 95% of the outstanding common stock, $0.01 par value per share (the “Common Stock”), of Xenia to holders of record of InvenTrust’s common stock as of the close of business on January 20, 2015 (the “Record Date”). Each holder of record of InvenTrust’s common stock received one share of Common Stock for every eight shares of InvenTrust’s common stock held at the close of business on the Record Date (the “Distribution”). In lieu of fractional shares, stockholders of InvenTrust received cash. On February 4, 2015, Xenia’s Common Stock began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “XHR.” As a result of the Distribution, the Company became a stand-alone, publicly-traded company. Xenia intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

The accompanying combined condensed consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments. The Company’s subsidiaries and joint ventures generally consist of limited liability companies (“LLCs”), limited partnerships (“LPs”) and a taxable REIT subsidiary (“TRS”). The effects of all significant intercompany transactions have been eliminated.

As of March 31, 2015, the Company owned 46 lodging properties with a total of 12,639 rooms and had two properties under development.

2.	Summary of Significant Accounting Policies

The unaudited interim combined condensed consolidated financial statements and related notes have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which the Company considers necessary for the fair presentation of the combined condensed consolidated balance sheets, combined condensed consolidated statements of operations, combined condensed consolidated statements of changes in equity and combined condensed consolidated statements of cash flows for the periods presented. The unaudited combined condensed consolidated financial statements should be read in conjunction with the combined consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of actual operating results for the entire year.

Basis of Presentation

As described in Note 1, on February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, the Company effectuated certain reorganization transactions which were designed to consolidate the ownership of its hotels into its operating partnership, consolidate its TRS lessees in its TRS, facilitate its separation from InvenTrust, and enable the Company to qualify as a REIT for federal income tax purposes. The accompanying combined condensed consolidated condensed financial statements prior to the spin-off have been “carved out” of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined condensed consolidated financial statements reflect the operations of the Company after giving effect to the

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

reorganization transactions, the disposition of other hotels previously owned by the Company, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company’s executives in InvenTrust’s benefit plans. Corporate costs directly associated with the Company’s principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined condensed consolidated statements of operations. Additionally, prior to the spin-off, InvenTrust allocated to the Company a portion of its corporate overhead costs based upon the Company’s percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. Based on these presentation matters, these financials may not be comparable to prior periods.

As InvenTrust was managing various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. Therefore, using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. However, actual costs may have differed from allocated costs if the Company had operated as a stand-alone entity during such period and those differences may have been material.

Each property maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past, current and expected economic conditions. Actual results could differ from these estimates.

Involuntary Conversion of Assets

On August 24, 2014, Napa, California experienced a 6.0 magnitude earthquake that impacted two lodging properties. The Company recorded involuntary losses of $9.0 million which represents the book value of the properties and equipment written off for the property damage. As it is probable that the Company will receive insurance proceeds to compensate for the property damages, the Company also recorded an offsetting insurance recovery receivable of $9.0 million. Related to this receivable, the Company has received $4.6 million, of which $0.3 million was in excess of the receivable related to one of the properties and was recorded as a gain included in other income on the combined condensed consolidated statement of operations for the three months ended March 31, 2015. As of March 31, 2015, the remaining receivable related to property damage insurance recoveries is $4.6 million. Any amount expected to be received above the recorded involuntary loss will be treated as a gain and will not be recorded until contingencies are resolved.

The Company will not record an insurance recovery receivable for business interruption losses until the amount for such recoveries is known and the amount is realizable. The business interruption insurance recovery for the three months ended March 31, 2015 was $3.7 million and is included in other income on the combined condensed consolidated statement of operations.

Income Taxes

The Company intends to elect to be taxed as, and operate in a manner that will allow the Company to qualify as, a REIT for federal income tax purposes. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the “90% Distribution Requirement”). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

To qualify as a REIT, the Company cannot operate or manage its hotels. Accordingly, the Company leases all of its hotels to subsidiaries of its TRS. The TRS is subject to federal, state and local income tax at regular corporate rates. Lease revenues at REIT subsidiaries or landlords and lease expense from the TRS lessees are eliminated in consolidation for financial statement purposes.

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

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income and tax-planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s analysis in determining the deferred tax asset valuation allowance involves management judgment and assumptions.

Income tax expense in the combined condensed consolidated financial statements for the period from January 1, 2015 through February 3, 2015 and for three months ended March 31, 2014 was calculated on a “carve-out” basis from InvenTrust.

Share-Based Compensation

The Company has adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is measured at the fair value of the award based on the fair market price of the shares on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award and a portion of awards related to development and renovations are capitalized. Share-based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company’s shares, expected dividend yield, expected term and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds. Share-based compensation is included in general and administrative expenses in accompanying combined condensed consolidated statements of operations and in building and other improvements in the combined condensed consolidated balance sheets for certain employees that manage property, developments, renovations and capital improvements.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) attributable to common stockholders, by the weighted average number of common shares outstanding during the period plus the effect of any dilutive securities determined using the treasury stock method. Any anti-dilutive securities are excluded from the diluted earnings per-share calculation.

Reclassifications

Reclassifications have been made to the prior year’s combined condensed consolidated financial statements to conform to current year’s presentation.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. ASU No. 2014-09 is currently effective for financial statements issued for fiscal years and interim period beginning after December 31, 2016. Early adoption is prohibited. In April 2015, the FASB voted to propose an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its combined condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption of the standard permitted, and should be applied retrospectively to all periods. Upon adoption of the standard, the Company will reclassify deferred financing costs from other assets to be shown net of debt in the liabilities section of the Company’s balance sheet.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (“VIEs”) and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect of the ASU on the Company’s combined condensed consolidated financial statements and related disclosures.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

3.	Acquired Properties

During the three months ended March 31, 2015, the Company did not acquire any lodging properties.

During the three months ended March 31, 2014, the Company acquired one lodging property for a purchase price of $183 million. The Company records identifiable assets, liabilities, and goodwill acquired in a business combination at fair value. For the property acquired during the three months ended March 31, 2014, the Company recorded revenue of $3.6 million and net income of $0.9 million, not including related expensed acquisition costs. During the three months ended March 31, 2014, the Company incurred $1.1 million of acquisition costs. The following is a summary of the acquisition for the three months ended March 31, 2014 (in thousands):

Property	Location	Acquisition Date	Rooms	Purchase Price
Aston Waikiki Beach Hotel	Honolulu, Hawaii	2/28/2014	645	$183,000

The following table summarizes the allocation of purchase price for the acquisition of the Aston Waikiki Beach Hotel during the three months ended March 31, 2014 (in thousands):

March 31, 2014
Building	$144,076
Furniture, fixtures, and equipment	27,087

Total fixed assets	$171,163

Below market ground lease	9,516
Net other assets and liabilities	2,321

Total purchase price	$183,000

The acquired property was included in the Company’s results of operations from date of its acquisition.

4.	Disposed Properties

During the three months ended March 31, 2015 and 2014, the Company did not sell any lodging properties. One land parcel, valued at $1.2 million, was transferred to InvenTrust on January 15, 2015 and was included in net contributions from InvenTrust in the accompanying combined condensed consolidated statement of changes in equity.

Three hotel properties were disposed of in 2014: Crowne Plaza Charleston, Doubletree Suites Atlanta Galleria, and Holiday Inn Secaucus. The Company’s combined condensed consolidated financial statements include these properties, operating results as part of continuing operations in accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) as they did not represent a strategic shift or have a major effect on the Company’s results of operations.

On November 17, 2014, InvenTrust sold a portfolio of 52 lodging properties (the “Suburban Select Service Portfolio”), which were properties previously overseen by the Company. This disposition represented a strategic shift and had a major effect on the Company’s results of operations. Accordingly, the results of operations of these 52 properties are presented as discontinued operations in the combined condensed consolidated financial statements for the three months ended March 31, 2015 and March 31, 2014 pursuant to ASU 2014-08.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

As discontinued operations, the components are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Revenues	$—	$55,866
Depreciation and amortization expense	—	12,602
Other expenses	511	39,749

Operating (loss) income from discontinued operations	(511)	3,515
Interest expense	—	(7,883)
Gain on sale of properties	22	—

Net loss from discontinued operations	$(489)	$(4,368)

Net cash provided by operating activities from the properties classified as discontinued operations for the three months ended March 31, 2014 was $3.6 million. Net cash used for investing activities by the properties classified as discontinued operations for the three months ended March 31, 2014 was $9.9 million.

5.	Investment in Partially Owned Entities

Consolidated Entities

During 2013, the Company entered into two joint ventures for each to develop a lodging property, the Grand Bohemian Mountain Brook and the Grand Bohemian Charleston. The Company has ownership interests of 75% in each joint venture. These entities are considered VIE’s as defined in FASB Accounting Standards Codification (“ASC”) 810, Consolidation, because the entities do not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIE’s that most significantly impact the VIE’s economic performance, as well as the obligation to absorb losses of the VIE’s that could potentially be significant to the Company or the right to receive benefits from the VIE’s that could potentially be significant to the Company. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.

The following are the liabilities of the consolidated VIE’s, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	March 31, 2015	December 31, 2014
Net investment properties	$50,840	$39,736
Other assets	1,257	1,318

Total assets	$52,097	$41,054
Mortgages, notes and margins payable	(28,679)	(21,214)
Other liabilities	(6,630)	(6,465)

Total liabilities	$(35,309)	$(27,679)

Net assets	$16,788	$13,375

Under the terms of the two joint venture agreements, the Company’s total capital investment in these two development properties is limited to $9.6 million and $7.2 million for the Grand Bohemian Mountain Brook and the Grand Bohemian Charleston, respectively, and as of March 31, 2015 a total of $2.4 million and $1.9 million, respectively, is the remaining amount to be invested by the Company.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

Unconsolidated Entities

Prior to February 21, 2014, the Company owned an interest in one unconsolidated partnership entity. On February 21, 2014, the Company bought out its partner’s interest in this entity and began consolidating this investment in its financial statements. In connection with this acquisition, the Company recorded the assets and liabilities of the entity at fair value resulting in a gain of $4.5 million. Prior to the entity being wholly owned, the equity method of accounting was used to account for this investment and the Company’s share of net income or loss was reflected in the combined condensed consolidated financial statements as equity earnings or losses and gain on consolidation of unconsolidated entity. In November 2014, this property was sold as part of the Suburban Select Service Portfolio and as of March 31, 2015, the Company does not have any remaining investments in unconsolidated entities.

The summarized results of operations of the Company’s investment prior to the purchase of the remaining interest in the joint venture for the three months ended March 31, 2014 are presented below (in thousands):

January 1 - February 20, 2014
Statement of Operations:
Revenues	$932

Expenses:
Interest expense and loan cost amortization	43
Depreciation and amortization	129
Operating expenses, ground rent and general and administrative expenses	802
Termination fee	325

Total expenses	1,299
Net loss	$(367)

Company’s share of net loss	$(293)

6.	Transactions with Related Parties

The following table summarizes the Company’s related party transactions (in thousands):

	For the three months ended March 31,
	2015	2014
General and administrative allocation (a)	$1,135	$4,683
Business management fee (b)	—	1,474
Loan placement fees (c)	—	68
Transition services fees (d)	255	—

(a)

General and administrative allocations include costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company’s executives in InvenTrust’s benefit plans. InvenTrust allocated to the Company a portion of its corporate overhead costs which was based upon the Company’s percentage share of the average invested assets of InvenTrust. As InvenTrust was managing various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. The Company believes that using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. However, actual costs may have differed from allocated costs if the Company had operated as a

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

stand-alone entity during such period and those differences may have been material. For the three months ended March 31, 2014, the general and administrative allocation related to the Suburban Select Service Portfolio was $1.1 million and was included in discontinued operations on the combined condensed consolidated statement of operations. As a result of the spin-off, the Company was not allocated any general and administrative expenses subsequent to January 2015.

(b)	During the three months ended March 31, 2014, InvenTrust paid a business management fee to its external manager, Inland American Business Manager and Advisor, Inc. (the “Business Manager”) based on the average invested assets. The Company was allocated a portion of the business management fee based upon its percentage share of the average invested assets of InvenTrust for the three months ended March 31, 2014. On March 12, 2014, InvenTrust entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. pursuant to which InvenTrust began the process of becoming entirely self-managed (collectively, the “Self-Management Transactions”). In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate its management agreement with the Business Manager. The Self-Management Transactions resulted in a final business management fee incurred in January 2014. As a result, the Company was not allocated a business management fee after January 2014.

(c)	The Company paid a related party of InvenTrust 0.2% of the principal amount of each loan placed for the Company. Such costs were capitalized as loan fees and amortized over the respective loan term. As a result of the spin-off, the Company will no longer be allocated any loan placement fees.

(d)	In connection with the Company’s separation from InvenTrust, the Company entered into a transition services agreement with InvenTrust under which InvenTrust has agreed to provide certain transition services to the Company, including services related to information technology systems, financial reporting and accounting and legal services. The expiration date varies by service provided and the agreement will terminate on the earlier of March 31, 2016 or the termination of the last service provided under it.

As of March 31, 2015 and December 31, 2014, the Company owed $12.9 million and $12.7 million, respectively, to InvenTrust which is included in other liabilities in the combined condensed consolidated balance sheets. As of March 31, 2015, amounts due to InvenTrust primarily included (i) $9.2 million for purchases of furniture, fixtures and equipment funded by InvenTrust and (ii) $3.6 million in insurance claims proceeds owed under the terms of the Separation and Distribution Agreement entered into with InvenTrust in connection with the separation. As of December 31, 2014, the amount due to InvenTrust was related to transaction and separation costs associated with the spin-off.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

7.	Debt

Mortgages Payable

Mortgage loans outstanding as of March 31, 2015 and December 31, 2014 were $1,178 million and $1,201 million and had a weighted average interest rate of 4.01% and 3.96% per annum, respectively. Mortgage premiums and discounts was a net $1.4 million and $1.7 million as of March 31, 2015 and December 31, 2014, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2015	Weighted average interest rate
2015	$55,500	5.45%
2016	357,373	5.09%
2017	196,960	5.18%
2018	197,282	2.94%
2019	326,700	2.65%
Thereafter	45,787	3.12%

Total mortgage premiums and discounts, net	(1,389)

Total	$1,178,213	4.01%

The amount maturing in 2015 represents one mortgage with a maturity date in October 2015. On February 27, 2015, one mortgage was extended to 2016 and on March 2, 2015 one mortgage was paid off in the amount of $26.3 million. Of the total outstanding debt, approximately $23.2 million is recourse to the Company.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of March 31, 2015, the Company was in compliance with all such covenants.

Unsecured Credit Facility

Prior to the consummation of the spin-off transaction, the Company was allocated $96.0 million of InvenTrust’s revolving credit facility. Effective February 3, 2015, this allocation was terminated and the Company entered into a new $400 million unsecured revolving credit facility with a syndicate of banks. The new revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows the Company to increase the aggregate availability by up to an additional $350 million. Borrowings under the revolving credit facility bear interest based on LIBOR plus a margin ranging from 1.50% to 2.45% (or, at the Company’s election upon achievement of an investment grade rating from Moody’s Investor Services, Inc. or Standard & Poor’s Rating Services, interest based on LIBOR plus a margin ranging from 0.875% to 1.50%). In addition, until such election, the Company expects to pay an unused commitment fee of up to 0.30% of the unused portion of the credit facility based on the average daily unused portion of the credit facility; thereafter, the Company expects to pay a facility fee ranging between 0.125% and 0.35% based on the Company’s debt rating. As of March 31, 2015, there was no outstanding balance on the unsecured revolving credit facility and during the three months ended March 31, 2015 the Company incurred an unused fee of approximately $0.2 million.

8.	Fair Value Measurements

In accordance with FASB ASC 820, Fair Value Measurement and Disclosures, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access.

•	Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

The Company has estimated the fair value of its financial and non-financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

Non-Recurring Measurements

Investment Properties

During the three months ended March 31, 2014, the Company identified a hotel property which had a reduction in the expected holding period and reviewed the probability of the asset’s disposition. The Company recorded an impairment of investment properties of $3.0 million for the three months ended March 31, 2014 based on the estimated fair value using letters of intent and purchase contracts. No impairments were recorded for the three months ended March 31, 2015.

The following table summarizes activity for the Company’s asset measured at fair value on a non-recurring basis as of March 31, 2015 and March 31, 2014, respectively (in thousands):

	Fair Value at Measurement Date Using
	March 31, 2015	March 31, 2014
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Investment property	$—	$12,600

Total	$—	$12,600

Financial Instruments Not Measured at Fair Value

The table below represents the fair value of financial instruments presented at carrying values in the combined condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$1,178,213	$1,216,153	$1,200,688	$1,194,237
Unsecured credit facility	$—	$—	$96,020	$96,020

The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 2.83% and 3.96% per annum as of March 31, 2015 and December 31, 2014, respectively. The fair value estimate of the unsecured credit facility approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company’s. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

9.	Income Taxes

The Company intends to elect to be taxed as, and operate in a manner that will allow the Company to qualify as, a REIT under the Internal Revenue Code of 1986. To qualify as a REIT, the Company cannot operate or manage its hotels. Accordingly, the Company leases all of its hotels to subsidiaries of its TRS. The TRS is subject to federal, state and local income tax at regular corporate rates. Lease revenue at the REIT landlord subsidiaries and lease expense at the TRS lessees is eliminated in consolidation for financial statement purposes.

During the three months ended March 31, 2015, the Company recognized income tax expense of $5.1 million, of which $2.9 million related to taxes on a one-time gain on the transfer of a hotel resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT. The Company’s effective tax rate differed from the federal statutory rate predominately due to the dividends paid deduction, state income taxes, and changes to valuation allowances. During the three months ended March 31, 2014, the Company recognized $1.9 million income tax expense which was calculated on a “carve-out” basis from InvenTrust.

10.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue up to 50 million shares of preferred stock, $0.01 par value per share. On January 5, 2015, the Company issued 125 shares of preferred stock of the Company, designated as 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), in a private placement to approximately 125 investors who qualify as “accredited investors” (as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for an aggregate purchase price of $125 thousand.

Common Shares

The Company is authorized to issue up to 500 million shares of its Common Stock, $0.01 par value per share. On February 3, 2015, the Company spun off from InvenTrust, its former parent, through a taxable pro rata distribution by InvenTrust of 95% of the Common Stock as of the close of business on January 20, 2015. Each holder of record of InvenTrust’s common stock received one share of Common Stock for every eight shares of InvenTrust’s common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of InvenTrust received cash. On February 4, 2015, Xenia’s Common Stock began trading on the NYSE under the ticker symbol “XHR.” As a result of the Distribution, the Company became a stand-alone, publicly-traded company.

On February 4, 2015, in conjunction with the listing of the Company’s common stock on the NYSE, the Company commenced a modified “Dutch Auction” self-tender offer (the “Tender Offer”) to purchase for cash up to $125 million in value of shares of the Company’s Common Stock at a price not greater than $21.00 nor less than $19.00 per share, net to the seller in cash, less any applicable withholding of taxes and without interest. The Tender Offer expired on March 5, 2015. As a result of the Tender Offer, the Company accepted for purchase 1,759,344 shares of its Common Stock at a purchase price of $21.00 per share, for an aggregate purchase price of $36.9 million (excluding fees and expenses relating to the Tender Offer), which was funded from cash on hand. The 1,759,344 shares of Common Stock accepted for purchase in the Tender Offer represented approximately 1.6% of the Company’s Common Stock outstanding as of February 3, 2015, the last day prior to the commencement of the Tender Offer. Stockholders who properly tendered and did not properly withdraw shares of Common Stock in the Tender Offer at or below the final purchase price of $21.00 per share had all of their tendered shares of Common Stock purchased by the Company at $21.00 per share.

As of March 31, 2015, the Company had 111,664,641 shares of Common Stock outstanding.

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

Distributions

On March 13, 2015, the Company’s Board of Directors authorized a cash dividend of $0.1457 per share of the Company’s Common Stock for the first quarter of 2015. The dividend represents the Company’s anticipated regular quarterly dividend of $0.23 per share, prorated for the period from February 3, 2015 through March 31, 2015. As of March 31, 2015, the Company had accrued $16.3 million in distributions payable on the combined condensed consolidated balance sheet, which were paid on April 15, 2015.

11.	Earnings Per Share

Basic earnings per common share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. Potential shares consist of share unit awards, calculated using the treasury stock method. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.

For periods prior to the spin-off, basic and diluted earnings per share was calculated by dividing net income attributable to the Company by the 113.4 million shares of Common Stock outstanding upon the completion of the distribution (based on a distribution ratio of one share of Xenia common stock for every eight shares of InvenTrust common stock).

The following table reconciles net (loss) income to basic and diluted EPS (in thousands, except share and per share data):

	For the three months ended March 31,
	2015	2014
(Loss) income from continuing operations	$(14,377)	$6,687
Loss from discontinued operations, net of tax	(489)	(4,368)

Net (loss) income	$(14,866)	$2,319

Weighted average shares outstanding - Basic	112,964,557	113,397,997
Dilutive effect of common stock equivalents	—	—

Weighted average shares outstanding - Diluted	112,964,557	113,397,997

Basic and diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.13)	$0.06
Loss from discontinued operations, net of tax	$—	$(0.04)

Net (loss) earnings per share	$(0.13)	$0.02

Total weighted average shares for the three months ended March 31, 2015 excludes 49,900 restricted stock units because the resulting effect would have been anti-dilutive. We had no outstanding restricted stock units for the three months ended March 31, 2014.

12.	Share Based Compensation

Share Unit Plan

On September 17, 2014, the Board of Directors of InvenTrust and the Company’s Board of Directors adopted and ratified the share unit plan (the “2014 Share Unit Plan”). The 2014 Share Unit Plan provided for the grant of notional “share unit” awards to eligible participants. Refer to Exhibit 99.1 of the Company’s Registration Statement on Form 10, filed on August 8, 2014, as amended, for additional information regarding the 2014 Share Unit Plan. The 2015 Incentive Award Plan as defined below replaced the 2014 Share Unit Plan in connection with the Company’s separation from InvenTrust, and the 2014 Share Unit Plan was terminated in connection

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

with the implementation of the 2015 Incentive Award Plan. Awards outstanding under the 2014 Share Unit Plan at the time of its termination will remain outstanding in accordance with their terms, and the terms and conditions of the 2014 Share Unit Plan will continue to govern such awards.

During 2014, the Company granted restricted stock units to certain members of management, the vesting of which was conditioned upon a triggering event, such as a listing or a change in control. A triggering event occurred in February 2015 upon the completion of the spin-off of the Company. As of March 31, 2015, 176,397 restricted stock units were outstanding to certain members of management that vest annually over a three year period and are based on continued employment. Additionally, as of March 31, 2015, 178,284 restricted stock units were outstanding to certain members of management that cliff vest in March 2017 and are based on continued employment. Each restricted stock unit is convertible to one unit of Common Stock upon vesting.

The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan as of March 31, 2015 is as follows:

Restricted Stock
Units
Outstanding as of January 1, 2015	817,640
Adjustment for final units at spin-off date	(462,959)
Granted	—
Exercised	—
Expired	—
Forfeited	—

Outstanding as of March 31, 2015 (1)	354,681

Vested as of March 31, 2015	—

(1)	The weighted average fair value of the 354,681 restricted stock units was $20.19 per unit.

2015 Incentive Award Plan

On January 9, 2015, the Company adopted, and InvenTrust as its sole common stockholder approved, a new equity incentive award plan (the “2015 Incentive Award Plan”) effective as of February 2, 2015 (the date prior to the date of the Company’s separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. Refer to Exhibit 10.14 of the Company’s Registration Statement on Form 10, filed on August 8, 2014, as amended, for additional information regarding the 2015 Incentive Award Plan. In February 2015, the Board of Directors and certain members of management were granted 25,988 share awards that vested immediately upon their grant date and had a weighted average grant date fair value of $20.55 per share. No other awards were granted under the 2015 Incentive Award Plan for the three months ending March 31, 2015.

For the three months ended March 31, 2015, the Company recognized approximately $0.5 million of share-based compensation expense related to stock payments under the 2015 Incentive Award Plan, of which approximately $525 thousand was provided to the board of directors and approximately $9 thousand was provided to certain executive officers. In addition, in connection with the 2014 Share Unit Plan, during the three months ended March 31, 2015 the Company recognized approximately $1.1 million in compensation expense related to restricted stock units provided to certain of its executive officers and members of management and capitalized approximately $88 thousand related to restricted stock units provided to certain members of management that oversee

XENIA HOTELS & RESORTS, INC.

Notes to Combined Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

development and capital projects on behalf of the Company. These amounts are amortized over the vesting period of each grant using the fair value at the grant date. Additionally, this includes a cumulative catch up for compensation expense related to the fourth quarter of 2014 because the effectiveness of the grants was subject to the completion of the spin-off of the Company from InvenTrust, which occurred on February 3, 2015. As of March 31, 2015, there was $5.9 million of total unrecognized compensation costs related to non-vested restricted stock units issued under the 2014 Share Unit Plan, which are expected to be recognized over a remaining weighted-average period of 11 additional quarters.

13.	Commitments and Contingencies

Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels’ furniture, fixtures and equipment. As of March 31, 2015 and December 31, 2014, the Company had a balance of $73.7 million and $76.3 million, respectively, in reserves for future improvements. This amount is included in restricted cash and escrows on the combined condensed consolidated balance sheet as of March 31, 2015.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

In addition, in connection with the Company’s separation from InvenTrust, on August 8, 2014, the Company entered into an Indemnity Agreement, as amended, with InvenTrust pursuant to which InvenTrust has agreed to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless the Company and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assignees from and against all losses, including but not limited to “actions” (as defined in the Indemnity Agreement), arising from: (1) the non-public, formal, fact-finding investigation by the SEC as described in InvenTrust’s public filings with the SEC (the “SEC Investigation”); (2) the three related demands (including the Derivative Lawsuit described below) received by InvenTrust (“Derivative Demands”) from stockholders to conduct investigations regarding claims similar to the matters that are subject to the SEC Investigation and as described in InvenTrust’ public filings with the SEC; (3) the derivative lawsuit filed on March 21, 2013 on behalf of InvenTrust by counsel for stockholders who made the first Derivative Demand (the “Derivative Lawsuit”); and (4) the investigation by the Special Litigation Committee of the board of directors of InvenTrust. In each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after February 3, 2015, the separation date or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after February 3, 2015, the separation date.

On March 25, 2015, InvenTrust announced that the SEC had informed InvenTrust that the SEC had concluded its formal, non-public investigation of matters related to InvenTrust. The SEC informed InvenTrust that, based on the information received to date, it did not intend to recommend any enforcement action against InvenTrust.

14.	Subsequent Events

On May 5, 2015, the Compensation Committee (“the Compensation Committee”) of the Board of Directors of the Company approved the issuance of 88,175 Time-Based LTIP Units of our Operating Partnership and 409,874 Class A Performance LTIP Units under the 2015 Incentive Award Plan to the Company’s executive officers. For additional information regarding these awards, see the Company’s Form 8-K filed with the SEC on May 7, 2015. Additionally, the Compensation Committee approved the issuance of 17,032 performance-vesting restricted stock units and 66,160 time-based restricted stock units to certain other members of management.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K, as may be updated elsewhere in this report; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply and demand for hotel rooms; changes in the competitive environment in lodging industry and the markets where we own hotels; events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters; our reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions of additional hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associates with these hotel properties; the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters or terrorism; changes in distribution channels, such as through internet travel intermediaries; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust, our former parent, and our ability to operate as a stand-alone public company; potential business conflicts of interests with InvenTrust; our organizational and governance structure; our status as a real estate investment trust (a “REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.

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

The following discussion and analysis should be read in conjunction with the Company’s Combined Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Overview

Xenia Hotels & Resorts, Inc. (“we”, “us”, “our”, or the “Company”) is a self-advised and self-administered REIT that invests primarily in premium full service, lifestyle and urban upscale hotels, with a focus on the Top 25 Markets as well as key leisure destinations in the United States. A premium full service hotel refers to a hotel defined as “upper upscale” or “luxury” by STR Inc. (“STR”). A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. An urban upscale hotel refers to a hotel located in an urban or similar high-density commercial area, such as a central business district, and defined as “upscale” or “upper midscale” by STR. As of March 31, 2015, we owned 46 hotels, comprising 12,639 rooms, across 19 states and the District of Columbia, and had a majority interest in two hotels under development. Our hotels are primarily operated by industry leaders such as Marriott ®, Hilton ®, Hyatt ®, Starwood ®, Kimpton ®, Aston ®, Fairmont ® and Loews ®, as well as leading independent management companies.

We plan to grow our business through a differentiated acquisition strategy, aggressive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected room revenue per available room (“RevPAR”) growth. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities which best fit our investment criteria. We own and pursue hotels in the upscale, upper upscale and luxury segments that are affiliated with premium, leading brands, as we believe that these segments yield attractive risk adjusted returns. Within these segments, we focus on hotels that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than hotels that are heavily dependent on conventions and group business.

We also seek properties that exhibit an opportunity for us to enhance operating performance through aggressive asset management and targeted capital investment. While we do not operate our hotel properties, our asset management team and our executive management team monitor and work cooperatively with our hotel managers by conducting regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives. We interact frequently with our management companies and on-site management personnel, including conducting regular meetings with key executives of our management companies and brands. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our stockholders.

Basis of Presentation

On February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, we effectuated certain reorganization transactions which were designed to consolidate the ownership of our hotels into our operating partnership; consolidate our TRS lessees in the TRS; facilitate our separation from InvenTrust; and enable us to qualify as a REIT for federal income tax purposes. The accompanying combined condensed consolidated financial statements prior to the spin-off have been “carved out” of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined condensed consolidated financial statements reflect our operations after giving effect to the reorganization transactions, the disposition of other hotels previously owned by us, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to us by InvenTrust, as well as costs associated with participation by certain of our executives in InvenTrust’s benefit plans. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined condensed consolidated statements of operations. Additionally, prior to the spin-off, InvenTrust allocated to us a portion of its corporate overhead costs based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses.

Based on these presentation matters, these financials may not be comparable to prior periods. In addition, certain reclassifications were made for presentation of lodging related activities on the combined condensed consolidated statement of operations for the three months ended March 31, 2015.

Our Revenues and Expenses

Our revenue is primarily derived from hotel operations, including room revenue, food and beverage revenue and other operating department revenue, which consists of parking, telephone, other guest services and tenant leases.

Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management fees and other indirect and direct operating expenses. Room expense includes housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, and repairs and maintenance and utility costs. Our hotels are managed by independent, third-party management companies under long-term agreements under which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel.

Key Indicators of Operating Performance

We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as RevPAR; average daily rate (“ADR”); occupancy rate (“occupancy”); and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA (“Adjusted EBITDA”); funds from operations (“FFO”) and Adjusted FFO (“Adjusted FFO”). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See “Non-GAAP Financial Measures” for further discussion of the Company’s use, definitions and limitations of EBITDA and FFO and Adjusted EBITDA and Adjusted FFO.

Results of Operations

Overview

At March 31, 2015 and 2014, we owned 46 and 101 hotels, respectively. On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift pursuant to ASU No. 2014-08 and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.

Additionally, the following three other hotels were disposed of in 2014: Crowne Plaza Charleston, Doubletree Suites Atlanta Galleria, and Holiday Inn Secaucus. Our combined condensed consolidated financial statements include these hotels as part of continuing operations in accordance with ASU No. 2014-08 as they did not represent a strategic shift.

The remaining 46 properties owned at March 31, 2015 have been included in our results of continuing operations during the respective periods since their dates of acquisition. Operating results for the Aston Waikiki Beach are not comparable for the three months ended March 31, 2015 and 2014 as it was acquired in February 2014.

Operating Information

The following tables sets forth certain operating information for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014	Variance
Number of properties	46	49	(6.1)%
Number of rooms	12,639	13,117	(3.6)%
Occupancy (1)	73.9%	75.0%	(1.5)%
ADR (1)	$182.16	$170.95	6.6%
RevPAR (1)	$134.59	$128.14	5.0%
Hotel operating income (in thousands) (2)	$83,526	$75,488	10.6%

(1)	For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition.
(2)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.

The following table shows the geographic diversification of our hotel properties as of March 31, 2015 (1):

Region (2)	Number of Hotels	Number of Rooms
South Atlantic
(Georgia, Florida, Maryland, Virginia, West Virginia, Washington D.C.)	15	3,269
West South Central
(Louisiana, Texas)	9	3,339
Pacific
(California, Hawaii)	7	3,062
Mountain
(Arizona, Colorado, Utah)	5	1,016
Other
(Alabama, Kentucky, Illinois, Iowa, Massachusetts, Missouri, Pennsylvania	10	1,953

Total	46	12,639

(1)	The table excludes our two hotels under development.
(2)	Represents the diversification of our hotel properties as defined by STR.

The following table sets forth certain operating information for our hotel properties by geographic diversification for the three months ended March 31, 2015 and 2014 (1):

	For the three months ended March 31,
	2015 (3)			2014 (3)
Region (2)	Occupancy	ADR	RevPAR	Occupancy	ADR	RevPAR
South Atlantic	77.4%	$179.70	$139.17	76.8%	$165.83	$127.29
West South Central	75.4%	$194.69	$146.79	76.7%	$186.83	$143.38
Pacific	71.4%	$191.65	$136.77	77.7%	$179.13	$139.22
Mountain	80.7%	$178.33	$143.95	80.9%	$164.60	$133.19
Other	65.7%	$148.77	$97.81	62.8%	$142.19	$89.25

Total	73.9%	$182.16	$134.59	75.0%	$170.95	$128.14

(1)	Includes only hotels in our portfolio, excluding our two hotels under development, as of the end of the applicable period.
(2)	Represents our diversification of our hotel properties as defined by STR.
(3)	Full year 2014 was negatively impacted by the August 2014 earthquake in Northern California, which resulted in damage at two of our hotels, the Marriott Napa Valley Hotel & Spa and the Andaz Napa. The Marriott sustained limited damage and fully re-opened in October 2014. The Andaz partially re-opened in December 2014 with a total of 17,106 room nights out of order in the second half of 2014, and another 682 nights out of order in January 2015.

Operating Information Comparison of the three months ended March 31, 2015 and 2014 Revenues

Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	For the three months ended March 31,
	2015	2014	Increase / (Decrease)	Variance
Number of properties	46	49	(3)	(6.1)%
Revenues:
Room revenues	$153,090	$146,482	$6,608	4.5%
Food and beverage revenues	62,253	57,612	4,641	8.1%
Other revenues	12,531	14,431	(1,900)	(13.2)%

Total revenues	$227,874	$218,525	$9,349	4.3%

Room revenues

Room revenues increased by $6.6 million, or 4.5%, to $153.1 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, of which $5.9 million was contributed by Aston Waikiki Beach acquired in February 2014 and $6.9 million was contributed by the remaining 45 hotels due to improved RevPAR among the portfolio, for the period compared to the same period prior year. These net increases for the three months ended March 31, 2015, were offset by a reduction in revenue of $1.2 million related to the Marriott San Francisco Airport Waterfront hotel due to substantial renovations and $3.8 million related to three properties disposed of in 2014. Additionally, in the first quarter of 2015 we transitioned to Eleventh Revised Edition of the Uniform System of Accounts for the Lodging Industry (“USALI”), which resulted in $1.2 million of resort fees being recorded in other revenues rather than room revenues, of which $1.0 million of the decrease was attributable to Aston Waikiki Beach.

Food and beverage revenues

Food and beverage revenues increased by $4.6 million, or 8.1%, to $62.3 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, of which $1.7 million of the increase was attributable to the reclassifications of revenues historically included in other revenues and net increases of $3.6 million attributable to higher banquet food and beverage, and ancillary revenues, as well as continued good performance in other food and beverage outlets. These increases for the three months ended March 31, 2015, were offset by decreases of $0.7 million related to three properties disposed of in 2014.

Other revenues

Other revenues decreased by $1.9 million, or 13.2%, to $12.5 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, of which $1.1 million of the decrease was due to a reduction in guarantee payments recorded from the manager of one hotel, $1.7 million was attributed to the reclassifications of revenues historically included in other revenues to food and beverage revenue, and $0.7 million was attributed by decreases among the remaining portfolio. These decreases were offset by increases of $1.6 million which was primarily contributed by the Aston Waikiki Beach acquired in February 2014, which includes resort fees that were previously included in room revenues for the three months ended March 31, 2014 as a result of the transition to Eleventh Revised Edition of USALI in the first quarter of 2015.

Hotel Operating Expenses

Hotel operating expenses consist of the following (in thousands):

	For the three months ended March 31,
	2015	2014	Increase / (Decrease)	Variance
Number of properties	46	49	(3)	(6.1)%
Hotel operating expenses:
Room expenses	$35,187	$33,144	$2,043	6.2%
Food and beverage expenses	40,187	39,117	1,070	2.7%
Other direct expenses	4,265	8,158	(3,893)	(47.7)%
Other indirect expenses	53,258	50,312	2,946	5.9%
Management and franchise fees	11,451	12,306	(855)	(6.9)%

Total hotel operating expenses	$144,348	$143,037	$1,311	0.9%

Total hotel operating expenses

Hotel operating expenses increased $1.3 million, or 0.9%, to $144.3 million for the three months ended March 31, 2015 from $143.0 million for the three months ended March 31, 2014, of which $3.6 million of the increase was contributed by the Aston Waikiki Beach hotel acquired in February 2014 and $1.5 million of the increase was contributed by our remaining properties. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Theses increases were offset by a $3.8 million decrease in total hotel operating expenses attributable to the three hotels sold in 2014.

Corporate and Other Expenses

Corporate and other expenses consist of the following (in thousands):

	For the three months ended March 31,
	2015	2014	Increase / (Decrease)	Variance
Depreciation and amortization	$36,387	$33,884	$2,503	7.4%
Real estate taxes, personal property taxes and insurance	12,193	10,818	1,375	12.7%
Ground lease expense	1,275	1,054	221	21.0%
General and administrative expenses	7,045	5,459	1,586	29.0%
Business management fees	—	1,474	(1,474)	(100.0)%
Acquisition transaction costs	29	1,120	(1,091)	(97.4)%
Provision for asset impairment	—	2,998	(2,998)	(100.0)%
Separation and other start-up related expenses	25,296	$—	25,296	—

Total corporate and other expenses	$82,225	$56,807	$25,418	44.7%

Depreciation and amortization

Depreciation and amortization expense increased $2.5 million, or 7.4%, to $36.4 million for the three months ended March 31, 2015 from $33.9 million for the three months ended March 31, 2014, of which $1.7 million of the increase was contributed by the Aston Waikiki Beach acquired in February 2014. The remaining $0.8 million increase is the result of capital expenditures to improve our properties offset by decreases for three properties sold in 2014.

Real estate taxes, personal property taxes and insurance

Real estate taxes, personal property taxes and insurance expense increased $1.4 million, or 12.7%, to $12.2 million for the three months ended March 31, 2015 from $10.8 million for the three months ended March 31, 2014. Real estate taxes and personal property taxes increased across the portfolio due to increased assessed property values or tax rates at certain properties, partially offset by refunds from prior year real estate tax appeals.

Ground lease expense

Ground lease expense increased $0.2 million, or 21.0%, to $1.3 million for the three months ended March 31, 2015 from $1.1 million for the three months ended March 31, 2014, of which $0.4 million was attributable to Aston Waikiki Beach acquired in February 2014 offset by decreases of $0.2 million for a property sold in 2014.

General and administrative expenses

General and administrative expenses increased $1.6 million, or 29.0%, to $7.0 million for the three months ended March 31, 2015 from $5.5 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, general and administrative expenses included an allocation of costs by InvenTrust for certain corporate services and other expenses in the amount of $1.1 million. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust’s employees (accounting, finance, tax, treasury, and legal). Additionally, the increase was attributable to $1.6 million in non-cash stock compensation to our Board of Directors and certain elected officers during the three months ended March 31, 2015.

Business management fee

Business management fee expense decreased $1.5 million, or 100.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. On March 12, 2014, InvenTrust executed the Self-Management Transactions. In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for InvenTrust by the Business Manager. The Self-Management Transactions resulted in a final business management fee incurred in January 2014.

Acquisition transaction costs

Acquisition transaction costs decreased $1.1 million, or 97.4%, due to no acquisitions being completed during the three months ended March 31, 2015. Typically, acquisition transaction costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity.

Provision for asset impairment

During the three months ended March 31, 2014, a provision for asset impairment of $3.0 million was recorded on one hotel which was identified to have a reduction in the expected holding period and was written down to its estimated fair market value. There were no asset impairments recorded for the three months ended March 31, 2015.

Separation and other start-up related expenses

The $25.3 million increase in separation and other start-up related expenses paid to unrelated third parties was attributable to one-time costs incurred related to our spin-off from InvenTrust, the listing of our Common Stock on the NYSE, costs related to the Tender Offer and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

Results of Non-Operating Income and Expenses

Hotel non-operating income and expenses consist of the following (in thousands):

	For the three months ended March 31,
	2015	2014	Increase / (Decrease)	Variance
Non-operating income and expenses:
Other income	$2,582	$125	$2,457	1,965.6%
Interest expense	(13,181)	(14,448)	(1,267)	(8.8)%
Equity in losses and gain on consolidation of unconsolidated entity, net	—	4,248	(4,248)	100.0%
Income tax expense	(5,079)	(1,919)	3,160	164.7%
Net loss from discontinued operations	(489)	(4,368)	(3,879)	(88.8)%

Other income

Other income increased $2.5 million for the three months ended March 31, 2015 which was attributable to the involuntary loss and business interruption insurance recovery income of $2.3 million, which was net of $1.4 million in hotel related expenses.

Interest expense

Interest expense decreased $1.3 million, or 8.8%, to $13.2 million for the three months ended March 31, 2015 from $14.4 million for the three months ended March 31, 2014. This was primarily the result of lower debt balances from mortgages and the paydown of one mortgage loan during the three months ended March 31, 2015. In addition, as of March 31, 2015, the Company was no longer responsible for its $96.0 million allocation of InvenTrust’s unsecured credit facility.

Equity in losses and gain on consolidation of unconsolidated entity, net

Equity in losses and gain on consolidation of unconsolidated entity, net decreased $4.2 million, or 100.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. During the three months ended March 31, 2014, the Company bought out its partner’s interest in an unconsolidated entity that owned one hotel property, and began consolidating the operating results of the hotel resulting in a gain of $4.5 million upon consolidation of the related assets and liabilities which was offset by $0.3 million representing the Company’s share of equity in losses prior to the buyout of the remaining partner’s interest. The respective hotel property was later sold as part of the Suburban Select Service Portfolio. We have no investments in unconsolidated entities as of March 31, 2015.

Income tax expense

Income tax expense increased $3.2 million, or 164.7%, to $5.1 million for the three months ended March 31, 2015 from $1.9 million for the three months ended March 31, 2014, which includes taxes on a one-time taxable gain of $2.9 million on the transfer of a hotel resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT.

Loss from discontinued operations

Loss from discontinued operations decreased $3.9 million, or (88.8)%, to $0.5 million for the three months ended March 31, 2015 from net loss of $4.4 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, there were 52 properties reflected in discontinued operations. Effective January 1, 2014, we elected to early adopt ASU No. 2014-08. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. On September 17, 2014, InvenTrust entered into a definitive asset purchase agreement to sell the Suburban Select Service Portfolio, which was sold on November 17, 2014. Prior to the sale transaction, we oversaw the Suburban Select Service Portfolio. We believe this sale represented a strategic shift that had a major effect on our results and operations, and qualified as discontinued operations under ASU 2014-08. The operations of these hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three months ended March 31, 2014 and March 31, 2015.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements from cash on hand, cash flow from operations and borrowings under our unsecured revolving credit facility. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

On a long term basis, our objectives are to maximize revenue and profits generated by our existing properties and acquired hotels, to further enhance the value of our portfolio and produce an attractive current yield, as well as, to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. To the extent we are able to successfully improve the performance of our portfolio, we believe this will result in increased operating cash flows. Additionally, we may meet our long-term liquidity requirements through additional borrowings, the sale of equity securities, debt issuances, and/or proceeds from the sales of hotels.

We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of March 31, 2015, we had $238.1 million of consolidated cash and cash equivalents and $82.9 million of restricted cash and escrows. The restricted cash as of March 31, 2015 primarily consists of cash held in restricted escrows of $8.8 million for real estate taxes and insurance, $73.7 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements and $0.4 million of other restricted cash.

Credit Facility

Effective February 3, 2015, we entered into a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million. As of March 31, 2015, we had no outstanding borrowings under the revolver.

Interest is paid on the periodic advances under the unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leveraging ratio pursuant to the provisions of the credit facility agreement. Our credit facility requires an unused commitment fee of 0.30% on the unused portion of the available borrowing amount, which totaled approximately $0.2 million for the three months ended March 31, 2015. The facility also contains customary covenants and restricting for similar type facilities and as of March 31, 2015, we were in compliance with these requirements.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage financings and draws on our credit facility. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.

Comparison of the three months ended March 31, 2015 to March 31, 2014

The table below presents summary cash flow information for the combined condensed consolidated statements of cash flows (in thousands):

	For the three months ended March 31,
	2015	2014
Net cash flows provided by operating activities	$4,936	$35,960
Net cash flows used in investing activities	(22,885)	(191,597)
Net cash flows provided by financing activities	93,028	193,808

Increase in cash and cash equivalents	75,079	38,171
Cash and cash equivalents, at beginning of period	163,053	89,169

Cash and cash equivalents, at end of period	$238,132	$127,340

Operating

•	Cash provided by operating activities was $4.9 million and $36.0 million for the three months ended March 31, 2015 and 2014, respectively. Cash provided by operating activities for the three months ended March 31, 2015 decreased due to (i) non-recurring general and administrative expenses of $25.3 million for one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to the Tender Offer, and costs related to becoming a stand-alone public company, as well as (ii) the sale of the Suburban Select Service Portfolio, which was offset by increases from operating income from the acquisition of Aston Waikiki Beach during the three months ended March 31, 2014.

Investing

•	Cash used in investing activities was $22.9 million and $191.6 million for the three months ended March 31, 2015 and 2014, respectively. Cash used in investing activities for the three months ended March 31, 2015 was primarily due to capital improvements at our hotel properties. The cash flows used in investing activities for the three months ended March 31, 2015 was lower than those compared to the three months ended March 31, 2014 due to the purchase of the Aston Waikiki Beach for $183.0 million in February 2014.

Financing

•	Cash provided by financing activities was $93.0 million and $193.8 million for the three months ended March 31, 2015 and 2014, respectively. Cash provided by financing activities for the three months ended March 31, 2015 was primarily comprised of a net contribution of $153.3 million from InvenTrust and proceeds from mortgage debt of $7.5 million, which was partially offset by cash used for mortgage principal payments of $2.2 million, the payoff a $26.3 million mortgage loan, and $36.9 million related to the repurchase of common shares in the Tender Offer. Cash provided by financing activities for the three months ended March 31, 2014, was primarily due to a net contribution of $134.3 million from InvenTrust and proceeds from mortgage debt and notes payable of $68.3 million, partially offset by payoffs and principal payments on mortgage debt of $3.6 million.

Dividend Policy

We anticipate making regular quarterly distributions to our stockholders. On March 13, 2015, our Board of Directors declared a pro rata initial dividend of $0.1457 per share, payable on April 15, 2015 to stockholders of record as of March 31, 2015 with respect to the period beginning February 3, 2015, the completion of our separation from InvenTrust, through March 31, 2015 based on a dividend of $0.23 per share for a full quarter. On an annualized basis, this would be $0.92 per share of common stock. This dividend was paid on April 15, 2015 in the aggregate amount of $16.3 million. We expect that the cash required to fund our dividends will be covered by cash generated by operations over the long-term, however during the first quarter of 2015 our cash flow from operations was impacted by non-recurring separation and other startup related expenses of $25.3 million related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, and costs related to the Tender Offer, as described above.

Capital Expenditures and Reserve Funds

We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash and cash equivalents on hand, our unsecured revolving credit facility and/or other sources of available liquidity. As of March 31, 2015 and December 31, 2014, we held a total of $73.7 million and $76.3 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.

During the three months ended March 31, 2015, we made total capital expenditures of $17.1 million, including $0.7 million for Napa hotel earthquake repairs. Our total capital expenditures in 2014 were $47.3 million. For 2015, we anticipate total capital expenditures of approximately $50 million to $60 million, excluding capital expenditures related to earthquake damage remediation at two of our Napa hotel properties.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet arrangements.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our operating performance: EBITDA, Adjusted EBITDA, FFO and Adjusted FFO. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss, operating profit, cash from operations, or any other operating performance measure as prescribed per GAAP.

EBITDA and Adjusted EBITDA

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

We further adjust EBITDA for certain additional items such as hotel property acquisitions and pursuit costs, amortization of share-based compensation, equity investment adjustments, the cumulative effect of changes in accounting principles, impairment of real estate assets, operating results from properties sold and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe Adjusted EBITDA provides investors with another financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.

FFO and Adjusted FFO

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for unconsolidated partnerships and joint ventures, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs.

We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO such as hotel property acquisition and pursuit costs, amortization of debt origination costs and share-based compensation, operating results from properties that are sold and other expenses we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.

The following is a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Net (loss) income	$(14,866)	$2,319
Adjustments:
Interest expense	13,181	14,448
Interest expense from unconsolidated entity	—	34
Interest expense from discontinued operations	—	7,808
Income tax expense	5,079	1,919
Depreciation and amortization related to investment properties	36,387	33,884

Depreciation and amortization related to investment in unconsolidated entity	—	102
Depreciation and amortization of discontinued operations	—	12,602

EBITDA	$39,781	$73,116
Reconciliation to Adjusted EBITDA
Impairment of investment properties	—	2,998
Loss on extinguishment of debt	105	—
Gain on consolidation of investment in unconsolidated entity	—	(4,481)
Acquisition and pursuit costs	29	1,120
Amortization of share-based compensation expense	1,674	—
Gain from excess property insurance recovery	(276)	—
Business interruption proceeds net of hotel related expenses (1)	(2,324)	—
EBITDA adjustment for three hotels sold in 2014 (2)	(47)	(555)
EBITDA adjustment for Suburban Select Service Portfolio (3)	489	(16,043)
Other non-recurring expenses (4)	25,296	—

Adjusted EBITDA	$64,727	$56,155

(1)	The business interruption insurance recovery for the three months ended March 31, 2015 was $3.7 million, which is net of $1.4 million of hotel related expenses, attributable to those hotels impacted by the August 2014 Napa Earthquake.
(2)	The following three hotels were disposed of in 2014: Crowne Plaza Charleston, Doubletree Suites Atlanta Galleria, and Holiday Inn Secaucus.
(3)	On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.
(4)	For the three months ended March 31, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to the Tender Offer described in Note 10 in the combined condensed consolidated financial statements as of March 31, 2015 and 2014, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

The following is a reconciliation of our GAAP net (loss) income to FFO and Adjusted FFO for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Net (loss) income	$(14,866)	$2,319
Adjustments:
Depreciation and amortization related to investment properties	36,387	33,884
Depreciation and amortization related to investment in unconsolidated entity	—	102
Depreciation and amortization of discontinued operations	—	12,602
Impairment of investment property	—	2,998
Gain on consolidation of investment in unconsolidated entity	$—	$(4,481)

FFO	$21,521	$47,424

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$105	$—
Acquisition and pursuit costs	29	1,120
Loan related costs (1)	1,169	1,150
Amortization of share-based compensation expense	1,674	—
Income tax related to restructuring (2)	2,875	—
Business interruption proceeds net of hotel related expenses (3)	(2,324)	—
Less FFO adjustment for three hotels sold in 2014 (4)	(47)	(407)
Less FFO adjustment for Suburban Select Service Portfolio (5)	489	(8,235)
Other non-recurring expenses (6)	25,296	—

Adjusted FFO	$50,787	$41,052

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.
(2)	For the three months ended March 31, 2015, the Company recognized income tax expense of $5.1 million, of which $2.9 million related to a gain on the transfer of a hotel between legal entities resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT.
(3)	The business interruption insurance recovery for the three months ended March 31, 2015 was $3.7 million, which was net of $1.4 million of hotel related expenses, attributable to those hotels impacted by the August 2014 Napa Earthquake.
(4)	The following three hotels were disposed of in 2014: Crowne Plaza Charleston, Doubletree Suites Atlanta Galleria, and Holiday Inn Secaucus.
(5)	On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.
(6)	For the three months ended March 31, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to the Tender Offer described in Note 10 in the combined condensed consolidated financial statements as of March 31, 2015 and 2014, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

Use and Limitations of Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, FFO, and Adjusted FFO do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we present and use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO because we believe they are useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of these non-GAAP measures has certain limitations as analytical tools. These non-GAAP financial measures are not measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. These non-GAAP financial measures may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. These non-GAAP financial measures as presented may not be comparable to non-GAAP financial measures as calculated by other real estate companies.

We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our combined condensed consolidated statements of operations, include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience and various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report of Form 10-K for the year ended December 31, 2014 and Note 2 in the combined condensed consolidated financial statements contained herein.

Inflation

We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, our hotels will have lower revenue, operating income and cash flow in the first quarter and higher revenue, operating income and cash flow in the third quarter.

Subsequent Events

We paid a cash dividend of $16.3 million or $0.1457 per share of the our common stock on April 15, 2015 to all holders of record as of the close of business on March 31, 2015. This dividend represented the our anticipated regular quarterly dividend of $0.23 per share, pro-rated for the period from February 3, 2015, the date of the completion of our spin-off from InvenTrust to March 31, 2015, the last day of the first quarter.

On May 5, 2015, the Compensation Committee approved the issuance of 88,175 Time-Based LTIP Units of our Operating Partnership and 409,874 Class A Performance LTIP Units under the 2015 Incentive Award Plan to the Company’s executive officers. For additional information regarding these awards, see the Company’s Form 8-K filed with the SEC on May 7, 2015. Additionally, the Compensation Committee approved the issuance of 17,032 performance-vesting restricted stock units and 66,160 time-based restricted stock units to certain other members of management.

New Accounting Pronouncements Not Yet Implemented

See Note 2 to our combined condensed consolidated financial statements for additional information related to recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of March 31, 2015 permanently increased by 1%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $5.6 million per annum. If market rates of interest on all of the variable rate debt as of March 31, 2015 permanently decreased by 1%, the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $5.6 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2014 permanently increased by 1%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $5.8 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2014 permanently decreased by 1%, the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $5.8 million per annum.

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

We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension due to consideration given to current interest rates. Refer to Note 7 in the combined condensed consolidated financial statements included herein, for our mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

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

In the future, we may enter into derivative positions that do not qualify for hedge accounting treatment. The gains or losses resulting from marking-to-market these derivatives at the end of each reporting period are recognized as an increase or decrease in “interest expense” on our combined condensed consolidated statements of operations. In addition, we may in the future be subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2015, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Maturing debt:
Fixed rate debt (mortgage loans)	$55,500	$322,453	$196,960	$27,775	—	$17,107	$619,795	$651,167
Variable rate debt (mortgage loans)	—	$34,920	—	$169,507	$326,700	$28,680	$559,807	$564,986
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.45%	5.35%	5.18%	6.46%	—	3.85%	5.31%	2.45%
Variable rate debt (mortgage loans)	—	2.68%	—	2.36%	2.65%	2.68%	2.56%	3.25%

	$55,500	$357,373	$196,960	$197,282	$326,700	$45,787	$1,179,602	$1,216,153

The debt maturity excludes net mortgage premiums and discounts of $1.4 million as of March 31, 2015.

See Item 7A of our most recent Annual Report on Form 10-K and Note 8 to our combined condensed consolidated financial statements included herein.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer evaluated, as of the end of the period covered by this quarterly report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this quarterly report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and claims related to our ownership of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our combined condensed consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 4, 2015, in conjunction with the listing of our common stock on the New York Stock Exchange (“NYSE”), we announced and commenced a Tender Offer to purchase for cash up to $125 million in value of shares of the our common stock, which expired at 5:00 P.M., New York City Time, on March 5, 2015. As a result of the Tender Offer, we accepted for purchase 1,759,344 shares of its common stock at a purchase price of $21.00 per share, for an aggregate purchase price of $36.9 million (excluding fees and expenses relating to the Tender Offer), which was funded from cash on hand.

During the three months ended March 31, 2015, we repurchased shares pursuant to the Tender Offer as follows:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2015	—		—	—
February 1 - February 28, 2015	—		—	—
March 1 - March 31, 2015	1,759,344	$21.00	1,759,344	$—

Total	1,759,344	$21.00	1,759,344	$—

(1)	A description of the Tender Offer is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

2.1	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on January 23, 2015)

3.1	Articles of Amendment and Restatement of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 2, 2015)

3.2	Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.1	Transition Services Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.2	First Amendment to Indemnity Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.3	Employee Matters Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.4	Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)+

10.5	Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.6	Revolving Credit Agreement by and among XHR LP, a syndicate of bank lenders, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and KeyBank National Association, as co-syndication agents, and Bank of America, N.A. and Citibank, N.A., as documentation agents, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.7	Parent Guaranty by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.8	Form of Stock Payment Award Grant Notice and Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)+

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

May 14, 2015

/s/ Marcel Verbaas
Marcel Verbaas
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew J. Welch
Andrew J. Welch
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on January 23, 2015)

3.1	Articles of Amendment and Restatement of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 2, 2015)

3.2	Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.1	Transition Services Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.2	First Amendment to Indemnity Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.3	Employee Matters Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.4	Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)+

10.5	Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.6	Revolving Credit Agreement by and among XHR LP, a syndicate of bank lenders, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, and KeyBanc Capital Markets Inc., as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, N.A. and KeyBank National Association, as co-syndication agents, and Bank of America, N.A. and Citibank, N.A., as documentation agents, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.7	Parent Guaranty by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.8	Form of Stock Payment Award Grant Notice and Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)+

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Management contract or compensatory plan