Form 10-Q
period 2015-06-30
Xenia Hotels & Resorts, Inc.
filed 2015-08-13
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended ______ to ______
Commission file number 001-36594
___________________________

Xenia Hotels & Resorts, Inc.

(Exact Name of Registrant as Specified in Its Charter)
_______________________

Maryland	20-0141677
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 S. Orange Avenue Suite 1200, Orlando, Florida	32801
(Address of Principal Executive Offices)	(Zip Code)
(407) 317-6950
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 13, 2015, there were 111,671,372 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Balance Sheets
As of June 30, 2015 and December 31, 2014
(Dollar amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
Assets	(Unaudited)
Investment properties:
Land	$337,093	$338,313
Building and other improvements	2,739,186	2,710,647
Construction in progress	62,599	39,736
Total	$3,138,878	$3,088,696
Less: accumulated depreciation	(576,406)	(505,986)
Net investment properties	$2,562,472	$2,582,710
Cash and cash equivalents	197,300	163,053
Restricted cash and escrows	85,925	87,296
Accounts and rents receivable, net of allowance of $286 and $251, respectively	31,283	26,504
Intangible assets, net of accumulated amortization of $15,562 and $15,143, respectively	62,448	64,541
Deferred tax asset	1,883	2,393
Other assets	48,098	29,254
Total assets (including $63,292 and $41,054, respectively, related to consolidated variable interest entities)	$2,989,409	$2,955,751
Liabilities
Debt	$1,127,187	$1,295,048
Accounts payable and accrued expenses	81,576	88,356
Distributions payable	25,684	—
Other liabilities	51,190	51,426
Total liabilities (including $41,476 and $27,679, respectively, related to consolidated variable interest entities)	$1,285,637	$1,434,830
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, (liquidation preference of $1,000) 50,000,000 shares authorized, 125 shares issued and outstanding as of June 30, 2015 and 0 shares authorized, issued or outstanding as of December 31, 2014	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 111,671,372 issued and outstanding as of June 30, 2015 and 100,000 shares authorized, 1,000 issued and outstanding as of December 31, 2014	1,117	—
Additional paid in capital	1,992,266	1,781,427
Distributions in excess of retained earnings	(297,330)	(264,161)
Total Company stockholders’ equity	$1,696,053	$1,517,266
Non-controlling interests	7,719	3,655
Total equity	$1,703,772	$1,520,921
Total liabilities and equity	$2,989,409	$2,955,751
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Room revenues	$172,792	$170,257	$325,882	$316,740
Food and beverage revenues	64,954	61,727	127,207	119,339
Other revenues	13,477	15,128	26,007	29,559
Total revenues	$251,223	$247,112	$479,096	$465,638
Expenses:
Room expenses	37,348	36,478	72,534	69,622
Food and beverage expenses	41,311	40,632	81,498	79,749
Other direct expenses	4,385	8,317	8,651	16,474
Other indirect expenses	56,226	53,497	109,484	103,809
Management and franchise fees	13,618	14,284	25,070	26,590
Total hotel operating expenses	152,888	153,208	297,237	296,244
Depreciation and amortization	35,889	36,512	72,276	70,396
Real estate taxes, personal property taxes and insurance	11,805	10,745	23,999	21,563
Ground lease expense	1,322	1,484	2,597	2,538
General and administrative expenses	6,947	8,297	13,992	13,756
Business management fees	—	—	—	1,474
Acquisition transaction costs	856	10	885	1,130
Provision for asset impairment	—	—	—	2,998
Separation and other start-up related expenses	1,165	—	26,461	—
Total expenses	$210,872	$210,256	$437,447	$410,099
Operating income	$40,351	$36,856	$41,649	$55,539
Gain on sale of investment property	—	962	—	962
Other income (expense)	(148)	(1,070)	2,434	(945)
Interest expense	(13,048)	(14,710)	(26,230)	(29,158)
Equity in (losses) and gain on consolidation of unconsolidated entity, net	—	(32)	—	4,216
Income before income taxes	$27,155	$22,006	$17,853	$30,614
Income tax expense	(3,405)	(2,006)	(8,484)	(3,924)
Net income from continuing operations	$23,750	$20,000	$9,369	$26,690
Net income (loss) from discontinued operations	—	2,884	(489)	(1,484)
Net income	$23,750	$22,884	$8,880	$25,206
Net income attributable to non-controlling interests	(3)	—	(3)	—
Net income attributable to the Company	$23,747	$22,884	$8,877	$25,206
Distributions to preferred stockholders	(8)	—	(8)	—
Net income attributable to common stockholders	$23,739	$22,884	$8,869	$25,206
Basic earnings per share
Income from continuing operations available to common stockholders	$0.21	$0.18	$0.08	$0.23
Income (loss) from discontinued operations available to common stockholders	$—	$0.02	$—	$(0.01)
Net income per share available to common stockholders (basic)	$0.21	$0.20	$0.08	$0.22
Weighted average number of common shares (basic)	111,676,096	113,397,997	112,316,767	113,397,997

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Operations - Continued
For the Three and Six Months Ended June 30, 2015 and 2014
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted earnings per share
Income from continuing operations available to common stockholders	$0.21	$0.18	$0.08	$0.23
Income (loss) from discontinued operations available to common stockholders	$—	$0.02	$—	$(0.01)
Net income per share available to common stockholders (diluted)	$0.21	$0.20	$0.08	$0.22
Weighted average number of common shares (diluted)	111,914,085	113,397,997	112,460,712	113,397,997
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2015
(unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock				Non-controlling Interests
	Shares	Amount	Shares	Amount	Additional paid in capital	Distributions in excess of retained earnings	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total
Balance at January 1, 2015	—	$—	1,000	$—	$1,781,427	$(264,161)	$—	$3,655	$3,655	$1,520,921
Net income	—	—	—	—	—	8,877	3	—	3	8,880
Issuance of preferred shares, net of issuance costs	125	—	—	—	102	—	—	—	—	102
Contributions from InvenTrust Properties Corp., net	—	—	—	—	248,135		—	—	—	248,135
Issuance of common shares in connection with separation from InvenTrust Properties Corp.	—	—	113,396,997	1,134	(1,134)	—	—	—	—	—
Repurchase of common shares, net	—	—	(1,759,344)	(17)	(36,929)	—	—	—	—	(36,946)
Dividends, common shares / units ($0.3757)	—	—	—	—	—	(42,038)	(34)	—	(34)	(42,072)
Dividends, preferred shares ($61.11)	—	—	—	—	—	(8)	—	—	—	(8)
Share-based compensation	—	—	32,719	—	665	—	926	—	926	1,591
Contributions from non-controlling interests	—	—	—	—	—	—	—	3,169	3,169	3,169
Balance at June 30, 2015	125	$—	111,671,372	$1,117	$1,992,266	$(297,330)	$895	$6,824	$7,719	$1,703,772
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,880	$25,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,420	92,754
Amortization of above and below market leases and other lease tangibles	1,856	2,860
Amortization of debt premiums, discounts, and financing costs	2,191	2,414
Loss on extinguishment of debt	283	1,081
Gain on sale of investment property, net	—	(962)
Provision for asset impairment	—	2,998
Equity in losses and gain on consolidation of entity, net	—	(4,216)
Share-based compensation expense	3,448	—
Other non-cash adjustments	(343)	—
Changes in assets and liabilities:
Accounts and rents receivable	(4,964)	(12,158)
Deferred costs and other assets	6,227	4,658
Accounts payable and accrued expenses	(5,746)	5,327
Other liabilities	116	203
Prepayment penalties and defeasance	—	(1,061)
Net cash flows provided by operating activities	$82,368	$119,104
Cash flows from investing activities:
Purchase of investment properties	—	(171,991)
Acquired goodwill, intangible assets, and intangible liabilities	—	(11,837)
Capital expenditures and tenant improvements	(30,951)	(15,361)
Investment in development projects	(23,149)	(7,286)
Proceeds from sale of investment properties	—	12,654
Consolidation of joint venture	—	(2,944)
Distributions from unconsolidated entities	—	(30)
Restricted cash and escrows	1,371	(20,202)
Deposits for acquisition of hotel properties	(24,500)	—
Other assets	1,239	10,071
Net cash flows used in investing activities	$(75,990)	$(206,926)
Cash flows from financing activities:
Distribution to InvenTrust Properties Corp.	(23,505)	(842,041)
Contribution from InvenTrust Properties Corp.	176,805	940,349
Proceeds from mortgage debt and notes payable	13,489	70,848
Payoffs of mortgage debt	(81,468)	(15,626)
Principal payments of mortgage debt	(4,573)	(7,033)
Payment of loan fees and deposits	(2,926)	(1,172)
Contributions from non-controlling interests	3,169	980
Proceeds from issuance of preferred shares, net of offering costs	102	—
Repurchase of common shares	(36,946)	—
Dividends, common shares	(16,270)	—
Dividends, preferred shares	(8)	—
Payments for contingent consideration	—	(1,932)
Net cash flows provided by financing activities	$27,869	$144,373
Net increase in cash and cash equivalents	34,247	56,551
Cash and cash equivalents, at beginning of year	163,053	89,169
Cash and cash equivalents, at June 30, 2015 and 2014	$197,300	$145,720
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Supplemental Cash Flow
For the Six Months Ended June 30, 2015 and 2014
(unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,930	$20,757

In conjunction with the acquisition, the Company recorded the following:
Purchase of investment properties	$—	$183,000
Other assets	—	500
Real estate taxes	—	386
Other liabilities	—	(58)
Total	$—	$183,828

Supplemental schedule of non-cash investing and financing activities:
Consolidation of assets of joint venture	$—	$21,833
Liabilities assumed at consolidation of joint venture	—	446
Assumption of mortgage debt of joint venture	—	11,967
Accrued capital expenditures	4,341	—
Assumption of allocated unsecured line of credit facility by InvenTrust Properties Corp.	(96,020)	(78,397)
Non-cash distributions to InvenTrust Properties Corp.	1,220	—
Distributions payable	25,684	—
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service, lifestyle and urban upscale hotels. Prior to February 3, 2015, Xenia was a wholly owned subsidiary of InvenTrust Properties Corp. ("InvenTrust" formerly known as Inland American Real Estate Trust, Inc.), its former parent.
On February 3, 2015, Xenia was spun off from InvenTrust through a taxable pro rata distribution by InvenTrust of 95% of the outstanding common stock, $0.01 par value per share (the "Common Stock"), of Xenia to holders of record of InvenTrust's common stock as of the close of business on January 20, 2015 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every eight shares of InvenTrust’s common stock held at the close of business on the Record Date (the "Distribution"). In lieu of fractional shares, stockholders of InvenTrust received cash. On February 4, 2015, Xenia’s Common Stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR." As a result of the Distribution, the Company became a stand-alone, publicly-traded company. Xenia intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes.
Substantially all of the Company's assets are held by, and all the operations conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP. XHR GP, Inc. is wholly owned by the Company. At June 30, 2015, the Company owned 99.5% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.5% of the common units are owned by the other limited partners. To qualify as a REIT the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding Inc. (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent operators to manage the hotels.
The accompanying combined condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly owned subsidiaries and consolidated joint venture investments. The Company's subsidiaries and joint ventures generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and the TRS. The effects of all significant inter-company transactions have been eliminated.
As of June 30, 2015, the Company owned 46 lodging properties with a total of 12,643 rooms and owned a 75% interest in two properties under development.
2. Summary of Significant Accounting Policies
The unaudited interim combined condensed consolidated financial statements and related notes have been prepared on accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which the Company considers necessary for the fair presentation of the combined condensed consolidated balance sheets, combined condensed consolidated statements of operations, combined condensed consolidated statements of changes in equity and combined condensed consolidated statements of cash flows for the periods presented. The unaudited combined condensed consolidated financial statements should be read in conjunction with the combined consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2015. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
As described in Note 1, on February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, the Company effectuated certain reorganization transactions which were designed to consolidate the ownership of its hotels into its operating partnership, consolidate its TRS lessees in its TRS, facilitate its separation from InvenTrust, and enable the Company to qualify as a REIT for federal income tax purposes. The accompanying combined condensed consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined condensed consolidated financial statements reflect the operations of the Company after giving effect to the reorganization transactions, the disposition of other hotels previously owned by the Company, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company's executives in InvenTrust’s benefit plans. Corporate costs directly associated with the Company's principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined condensed consolidated statements of operations. Additionally, prior to the spin-off, InvenTrust allocated to the Company a portion of its corporate overhead costs based upon the Company's percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. Based on these presentation matters, these financials may not be comparable to prior periods.
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
Each property maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past, current and expected economic conditions. Actual results could differ from these estimates.
Involuntary Conversion of Assets
On August 24, 2014, Napa, California experienced a 6.0 magnitude earthquake that impacted two of the Company's lodging properties. The Company recorded involuntary losses of $9.0 million, which represents the book value of the properties and equipment written off for the property damage. As it is probable that the Company will receive insurance proceeds to compensate for the property damages, the Company also recorded an offsetting insurance recovery receivable of $9.0 million. Related to this receivable, the Company has received $4.6 million, of which $0.3 million was in excess of the receivable related to one of the properties and was recorded as a gain and is included in other income on the combined condensed consolidated statement of operations for the six months ended June 30, 2015. As of June 30, 2015, the remaining receivable related to property damage insurance recoveries is $4.6 million. Any amount expected to be received above the recorded involuntary loss will be treated as a gain and will not be recorded until contingencies are resolved.
The Company will not record an insurance recovery receivable for business interruption losses until the amount for such recoveries is known and the amount is realizable. The business interruption insurance recovery for the six months ended June 30, 2015 was $3.7 million and is included in other income on the combined condensed consolidated statement of operations.
Income Taxes
The Company intends to elect to be taxed as, and operate in a manner that will allow the Company to qualify as, a REIT for federal income tax purposes. So long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is currently distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status during the four years following the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
To qualify as a REIT, the Company cannot operate or manage its hotels. Accordingly, the Company, through its Operating Partnership, leases all of its hotels to subsidiaries of its TRS. The TRS is subject to federal, state and local income tax at regular corporate rates. Lease revenues at REIT subsidiaries or landlords and lease expense from the TRS lessees are eliminated in consolidation for financial statement purposes.
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
Income tax expense in the combined condensed consolidated financial statements for the period from January 1, 2015 through February 3, 2015 and for three and six months ended June 30, 2014 was calculated on a “carve-out” basis from InvenTrust.
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, performance units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve parity with other operating partnership units or achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying combined condensed consolidated statements of operations and capitalized in building and other improvements in the combined condensed consolidated balance sheets for certain employees that manage property, developments, renovations and capital improvements.
Non-controlling Interests
The Company’s combined condensed consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the combined condensed consolidated balance sheets within equity, separately from the Company’s equity. On the combined condensed consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The combined condensed consolidated statement of equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of June 30, 2015, all share-based payments awards are included in permanent equity.
As of June 30, 2015, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by the Company's executives and Board of Directors, and (ii) the outside ownership interest in our two joint ventures.
Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding the weighted average number of unvested shared-based compensation awards outstanding during the period. Diluted EPS is calculated by dividing net income available to common stockholders, by the weighted average number of common shares outstanding during the period plus the effect of any dilutive securities. Any anti-dilutive securities are excluded from the diluted earnings per-share calculation.
Reclassifications
Reclassifications have been made to the prior year's combined condensed consolidated financial statements to conform to current year's presentation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company, January 1, 2018, pursuant to ASU No. 2015-09 which deferred the adoption date by one year. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2014-09 will have on its combined condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect of the ASU on the Company's combined condensed consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption of the standard permitted, and should be applied retrospectively to all periods. Upon adoption of the standard, the Company will reclassify deferred financing costs from other assets to be shown net of debt in the liabilities section of the Company's balance sheet.
3. Acquired Properties
In June 2015, the Company entered into a purchase agreement to acquire a portfolio of three hotels: the RiverPlace Hotel in Portland, Oregon, the Canary Hotel in Santa Barbara, California, and the Hotel Palomar in Philadelphia, Pennsylvania (the "Kimpton Portfolio") for a total purchase price of $245 million, excluding closing costs. As of June 30, 2015, a deposit of $24.5 million was included in other assets on the combined condensed consolidated balance sheet. These acquisitions closed in July 2015.
During the six months ended June 30, 2014, the Company acquired one lodging property for a purchase price of $183 million. The Company records identifiable assets, liabilities, and goodwill acquired in a business combination at fair value. For the property acquired during the six months ended June 30, 2014, the Company recorded revenue of $13.2 million and net income of $1.6 million, not including related expensed acquisition costs. During the six months ended June 30, 2014, the Company incurred $1.1 million of acquisition costs.
The following is a summary of the acquisition for the six months ended June 30, 2014 (in thousands):

Property	Location	Acquisition Date	Rooms	Purchase Price
Aston Waikiki Beach Resort	Honolulu, Hawaii	2/28/2014	645	$183,000

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

The following table summarizes the allocation of purchase price for the acquisition of the Aston Waikiki Beach Resort during the six months ended June 30, 2014 (in thousands):

June 30, 2014
Building	$144,076
Furniture, fixtures, and equipment	27,087
Total fixed assets	$171,163
Below market ground lease	9,516
Net other assets and liabilities	2,321
Total purchase price	$183,000
The acquired property was included in the Company's results of operations from the date of its acquisition.
4. Disposed Properties
During the six months ended June 30, 2015, the Company did not sell any lodging properties. One land parcel, valued at $1.2 million, was transferred to InvenTrust on January 15, 2015 and was included in net contributions from InvenTrust in the accompanying combined condensed consolidated statement of changes in equity.
The Company disposed of 55 hotel properties during 2014. The operating results of three hotel properties, including the Crowne Plaza Charleston, Doubletree Suites Atlanta Galleria, and Holiday Inn Secaucus, are included in the Company's combined condensed consolidated financial statements as part of continuing operations in accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08") as they did not represent a strategic shift or have a major effect on the Company's results of operations.
On November 17, 2014, InvenTrust sold a portfolio of 52 lodging properties (the "Suburban Select Service Portfolio"), which were properties previously overseen by the Company. This disposition represented a strategic shift and had a major effect on the Company's results of operations. Accordingly, the results of operations of these 52 lodging properties are presented as discontinued operations in the combined condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 pursuant to ASU 2014-08.
As discontinued operations, the components are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$67,226	$—	$123,091
Depreciation and amortization expense	—	12,702	—	25,305
Other expenses	—	43,693	511	83,439
Operating (loss) income from discontinued operations	—	10,831	(511)	14,347
Interest expense	—	(7,947)	—	(15,831)
Gain on sale of properties	—	—	22	—
Net income (loss) from discontinued operations	$—	$2,884	$(489)	$(1,484)
Net cash provided by operating activities from the properties classified as discontinued operations for the six months ended June 30, 2014 was $24.3 million. Net cash used for investing activities by the properties classified as discontinued operations for the six months ended June 30, 2014 was $11.3 million, consisting primarily of capital expenditures. Net cash used in financing activities by the properties classified as discontinued operations at June 30, 2014 was $7.2 million, consisting of primarily of repayments of mortgage debt.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

5. Investment in Partially Owned Entities
Consolidated Entities
During 2013, the Company entered into two joint ventures for each to develop a lodging property, the Grand Bohemian Mountain Brook and the Grand Bohemian Charleston. The Company has ownership interests of 75% in each joint venture. These entities are considered VIE's as defined in FASB Accounting Standards Codification ("ASC") 810, Consolidation, because the entities do not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIE's that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially be significant to the Company, or the right to receive benefits from the VIE's that could potentially be significant to the Company. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	June 30, 2015	December 31, 2014
Net investment properties	$62,599	$39,736
Other assets	693	1,318
Total assets	$63,292	$41,054
Mortgages, notes and margins payable	(34,704)	(21,214)
Other liabilities	(6,772)	(6,465)
Total liabilities	$(41,476)	$(27,679)
Net assets	$21,816	$13,375
Under the terms of the two joint venture agreements, the Company's total capital investment in these two development properties is limited to $9.6 million and $7.2 million for the Grand Bohemian Mountain Brook and the Grand Bohemian Charleston, respectively, and as of June 30, 2015 a total of $0.9 million and $0.9 million, respectively, is the remaining amount to be invested by the Company.
Unconsolidated Entities
Prior to February 21, 2014, the Company owned an interest in one unconsolidated partnership entity. On February 21, 2014, the Company bought out its partner's interest in this entity and began consolidating this investment in its financial statements. In connection with this acquisition, the Company recorded the assets and liabilities of the entity at fair value resulting in a gain of $4.5 million. Prior to the entity being wholly owned, the equity method of accounting was used to account for this investment and the Company’s share of net income or loss was reflected in the combined condensed consolidated financial statements as equity (losses) and gain on consolidation of unconsolidated entity. In November 2014, this property was sold as part of the Suburban Select Service Portfolio and as of June 30, 2015, the Company does not have any remaining investments in unconsolidated entities.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

The summarized results of operations of the Company's investment prior to the purchase of the remaining interest in the joint venture for the six months ended June 30, 2014 are presented below (in thousands):

Statement of Operations:	January 1 - February 20, 2014
Revenues	$932
Expenses:
Interest expense and loan cost amortization	43
Depreciation and amortization	129
Operating expenses, ground rent and general and administrative expenses	802
Termination fee	325
Total expenses	1,299
Net loss	$(367)
Company's share of net loss	$(293)
6. Transactions with Related Parties
The following table summarizes the Company’s related party transactions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative allocation (a)	$—	$5,448	$1,135	$10,131
Business management fee (b)	—	—	—	1,474
Loan placement fees (c)	—	—	—	68
Transition services fees (d)	247	—	502	—

(a)
General and administrative allocations include costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company's executives in InvenTrust's benefit plans. InvenTrust allocated to the Company a portion of its corporate overhead costs which was based upon the Company's percentage share of the average invested assets of InvenTrust. As InvenTrust was managing various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. Therefore, using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. However, actual costs may have differed from allocated costs if the Company had operated as a stand-alone entity during such period and those differences may have been material. For the three and six months ended June 30, 2014, the general and administrative allocation related to the Suburban Select Service Portfolio was $1.3 million and $2.3 million, respectively, and was included in discontinued operations on the combined condensed consolidated statement of operations. Following the time of the spin-off, the Company was not allocated any further general and administrative expenses.

(b)
During the first quarter of 2014, InvenTrust paid a business management fee to its external manager, Inland American Business Manager and Advisor, Inc. (the "Business Manager") based on the average invested assets. The Company was allocated a portion of the business management fee based upon its percentage share of the average invested assets of InvenTrust. On March 12, 2014, InvenTrust entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. pursuant to which InvenTrust began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate its management agreement with the Business Manager. The Self-Management Transactions resulted in a final business management fee incurred in January 2014. As a result, the Company was not allocated a business management fee after January 2014.

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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

(d)
In connection with the Company's separation from InvenTrust, the Company entered into a transition services agreement with InvenTrust under which InvenTrust has agreed to provide certain transition services to the Company, including services related to information technology systems, financial reporting and accounting and legal services. The expiration date varied by service provided and the agreement terminates on the earlier of March 31, 2016 or the termination of the last service provided under it. In June 2015, the Company terminated all fee-based services provided under the transition services agreement effective July 31, 2015, and thereafter, no additional fees are expected to be incurred for services provided by InvenTrust.

As of June 30, 2015 and December 31, 2014, the Company owed $7.3 million and $12.7 million, respectively, to InvenTrust which is included in other liabilities in the combined condensed consolidated balance sheets. As of June 30, 2015, amounts due to InvenTrust primarily included (i) $3.5 million for purchases of furniture, fixtures and equipment funded by InvenTrust and (ii) $3.6 million in insurance claims proceeds (related to property damage claims associated with Napa Earthquake) owed under the terms of the Separation and Distribution Agreement entered into with InvenTrust in connection with the separation. As of December 31, 2014, the amount due to InvenTrust was related to transaction and separation costs associated with the spin-off.
7. Debt
Mortgages Payable
Mortgage loans outstanding as of June 30, 2015 and December 31, 2014 were $1,127 million and $1,201 million and had a weighted average interest rate of 3.93% and 3.96% per annum, respectively. Mortgage premiums and discounts was a net $1 million and $1.7 million as of June 30, 2015 and December 31, 2014, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2015	Weighted average interest rate
2016	$356,535	5.09%
2017	195,976	5.18%
2018	197,114	2.95%
2019	326,700	2.66%
2020	51,812	3.06%
Total mortgage premiums and discounts, net	(950)
Total	$1,127,187	3.93%
On February 27, 2015, one mortgage was extended to 2016, on March 2, 2015, one mortgage was paid off in the amount of $26.3 million, and on June 19, 2015, one mortgage was paid off in the amount of $55.2 million. Of the total outstanding debt, approximately $23.2 million is recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the prepayment of an extension fee. We expect to refinance or extend our maturing debt as it becomes due.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of June 30, 2015, the Company was in compliance with all such covenants.
Unsecured Credit Facility
Prior to the consummation of the spin-off transaction, the Company was allocated $96.0 million of InvenTrust's revolving credit facility. Effective February 3, 2015, this allocation was terminated and the Company entered into a new $400 million unsecured revolving credit facility with a syndicate of banks. The new revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows the Company to increase the aggregate availability by up to an additional $350 million. Borrowings under the revolving credit facility bear interest based on LIBOR plus a margin ranging from 1.50% to 2.45% (or, at the Company's election upon achievement of an investment grade rating from Moody’s Investor Services, Inc. or Standard & Poor’s Rating Services, interest based on LIBOR plus a margin ranging from 0.875% to 1.50%). In addition, until such election, the Company expects to pay an unused commitment fee of up to 0.30% of the unused portion of the credit facility based on the average daily unused portion of the credit facility; thereafter, the Company expects to pay a facility fee ranging between 0.125% and 0.35% based on the Company's debt rating.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

As of June 30, 2015, there was no outstanding balance on the unsecured revolving credit facility and during the three and six months ended June 30, 2015 the Company incurred an unused fee of approximately $0.3 million and $0.5 million, respectively. As of August 13, 2015, the outstanding balance on the revolving credit facility amounted to $127 million.
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
Non-Recurring Measurements
Investment Properties
During the six months ended June 30, 2014, the Company identified a hotel property which had a reduction in the expected holding period and reviewed the probability of the asset's disposition. The Company recorded an impairment of investment properties of $3.0 million for the six months ended June 30, 2014 based on the estimated fair value using letters of intent and purchase contracts. The property was subsequently sold in August 2014. No impairments were recorded for the three and six months ended June 30, 2015.
The following table summarizes activity for the Company’s asset measured at fair value on a non-recurring basis as of June 30, 2015 and June 30, 2014, respectively (in thousands):

	Fair Value at Measurement Date Using
	June 30, 2015	June 30, 2014
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Investment property	$—	$12,600
Total	$—	$12,600
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the combined condensed consolidated financial statements as of June 30, 2015 and June 30, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$1,127,187	$1,161,172	$1,200,688	$1,194,237
Unsecured credit facility	$—	$—	$96,020	$96,020

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 2.85% and 3.96% per annum as of June 30, 2015 and December 31, 2014, respectively. The fair value estimate of the unsecured credit facility approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Income Taxes
The Company intends to elect to be taxed as, and operate in a manner that will allow the Company to qualify as, a REIT under the Internal Revenue Code of 1986. To qualify as a REIT, the Company cannot operate or manage its hotels. Accordingly, the Company, through its Operating Partnership, leases all of its hotels to subsidiaries of its TRS. The TRS is subject to federal, state and local income tax at regular corporate rates. Lease revenue at the REIT landlord subsidiaries and lease expense at the TRS lessees are eliminated in consolidation for financial statement purposes.
During the three and six months ended June 30, 2015, the Company recognized income tax expense of $3.4 million and $8.5 million, respectively, of which $1.9 million for the six months ended June 30, 2015 related to taxes on a one-time gain on the transfer of a hotel resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT. The Company's effective tax rate differed from the federal statutory rate predominately due to the dividends paid deduction, state income taxes, and changes to valuation allowances. During the three and six months ended June 30, 2014, the Company recognized $2.0 million and $3.9 million income tax expense which was calculated on a “carve-out” basis from InvenTrust.
10. Stockholders' Equity
Preferred Shares
The Company is authorized to issue up to 50 million shares of preferred stock, $0.01 par value per share. On January 5, 2015, the Company issued 125 shares of preferred stock of the Company, designated as 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share, with a liquidation preference of $1,000 per share (the "Series A Preferred Stock”), in a private placement to approximately 125 investors who qualify as “accredited investors” (as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for an aggregate purchase price of $125 thousand.
Common Shares
The Company is authorized to issue up to 500 million shares of its Common Stock, $0.01 par value per share. On February 3, 2015, the Company spun off from InvenTrust, its former parent, through a taxable pro rata distribution by InvenTrust of 95% of the Common Stock as of the close of business on January 20, 2015. Each holder of record of InvenTrust's common stock received one share of Common Stock for every eight shares of InvenTrust's common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of InvenTrust received cash. On February 4, 2015, Xenia’s Common Stock began trading on the NYSE under the ticker symbol “XHR.” As a result of the Distribution, the Company became a stand-alone, publicly-traded company.
On February 4, 2015, in conjunction with the listing of the Company's common stock on the NYSE, the Company commenced a modified “Dutch Auction” self-tender offer (the “Tender Offer”) to purchase for cash up to $125 million in value of shares of the Company’s Common Stock at a price not greater than $21.00 nor less than $19.00 per share, net to the seller in cash, less any applicable withholding of taxes and without interest. The Tender Offer expired on March 5, 2015. As a result of the Tender Offer, the Company accepted for purchase 1,759,344 shares of its Common Stock at a purchase price of $21.00 per share, for an aggregate purchase price of $36.9 million (excluding fees and expenses relating to the Tender Offer), which was funded from cash on hand. The 1,759,344 shares of Common Stock accepted for purchase in the Tender Offer represented approximately 1.6% of the Company’s Common Stock outstanding as of February 3, 2015, the last day prior to the commencement of the Tender Offer. Stockholders who properly tendered and did not properly withdraw shares of Common Stock in the Tender Offer at or below the final purchase price of $21.00 per share had all of their tendered shares of Common Stock purchased by the Company at $21.00 per share.
As of June 30, 2015, the Company had 111,671,372 shares of Common Stock outstanding.
Distributions
On March 13, 2015, the Company’s Board of Directors authorized a cash dividend of $0.1457 per share of the Company’s Common Stock for the first quarter of 2015. The dividend represented the Company’s anticipated regular quarterly dividend of $0.23 per share, prorated for the period from February 3, 2015 through March 31, 2015, which were paid on April 15, 2015.
On June 4, 2015, the Company’s Board of Directors authorized a cash dividend of $61.11 per share of the Company’s Series A Preferred Stock for the six months ended June 30, 2015. The dividend represents the Company's anticipated regular semi-annual dividend of $62.50 per share, pro-rated for the period from February 5, 2015 through June 30, 2015. These dividends were paid on June 30, 2015.
Additionally, on June 4, 2015, the Company’s Board of Directors authorized a cash dividend of $0.23 per share of the Company’s Common Stock for the second quarter of 2015. As of June 30, 2015, the Company had accrued $25.7 million in distributions payable on the combined condensed consolidated balance sheet. These dividends were paid on July 15, 2015.
Non-controlling Interest of Common Units in Operating Partnership
As of June 30, 2015, the Operating Partnership had 521,450 long-term incentive partnership units (“LTIP units”) outstanding, representing a 0.5% partnership interest held by the limited partners. Of the 521,450 LTIP units outstanding at June 30, 2015, 23,401 units had vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described below in the Share-Based Compensation footnote.
As of June 30, 2015, the Company accrued $34 thousand in dividends related to the LTIP units, which were paid in July 2015.
11. Earnings Per Share
Basic earnings per common share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation. Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested share-based compensation (participating securities) have been excluded, as applicable, from net income or loss available to common stockholders used in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations.
For periods prior to the spin-off, basic and diluted earnings per share was calculated by dividing net income attributable to the Company by the 113.4 million shares of Common Stock outstanding upon the completion of the spin-off (based on a distribution ratio of one share of Common Stock for every eight shares of InvenTrust common stock).

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income from continuing operations	$23,750	$20,000	$9,369	$26,690
Net income attributable to non-controlling interests	(3)	—	(3)	—
Dividends, preferred shares	(8)	—	(8)	—
Dividends, unvested share-based compensation	(28)	—	(46)	—
Undistributed earnings attributable to share-based compensation	—	—	—	—
Net income from continuing operations available to common stockholders	23,711	20,000	9,312	26,690
Net income (loss) from discontinued operations, net of tax	—	2,884	(489)	(1,484)
Net income available to common stockholders	$23,711	$22,884	$8,823	$25,206

Denominator:
Weighted average shares outstanding - Basic	111,676,096	113,397,997	112,316,767	113,397,997
Effect of dilutive share-based compensation	237,989	—	143,945	—
Weighted average shares outstanding - Diluted	111,914,085	113,397,997	112,460,712	113,397,997

Basic earnings per share:
Income from continuing operations	$0.21	$0.18	$0.08	$0.23
Income (loss) from discontinued operations, net of tax	$—	$0.02	$—	$(0.01)
Net earnings per share	$0.21	$0.20	$0.08	$0.22

Diluted earnings per share:
Income from continuing operations	$0.21	$0.18	$0.08	$0.23
Income (loss) from discontinued operations, net of tax	$—	$0.02	$—	$(0.01)
Net earnings per share	$0.21	$0.20	$0.08	$0.22

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

12. Share Based Compensation
2014 Share Unit Plan
On September 17, 2014, the board of directors of InvenTrust and the Company’s Board of Directors adopted and ratified the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the “2014 Share Unit Plan”). The 2014 Share Unit Plan provided for the grant of notional “share unit” awards to eligible participants. Refer to Exhibit 99.1 of the Company's Registration Statement on Form 10, filed on August 8, 2014, as amended, for additional information regarding the 2014 Share Unit Plan. The 2015 Incentive Award Plan as defined below replaced the 2014 Share Unit Plan in connection with the Company’s separation from InvenTrust, and the 2014 Share Unit Plan was terminated in connection with the implementation of the 2015 Incentive Award Plan. Awards outstanding under the 2014 Share Unit Plan at the time of its termination will remain outstanding in accordance with their terms, and the terms and conditions of the 2014 Share Unit Plan will continue to govern such awards.
During 2014, InvenTrust and the Company granted share units to certain members of management, the vesting of which was conditioned upon a triggering event, such as a listing or a change in control (the "2014 Share Unit Grants"). A triggering event occurred in February 2015 upon the completion of the spin-off of the Company. As of June 30, 2015, 169,377 of the 2014 Share Unit Grants were outstanding to certain members of management that vest annually over a three year period and are based on continued employment. Additionally, as of June 30, 2015, 172,842 of the 2014 Share Unit Grants were outstanding to certain members of management that cliff vest in March 2017 and are based on continued employment. Each 2014 Share Unit Grant is convertible to one unit of Common Stock upon vesting.
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and InvenTrust as its sole common stockholder approved, the Company's 2015 Incentive Award Plan (the “2015 Incentive Award Plan”) effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. Refer to Exhibit 99.1 of the Company's Registration Statement on Form 10, filed on January 9, 2015, as amended, for additional information regarding the 2015 Incentive Award Plan. The plan allows for the grant of both share units of the Company's common stock and common units, of LTIP units, in the Operating Partnership.
In February 2015, the Board of Directors and certain members of management were granted 25,988 fully vested shares of Common Stock which had a weighted average grant date fair value of $20.55 per share.
Share Unit Grants
In May 2015, the Compensation Committee ("the Compensation Committee") of the Board of Directors of the Company granted share units to certain members of management (the "2015 Share Unit Grants"). The 2015 Share Unit Grants include 66,160 share units that are time-based and vest over a three year period, and 17,032 share units that are performance based. Both the time-based and performance-based units are subject to continued employment and have a weighted average grant date of $15.93 per share.
Of the performance-based 2015 Share Unit Grants, twenty-five percent (25%) are designated as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units"), and vest based on varying levels of the Company’s TSR over the defined performance period. The other seventy-five percent (75%) of the performance-based 2015 Share Unit Grants are designated as relative TSR share units (the "Relative TSR Share Units") and vest based on the ranking of the Company’s TSR as compared to its defined peer group over the defined performance period.
LTIP Unit Grants
LTIP Units are a class of limited partnership units in the Operating Partnership. Initially the LTIP Units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions. However, upon the occurrence of certain events described in the Operating Partnership's partnership agreement, the LTIP Units can over time achieve full parity with the common units for all purposes. If such parity is reached, vested LTIP Units may be converted into an equal number of common units on a one for one basis at any time at the request of the LTIP Unit holder or the general partner of the Operating Partnership. Common units are redeemable for cash based on the fair market value of an equivalent number of shares of the Company’s Common Stock, or, at the election of the Company, an equal number of shares of the Company’s Common Stock, each subject to adjustment in the event of stock splits, specified extraordinary distributions or similar events.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

In May 2015, the Compensation Committee approved the issuance of 409,874 performance-based LTIP Units (the "Class A LTIP Units") and 88,175 time-based LTIP Units (the "Time-Based LTIP Units") of the Operating Partnership under the 2015 Incentive Award Plan that had a weighted average grant date fair value of $15.93 per unit.
In June 2015, pursuant to the Company's Director Compensation Program, as amended and restated as of May 29, 2015, the Company approved the issuance of 23,401 fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors upon election to our Board of Directors with a weighted average grant date fair value of $22.44 per share.
Each award of Time-Based LTIP Units will vest as follows, subject to the executive’s continued service through each applicable vesting date: 33% on February 4, 2016, the first anniversary of the vesting commencement date of the award (February 4, 2015), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
A portion of each award of Class A LTIP Units is designated as a number of “base units.” Twenty-five percent (25%) of the base units are designated as absolute TSR base units, and vest based on varying levels of the Company’s TSR over the defined performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to its defined peer group over the defined performance period.
LTIP Units (other than Class A LTIP Units that have not vested), whether vested or not, receive the same quarterly per-unit distributions as common units in the Operating Partnership, which equal the per-share distributions on the common stock of the Company. Class A LTIP Units that have not vested receive a quarterly per-unit distribution equal to 10% of the distribution paid on common units in the Operating Partnership.
The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of June 30, 2015:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Share Units	2015 Incentive Award Plan LTIP Units(1)	Total
Outstanding as of January 1, 2015	817,640	—	—	817,640
Adjustment for final units at spin-off date	(462,959)	—	—	(462,959)
Granted	—	83,192	521,450	604,642
Vested	(8,977)	—	(23,401)	(32,378)
Expired	—	—	—	—
Forfeited	(3,485)	—	—	(3,485)
Outstanding as of June 30, 2015	342,219	83,192	498,049	923,460
Vested as of June 30, 2015	8,977	—	23,401	32,378
Weighted average fair value of outstanding shares/units	$20.19	$20.20	$16.26	$18.06

(1)	Includes Time-Based LTIP Units and Class A LTIP Units.

The fair value of the time-based awards is determined based on the closing price of the Company’s common stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair value of performance awards was determined based on a Monte Carlo simulation method with the following assumptions and compensation expense is recognized on a straight-line basis over the performance period:

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in thousands)	Volatility	Interest Rate	Dividend Yield

May 5, 2015
Absolute TSR Share Units	25%	$40.5	26.85%	0.09% - 1.05%	4.25%
Relative TSR Share Units	75%	$206.4	26.85%	0.09% - 1.05%	4.25%
Absolute TSR Class A LTIPs	25%	$838.5	26.85%	0.09% - 1.05%	4.25%
Relative TSR Class A LTIPs	75%	$4,274.7	26.85%	0.09% - 1.05%	4.25%
The absolute and relative stockholder returns are market conditions as defined by ASC 718, Compensation - Stock Compensation. Market conditions include provisions wherein the vesting condition is met through the achievement of a specific value of the Company’s common stock, which is total stockholder return, in this case. Market conditions differ from other performance awards under ASC 718 in that the probability of attaining the condition (and thus vesting in the shares) is reflected in the initial grant date fair value of the award. Accordingly, it is not appropriate to reconsider the probability of vesting in the award subsequent to the initial measurement of the award, nor is it appropriate to reverse any of the expense if the condition is not met.
Therefore, once the expense for these awards is measured, the expense must be recognized over the service period regardless of whether the target is met, or at what level the target is met. Expense may only be reversed if the holder of the instrument forfeits the award by leaving the employment of the Company prior to vesting.
For the three and six months ended June 30, 2015, the Company recognized approximately $0.5 million and $1.1 million, respectively, of share-based compensation expense related to vested stock and LTIP Unit payments under 2014 Share Unit Plan and the 2015 Incentive Award Plan, of which approximately $0.5 million and $1.1 million, respectively, was provided to the Board of Directors and approximately $9 thousand was provided to certain executive officers during the first quarter of 2015. No share-based compensation related to vested stock or LTIP Unit payments was provided to executives during the three months ended June 30, 2015.
In addition, in connection with the 2014 Share Unit Plan and the 2015 Incentive Award Plan, during the three and six months ended June 30, 2015 the Company recognized approximately $1.4 million and $2.6 million, respectively, in compensation expense (net of forfeitures) related to share units, Class A LTIP Units and Time-Based LTIP Units provided to certain of its executive officers and members of management and capitalized approximately $82 thousand and $170 thousand, respectively, related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. Additionally, this includes a cumulative catch up for compensation expense related to the fourth quarter of 2014 because the effectiveness of the grants was subject to the completion of the spin-off of the Company from InvenTrust, which occurred on February 3, 2015. As of June 30, 2015, there was $13.2 million of total unrecognized compensation costs related to non-vested restricted share units, Class A LTIP Units and Time Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 10 additional quarters.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2015

13. Commitments and Contingencies
Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2015 and December 31, 2014, the Company had a balance of $79.1 million and $76.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the combined condensed consolidated balance sheet as of June 30, 2015.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.
In addition, in connection with the Company's separation from InvenTrust, on August 8, 2014, the Company entered into an Indemnity Agreement, as amended, with InvenTrust pursuant to which InvenTrust has agreed to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless the Company and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assignees from and against all losses, including but not limited to "actions" (as defined in the Indemnity Agreement), arising from: (1) the non-public, formal, fact-finding investigation by the SEC as described in InvenTrust's public filings with the SEC (the "SEC Investigation"); (2) the three related demands (including the Derivative Lawsuit described below) received by InvenTrust ("Derivative Demands") from stockholders to conduct investigations regarding claims similar to the matters that are subject to the SEC Investigation and as described in InvenTrust' public filings with the SEC; (3) the derivative lawsuit filed on March 21, 2013 on behalf of InvenTrust by counsel for stockholders who made the first Derivative Demand (the "Derivative Lawsuit"); and (4) the investigation by the Special Litigation Committee of the board of directors of InvenTrust. In each case, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after February 3, 2015, the separation date or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after February 3, 2015, the separation date.
On March 25, 2015, InvenTrust announced that the SEC had informed InvenTrust that the SEC had concluded its formal, non-public investigation of matters related to InvenTrust. The SEC informed InvenTrust that, based on the information received to date, it did not intend to recommend any enforcement action against InvenTrust.
14. Subsequent Events
In June 2015, the Company entered into a purchase agreement to acquire a portfolio of three hotels: the RiverPlace Hotel in Portland, Oregon, the Canary Hotel in Santa Barbara, California, and the Hotel Palomar in Philadelphia, Pennsylvania for a total purchase price of $245 million, excluding closing costs. As of June 30, 2015, a deposit of $24.5 million was included in other assets on the combined condensed consolidated balance sheet. These acquisitions closed in July 2015.
In July 2015, the Company entered into a purchase agreement to acquire the Hotel Commonwealth in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs. The Company currently expects to close on this hotel in the first quarter of 2016 upon the completion of the hotel expansion and satisfaction of other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions.  Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain.  These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K, as may be updated elsewhere in this report; and other Quarterly Reports on Form 10-Q that we have filed or will file with the SEC; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply and demand for hotel rooms; changes in the competitive environment in lodging industry and the markets where we own hotels; events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters; our reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisers; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions of additional hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associates with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters or terrorism; changes in distribution channels, such as through internet travel intermediaries; our status as an emerging growth company; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our separation from InvenTrust, our former parent, and our ability to operate as a stand-alone public company; potential business conflicts of interests with InvenTrust; our organizational and governance structure; our status as a real estate investment trust (a “REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service, lifestyle and urban upscale hotels, with a focus on the Top 25 Markets as well as key leisure destinations in the United States. A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"). A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. An urban upscale hotel refers to a hotel located in an urban or similar high-density commercial area, such as a central business district, and defined as "upscale" or "upper midscale" by STR. As of June 30, 2015, we owned 46 hotels, comprising 12,643 rooms, across 19 states and the District of Columbia, and had a majority interest in two hotels under development. Our hotels are primarily operated by industry leaders such as Marriott ®, Hilton ®, Hyatt ®, Starwood ®, Kimpton ®, Aston ®, Fairmont ® and Loews ®, as well as leading independent management companies.
We plan to grow our business through a differentiated acquisition strategy, aggressive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected room revenue per available room ("RevPAR") growth. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities which best fit our investment criteria. We own and pursue hotels in the upscale, upper upscale and luxury segments that are affiliated with premium, leading brands, as we believe that these segments yield attractive risk adjusted returns. Within these segments, we focus on hotels that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than hotels that are heavily dependent on conventions and group business.
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
Basis of Presentation
On February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, we effectuated certain reorganization transactions which were designed to consolidate the ownership of our hotels into our operating partnership; consolidate our TRS lessees in our TRS; facilitate our separation from InvenTrust; and enable us to qualify as a REIT for federal income tax purposes. The accompanying combined condensed consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined condensed consolidated financial statements reflect our operations after giving effect to the reorganization transactions, the disposition of other hotels previously owned by us, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to us by InvenTrust, as well as costs associated with participation by certain of our executives in InvenTrust’s benefit plans. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined condensed consolidated statements of operations. Additionally, prior to the spin-off, InvenTrust allocated to us a portion of its corporate overhead costs based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. Based on these presentation matters, these financials may not be comparable to prior periods. In addition, certain reclassifications were made for presentation of lodging related activities on the combined condensed consolidated statements of operations for the three and six months ended June 30, 2015.
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
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as RevPAR; average daily rate ("ADR"); occupancy rate ("occupancy" or "OCC"); earnings before interest, income taxes, depreciation and amortization ("EBITDA") and Adjusted EBITDA ("Adjusted EBITDA"); and funds from operations ("FFO") and Adjusted FFO ("Adjusted FFO"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDA and FFO and Adjusted EBITDA and Adjusted FFO.
Results of Operations
Overview
At June 30, 2015 and 2014, we owned 46 hotels and 49 hotels, respectively. On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift pursuant to ASU No. 2014-08 and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.
Additionally, the following three other hotels were disposed of in 2014: Crowne Plaza Charleston, Doubletree Suites Atlanta Galleria, and Holiday Inn Secaucus. Our combined condensed consolidated financial statements include these hotels as part of continuing operations in accordance with ASU No. 2014-08 as they did not represent a strategic shift.
The remaining 46 properties owned at June 30, 2015 have been included in our results of continuing operations during the respective periods since their dates of acquisition. Operating results for the Aston Waikiki Beach Resort are not comparable for the six months ended June 30, 2015 and 2014 as it was acquired in February 2014.
Operating Information
The following table sets forth certain operating information for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Number of properties	46	49	(6.1)%	46	49	(6.1)%
Number of rooms	12,643	13,117	(3.6)%	12,643	13,117	(3.6)%
Occupancy (1)	79.7%	80.1%	(0.5)%	76.8%	77.5%	(0.9)%
ADR (1)	$188.43	$178.76	5.4%	$185.45	$175.23	5.8%
RevPAR (1)	$150.19	$143.27	4.8%	$142.44	$135.85	4.9%
Hotel operating income (in thousands) (2)	$98,335	$93,904	4.7%	$181,859	$169,394	7.4%

(1)	For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition.

(2)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.

The following table shows the geographic diversification of our hotel properties as of June 30, 2015 (1):

Region (2)	Number of Hotels	Number of Rooms
South Atlantic
(Florida, Georgia, Maryland, Virginia, West Virginia, Washington D.C.)	15	3,269
West South Central
(Louisiana, Texas)	9	3,339
Pacific
(California, Hawaii)	7	3,066
Mountain
(Arizona, Colorado, Utah)	5	1,016
Other
(Alabama, Illinois, Iowa, Kentucky, Massachusetts, Missouri, Pennsylvania	10	1,953
Total	46	12,643

(1)	The table excludes our two hotels under development.

(2)	Represents the diversification of our hotel properties as defined by STR.
The following table sets forth certain operating information for our 46 and 49 hotel properties by geographic diversification for the three and six months ended June 30, 2015 and 2014 (1):

	Three Months Ended June 30,						Six Months Ended June 30,
	2015 (3)			2014 (3)			2015 (3)			2014 (3)
Region (2)	OCC	ADR	RevPAR	OCC	ADR	RevPAR	OCC	ADR	RevPAR	OCC	ADR	RevPAR
South Atlantic	81.0%	$186.67	$151.26	81.4%	$172.36	$140.26	79.2%	$183.33	$145.25	79.0%	$169.28	$133.76
West South Central	74.6%	$190.24	$141.92	73.9%	$189.25	$139.95	75.0%	$192.47	$144.34	75.2%	$188.29	$141.65
Pacific	82.3%	$196.14	$161.36	84.2%	$185.08	$155.77	76.9%	$194.07	$149.15	81.2%	$182.54	$148.14
Mountain	83.0%	$174.73	$145.06	82.4%	$165.28	$136.21	81.9%	$176.50	$144.51	81.4%	$165.55	$134.71
Other	80.5%	$183.50	$147.67	81.0%	$171.45	$138.89	73.1%	$167.98	$122.88	71.9%	$158.78	$114.20
Total	79.7%	$188.43	$150.19	80.1%	$178.76	$143.27	76.8%	$185.45	$142.44	77.5%	$175.23	$135.85

(1)	Includes only hotels in our portfolio, excluding our two hotels under development, as of the end of the applicable period.

(2)	Represents our diversification of our hotel properties as defined by STR.

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

Operating Information Comparison
Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Increase / (Decrease)	Variance	2015	2014	Increase / (Decrease)	Variance
Number of properties	46	49	(3)	(6.1)%	46	49	(3)	(6.1)%
Revenues:
Room revenues	$172,792	$170,257	$2,535	1.5%	$325,882	$316,740	$9,142	2.9%
Food and beverage revenues	64,954	61,727	3,227	5.2%	127,207	119,339	7,868	6.6%
Other revenues	13,477	15,128	(1,651)	(10.9)%	26,007	29,559	(3,552)	(12.0)%
Total revenues	$251,223	$247,112	$4,111	1.7%	$479,096	$465,638	$13,458	2.9%

Room revenues
Room revenues increased by $2.5 million, or 1.5%, to $172.8 million for the three months ended June 30, 2015 from $170.3 million for the three months ended June 30, 2014, of which $7.7 million was attributable to a 4.4% improvement in ADR and a 3.9% improvement in RevPAR for our 46 comparable hotels that were owned during the three months ended June 30, 2015 and 2014. These net increases for the three months ended June 30, 2015, were offset by a decrease in revenue of $4.1 million related to three properties disposed of in 2014. In the first quarter of 2015 we transitioned to Eleventh Revised Edition of the Uniform System of Accounts for the Lodging Industry ("USALI"), which resulted in $1.1 million of resort fees being recorded in other revenues rather than room revenues, of which $0.9 million of the decrease was attributable to Aston Waikiki Beach Resort.
Room revenues increased by $9.1 million, or 2.9%, to $325.9 million for the six months ended June 30, 2015 from $316.7 million for the six months ended June 30, 2014, of which $4.5 million was contributed by Aston Waikiki Beach Resort acquired in February 2014 and $15.6 million was contributed by our remaining 45 comparable hotels that were owned during the six months ended June 30, 2015 and 2014, attributable to a 4.9% improvement in ADR and a 4.1% improvement in RevPAR. These net increases for the six months ended June 30, 2015, were offset by a reduction in revenue of $1.4 million related to the Marriott San Francisco Airport Waterfront hotel due to substantial renovations and $7.9 million related to three properties disposed of in 2014. Additionally, in the first quarter of 2015 we transitioned to Eleventh Revised Edition of the Uniform System of Accounts for the Lodging Industry ("USALI"), which resulted in $1.7 million of resort fees being recorded in other revenues rather than room revenues, of which $1.3 million of the decrease was attributable to Aston Waikiki Beach Resort.
Food and beverage revenues
Food and beverage revenues increased by $3.2 million, or 5.2%, to $65.0 million for the three months ended June 30, 2015 from $61.7 million for the three months ended June 30, 2014, of which $2.0 million of the increase was attributable to the reclassifications of revenues historically included in other revenues and net increases of $1.9 million attributable to our remaining hotel portfolio due to higher banquet food and beverage, and ancillary revenues, as well as continued strong performance in other food and beverage outlets. These increases for the three months ended June 30, 2015, were offset by decreases of $0.7 million related to three properties disposed of in 2014.
Food and beverage revenues increased by $7.9 million, or 6.6%, to $127.2 million for the six months ended June 30, 2015 from $119.3 million for the six months ended June 30, 2014, of which $4.1 million of the increase was attributable to the reclassifications of revenues historically included in other revenues and net increases of $5.2 million attributable our remaining hotel portfolio due to higher banquet food and beverage, and ancillary revenues, as well as continued strong performance in other food and beverage outlets. These increases for the three months ended June 30, 2015, were offset by decreases of $1.4 million related to three properties disposed of in 2014.
Other revenues
Other revenues decreased by $1.7 million, or 10.9%, to $13.5 million for the three months ended June 30, 2015 from $15.1 million for the three months ended June 30, 2014, of which $2.0 million was attributed to the reclassifications of revenues historically included in other revenues to food and beverage revenue and $0.8 million attributable to our remaining portfolio. These decreases were offset by increases of $1.1 million in resort fees that were previously included in room revenues for the three months ended June 30, 2014 as a result of the transition to Eleventh Revised Edition of USALI in the first quarter of 2015, which were primarily contributed by the Aston Waikiki Beach Resort.
Other revenues decreased by $3.6 million, or 12.0%, to $26.0 million for the six months ended June 30, 2015 from $29.6 million for the six months ended June 30, 2014, of which $4.1 million was attributed to the reclassifications of revenues historically included in other revenues to food and beverage revenue, $0.8 million due to a reduction in guarantee payments recorded from the manager of one hotel, and a net decrease of $0.4 million related to our remaining portfolio. These decreases were offset by increases of $1.7 of resort fees that were previously included in room revenues for the six months ended June 30, 2014 as a result of the transition to Eleventh Revised Edition of USALI in the first quarter of 2015, which were primarily contributed by the Aston Waikiki Beach Resort acquired in February 2014.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Increase / (Decrease)	Variance	2015	2014	Increase / (Decrease)	Variance
Number of properties	46	49	(3)	(6.1)%	46	49	(3)	(6.1)%
Hotel operating expenses:
Room expenses	$37,348	$36,478	$870	2.4%	$72,534	$69,622	$2,912	4.2%
Food and beverage expenses	41,311	40,632	679	1.7%	81,498	79,749	1,749	2.2%
Other direct expenses	4,385	8,317	(3,932)	(47.3)%	8,651	16,474	(7,823)	(47.5)%
Other indirect expenses	56,226	53,497	2,729	5.1%	109,484	103,809	5,675	5.5%
Management and franchise fees	13,618	14,284	(666)	(4.7)%	25,070	26,590	(1,520)	(5.7)%
Total hotel operating expenses	$152,888	$153,208	$(320)	(0.2)%	$297,237	$296,244	$993	0.3%
Total hotel operating expenses
Total hotel operating expenses decreased $0.3 million, or 0.2%, to $152.9 million for the three months ended June 30, 2015 from $153.2 million for the three months ended June 30, 2014, due to the sale of three hotels in 2014 which reduced hotel operating expenses by $3.4 million. This was offset by a $3.1 million increase at our 46 remaining hotel properties. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Total hotel operating expenses increased $1.0 million, or 0.3%, to $297.2 million for the six months ended June 30, 2015 from $296.2 million for the six months ended June 30, 2014, of which $3.6 million of the increase was contributed by the Aston Waikiki Beach Resort acquired in February 2014 and $4.3 million of the increase was contributed by our remaining properties. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. These increases were offset by a $6.9 million decrease in total hotel operating expenses attributable to the three hotels sold in 2014.
Other direct expenses decreased $3.9 million, or 47.3%, to $4.4 million and $7.8 million, or 47.5%, to $8.7 million for the three and six months ended June 30, 2015, respectively, from $8.3 million and $16.5 million for the three and six months ended June 30, 2014, respectively, which was attributable to reclassifications between other hotel related expenses to reflect presentation going forward of such costs.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Increase / (Decrease)	Variance	2015	2014	Increase / (Decrease)	Variance
Depreciation and amortization	$35,889	$36,512	$(623)	(1.7)%	$72,276	$70,396	$1,880	2.7%
Real estate taxes, personal property taxes and insurance	11,805	10,745	1,060	9.9%	23,999	21,563	2,436	11.3%
Ground lease expense	1,322	1,484	(162)	(10.9)%	2,597	2,538	59	2.3%
General and administrative expenses	6,947	8,297	(1,350)	(16.3)%	13,992	13,756	236	1.7%
Business management fees	—	—	—	—	—	1,474	(1,474)	(100.0)%
Acquisition transaction costs	856	10	846	8,460.0%	885	1,130	(245)	(21.7)%
Provision for asset impairment	—	—	—	—	—	2,998	(2,998)	(100.0)%
Separation and other start-up related expenses	1,165	$—	1,165	—	26,461	—	26,461	—
Total corporate and other expenses	$57,984	$57,048	$936	1.6%	$140,210	$113,855	$26,355	23.1%
Depreciation and amortization
Depreciation and amortization expense increased $1.9 million, or 2.7%, to $72.3 million for the six months ended June 30, 2015 from $70.4 million for the six months ended June 30, 2014, of which $0.9 million of the increase was contributed by the Aston Waikiki Beach Resort acquired in February 2014. The remaining $1.0 million increase is the result of capital expenditures to improve our properties offset by decreases for three properties sold in 2014.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $2.4 million, or 11.3%, to $24.0 million for the six months ended June 30, 2015 from $21.6 million for the six months ended June 30, 2014. Real estate taxes and personal property taxes increased across the portfolio due to increased assessed property values or tax rates at certain properties, partially offset by refunds from prior year real estate tax appeals.
Ground lease expense
Ground lease expense increased $0.1 million, or 2.3%, to $2.6 million for the six months ended June 30, 2015 from $2.5 million for the six months ended June 30, 2014, of which $0.5 million was attributable to Aston Waikiki Beach Resort acquired in February 2014 offset by decreases of $0.4 million for a property sold in 2014.
General and administrative expenses
General and administrative expenses decreased $1.4 million, or 16.3%, to $6.9 million for the three months ended June 30, 2015 from $8.3 million for the three months ended June 30, 2014. For the three months ended June 30, 2014, general and administrative expenses included an allocation of costs by InvenTrust for certain corporate services and other expenses in the amount of $4.1 million. The allocation included costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust's employees (accounting, finance, tax, treasury, and legal). These decreases were offset by an increase $1.7 million attributable to non-cash stock compensation to our Board of Directors, executive officers and certain members of management and net increases of $1.0 million in other operating costs related to salaries and professional fees during the three months ended June 30, 2015.

General and administrative expenses increased $0.2 million, or 1.7%, to $14.0 million for the six months ended June 30, 2015 from $13.8 million for the six months ended June 30, 2014. For the six months ended June 30, 2014, general and administrative expenses included an allocation of costs by InvenTrust for certain corporate services and other expenses in the amount of $7.8 million. The allocation included costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust's employees (accounting, finance, tax, treasury, and legal). These decreases were offset by an increase of $2.0 million in bonus expense, $3.5 million attributable to non-cash stock compensation to our Board of Directors, executive officers and certain members of management, and net increases of $2.0 million in other operating costs related to salaries and professional fees during the six months ended June 30, 2015.
Business management fee
Business management fee expense decreased $1.5 million, or 100.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. On March 12, 2014, InvenTrust executed the Self-Management Transactions. In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for InvenTrust by the Business Manager. The Self-Management Transactions resulted in a final business management fee incurred in January 2014.
Acquisition transaction costs
Acquisition transaction costs were $0.8 million during the six months ended June 30, 2015. Typically, acquisition transaction costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity.
Provision for asset impairment
During the six months ended June 30, 2014, a provision for asset impairment of $3.0 million was recorded on one hotel which was identified to have a reduction in the expected holding period and was written down to its estimated fair market value and was subsequently sold in August 2014. There were no asset impairments recorded for the six months ended June 30, 2015.
Separation and other start-up related expenses
The $1.2 million and $26.5 million increase in separation and other start-up related expenses for the three and six months ended June 30, 2015, respectively, relates to fees paid to unrelated third parties attributable to one-time costs incurred related to our spin-off from InvenTrust, the listing of our Common Stock on the NYSE, costs related to the Tender Offer and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

Results of Non-Operating Income and Expenses
Hotel non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Increase / (Decrease)	Variance	2015	2014	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain on sale of investment property	$—	$962	$(962)	(100.0)%	$—	$962	$(962)	(100.0)%
Other income (expense)	(148)	(1,070)	(922)	(86.2)%	$2,434	$(945)	3,379	357.6%
Interest expense	(13,048)	(14,710)	(1,662)	(11.3)%	(26,230)	(29,158)	(2,928)	(10.0)%
Equity in (losses) and gain on consolidation of unconsolidated entity, net	—	(32)	(32)	(100.0)%	—	4,216	(4,216)	(100.0)%
Income tax expense	(3,405)	(2,006)	1,399	69.7%	(8,484)	(3,924)	4,560	116.2%
Net income (loss) from discontinued operations	$—	$2,884	(2,884)	(100.0)%	$(489)	$(1,484)	$(995)	(67.0)%

Gain on sale of investment property
Gain on sale of investment property decreased $1.0 million, or 100.0%, for the three and six months ended June 30, 2015 compared the to three and six months ended June 30, 2014 due to sale of one hotel in May 2014 that was included in continuing operations.
Other income (expense)
Other income increased $3.4 million, or 357.6%, for the six months ended June 30, 2015 which was attributable to the involuntary loss and business interruption insurance recovery income of $2.3 million, net of hotel related expenses, a decrease of $0.8 million in the loss on extinguishment compared to the same period prior year, and $0.3 million related to increases in other miscellaneous income.
Interest expense
Interest expense decreased $1.7 million, or 11.3%, to $13.0 million for the three months ended June 30, 2015 from $14.7 million for the three months ended June 30, 2014 and $2.9 million, or 10.0%, to $26.2 million for the six months ended June 30, 2015 from $29.2 million for the six months ended June 30, 2014. This was primarily the result of lower debt balances from mortgages and the paydown of two mortgage loans during the six months ended June 30, 2015. In addition, as of June 30, 2015, the Company was no longer responsible for its $96.0 million allocation of InvenTrust's unsecured credit facility.
Equity in losses and gain on consolidation of unconsolidated entity, net
Equity in losses and gain on consolidation of unconsolidated entity, net decreased $4.2 million, or 100.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. During the six months ended June 30, 2014, the Company bought out its partner's interest in an unconsolidated entity that owned one hotel property, and began consolidating the operating results of the hotel resulting in a gain of $4.5 million upon consolidation of the related assets and liabilities, which was offset by $0.3 million representing the Company's share of equity in losses prior to the buyout of the remaining partner's interest. The respective hotel property was later sold as part of the Suburban Select Service Portfolio. We have no investments in unconsolidated entities as of June 30, 2015.

Income tax expense
Income tax expense increased $4.6 million, or 116.2%, to $8.5 million for the six months ended June 30, 2015 from $3.9 million allocated from InvenTrust for the six months ended June 30, 2014, which includes taxes on a one-time taxable gain of $1.9 million on the transfer of a hotel resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT. Management expects that taxable income in the second half of 2015 will be lower than in the first half of the year as a result of the $1.9 million non-recurring tax and as result of an increase in percentage rents from its TRS leases through the end of the year as hotel gross revenues exceed higher revenue break points in the leases resulting in a reduction of taxable income at the Company's TRS.
Loss from discontinued operations
Loss from discontinued operations decreased $2.9 million, or 100.0%, for the three months ended June 30, 2015 and $1.0 million, 67.0%, for the six months ended June 30, 2015. During the three and six months ended June 30, 2014, there were 52 properties reflected in discontinued operations. Effective January 1, 2014, we elected to early adopt ASU 2014-08. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. On September 17, 2014, InvenTrust entered into a definitive asset purchase agreement to sell the Suburban Select Service Portfolio, which was sold on November 17, 2014. Prior to the sale transaction, we oversaw the Suburban Select Service Portfolio. We believe this sale represented a strategic shift away from suburban select service hotels that had a major effect on our results and operations, and qualified as discontinued operations under ASU No. 2014-08. The operations of these hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three and six months ended June 30, 2015 and June 30, 2014.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flow from operations, borrowings under our unsecured revolving credit facility and the ability to refinance or extend our maturing debt as it becomes due. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
On a long term basis, our objectives are to maximize revenue and profits generated by our existing properties and acquired hotels, to further enhance the value of our portfolio and produce an attractive current yield, as well as, to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. To the extent we are able to successfully improve the performance of our portfolio, we believe this will result in increased operating cash flows. Additionally, we may meet our long-term liquidity requirements through additional borrowings, the issuance of equity and debt securities, and/or proceeds from the sales of hotels.
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
As of June 30, 2015, we had $197.3 million of consolidated cash and cash equivalents and $85.9 million of restricted cash and escrows. The restricted cash as of June 30, 2015 primarily consists of cash held in restricted escrows of $6.8 million for real estate taxes and insurance, and $79.1 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Credit facility
Effective February 3, 2015, we entered into a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million. As of June 30, 2015, we had no outstanding borrowings under the revolver.
Interest is paid on the periodic advances under the unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. Our credit facility requires an unused commitment fee of 0.30% on the unused portion of the available borrowing amount, which totaled approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively. The facility also contains customary covenants and restrictions for similar type facilities, and as of June 30, 2015, we were in compliance with these requirements.

Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and draws on our credit facility. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Comparison of the Six Months Ended June 30, 2015 to June 30, 2014
The table below presents summary cash flow information for the combined condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash flows provided by operating activities	$82,368	$119,104
Net cash flows used in investing activities	(75,990)	(206,926)
Net cash flows provided by financing activities	27,869	144,373
Increase in cash and cash equivalents	34,247	56,551
Cash and cash equivalents, at beginning of period	163,053	89,169
Cash and cash equivalents, at end of period	$197,300	$145,720
Operating

•
Cash provided by operating activities was $82.4 million and $119.1 million for the six months ended June 30, 2015 and 2014, respectively. Cash provided by operating activities for the six months ended June 30, 2015 decreased due to (i) non-recurring general and administrative expenses of $26.5 million for one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to the Tender Offer, and costs related to becoming a stand-alone public company and (ii) the sale of the Suburban Select Service Portfolio, which was offset by increases from operating income from the acquisition of Aston Waikiki Beach Resort during the six months ended June 30, 2014.

Investing

•
Cash used in investing activities was $76.0 million and $206.9 million for the six months ended June 30, 2015, and 2014, respectively. Cash used in investing activities for the six months ended June 30, 2015 was primarily due to (i) $31.0 million in capital improvements at our hotel properties, including $1.5 million related to Napa earthquake repairs, (ii) $23.1 million of additional investments in our joint ventures, and (iii) a $24.5 million deposit for the purchase of the three hotels. The cash flows used in investing activities for the six months ended June 30, 2015 was lower than those compared to the six months ended June 30, 2014, due to the purchase of the Aston Waikiki Beach Resort for $183.8 million in February 2014.

Financing

•
Cash provided by financing activities was $27.9 million and $144.4 million for the six months ended June 30, 2015, and 2014, respectively. Cash provided by financing activities for the six months ended June 30, 2015 was primarily comprised of a net contribution of $153.3 million from InvenTrust and proceeds from mortgage debt of $13.5 million, which was partially offset by cash used for mortgage principal payments of $4.6 million, the payoff of $81.5 million in mortgage loans, $36.9 million related to the repurchase of common shares in the Tender Offer, and the payment of $16.3 million of dividends to common stockholders. Cash provided by financing activities for the six months ended June 30, 2014, was primarily due to a net contribution of $98.3 million from InvenTrust and proceeds from mortgage debt and notes payable of $70.8 million, partially offset by payoffs and principal payments on mortgage debt of $22.7 million.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash and cash equivalents on hand, our unsecured revolving credit facility and/or other sources of available liquidity. As of June 30, 2015 and December 31, 2014, we held a total of $79.1 million and $76.3 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the six months ended June 30, 2015, we made total capital expenditures of $31.0 million, including $1.5 million for Napa hotel earthquake repairs. Our total capital expenditures in 2014 were $47.3 million, including $7.1 million for Napa earthquake repairs. For 2015, we anticipate total capital expenditures of approximately $45 million to $55 million, excluding capital expenditures related to earthquake damage remediation at two of our Napa hotel properties.
Off-Balance Sheet Arrangements
As of June 30, 2015, we have no off-balance sheet arrangements.
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to the Company	$23,747	$22,884	$8,877	$25,206
Adjustments:
Interest expense	13,048	14,710	26,230	29,158
Interest expense from unconsolidated entity		—	—	34
Interest expense from discontinued operations	—	7,947	—	15,831
Income tax expense	3,405	2,006	8,484	3,924
Depreciation and amortization related to investment properties	35,889	36,512	72,276	70,396
Depreciation and amortization related to investment in unconsolidated entity		—	—	102
Depreciation and amortization of discontinued operations	—	12,702	—	25,305
EBITDA	$76,089	$96,761	$115,867	$169,956
Reconciliation to Adjusted EBITDA
Impairment of investment properties	—	—	—	2,998
Gain on sale of investment property	—	(962)	—	(962)
Loss on extinguishment of debt	178	1,081	283	1,081
Gain on consolidation of investment in unconsolidated entity	—	—	—	(4,481)
Acquisition and pursuit costs	856	10	885	1,130
Amortization of share-based compensation expense	1,774	—	3,448	—
Gain from excess property insurance recovery	—	—	(276)	—
Business interruption proceeds net of hotel related expenses (1)	154	—	(2,170)	—
EBITDA adjustment for three hotels sold in 2014 (2)	(42)	(878)	(85)	(1,436)
EBITDA adjustment for Suburban Select Service Portfolio (3)	—	(23,533)	489	(39,652)
Other non-recurring expenses (4)	1,165	—	26,461	—
Adjusted EBITDA	$80,174	$72,479	$144,902	$128,634

(1)
The business interruption insurance recovery for 2014 for the six months ended June 30, 2015 was $3.7 million, which is net of $1.5 million of hotel related expenses, attributable to those hotels impacted by the August 2014 Napa Earthquake.

(2)	The following three hotels were disposed of in 2014: Crowne Plaza Charleston, Doubletree Suites Atlanta Galleria, and Holiday Inn Secaucus.
(3) On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

(4)
For the three and six months June 30, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to the Tender Offer described in Note 10 in the combined condensed consolidated financial statements as of June 30, 2015 and 2014, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and six months June 30, 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to the Company	$23,747	$22,884	$8,877	$25,206
Adjustments:
Depreciation and amortization related to investment properties	35,889	36,512	72,276	70,396
Depreciation and amortization related to investment in unconsolidated entity	—	—	—	102
Depreciation and amortization of discontinued operations	—	12,702	—	25,305
Impairment of investment property	—	—	—	2,998
Gain on sale of investment property	—	(962)	—	(962)
Gain on consolidation of investment in unconsolidated entity	—	—	—	(4,481)
FFO	$59,636	$71,136	$81,153	$118,564
Distribution to preferred shareholders	(8)	—	(8)	—
FFO available to common share and unit holders	$59,628	$71,136	$81,145	$118,564

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$178	$1,081	$283	$1,081
Acquisition and pursuit costs	856	10	885	1,130
Loan related costs (1)	1,022	1,264	2,191	2,414
Amortization of share-based compensation expense	1,774	—	3,448	—
Income tax related to restructuring (2)	(975)	—	1,900	—
Business interruption proceeds net of hotel related expenses (3)	154	—	(2,170)	—
Less FFO adjustment for three hotels sold in 2014 (4)	(42)	(777)	(85)	(1,188)
Less FFO adjustment for Suburban Select Service Portfolio (5)	—	(15,586)	489	(23,821)
Other non-recurring expenses (6)	1,165	—	26,461	—
Adjusted FFO	$63,760	$57,128	$114,547	$98,180

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(2)
For the six months ended June 30, 2015, the Company recognized income tax expense of $8.5 million, of which $1.9 million related to a gain on the transfer of a hotel between legal entities resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT. During the three months ended June 30, 2015, the Company revised its estimated tax for the restructuring which resulted in a reduction of the related expense of $1.0 million.

(3)
The business interruption insurance recovery for the six month ended June 30, 2015 was $3.7 million, which was net of $1.5 million of hotel related expenses, attributable to those hotels impacted by the August 2014 Napa Earthquake.

(4)	The following three hotels were disposed of in 2014: Crowne Plaza Charleston, Doubletree Suites Atlanta Galleria, and Holiday Inn Secaucus.
(5) On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

(6)
For the three and six months ended June 30, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to the Tender Offer described in Note 10 in the combined condensed consolidated financial statements as of June 30, 2015 and 2014, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

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
Subsequent Events
In June 2015, the Company entered into a purchase agreement to acquire a portfolio of three hotels: the RiverPlace Hotel in Portland, Oregon, the Canary Hotel in Santa Barbara, California, and the Hotel Palomar in Philadelphia, Pennsylvania (the for a total purchase price of $245 million, excluding closing costs. The acquisitions closed in July 2015.
In July 2015, the Company entered into a purchase agreement to acquire the Hotel Commonwealth in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs. We currently expect to close on this hotel in the first quarter of 2016 upon the completion of the hotel expansion and satisfaction of other customary closing conditions.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our combined condensed consolidated financial statements for additional information related to recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of June 30, 2015 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.6 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2014 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.8 million per annum.
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
We may use derivative instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties' financial condition, including their credit ratings, and entering into agreements with counterparties based on established credit limit policies. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2015, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2016	2017	2018	2019	2020	Total	Fair Value (2)
Maturing debt:
Fixed rate debt (mortgage loans)	$321,797	$195,976	$27,775	—	$17,108	$562,656	$589,284
Variable rate debt (mortgage loans)	$34,738	—	$169,339	$326,700	$34,704	$565,481	$571,888
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.35%	5.18%	6.46%	—	3.85%	5.30%	2.43%
Variable rate debt (mortgage loans)	2.69%	—	2.37%	2.66%	2.68%	2.68%	3.27%
	$356,535	$195,976	$197,114	$326,700	$51,812	$1,128,137	$1,161,172

(1)	The debt maturity excludes net mortgage premiums and discounts of $1 million as of June 30, 2015.

(2)	See Item 7A of our most recent Annual Report on Form 10-K and Note 8 to our combined condensed consolidated financial statements included herein.

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
Changes in Internal Control Over Financial Reporting. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
None.
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

10.1
First Amendment to the Third Amended and Restated Agreement of Limited Partnership of XHR LP (incorporated by reference to Exhibit 10.1 to the Company's Periodic Report of Form 8-K (File No. 001-36594), filed on May 7, 2015

10.2*	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of June 3, 2015

10.3*+	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of May 29, 2015

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
+    Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

August 13, 2015

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

10.1
First Amendment to the Third Amended and Restated Agreement of Limited Partnership of XHR LP (incorporated by reference to Exhibit 10.1 to the Company's Periodic Report of Form 8-K (File No. 001-36594), filed on May 7, 2015

10.2*	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of June 3, 2015

10.3*+	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of May 29, 2015

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan

Exhibit 31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Marcel Verbaas, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Xenia Hotels & Resorts, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 13, 2015

/s/ MARCEL VERBAAS
Marcel Verbaas
President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Andrew J. Welch, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Xenia Hotels & Resorts, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: August 13, 2015

/s/ ANDREW J. WELCH
Andrew J. Welch
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit 32.1
Certification of Chief Executive Officer and Chief Financial Officer
Pursuant To 18 U.S.C. Section 1350,
as Adopted Pursuant to
Section 906 of The Sarbanes-Oxley Act of 2002
In connection with the Quarterly Report of Xenia Hotels & Resorts, Inc. (“XHR”) on Form 10-Q for the period ending June 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officers of XHR certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to such officer’s knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of XHR.
Date: August 13, 2015

/s/ MARCEL VERBAAS
Marcel Verbaas
President and Chief Executive Officer (Principal Executive Officer)

/s/ ANDREW J. WELCH
Andrew J. Welch
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
A signed original of this written statement required by Section 906 has been provided to XHR and will be retained by XHR and furnished to the Securities and Exchange Commission or its staff upon request.
The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as a part of the Report or on a separate disclosure document.