Form 10-Q
period 2015-09-30
Xenia Hotels & Resorts, Inc.
filed 2015-11-12
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 12, 2015, there were 111,671,372 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Balance Sheets
As of September 30, 2015 and December 31, 2014
(Dollar amounts in thousands, except per share data)

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Investment properties:
Land	$372,698	319,624
Building and other improvements	2,845,901	2,589,288
Construction in progress	40,362	39,736
Total	$3,258,961	2,948,648
Less: accumulated depreciation	(565,643)	(463,342)
Net investment properties	$2,693,318	2,485,306
Cash and cash equivalents	99,430	163,053
Restricted cash and escrows	83,141	87,296
Accounts and rents receivable, net of allowance of $271 and $251, respectively	33,658	24,407
Intangible assets, net of accumulated amortization of $16,146 and $15,143, respectively	61,759	64,541
Deferred tax asset	1,853	2,393
Other assets	43,446	28,204
Assets held for sale	95,335	100,551
Total assets (including $71,660 and $41,054, respectively, related to consolidated variable interest entities)	$3,111,940	$2,955,751
Liabilities
Debt	$1,186,342	1,232,012
Accounts payable and accrued expenses	94,797	90,848
Distributions payable	25,684	—
Other liabilities	37,023	43,530
Liabilities associated with assets held for sale	67,358	68,440
Total liabilities (including $46,323 and $27,679, respectively, related to consolidated variable interest entities)	1,411,204	1,434,830
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value (liquidation preference of $1,000), 50,000,000 shares authorized and 0 issued or outstanding as of September 30, 2015 and 0 shares authorized, issued or outstanding as of December 31, 2014	$—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 111,671,372 issued and outstanding as of September 30, 2015 and 100,000 shares authorized, 1,000 issued and outstanding as of December 31, 2014	1,117	—
Additional paid in capital	1,993,067	1,781,427
Distributions in excess of retained earnings	(305,005)	(264,161)
Total Company stockholders' equity	$1,689,179	$1,517,266
Non-controlling interests	11,557	3,655
Total equity	$1,700,736	$1,520,921
Total liabilities and equity	$3,111,940	$2,955,751
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rooms revenues	$175,872	$164,261	$501,754	$481,001
Food and beverage revenues	58,500	52,039	185,707	171,379
Other revenues	14,081	14,791	40,089	44,349
Total revenues	$248,453	$231,091	$727,550	$696,729
Expenses:
Rooms expenses	38,841	36,155	111,378	105,777
Food and beverage expenses	41,308	37,501	122,806	117,250
Other direct expenses	4,625	6,606	13,256	21,191
Other indirect expenses	58,311	54,351	167,758	160,049
Management and franchise fees	12,605	13,198	37,674	39,788
Total hotel operating expenses	155,690	147,811	452,872	444,055
Depreciation and amortization	37,818	35,835	110,094	106,231
Real estate taxes, personal property taxes and insurance	12,985	11,107	36,984	32,666
Ground lease expense	1,272	1,558	3,869	4,096
General and administrative expenses	5,396	10,512	19,443	24,266
Business management fees	—	—	—	1,474
Acquisition transaction costs	4,510	18	5,396	1,150
Pre-opening expenses	825	—	825	—
Provision for asset impairment	—	1,667	—	4,665
Separation and other start-up related expenses	426	—	26,887	—
Total expenses	$218,922	$208,508	$656,370	$618,603
Operating income	$29,531	$22,583	$71,180	$78,126
Gain (loss) on sale of investment property	—	(96)	—	865
Other income (expense)	672	60	3,389	185
Interest expense	(12,496)	(14,374)	(38,726)	(43,532)
Loss on extinguishment of debt	—	(113)	(283)	(1,183)
Equity in losses and gain on consolidation of unconsolidated entity, net	—	—	—	4,216
Income before income taxes	$17,707	$8,060	$35,560	$38,677
Income tax benefit (expense)	140	(1,862)	(8,344)	(5,787)
Net income from continuing operations	$17,847	$6,198	$27,216	$32,890
Net income (loss) from discontinued operations	—	3,297	(489)	1,810
Net income	$17,847	$9,495	$26,727	$34,700
Less: Net loss attributable to non-controlling interests	251	—	248	—
Net income attributable to the Company	$18,098	$9,495	$26,975	$34,700
Distributions to preferred stockholders	(4)	—	(12)	—
Net income attributable to common stockholders	$18,094	$9,495	$26,963	$34,700

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Operations - Continued
For the Three and Nine Months Ended September 30, 2015 and 2014
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted earnings per share
Income from continuing operations available to common stockholders	$0.16	$0.05	$0.24	$0.29
Income from discontinued operations available to common stockholders	$—	$0.03	$—	$0.02
Net income per share available to common stockholders	$0.16	$0.08	$0.24	$0.31
Weighted average number of common shares (basic)	111,694,773	113,397,997	112,096,957	113,397,997
Weighted average number of common shares (diluted)	111,885,350	113,397,997	112,258,505	113,397,997
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2015
(unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock				Non-controlling Interests
	Shares	Amount	Shares	Amount	Additional paid in capital	Distributions in excess of retained earnings	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total
Balance at January 1, 2015	—	$—	1,000	$—	$1,781,427	$(264,161)	$—	$3,655	$3,655	$1,520,921
Net income	—	—	—	—	—	26,975	7	(255)	(248)	26,727
Issuance of preferred shares, net of issuance costs	125	—	—	—	102	—	—	—	—	102
Contributions from InvenTrust Properties Corp., net	—	—	—	—	249,073		—	—	—	249,073
Issuance of common shares in connection with separation from InvenTrust Properties Corp.	—	—	113,396,997	1,134	(1,134)	—	—	—	—	—
Repurchase of common shares, net	—	—	(1,759,344)	(17)	(36,929)	—	—	—	—	(36,946)
Dividends, common shares / units ($0.61)	—	—	—	—	—	(67,807)	(68)	—	(68)	(67,875)
Dividends, preferred shares ($92.36)	—	—	—	—	—	(12)	—	—	—	(12)
Share-based compensation	—	—	32,719	—	665	—	1,585	—	1,585	2,250
Redemption of preferred stock	(125)	—	—	—	(137)		—	—	—	(137)
Contributions from non-controlling interests	—	—	—	—	—	—	—	6,633	6,633	6,633
Balance at September 30, 2015	—	$—	111,671,372	$1,117	$1,993,067	$(305,005)	$1,524	$10,033	$11,557	$1,700,736
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$26,727	$34,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,427	139,276
Amortization of above and below market leases and other lease tangibles	2,769	3,517
Amortization of debt premiums, discounts, and financing costs	2,872	3,405
Loss on extinguishment of debt	283	1,196
Gain on sale of investment property, net	—	(865)
Provision for asset impairment	—	4,665
Equity in losses and gain on consolidation of entity, net	—	(4,216)
Share-based compensation expense	4,774	—
Other non-cash adjustments	36	—
Changes in assets and liabilities:
Accounts and rents receivable	(9,088)	(11,759)
Deferred costs and other assets	8,208	8,490
Accounts payable and accrued expenses	2,909	11,736
Other liabilities	(5,227)	1,438
Prepayment penalties and defeasance	—	(1,061)
Net cash flows provided by operating activities	$141,690	$190,522
Cash flows from investing activities:
Purchase of investment properties	(245,000)	(171,991)
Acquired goodwill, intangible assets, and intangible liabilities	—	(11,837)
Capital expenditures and tenant improvements	(40,941)	(26,421)
Investment in development projects	(30,842)	(15,298)
Proceeds from sale of investment properties	—	24,630
Consolidation of joint venture	—	(2,944)
Distributions from unconsolidated entities	—	(30)
Restricted cash and escrows	4,155	(21,515)
Deposits for acquisition of hotel properties	(20,000)	—
Other assets	1,039	10,075
Net cash flows used in investing activities	$(331,589)	$(215,331)
Cash flows from financing activities:
Distribution to InvenTrust Properties Corp.	(23,505)	(1,395,208)
Contribution from InvenTrust Properties Corp.	176,805	1,440,938
Proceeds from mortgage debt and notes payable	19,628	75,224
Payoffs of mortgage debt	(81,468)	(40,643)
Principal payments of mortgage debt	(6,707)	(10,140)
Payment of loan fees and deposits	(2,926)	(1,633)
Proceeds from revolving line of credit draws	127,000	—
Payments on revolving line of credit	(10,000)	—
Contributions from non-controlling interests	6,633	1,518
Proceeds from issuance of preferred shares, net of offering costs	102	—
Redemption of preferred shares	(137)	—
Repurchase of common shares	(36,946)	—
Dividends, common shares	(42,191)	—
Dividends, preferred shares	(12)	—
Payments for contingent consideration	—	(7,891)
Net cash flows provided by financing activities	$126,276	$62,165
Net (decrease) increase in cash and cash equivalents	(63,623)	37,356
Cash and cash equivalents, at beginning of year	163,053	89,169
Cash and cash equivalents, at September 30, 2015 and 2014	$99,430	$126,525
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Supplemental Cash Flow
For the Nine Months Ended September 30, 2015 and 2014
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest	$35,383	$65,287

Supplemental schedule of non-cash investing and financing activities:
Consolidation of assets of joint venture	$—	$21,833
Liabilities assumed at consolidation of joint venture	—	446
Assumption of mortgage debt of joint venture	—	11,967
Accrued capital expenditures	4,005	2,424
Assumption of allocated unsecured line of credit facility by InvenTrust Properties Corp.	(96,020)	(106,094)
Non-cash net distributions to InvenTrust Properties Corp.	282	—
Distributions payable	25,684	—
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

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
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP. XHR GP, Inc. is wholly owned by the Company. At September 30, 2015, the Company owned 99.5% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.5% of the common units are owned by the other limited partners. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding Inc. (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent operators to manage the hotels.
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
As of September 30, 2015, the Company owned 50 lodging properties, 49 of which were wholly owned, with a total of 13,104 rooms, and a 75% ownership interest in one property under development.
2. Summary of Significant Accounting Policies
The unaudited interim combined condensed consolidated financial statements and related notes have been prepared on accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which the Company considers necessary for the fair presentation of the combined condensed consolidated balance sheets, combined condensed consolidated statements of operations, combined condensed consolidated statements of changes in equity and combined condensed consolidated statements of cash flows for the periods presented. The unaudited combined condensed consolidated financial statements should be read in conjunction with the combined consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2015. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of actual operating results for the entire year.
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
September 30, 2015

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
Involuntary Conversion of Assets
On August 24, 2014, Napa, California experienced a 6.0 magnitude earthquake that impacted two of the Company's lodging properties. The Company recorded involuntary losses of $9.0 million, which represents the book value of the properties and equipment written off for the property damage. As it was probable that the Company would receive insurance proceeds to compensate for the property damages, the Company also recorded an offsetting insurance recovery receivable of $9.0 million. Related to this receivable, the Company has received $9.6 million, of which $0.3 million and $0.6 million was in excess of the receivable related to both of the properties for the three and nine months ended September 30, 2015 and was recorded as a gain included in other income on the combined condensed consolidated statement of operations. As of September 30, 2015, there was no remaining receivable related to property damage insurance recoveries.
The Company will not record an insurance recovery receivable for business interruption losses until the amount for such recoveries is known and the amount is realizable. The business interruption insurance recovery for the three and nine months ended September 30, 2015 was $0.5 million and $4.2 million, respectively, and is included in other income on the combined condensed consolidated statement of operations.
Income Taxes
The Company intends to elect to be taxed as, and operate in a manner that will allow the Company to qualify as, a REIT for federal income tax purposes. So long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status during the four years following the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
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
September 30, 2015

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
Income tax expense in the combined condensed consolidated financial statements for the period from January 1, 2015 through February 3, 2015 and for three and nine months ended September 30, 2014 was calculated on a “carve-out” basis from InvenTrust.
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, performance units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve parity with other operating partnership units or achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying combined condensed consolidated statements of operations and capitalized in building and other improvements in the combined condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
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
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of September 30, 2015, all share-based payments awards are included in permanent equity.
As of September 30, 2015, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by certain of the Company's executive officers and Board of Directors, and (ii) the outside ownership interest in our two joint ventures.
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

Reclassifications
Reclassifications have been made to the prior year's combined condensed consolidated financial statements to conform to the current year's presentation.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018, pursuant to ASU No. 2015-09 which deferred the adoption date by one year. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2014-09 will have on its combined condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect of the ASU on the Company's combined condensed consolidated financial statements and related disclosures, but believes it will not have a material impact on its financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The implementation of this update is not expected to have a material impact on our combined condensed consolidated financial statements.
3. Acquired Properties
In July 2015, the Company entered into a purchase agreement to acquire the Hotel Commonwealth in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs. The Company currently expects to close on this hotel in early 2016, which is contingent upon the seller completing the hotel expansion. As of September 30, 2015, the Company had a non-refundable deposit of $20 million, which is included in other assets on the combined condensed consolidated balance sheet.
Also in July 2015, the Company acquired three hotels for a total purchase price of $245 million, excluding closing costs of $4.5 million, which were expensed and included in acquisitions costs on the combined condensed consolidated statement of operations for the three and nine months ended September 30, 2015. The sources of funding for the acquisition were cash on hand and borrowings under the Company's unsecured credit facility.
The following is a summary of the hotel acquisitions for the nine months ended September 30, 2015:

Property	Location	Rooms	Management Company
Canary Santa Barbara	Santa Barbara, CA	97	Kimpton Hotel & Restaurant Group, LLC
Hotel Palomar Philadelphia	Philadelphia, PA	230	Kimpton Hotel & Restaurant Group, LLC
RiverPlace Hotel	Portland, OR	84	Kimpton Hotel & Restaurant Group, LLC

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

The Company records identifiable assets, liabilities, and goodwill acquired in a business combination at fair value using significant other observable inputs (Level 2) including available market information and appropriate valuation methodologies available. The following reflects the purchase price allocation for the three hotels acquired during the nine months ended September 30, 2015 (in thousands):

September 30, 2015
Land	$49,743
Building and improvements	172,928
Furniture, fixtures, and equipment	21,907
Intangibles and other assets	422
Total purchase price	$245,000
As part of the acquisition of the three hotels, the Company also assumed a net working capital liability of approximately $0.5 million related to the hotels. For the properties acquired during the nine months ended September 30, 2015, total revenues and net income from the date of acquisition through September 30, 2015 are included in the accompanying combined condensed consolidated statements of operations for the three and nine months ended (in thousands):

September 30, 2015
Revenue	$11,421
Net income (excluding acquisition costs)	$3,146
The following unaudited condensed pro forma financial information presents the results of operations as if the 2015 acquisitions had taken place on January 1, 2014. The unaudited pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the 2015 acquisitions had taken place on January 1, 2014, nor does it purport to represent the results of operations for future periods. The unaudited condensed proforma financial information is as follows (in thousands, except per share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$251,269	$244,434	$754,599	$731,938
Net income attributable to common stockholders (1)	$19,454	$10,046	$40,570	$32,722
Net income per share attributable to common stockholders - basic and diluted	$0.17	$0.09	$0.36	$0.29
Weighted average number of common shares - basic	111,694,773	113,397,997	112,096,957	113,397,997
Weighted average number of common shares - diluted	111,885,350	113,397,997	112,258,505	113,397,997
(1) The pro forma results above exclude acquisition costs of $4.5 million.
During the nine months ended September 30, 2014, the Company acquired one lodging property for a purchase price of $183 million. The following is a summary of the acquisition for the nine months ended September 30, 2014 (in thousands):

Property	Location	Acquisition Date	Rooms	Purchase Price
Aston Waikiki Beach Resort	Honolulu, Hawaii	2/28/2014	645	$183,000

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

The following table summarizes the allocation of purchase price for the acquisition of the Aston Waikiki Beach Resort during the nine months ended September 30, 2014 (in thousands):

September 30, 2014
Building	$144,076
Furniture, fixtures, and equipment	27,087
Total fixed assets	$171,163
Below market ground lease	9,516
Net other assets and liabilities	2,321
Total purchase price	$183,000
As part of the acquisition, the Company also assumed net working capital assets related to the hotel of approximately $0.8 million. For the property acquired during the nine months ended September 30, 2014, the Company recorded revenue of $13.2 million and net income of $1.6 million, not including related expensed acquisition costs. During the nine months ended September 30, 2014, the Company incurred $1.1 million of acquisition costs. The acquired property was included in the Company's results of operations from the date of its acquisition.
4. Disposed Properties
In September 2015, the Company entered into a purchase and sale agreement to dispose of the Hyatt Regency Orange County hotel for a purchase price of $137 million. The operating results of the hotel are included in the Company's combined condensed consolidated financial statements as part of continuing operations in accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"), as it did not represent a strategic shift or have a major effect on the Company's results of operations. The assets and liabilities of the hotel are included in assets and liabilities associated with assets held for sale at their respective net book values on the accompanying combined condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.
Additionally, during the nine months ended September 30, 2015, one land parcel, valued at $1.2 million, was transferred to InvenTrust on January 15, 2015 and was included in net contributions from InvenTrust in the accompanying combined condensed consolidated statement of changes in equity.
The Company disposed of 55 hotel properties during 2014. The operating results of three hotel properties, including the Crowne Plaza Charleston Airport - Convention Center, DoubleTree Suites Atlanta Galleria, and Holiday Inn Secaucus Meadowlands, are included in the Company's combined condensed consolidated financial statements as part of continuing operations in accordance with ASU No. 2014-08, as they did not represent a strategic shift or have a major effect on the Company's results of operations.
The remaining 52 lodging properties were sold by InvenTrust on November 17, 2014 (the "Suburban Select Service Portfolio"), which were properties previously overseen by the Company. This disposition represented a strategic shift and had a major effect on the Company's results of operations. Accordingly, the results of operations of these 52 lodging properties are presented as discontinued operations in the combined condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 pursuant to ASU 2014-08.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

As discontinued operations, the components are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$67,090	$—	$190,178
Depreciation and amortization expense	—	11,398	—	36,724
Other expenses	—	44,507	511	127,925
Operating (loss) income from discontinued operations	—	11,185	(511)	25,529
Interest expense	—	(7,888)	—	(23,719)
Gain on sale of properties	—	—	22	—
Net income (loss) from discontinued operations	$—	$3,297	$(489)	$1,810
Net cash provided by operating activities from the properties classified as discontinued operations for the nine months ended September 30, 2014 was $45.5 million. Net cash used for investing activities by the properties classified as discontinued operations for the nine months ended September 30, 2014 was $12.9 million, consisting primarily of capital expenditures. Net cash used in financing activities by the properties classified as discontinued operations at September 30, 2014 was $32.6 million, consisting primarily of repayments of mortgage debt and net distributions to InvenTrust.
5. Investment in Partially Owned Entities
Consolidated Entities
During 2013, the Company entered into two joint ventures for each to develop a lodging property, the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook, respectively. The Company has ownership interests of 75% in each joint venture. These entities are considered VIE's as defined in FASB Accounting Standards Codification ("ASC") 810, Consolidation, because the entities do not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIE's that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially be significant to the Company, or the right to receive benefits from the VIE's that could potentially be significant to the Company. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	September 30, 2015	December 31, 2014
Net investment properties	$70,196	$39,736
Other assets	1,464	1,318
Total assets	$71,660	$41,054
Mortgages, notes and margins payable	(40,842)	(21,214)
Other liabilities	(5,481)	(6,465)
Total liabilities	$(46,323)	$(27,679)
Net assets	$25,337	$13,375
In August 2015, the Grand Bohemian Hotel Charleston began operations as a 50 room luxury boutique hotel. All operations of the hotel for the three months ended September 30, 2015 were consolidated in the accompanying combined condensed consolidated statement of operations. The total development cost of the property is $32 million.
On October 21, 2015, the Grand Bohemian Hotel Mountain Brook began operations as a 100 room luxury boutique hotel. The total development cost of the property is expected to be approximately $45 million.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

Under the terms of the two joint venture agreements, the Company's total capital investment in these two development properties is limited to $7.2 million and $9.6 million for the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook, respectively, and as of September 30, 2015 a total of $0.8 million is the remaining amount to be invested by the Company.
Unconsolidated Entities
Prior to February 21, 2014, the Company owned an interest in one unconsolidated partnership entity. On February 21, 2014, the Company bought out its partner's interest in this entity and began consolidating this investment in its financial statements. In connection with this acquisition, the Company recorded the assets and liabilities of the entity at fair value resulting in a gain of $4.5 million. Prior to the entity being wholly owned, the equity method of accounting was used to account for this investment and the Company’s share of net income or loss was reflected in the combined condensed consolidated financial statements as equity (losses) and gain on consolidation of unconsolidated entity. In November 2014, this property was sold as part of the Suburban Select Service Portfolio, and as of September 30, 2015, the Company does not have any remaining investments in unconsolidated entities.
The summarized results of operations of the Company's investment prior to the purchase of the remaining interest in the joint venture for the nine months ended September 30, 2014 are presented below (in thousands):

Statement of Operations:	January 1 - February 20, 2014
Revenues	$932
Expenses:
Interest expense and loan cost amortization	43
Depreciation and amortization	129
Operating expenses, ground rent and general and administrative expenses	802
Termination fee	325
Total expenses	1,299
Net loss	$(367)
Company's share of net loss	$(293)
6. Transactions with Related Parties
The following table summarizes the Company’s related party transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative allocation (a)	$—	$7,691	$1,135	$17,798
Business management fee (b)	—	—	—	1,474
Loan placement fees (c)	—	—	—	68
Transition services fees (d)	12	—	514	—

(a)
General and administrative allocations include costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company's executives in InvenTrust's benefit plans. InvenTrust allocated to the Company a portion of its corporate overhead costs which was based upon the Company's percentage share of the average invested assets of InvenTrust. As InvenTrust was managing various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. Therefore, using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. However, actual costs may have differed from allocated costs if the Company had operated as a stand-alone entity during such period and those differences may have been material. For the three and nine months ended September 30, 2014, the general and administrative allocation related to the Suburban Select Service Portfolio was $1.8 million and $4.1 million, respectively, and was included in

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

discontinued operations on the combined condensed consolidated statement of operations. Following the time of the spin-off, the Company was not allocated any further general and administrative expenses.

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

As of September 30, 2015 and December 31, 2014, the Company owed $4.5 million and $12.7 million, respectively, to InvenTrust which is included in other liabilities in the combined condensed consolidated balance sheets. As of September 30, 2015, the amount due to InvenTrust was for purchases of furniture, fixtures and equipment funded by InvenTrust and for other taxes paid by InvenTrust on behalf of the Company. As of December 31, 2014, the amount due to InvenTrust was related to transaction and separation costs associated with the spin-off.
7. Debt
Mortgages Payable
Mortgage loans outstanding as of September 30, 2015 and December 31, 2014 were $1,132 million and $1,201 million and had a weighted average interest rate of 3.93% and 3.96% per annum, respectively. Mortgage premiums and discounts was a net $0.8 million and $1.7 million as of September 30, 2015 and December 31, 2014, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2015 (1)	Weighted average interest rate
2016	$355,685	5.09%
2017	194,975	5.18%
2018	196,944	2.95%
2019	326,700	2.66%
2020	57,837	3.03%
Total mortgages	1,132,141	3.93%
Total mortgage premiums and discounts, net	(805)
Senior unsecured credit facility (maturing in 2019)	117,000	1.85%
Total	$1,248,336	3.73%

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

(1)
Includes the Hyatt Regency Orange County mortgage of $62 million that is included in liabilities associated with assets held for sale on the combined condensed consolidated balance sheet as of September 30, 2015. The sale closed in October 2015 and proceeds from the sale were used to repay the outstanding balance of the related mortgage.

On February 27, 2015, one mortgage was extended to 2016, on March 2, 2015, one mortgage was paid off in the amount of $26.3 million, and on June 19, 2015, one mortgage was paid off in the amount of $55.2 million. Of the total outstanding debt, approximately $23.2 million is recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the prepayment of an extension fee. We expect to repay refinance or extend our maturing debt as it becomes due. See Note 14 for discussion of debt transactions, which occurred subsequent to September 30, 2015.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of September 30, 2015, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
Prior to the consummation of the spin-off transaction, the Company was allocated $96.0 million of InvenTrust's revolving credit facility. Effective February 3, 2015, this allocation was terminated and the Company entered into a new $400 million senior unsecured credit facility with a syndicate of banks. The new revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows the Company to increase the aggregate availability by up to an additional $350 million. Borrowings under the revolving credit facility bear interest based on LIBOR plus a margin ranging from 1.50% to 2.45% (or, at the Company's election upon achievement of an investment grade rating from Moody’s Investor Services, Inc. or Standard & Poor’s Rating Services, interest based on LIBOR plus a margin ranging from 0.875% to 1.50%). In addition, until such election, the Company expects to pay an unused commitment fee of up to 0.30% of the unused portion of the credit facility based on the average daily unused portion of the credit facility; thereafter, the Company expects to pay a facility fee ranging between 0.125% and 0.35% based on the Company's debt rating.
As of September 30, 2015, the outstanding balance on the senior unsecured facility was $117 million and during the three and nine months ended September 30, 2015 the Company incurred unused fees of approximately $0.2 million and $0.7 million, respectively. As of November 12, 2015, there was no outstanding balance on the senior unsecured credit facility.
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
Non-Recurring Measurements
Investment Properties
During the nine months ended September 30, 2014, the Company identified two hotel properties which had a reduction in their

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

expected holding period and reviewed the probability of the assets' disposition. The Company recorded an impairment of investment properties of $4.7 million for the nine months ended September 30, 2014 based on the estimated fair value using letters of intent, purchase contracts and average selling costs. The properties were subsequently sold in August and November 2014. No impairments were recorded for the three and nine months ended September 30, 2015.
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2015 and 2014, respectively (in thousands):

	Fair Value at Measurement Date Using
	September 30, 2015	September 30, 2014
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Investment property	$—	$17,900
Total	$—	$17,900
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the combined condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$1,131,336	$1,159,121	$1,200,688	$1,194,237
Unsecured credit facility	$117,000	$117,000	$96,020	$96,020
Total	$1,248,336	$1,276,121	$1,296,708	$1,290,257
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 2.64% and 3.96% per annum as of September 30, 2015 and December 31, 2014, respectively. The fair value estimate of the unsecured credit facility approximates the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
During the three and nine months ended September 30, 2015, the Company recognized income tax benefit of $0.1 million and expense of $8.3 million, respectively, of which $1.9 million of the expense for the nine months ended September 30, 2015 related to taxes on a one-time gain on the transfer of a hotel resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT. The Company's effective tax rate differed from the federal statutory rate predominately due to the dividends paid deduction, state income taxes, and changes to valuation allowances. During the three and nine months ended September 30, 2014, the Company recognized $1.9 million and $5.8 million income tax expense which was calculated on a “carve-out” basis from InvenTrust.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

10. Stockholders' Equity
Preferred Shares
The Company is authorized to issue up to 50 million shares of preferred stock, $0.01 par value per share. On January 5, 2015, the Company issued 125 shares of preferred stock of the Company, designated as 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share, with a liquidation preference of $1,000 per share (the "Series A Preferred Stock”), in a private placement to approximately 125 investors who qualify as “accredited investors” (as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”)) for an aggregate purchase price of $125 thousand.
On September 30, 2015, the Company redeemed its 125 outstanding shares of the Series A Preferred Stock and the Operating Partnership redeemed its 125 outstanding units of the Series A Preferred Units, for $1,100 per share/unit plus accrued and unpaid dividends of $31.25 per share/unit, including a $100.00 redemption premium, for an aggregate per share/unit redemption of $1,131.25. Dividends on the Series A Preferred Stock ceased accruing on September 30, 2015. Following the redemption, in accordance with the Company’s charter, the Board of Directors of the Company reclassified the unissued shares of the Company’s Series A Preferred Stock as authorized but unissued shares of Preferred Stock without designation as to series.
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
As of September 30, 2015, the Company had 111,671,372 shares of Common Stock outstanding.
Distributions
Common Stock
The Company paid the following dividends on common Stock during the nine months ended September 30, 2015:

Dividend per Share/Unit(1)		For the Quarter Ended	Record Date	Payable Date
$0.15	(2)	March 31, 2015	March 31, 2015	April 15, 2015
$0.23		June 30, 2015	June 30, 2015	July 15, 2015
$0.23		September 30, 2015	September 30, 2015	October 15, 2015

(1)	Amounts are rounded to the nearest whole cent for presentation purposes

(2)	Represents the Company's anticipated regular quarterly dividend of $0.23 per share, prorated for the period from February 3, 2015 through March 31, 2015.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

Preferred Stock
The Company paid the following dividends on its12.5% Series A preferred stock during the nine months ended September 30, 2015:

Dividend per Share		For the Period	Record Date	Payable Date
$61.11	(1)	June 30, 2015	June 15, 2015	June 30, 2015
$31.25	(2)	September 30, 2015	September 30, 2015	September 30, 2015

(1)	Represents the Company's anticipated regular semi-annual dividend of $62.50 per share, prorated for the period from February 5, 2015 through June 30, 2015.

(2)
Represents the Company's anticipated regular semi-annual dividend of $62.50 per share prorated for the period from July 1, 2015 through September 30, 2015. This dividend was paid in connection with the redemption of the Series A Preferred Stock on September 30, 2015, and constitutes accrued but unpaid dividends on the Series A Preferred Stock as of the redemption date.

Non-controlling Interest of Common Units in Operating Partnership
As of September 30, 2015, the Operating Partnership had 521,450 long-term incentive partnership units (“LTIP units”) outstanding, representing a 0.5% partnership interest held by the limited partners. Of the 521,450 LTIP units outstanding at September 30, 2015, 23,401 units had vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described below in the Share-Based Compensation footnote.
As of September 30, 2015, the Company accrued $34 thousand in dividends related to the LTIP units, which were paid in October 2015.
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income from continuing operations	$17,847	$6,198	$27,216	$32,890
Net loss attributable to non-controlling interests	251	—	248	—
Dividends, preferred shares	(4)	—	(12)	—
Dividends, unvested share-based compensation	(28)	—	(46)	—
Net income from continuing operations available to common stockholders	18,066	6,198	27,406	32,890
Net income (loss) from discontinued operations, net of tax	—	3,297	(489)	1,810
Net income available to common stockholders	$18,066	$9,495	$26,917	$34,700

Denominator:
Weighted average shares outstanding - Basic	111,694,773	113,397,997	112,096,957	113,397,997
Effect of dilutive share-based compensation	190,577	—	161,548	—
Weighted average shares outstanding - Diluted	111,885,350	113,397,997	112,258,505	113,397,997

Basic earnings per share:
Income from continuing operations	$0.16	$0.05	$0.24	$0.29
Income from discontinued operations, net of tax	$—	$0.03	$—	$0.02
Net earnings per share	$0.16	$0.08	$0.24	$0.31

Diluted earnings per share:
Income from continuing operations	$0.16	$0.05	$0.24	$0.29
Income (loss) from discontinued operations, net of tax	$—	$0.03	$—	$0.02
Net earnings per share	$0.16	$0.08	$0.24	$0.31
12. Share Based Compensation
2014 Share Unit Plan
On September 17, 2014, the board of directors of InvenTrust and the Company’s Board of Directors adopted and ratified the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the “2014 Share Unit Plan”). The 2014 Share Unit Plan provided for the grant of notional “share unit” awards to eligible participants. Refer to Exhibit 99.1 of the Company's Registration Statement on Form 10, filed on January 9, 2015, as amended, for additional information regarding the 2014 Share Unit Plan. The 2015 Incentive Award Plan, as defined below, replaced the 2014 Share Unit Plan in connection with the Company’s separation from InvenTrust, and the 2014 Share Unit Plan was terminated in connection with the implementation of the 2015 Incentive Award Plan. Awards outstanding under the 2014 Share Unit Plan at the time of its termination will remain outstanding in accordance with their terms, and the terms and conditions of the 2014 Share Unit Plan will continue to govern such awards.
During 2014, InvenTrust and the Company granted share units to certain members of management, the vesting of which was conditioned upon a triggering event, such as a listing or a change in control (the "2014 Share Unit Grants"). A triggering event occurred in February 2015 upon the completion of the spin-off of the Company. As of September 30, 2015, 172,842 of the 2014 Share Unit Grants were outstanding to certain members of management that vest annually over a three year period and are based on continued employment. Additionally, as of September 30, 2015, 169,377 of the 2014 Share Unit Grants were outstanding to certain members of management that cliff vest in March 2017 and are based on continued employment. Each 2014 Share Unit Grant is convertible to one unit of Common Stock upon vesting.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and InvenTrust as its sole common stockholder approved, the Company's 2015 Incentive Award Plan (the “2015 Incentive Award Plan”) effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. Refer to Exhibit 99.1 of the Company's Registration Statement on Form 10, filed on January 9, 2015, as amended, for additional information regarding the 2015 Incentive Award Plan. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units ("LTIP units") in the Operating Partnership.
In February 2015, the Board of Directors and certain members of management were granted 25,988 fully vested shares of Common Stock which had a weighted average grant date fair value of $20.55 per share.
Share Unit Grants
Between May 5, 2015 and September 30, 2015, the Compensation Committee ("the Compensation Committee") of the Board of Directors of the Company granted share units to certain members of management (the "2015 Share Unit Grants"). The 2015 Share Unit Grants include 67,669 share units that are time-based and vest over a three year period, and 17,032 share units that are performance based. Both the time-based and performance-based units are subject to continued employment and have a weighted average grant date fair value of $20.18 per share.
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
In June 2015, pursuant to the Company's Director Compensation Program, as amended and restated as of May 29, 2015, the Company approved the issuance of an aggregate of 23,401 fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors upon election to our Board of Directors with a weighted average grant date fair value of $22.44 per share.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

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
The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of September 30, 2015:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Share Units	2015 Incentive Award Plan LTIP Units(1)	Total
Outstanding as of January 1, 2015	817,640	—	—	817,640
Adjustment for final units at spin-off date	(462,959)	—	—	(462,959)
Granted	—	84,701	521,450	606,151
Vested	(8,977)	—	(23,401)	(32,378)
Expired	—	—	—	—
Forfeited	(3,485)	—	—	(3,485)
Outstanding as of September 30, 2015	342,219	84,701	498,049	924,969
Vested as of September 30, 2015	8,977	—	23,401	32,378
Weighted average fair value of outstanding shares/units	$20.19	$20.18	$16.26	$18.06

(1)	Includes Time-Based LTIP Units and Class A LTIP Units.

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
The absolute and relative stockholder returns are market conditions as defined by ASC 718, Compensation Stock Compensation. Market conditions include provisions wherein the vesting condition is met through the achievement of a specific value of the Company’s common stock, which is total stockholder return, in this case. Market conditions differ from other performance awards under ASC 718 in that the probability of attaining the condition (and thus vesting in the shares) is reflected in the initial grant date fair value of the award. Accordingly, it is not appropriate to reconsider the probability of vesting in the award subsequent to the initial measurement of the award, nor is it appropriate to reverse any of the expense if the condition is not met.
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

For the three and nine months ended September 30, 2015, the Company recognized approximately zero and $1.1 million, respectively, of share-based compensation expense related to vested stock and LTIP Unit payments under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, of which approximately $1.1 million for nine months ended September 30, 2015 was provided to the Board of Directors and approximately $9 thousand was provided to certain of the Company's officers. No share-based compensation related to vested stock or LTIP Unit payments was provided to executives during the three months ended September 30, 2015.
In addition, in connection with the 2014 Share Unit Plan and the 2015 Incentive Award Plan, during the three and nine months ended September 30, 2015 the Company recognized approximately $1.4 million and $4.0 million, respectively, in compensation expense (net of forfeitures) related to share units, Class A LTIP Units and Time-Based LTIP Units provided to certain of its executive officers, other officers and members of management and capitalized approximately $94 thousand and $264 thousand, respectively, related to restricted stock units provided to certain other officers and members of management that oversee development and capital projects on behalf of the Company. Additionally, this includes a cumulative catch up for compensation expenses related to the fourth quarter of 2014 because the effectiveness of the grants was subject to the completion of the spin-off of the Company from InvenTrust, which occurred on February 3, 2015. As of September 30, 2015, there was $11.8 million of total unrecognized compensation costs related to non-vested restricted share units, Class A LTIP Units and Time Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 9 additional quarters.
13. Commitments and Contingencies
Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2015 and December 31, 2014, the Company had a balance of $74.4 million and $76.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the combined condensed consolidated balance sheet as of September 30, 2015.
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2015

14. Subsequent Events
Debt
On October 22, 2015, the Company executed a $175 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in February 2021. Simultaneously with the closing of the $175 million unsecured term loan, the Company entered into swap agreements to fix LIBOR at 1.29% for the entire term of the loan. A portion of the proceeds from the $175 million unsecured term loan was used to pay off the outstanding balance on the unsecured revolving credit facility and the remaining proceeds were used to pay off one property level mortgage with a principal balance of $53 million.
Additionally on this date, the Company executed a $125 million term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in October 2022. The $125 million unsecured term loan will be funded in early 2016 in connection with the previously announced acquisition of the Hotel Commonwealth.
On October 27, 2015, the Company closed on the sale of the Hyatt Regency Orange County hotel for a purchase price of $137 million. In connection with this sale, the Company paid off its property level mortgage with an outstanding balance of $61.9 million. Also in October 2015 the Company refinanced a mortgage for one hotel with a principal balance of $30.3 million. The new loan is for $63.0 million, has a term of 10 years and carries a fixed annual interest rate of 4.48%.
In November 2015, the Company paid off three additional hotel level mortgages in the amount of $104.6 million. Further, the Company also obtained $7.5 million in incremental proceeds under the terms of another existing mortgage loan in November 2015.
In connection with repaying these loans, the Company incurred prepayment fees of approximately $5.1 million in the fourth quarter of 2015.
Stockholder's Equity
On September 30, 2015, the Company redeemed all 125 outstanding shares of its Series A Preferred Stock for $1,100 per share plus accrued and unpaid dividends of $31.25 per share, including a $100.00 per share redemption premium, for an aggregate per share redemption price of $1,131.25.  Following the redemption, in accordance with the Company’s charter, the Board of Directors of the Company reclassified the redeemed shares of the Company’s Series A Preferred Stock as authorized but unissued shares of Preferred Stock without designation as to series.  In connection therewith, on November 10, 2015, the Company filed Articles Supplementary and Articles of Restatement(the “Revised Articles”) to the Company’s charter with the State Department of Assessments & Taxation of Maryland.  The only change made to the existing charter of the Company in the Revised Articles was to reflect the reclassification of the Series A Preferred Stock as Preferred Stock without designation as described above.  This description of the Revised Articles does not purport to be complete and is subject, and qualified in its entirety by reference, to the full texts of the Revised Articles, which are attached hereto as Exhibits 3.1 and 3.2.

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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service, lifestyle and urban upscale hotels, with a focus on the Top 25 Markets as well as key leisure destinations in the United States. A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"). A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. An urban upscale hotel refers to a hotel located in an urban or similar high-density commercial area, such as a central business district, and defined as "upscale" or "upper midscale" by STR. As of September 30, 2015, we owned 50 hotels, 49 of which are wholly owned, comprising 13,104 rooms, across 21 states and the District of Columbia, and had a majority interest in one hotel under development. Our hotels are primarily operated by industry leaders such as Marriott ®, Hilton ®, Hyatt ®, Starwood ®, Kimpton ®, Aston ®, Fairmont ® and Loews ®, as well as leading independent management companies.
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
Basis of Presentation
On February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, we effectuated certain reorganization transactions which were designed to consolidate the ownership of our hotels into our operating partnership; consolidate our TRS lessees in our TRS; facilitate our separation from InvenTrust; and enable us to qualify as a REIT for federal income tax purposes. The accompanying combined condensed consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined condensed consolidated financial statements reflect our operations after giving effect to the reorganization transactions, the disposition of other hotels previously owned by us, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to us by InvenTrust, as well as costs associated with participation by certain of our executives in InvenTrust’s benefit plans. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined condensed consolidated statements of operations. Additionally, prior to the spin-off, InvenTrust allocated to us a portion of its corporate overhead costs based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. Based on these presentation matters, these financials may not be comparable to prior periods. In addition, certain reclassifications were made for presentation of lodging related activities on the combined condensed consolidated statements of operations for the three and nine months ended September 30, 2015.
We and InvenTrust intend to make a joint election under section 336(e) of the Internal Revenue Code of 1986, as amended, with respect to the spin-off of Xenia from InvenTrust on February 3, 2015.  InvenTrust agreed to make that election if requested by us, and we have notified InvenTrust that the election should be made.  As a result of that election, our tax basis in our assets will be stepped up to their fair market value as of the date of the spin-off.  The increased tax basis in our assets will increase the depreciation deductions we are allowed to claim, which will decrease the portion of our distributions that will be taxable as dividend income to our stockholders.  We and InvenTrust will make the section 336(e) election on our federal income tax returns for the taxable year that includes the spin-off.

Our Revenues and Expenses
Our revenue is primarily derived from hotel operations, including room revenue, food and beverage revenue and other operating department revenue, which consists of parking, telephone, other guest services and tenant leases.
Our operating costs and expenses consist of the costs to provide hotel services, including room expense, food and beverage expense, management fees and other indirect and direct operating expenses. Room expense includes housekeeping wages and associated payroll taxes, reservation systems, room supplies, laundry services and front desk costs.
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
Results of Operations
Overview
As of September 30, 2015, we owned 50 operating hotels, including one owned through a consolidated joint venture (Grand Bohemian Hotel Charleston, which was completed and opened to the public on August 27, 2015), and one hotel development that was owned through another consolidated joint venture (Grand Bohemian Hotel Mountain Brook, which was completed and opened to the public on October 22, 2015). At September 30, 2014, we owned 49 operating hotels, including two hotel developments owned by two consolidated joint ventures.
Properties that we acquire are included in our condensed consolidated statements beginning on the date of acquisition. The Canary Santa Barbara, Hotel Palomar Philadelphia and RiverPlace Hotel were acquired in July 2015 and the Aston Waikiki Beach Resort was acquired in February 2014.
Likewise, sold properties are excluded from our combined condensed consolidated statements of operations as part of continuing operations from the date they are sold in accordance with ASU No. 2014-08 as they did not represent a strategic shift or have a major effect on results of operations. The following three other hotels were disposed of in 2014: Crowne Plaza Charleston (May 2014), Doubletree Suites Atlanta Galleria (August 2014), and Holiday Inn Secaucus (December 2014).
Additionally, on November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, we oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift pursuant to ASU No. 2014-08 and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations in the combined condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

Operating Information
The following table sets forth certain operating information for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Number of properties (1) (2)	50	48	4.2%	50	49	2.0%
Number of rooms	13,104	12,958	1.1%	13,104	13,124	(0.2)%
Occupancy (1) (2)	79.0%	78.8%	0.3%	77.6%	78.0%	(0.5)%
ADR (1) (2)	$186.37	$175.66	6.1%	$185.77	$175.38	5.9%
RevPAR (1) (2)	$147.31	$138.47	6.4%	$144.11	$136.74	5.4%
Hotel operating income (in thousands) (3)	$92,763	$83,280	11.4%	$274,678	$252,674	8.7%

(1)	For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition.

(2)	Includes the consolidated operating results of the Grand Bohemian Hotel Charleston that opened on August 27, 2015.

(3)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
The following table shows the geographic diversification of our hotel properties as of September 30, 2015 (1):

Region (2)	Number of Hotels	Number of Rooms
South Atlantic
(Florida, Georgia, Maryland, South Carolina, Virginia, West Virginia, Washington D.C.)	16	3,319
West South Central
(Louisiana, Texas)	9	3,339
Pacific
(California, Hawaii, Oregon)	9	3,247
Mountain
(Arizona, Colorado, Utah)	5	1,016
Other
(Alabama, Illinois, Iowa, Kentucky, Massachusetts, Missouri, Pennsylvania)	11	2,183
Total	50	13,104

(1)	The table excludes our one hotel under development.

(2)	Represents the diversification of our hotel properties as defined by STR.
The following table sets forth certain operating information for our 50 and 49 hotel properties by geographic diversification for the three and nine months ended September 30, 2015 and 2014 (1):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2015 (3)			2014 (3)			2015 (3)			2014 (3)
Region (2)	OCC	ADR	RevPAR	OCC	ADR	RevPAR	OCC	ADR	RevPAR	OCC	ADR	RevPAR
South Atlantic	79.3%	$167.81	$133.07	79.0%	$163.87	$129.54	79.2%	$178.08	$141.13	79.0%	$167.52	$132.39
West South Central	67.3%	$175.21	$117.87	70.2%	$171.50	$120.46	72.4%	$187.06	$135.42	73.6%	$182.88	$134.51
Pacific	88.4%	$216.31	$191.16	85.1%	$195.74	$166.49	80.9%	$202.53	$163.77	82.5%	$187.34	$154.62
Mountain	79.8%	$182.36	$145.60	80.8%	$172.48	$139.33	81.2%	$178.44	$144.88	81.2%	$167.87	$136.27
Other	82.6%	$181.55	$150.03	82.1%	$170.79	$140.17	76.5%	$173.18	$132.52	75.3%	$163.19	$122.96
Total	79.0%	$186.37	$147.31	78.8%	$175.66	$138.47	77.6%	$185.77	$144.11	78.0%	$175.38	$136.74

(1)
Includes only hotels in our portfolio, excluding our one hotel under development, as of the end of the applicable period. For hotels acquired during the period, operating results and statistics are only included since the respective date of acquisition.

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

Operating Information Comparison
Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase / (Decrease)	Variance	2015	2014	Increase / (Decrease)	Variance
Number of properties	50	48	2	4.2%	50	49	1	2.0%
Revenues:
Room revenues	$175,872	$164,261	$11,611	7.1%	$501,754	$481,001	$20,753	4.3%
Food and beverage revenues	58,500	52,039	6,461	12.4%	185,707	$171,379	$14,328	8.4%
Other revenues	14,081	14,791	(710)	(4.8)%	40,089	$44,349	$(4,260)	(9.6)%
Total revenues	$248,453	$231,091	$17,362	7.5%	$727,550	$696,729	$30,821	4.4%
Room revenues
Room revenues increased by $11.6 million, or 7.1%, to $175.9 million for the three months ended September 30, 2015 from $164.3 million for the three months ended September 30, 2014, of which $5.0 million was attributable to a 4.0% improvement in RevPAR for our 44 comparable hotels that were owned during the three months ended September 30, 2015 and 2014. Additional increases of $2.7 million were attributable to two of our hotels that were negatively impacted during the third quarter of 2014 by the Napa Earthquake and $7.8 million attributable to the three hotels acquired during July 2015: Canary Santa Barbara, Hotel Palomar Philadelphia, and RiverPlace Hotel. These net increases for the three months ended September 30, 2015, were offset by a decrease in revenue of $2.7 million related to two properties disposed of in 2014. In the first quarter of 2015, we transitioned to the Eleventh Revised Edition of the Uniform System of Accounts for the Lodging Industry ("USALI"), which resulted in $1.2 million of resort fees being recorded in other revenues rather than room revenues, of which $1.0 million was attributable to the Aston Waikiki Beach Resort.
Room revenues increased by $20.8 million, or 4.3%, to $501.8 million for the nine months ended September 30, 2015 from $481.0 million for the nine months ended September 30, 2014, of which $3.0 million was contributed by Aston Waikiki Beach Resort acquired in February 2014 and $7.8 million was contributed by the three hotels acquired during July 2015. An increase of $23.3 million was contributed by our remaining 46 comparable hotels that were owned during the nine months ended September 30, 2015 and 2014, attributable to a 5.4% improvement in RevPAR offset by a reduction in revenue of $10.5 million related to three properties disposed of in 2014. Our transition to the Eleventh Revised Edition of USALI resulted in $2.8 million of resort fees being recorded in other revenues rather than room revenues, of which $2.3 million was attributable to the Aston Waikiki Beach Resort.
Food and beverage revenues
Food and beverage revenues increased by $6.5 million, or 12.4%, to $58.5 million for the three months ended September 30, 2015 from $52.0 million for the three months ended September 30, 2014, of which $1.8 million of the increase was attributable to reclassifications of revenues historically included in other revenues, $2.3 million was attributable to the three hotels acquired in July 2015 and net increases of $2.8 million were attributable to our remaining hotel portfolio due to higher banquet food and beverage and ancillary revenues, as well as, continued strong performance in other food and beverage outlets. These increases were offset by decreases of $0.4 million related to two properties disposed of in 2014.

Food and beverage revenues increased by $14.3 million, or 8.4%, to $185.7 million for the nine months ended September 30, 2015 from $171.4 million for the nine months ended September 30, 2014, of which $5.8 million of the increase was attributable to reclassifications of revenues historically included in other revenues, $2.3 million was attributable to the three hotels acquired in July 2015 and net increases of $7.8 million were attributable to our remaining hotel portfolio due to higher banquet food and beverage and ancillary revenues, as well as, continued strong performance in other food and beverage outlets. These increases for the nine months ended September 30, 2015, were offset by decreases of $1.6 million related to three properties disposed of in 2014.
Other revenues
Other revenues decreased by $0.7 million, or 4.8%, to $14.1 million for the three months ended September 30, 2015 from $14.8 million for the three months ended September 30, 2014, of which $1.8 million was attributed to the reclassifications of revenues historically included in other revenues to food and beverage revenue and $0.6 million was attributable to our remaining portfolio. These decreases were offset by increases of $1.2 million in resort fees that were previously included in room revenues for the three months ended September 30, 2014 as a result of the transition to the Eleventh Revised Edition of USALI in the first quarter of 2015, which was primarily contributed by the Aston Waikiki Beach Resort, and $0.5 million related to the three hotels acquired in July 2015.
Other revenues decreased by $4.3 million, or 9.6%, to $40.1 million for the nine months ended September 30, 2015 from $44.3 million for the nine months ended September 30, 2014, of which $5.8 million was attributed to the reclassifications of revenues historically included in other revenues to food and beverage revenue, $0.7 million due to a reduction in guarantee income recorded from the manager of one hotel, and a net decrease of $4.9 million related to our remaining portfolio and the three properties disposed of in 2014. These decreases were offset by increases of $2.8 of resort fees that were previously included in room revenues for the nine months ended September 30, 2014 as a result of the transition to the Eleventh Revised Edition of USALI in the first quarter of 2015, which were primarily contributed by the Aston Waikiki Beach Resort acquired in February 2014 and from $4.3 million contributed by the three hotels acquired in July 2015 and the Aston Waikiki Beach Resort.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase / (Decrease)	Variance	2015	2014	Increase / (Decrease)	Variance
Number of properties	50	48	2	4.2%	50	49	1	2.0%
Hotel operating expenses:
Room expenses	$38,841	$36,155	$2,686	7.4%	$111,378	$105,777	$5,601	5.3%
Food and beverage expenses	41,308	37,501	3,807	10.2%	122,806	117,250	5,556	4.7%
Other direct expenses	4,625	6,606	(1,981)	(30.0)%	13,256	21,191	(7,935)	(37.4)%
Other indirect expenses	58,311	54,351	3,960	7.3%	167,758	160,049	7,709	4.8%
Management and franchise fees	12,605	13,198	(593)	(4.5)%	37,674	39,788	(2,114)	(5.3)%
Total hotel operating expenses	$155,690	$147,811	$7,879	5.3%	$452,872	$444,055	$8,817	2.0%
Total hotel operating expenses
Total hotel operating expenses increased $7.9 million, or 5.3%, to $155.7 million for the three months ended September 30, 2015 from $147.8 million for the three months ended September 30, 2014, of which $6.5 million was contributed by the three hotels acquired in July 2015 and a net $3.8 million was contributed by our 47 remaining hotel properties. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. These increases were offset by decreases attributed to the sale of two hotels in 2014 totaling $2.4 million.

Total hotel operating expenses increased $8.8 million, or 2.0%, to $452.9 million for the nine months ended September 30, 2015 from $444.1 million for the nine months ended September 30, 2014, of which $3.6 million of the increase was contributed by the Aston Waikiki Beach Resort acquired in February 2014, $6.5 million was contributed by the three hotels acquired in July 2015 and a net $8.1 million was contributed by our remaining properties. These increases were offset by a $9.4 million decrease in total hotel operating expenses attributable to the three hotels sold in 2014.
Other direct expenses decreased $2.0 million, or 30.0%, to $4.6 million for the three months ended September 30, 2015 and $7.9 million, or 37.4%, to $13.3 million for the nine months ended September 30, 2015, respectively, from $6.6 million and $21.2 million for the three and nine months ended September 30, 2014, respectively, which was attributable to reclassifications between other hotel related expenses to reflect presentation going forward of such costs.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase / (Decrease)	Variance	2015	2014	Increase / (Decrease)	Variance
Depreciation and amortization	$37,818	$35,835	$1,983	5.5%	$110,094	$106,231	$3,863	3.6%
Real estate taxes, personal property taxes and insurance	12,985	11,107	1,878	16.9%	36,984	32,666	4,318	13.2%
Ground lease expense	1,272	1,558	(286)	(18.4)%	3,869	4,096	(227)	(5.5)%
General and administrative expenses	5,396	10,512	(5,116)	(48.7)%	19,443	24,266	(4,823)	(19.9)%
Business management fees	—	—	—	—	—	1,474	(1,474)	(100.0)%
Acquisition transaction costs	4,510	18	4,492	24,955.6%	5,396	1,150	4,246	369.2%
Pre-opening expenses	825	—	825	—	825	—	825	—
Provision for asset impairment	—	1,667	(1,667)	(100.0)%	—	4,665	(4,665)	(100.0)%
Separation and other start-up related expenses	426	$—	426	—	26,887	$—	26,887	—
Total corporate and other expenses	$63,232	$60,697	$2,535	4.2%	$203,498	$174,548	$28,950	16.6%
Depreciation and amortization
Depreciation and amortization expense increased $3.9 million, or 3.6%, to $110.1 million for the nine months ended September 30, 2015 from $106.2 million for the nine months ended September 30, 2014, of which $3.2 million of the increase was contributed by the Aston Waikiki Beach Resort acquired in February 2014 and the three hotels acquired in July 2015. The remaining $1.5 million increase is the result of capital expenditures to improve our properties offset by decreases of $0.8 million for three properties sold in 2014.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $4.3 million, or 13.2%, to $37.0 million for the nine months ended September 30, 2015 from $32.7 million for the nine months ended September 30, 2014. Real estate taxes and personal property taxes increased across the portfolio due to increased assessed property values or tax rates at certain properties, partially offset by refunds from prior year real estate tax appeals.
Ground lease expense
Ground lease expense decreased $0.2 million, or 5.5%, to $3.9 million for the nine months ended September 30, 2015 from $4.1 million for the nine months ended September 30, 2014, comprised on an increase of $0.4 million attributable to the Aston Waikiki Beach Resort acquired in February 2014 offset by decreases of $0.7 million for a property sold in 2014.

General and administrative expenses
General and administrative expenses decreased $5.1 million, or 48.7%, to $5.4 million for the three months ended September 30, 2015 from $10.5 million for the three months ended September 30, 2014. For the three months ended September 30, 2014, general and administrative expenses included an allocation of costs by InvenTrust for certain corporate services and other expenses in the amount of $5.9 million. The allocation included costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust's employees (accounting, finance, tax, treasury, and legal). Additional net decreases of $0.5 million for other operating costs related to salaries and professional fees during the three months ended September 30, 2015 were offset by an increase of $1.3 million attributable to non-cash stock compensation to our Board of Directors, executive officers and certain members of management.
General and administrative expenses decreased $4.8 million, or 19.9%, to $19.4 million for the nine months ended September 30, 2015 from $24.3 million for the nine months ended September 30, 2014. This was due to InvenTrust allocations for $13.7 million for nine months ended September 30, 2014, offset by an increase of $3.0 million in bonus expense, $4.8 million attributable to non-cash stock compensation to our Board of Directors, executive officers and certain members of management, and net increases of $1.1 million in other operating costs related to salaries and professional fees during the nine months ended September 30, 2015.
Business management fee
Business management fee expense decreased $1.5 million to $0 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. On March 12, 2014, InvenTrust executed the Self-Management Transactions. In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for InvenTrust by the Business Manager. The Self-Management Transactions resulted in a final business management fee incurred in January 2014.
Acquisition transaction costs
Acquisition transaction costs were $5.4 million during the nine months ended September 30, 2015. Typically, acquisition transaction costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity. The primary increase during the nine months ended September 30, 2015 was attributable to the three hotels acquired in July 2015.
Pre-opening expense
Pre-opening expenses were $0.8 million during the nine months ended September 30, 2015, which related to opening costs for our two joint venture development projects, the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook, which opened to the public in August and October 2015, respectively.
Provision for asset impairment
During the nine months ended September 30, 2014, a provision for asset impairment of $4.7 million was recorded on one hotel which was identified to have a reduction in the expected holding period and was written down to its estimated fair market value and was subsequently sold in August 2014. There were no asset impairments recorded for the nine months ended September 30, 2015.
Separation and other start-up related expenses
The $0.4 million and $26.9 million in separation and other start-up related expenses for the three and nine months ended September 30, 2015, respectively, relates to fees paid to unrelated third parties attributable to one-time costs incurred related to our spin-off from InvenTrust, the listing of our Common Stock on the NYSE, costs related to the Tender Offer and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

Results of Non-Operating Income and Expenses
Hotel non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Increase / (Decrease)	Variance	2015	2014	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain (loss) on sale of investment properties	$—	$(96)	$96	100.0%	$—	$865	$(865)	(100.0)%
Other income (expense)	672	60	612	1,020.0%	$3,389	$185	3,204	1,731.9%
Interest expense	(12,496)	(14,374)	(1,878)	(13.1)%	(38,726)	(43,532)	(4,806)	(11.0)%
Loss on extinguishment of debt	—	(113)	(113)	(100.0)%	(283)	(1,183)	(900)	(76.1)%
Equity in losses and gain on consolidation of unconsolidated entity, net	—	—	—	—	—	4,216	(4,216)	(100.0)%
Income tax benefit (expense)	140	(1,862)	(2,002)	(107.5)%	(8,344)	(5,787)	2,557	44.2%
Net income (loss) from discontinued operations	$—	$3,297	(3,297)	(100.0)%	$(489)	$1,810	$(2,299)	(127.0)%
Gain (loss) on sale of investment property
Gain (loss) on sale of investment property for the three and nine months ended September 30, 2014 was related to the sale of two hotels in May and August of 2014 that were included in continuing operations. There were no sales during the nine months ended September 30, 2015.
Other income (expense)
Other income increased $3.2 million, or 1,731.9%, for the nine months ended September 30, 2015, which was primarily attributable to the involuntary loss and business interruption insurance recovery income of $2.5 million, which is net of hotel related expenses.
Interest expense
Interest expense decreased $1.9 million, or 13.1%, to $12.5 million for the three months ended September 30, 2015 from $14.4 million for the three months ended September 30, 2014 and $4.8 million, or 11.0%, to $38.7 million for the nine months ended September 30, 2015 from $43.5 million for the nine months ended September 30, 2014. This was primarily the result of lower debt balances from mortgages and the repayment of two mortgage loans during the nine months ended September 30, 2015. In addition, as of September 30, 2015, the Company was no longer responsible for its $96.0 million allocation of InvenTrust's unsecured credit facility.
Equity in losses and gain on consolidation of unconsolidated entity, net
Equity in losses and gain on consolidation of unconsolidated entity, net decreased $4.2 million, or 100.0%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the Company bought out its partner's interest in an unconsolidated entity that owned one hotel property, and began consolidating the operating results of the hotel resulting in a gain of $4.5 million upon consolidation of the related assets and liabilities, which was offset by $0.3 million representing the Company's share of equity in losses prior to the buyout of the remaining partner's interest. The respective hotel property was later sold as part of the Suburban Select Service Portfolio. We have no investments in unconsolidated entities as of September 30, 2015.
Income tax benefit (expense)
Income tax expense decreased $2.0 million, or 107.5%, to an income tax benefit of $0.1 million for the three months ended September 30, 2015 from the $1.9 million expense allocated from InvenTrust for the three months ended September 30, 2014, a result of an increase in percentage rents from its TRS leases through the end of the year as hotel gross revenues exceed higher revenue break points in the leases resulting in a reduction of taxable income at the Company's TRS.

Income tax expense increased $2.6 million, or 44.2%, to $8.3 million for the nine months ended September 30, 2015 from $5.8 million allocated from InvenTrust for the nine months ended September 30, 2014, which includes taxes on a one-time taxable gain of $1.9 million on the transfer of a hotel to a more optimal ownership structure in connection with the Company’s intention to elect to be taxed as a REIT. Management expects that taxable income in the second half of 2015 will be lower than in the first half of the year as a result of the $1.9 million non-recurring tax and as result of an increase in percentage rents from its TRS leases through the end of the year as hotel gross revenues exceed higher revenue break points in the leases resulting in a reduction of taxable income at the Company's TRS.
Net income (loss) from discontinued operations
Net income (loss) from discontinued operations decreased $3.3 million, or 100.0%, for the three months ended September 30, 2015 and $2.3 million, or 127.0%, for the nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, there were 52 properties reflected in discontinued operations. Effective January 1, 2014, we elected to early adopt ASU 2014-08. Under the new guidance, only disposals representing a strategic shift that had (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. On September 17, 2014, InvenTrust entered into a definitive asset purchase agreement to sell the Suburban Select Service Portfolio, which was sold on November 17, 2014. Prior to the sale transaction, we oversaw the Suburban Select Service Portfolio. We believe this sale represented a strategic shift away from suburban select service hotels that had a major effect on our results and operations, and qualified as discontinued operations under ASU No. 2014-08. The operations of these hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and September 30, 2014.
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
As of September 30, 2015, we had $99.4 million of consolidated cash and cash equivalents and $83.1 million of restricted cash and escrows. The restricted cash as of September 30, 2015 primarily consists of cash held in restricted escrows of $8.7 million for real estate taxes and insurance, and $74.4 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Credit facility
Effective February 3, 2015, we entered into a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million. As of September 30, 2015, we had $117 million outstanding under the revolving credit facility, which was repaid in October 2015 with proceeds from the sale of the Hyatt Regency Orange County.
Interest is paid on the periodic advances under the unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. Our credit facility requires an unused commitment fee of 0.30% on the unused portion of the available borrowing amount, which totaled approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively. The facility also contains customary covenants and restrictions for similar type facilities and, as of September 30, 2015, we were in compliance with these requirements.
Term Loans and Mortgages
Subsequent to September 30, 2015, we executed a 63 month and a seven year term loan for $125 million and $175 million, respectively, entered into various interest rate hedge agreements, and repaid and refinanced several of our hotel mortgages. See Note 14 in the combined condensed consolidated financial statements included herein for further information.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations and borrowings under debt financings including draws on our credit facility. We may also obtain cash in the future from various types of equity offerings or the sale of our hotels. Our principal uses of cash are asset acquisitions, routine debt service and debt repayments, capital investments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
The table below presents summary cash flow information for the combined condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash flows provided by operating activities	$141,690	$190,522
Net cash flows used in investing activities	(331,589)	(215,331)
Net cash flows provided by financing activities	126,276	62,165
(Decrease) increase in cash and cash equivalents	(63,623)	37,356
Cash and cash equivalents, at beginning of period	163,053	89,169
Cash and cash equivalents, at end of period	$99,430	$126,525
Operating

•
Cash provided by operating activities was $141.7 million and $190.5 million for the nine months ended September 30, 2015 and 2014, respectively. Cash provided by operating activities for the nine months ended September 30, 2015 decreased due to (i) non-recurring general and administrative expenses of $26.9 million for one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to the Tender Offer, and costs related to becoming a stand-alone public company and (ii) lost operating cash flows of $45.5 million from the sale of the Suburban Select Service Portfolio, which was partially offset by an increase in cash flows from our hotel portfolio including cash flows generated by the Aston Waikiki Beach Resort acquired in 2014 and the three hotels acquired in July 2015.

Investing

•
Cash used in investing activities was $331.6 million and $215.3 million for the nine months ended September 30, 2015, and 2014, respectively. Cash used in investing activities for the nine months ended September 30, 2015 was primarily due to (i) $40.9 million in capital improvements at our hotel properties (ii) $30.8 million of additional investments in our joint ventures, and (iii) the acquisition of three hotels for $245 million. Cash used in investing activities during the nine months ended September 30, 2014 were primarily from the purchase of the Aston Waikiki Beach Resort for $183.8 million in February 2014, $26.4 million in capital improvements of our hotels and $15.3 million of investments in joint ventures to develop two hotels offset by $24.6 million in proceeds from the sale of three hotels.

Financing

•
Cash provided by financing activities was $126.3 million and $62.2 million for the nine months ended September 30, 2015, and 2014, respectively. Cash provided by financing activities for the nine months ended September 30, 2015 was primarily comprised of (i) a net contribution of $153.3 million from InvenTrust, (ii) net borrowings on our revolving line of credit of $117 million, and (iii) proceeds from mortgage debt of $19.6 million, which was partially offset by (i) cash used for mortgage principal payments of $6.7 million, (ii) the payoff of $81.5 million in mortgage loans, (iii) $36.9 million used to repurchase common shares in the Tender Offer, and (iv) the payment of $42.2 million in dividends to common stockholders. Cash provided by financing activities for the nine months ended September 30, 2014, was primarily due to a net contribution of $45.7 million from InvenTrust and proceeds from mortgage debt and notes payable of $75.2 million, partially offset by repayments of mortgage debt of $50.8 million.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of September 30, 2015 and December 31, 2014, we held a total of $74.4 million and $76.3 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the nine months ended September 30, 2015, we made total capital expenditures of $40.9 million, including $2.7 million for Napa hotel earthquake repairs. Our total capital expenditures in 2014 were $47.3 million, including $7.1 million for Napa earthquake repairs. For 2015, we anticipate total capital expenditures of approximately $45 million to $50 million, excluding capital expenditures related to earthquake damage remediation at two of our Napa hotel properties.
Off-Balance Sheet Arrangements
As of September 30, 2015, we have no off-balance sheet arrangements.
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to the Company	$18,098	$9,495	$26,975	$34,700
Adjustments:
Interest expense	12,496	14,374	38,726	43,532
Interest expense from unconsolidated entity	—	—	—	34
Interest expense from discontinued operations	—	7,888	—	23,719
Income tax expense (benefit)	(140)	1,862	8,344	5,787
Depreciation and amortization related to investment properties	37,818	35,835	110,094	106,231
Depreciation and amortization related to investment in unconsolidated entity	—	(102)	—	—
Depreciation and amortization of discontinued operations	—	11,398	—	36,724
EBITDA	$68,272	$80,750	$184,139	$250,727
Reconciliation to Adjusted EBITDA
Impairment of investment properties	—	1,667	—	4,665
(Gain) loss on sale of investment property	—	96	—	(865)
Loss on extinguishment of debt	—	113	283	1,183
Gain (loss) on consolidation of investment in unconsolidated entity	—	—	—	(4,481)
Acquisition and pursuit costs	4,510	18	5,396	1,150
Amortization of share-based compensation expense	1,326	—	4,774	—
Pre-opening expenses (1)	825	—	825	—
Management termination fees net of guaranty income(2)	212	—	212	—
Gain from excess property insurance recovery	(322)	—	(598)	—
Business interruption proceeds net of hotel related expenses (3)	(379)	—	(2,549)	—
EBITDA adjustment for three hotels sold in 2014 (4)	—	(387)	(85)	(1,823)
EBITDA adjustment for Suburban Select Service Portfolio (5)	—	(22,602)	489	(62,254)
Other non-recurring expenses (6)	426	—	26,887	—
Adjusted EBITDA	$74,870	$59,655	$219,773	$188,302

(1)
For the three and nine months September 30, 2015, the pre-opening expenses related to the Grand Bohemian Hotel Charleston and Grand Bohemian Hotel Mountain Brook, which opened in August and October 2015, respectively.

(2)
For the three and nine months September 30, 2015, we terminated management agreements for four properties and entered into new management contracts with a new third-party hotel operator. In connection with the terminations, we paid termination fees of $0.7 million, which was offset by $0.5 million in income from the write off of deferred guaranty funding that was previously received from certain of the managers and was being recognized over the term of the old management contracts.

(3)
The business interruption insurance recovery for 2014 for the three and nine months ended September 30, 2015 was $0.4 and $2.5 million, respectively, which is net of $1.6 million of hotel related expenses attributable to those hotels impacted by the August 2014 Napa Earthquake.

(4)	The following three hotels were disposed of in 2014: Crowne Plaza Charleston Airport - Convention Center, DoubleTree Suites Atlanta Galleria, and Holiday Inn Secaucus Meadowlands.

(5)
On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

(6)
For the three and nine months September 30, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to the Tender Offer described in Note 10 in the combined condensed consolidated financial statements as of September 30, 2015 and 2014, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and nine months September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to the Company	$18,098	$9,495	$26,975	$34,700
Adjustments:
Depreciation and amortization related to investment properties	37,818	35,835	110,094	106,231
Depreciation and amortization related to investment in unconsolidated entity	—	(102)	—	—
Depreciation and amortization of discontinued operations	—	11,398	—	36,724
Impairment of investment property	—	1,667	—	4,665
(Gain) loss on sale of investment property	—	96	—	(865)
Gain on consolidation of investment in unconsolidated entity	—	—	—	(4,481)
FFO	$55,916	$58,389	$137,069	$176,974
Distribution to preferred shareholders	(4)	—	(12)	—
FFO available to common share and unit holders	$55,912	$58,389	$137,057	$176,974

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$—	$113	$283	$1,183
Acquisition and pursuit costs	4,510	18	5,396	1,150
Loan related costs (1)	681	991	2,872	3,405
Amortization of share-based compensation expense	1,326	—	4,774	—
Pre-opening expenses	825	—	825	—
Management termination fees net of guaranty income(2)	212	—	212	—
Income tax related to restructuring (3)	—	—	1,900	—
Business interruption proceeds net of hotel related expenses (4)	(379)	—	(2,549)	—
Less FFO adjustment for three hotels sold in 2014 (5)	—	(387)	(85)	(1,575)
Less FFO adjustment for Suburban Select Service Portfolio (6)	—	(14,713)	489	(38,534)
Other non-recurring expenses (7)	426	—	26,887	—
Adjusted FFO	$63,513	$44,411	$178,061	$142,603

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(2)
For the three and nine months September 30, 2015, we terminated management agreements for four properties and entered into new management contracts with a new third-party hotel operator. In connection with the terminations, we paid termination fees of $0.7 million, which was offset by $0.5 million in income from the write off of deferred guaranty funding that was previously received from certain of the managers and was being recognized over the term of the old management contracts.

(3)
For the nine months ended September 30, 2015, the Company recognized income tax expense of $8.3 million, of which $1.9 million related to a gain on the transfer of a hotel between legal entities resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT.

(4)
The business interruption insurance recovery for the three and nine months ended September 30, 2015 was $0.4 and $2.5 million, respectively, which was net of $1.6 million of hotel related expenses attributable to those hotels impacted by the August 2014 Napa Earthquake.

(5)	The following three hotels were disposed of in 2014: Crowne Plaza Charleston Airport - Convention Center, DoubleTree Suites Atlanta Galleria, and Holiday Inn Secaucus Meadowlands.

(6)
On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

(7)
For the three and nine months ended September 30, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to the Tender Offer described in Note 10 in the combined condensed consolidated financial statements as of September 30, 2015 and 2014, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience and various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 2 in the combined condensed consolidated financial statements included herein.
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
Subsequent Events
Debt
On October 22, 2015, the Company executed a $175 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in February 2021. Simultaneously with the closing of the $175 million unsecured term loan, the Company entered into swap agreements to fix LIBOR at 1.29% for the entire term of the loan. A portion of the proceeds from the $175 million unsecured term loan was used to pay off the outstanding balance on the unsecured revolving credit facility and the remaining proceeds were used to pay off one property level mortgage with a principal balance of $53 million.
Additionally on this date, the Company executed a $125 million term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in October 2022. The $125 million unsecured term loan will be funded in early 2016 in connection with the previously announced acquisition of the Hotel Commonwealth.

On October 27, 2015, the Company closed on the sale of the Hyatt Regency Orange County hotel for a purchase price of $137 million. In connection with this sale, the Company paid off its property level mortgage with an outstanding balance of $61.9 million. Also in October 2015 the Company refinanced a mortgage for one hotel with a principal balance of $30.3 million. The new loan is for $63.0 million, has a term of 10 years and carries a fixed annual interest rate of 4.48%.
In November 2015, the Company paid off three additional hotel level mortgages in the amount of $104.6 million. Further, the Company also obtained $7.5 million in incremental proceeds under the terms of another existing mortgage loan in November 2015.
In connection with repaying these loans, the Company incurred prepayment fees of approximately $5.1 million in the fourth quarter of 2015.
Stockholder's Equity
On September 30, 2015, the Company redeemed all 125 outstanding shares of its Series A Preferred Stock for $1,100 per share plus accrued and unpaid dividends of $31.25 per share, including a $100.00 per share redemption premium, for an aggregate per share redemption price of $1,131.25.  Following the redemption, in accordance with the Company’s charter, the Board of Directors of the Company reclassified the redeemed shares of the Company’s Series A Preferred Stock as authorized but unissued shares of Preferred Stock without designation as to series.  In connection therewith, on November 10, 2015, the Company filed Articles Supplementary and Articles of Restatement(the “Revised Articles”) to the Company’s charter with the State Department of Assessments & Taxation of Maryland.  The only change made to the existing charter of the Company in the Revised Articles was to reflect the reclassification of the Series A Preferred Stock as Preferred Stock without designation as described above.  This description of the Revised Articles does not purport to be complete and is subject, and qualified in its entirety by reference, to the full texts of the Revised Articles, which are attached hereto as Exhibits 3.1 and 3.2.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our combined condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of September 30, 2015 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.6 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2014 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.8 million per annum.
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
Subsequent to September 30, 2015, we entered into several swap agreements to fix the LIBOR rate on our five year term loan at 1.29% for the entire five year term. See "Subsequent Events" above for additional information.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2015, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2016	2017 (2)	2018	2019	2020	Total	Fair Value (3)
Maturing debt (1):
Fixed rate debt (mortgage loans)	$321,129	$194,975	$27,775	—	$16,994	$560,873	$584,124
Variable rate debt (mortgage loans)	$34,556	—	$169,169	$326,700	$40,843	$571,268	$574,997
Unsecured credit facility	—	—	—	—	—	$117,000	$117,000
Total	$355,685	$194,975	$196,944	$326,700	$57,837	$1,249,141	$1,276,121
Weighted average interest rate on debt:
Fixed rate debt (mortgage loans)	5.35%	5.18%	6.46%	—	3.85%	5.30%	2.38%
Variable rate debt (mortgage loans)	2.69%	—	2.38%	2.67%	2.69%	2.46%	2.89%
Unsecured credit facility	—	—	—	—	—	1.85%	1.85%

(1)	The debt maturity excludes net mortgage premiums and discounts of $1 million as of September 30, 2015.

(2)
Includes the Hyatt Regency Orange County mortgage of $62 million that is included in liabilities associated with assets held for sale on the combined condensed consolidated balance sheet as of September 30, 2015. The sale closed in October 2015 and proceeds from the sale were used to repay the outstanding balance of the related mortgage.

(3)	See Item 7A of our most recent Annual Report on Form 10-K and Note 8 to our combined condensed consolidated financial statements included herein.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On September 30, 2015, the Company redeemed all 125 outstanding shares of its Series A Preferred Stock for $1,100 per share plus accrued and unpaid dividends of $31.25 per share, including a $100.00 per share redemption premium, for an aggregate per share redemption price of $1,131.25.  Following the redemption, in accordance with the Company’s charter, the Board of Directors of the Company reclassified the redeemed shares of the Company’s Series A Preferred Stock as authorized but unissued shares of Preferred Stock without designation as to series.  In connection therewith, on November 10, 2015, the Company filed Articles Supplementary and Articles of Restatement (the “Revised Articles”) to the Company’s charter with the State Department of Assessments & Taxation of Maryland.  The only change made to the existing charter of the Company in the Revised Articles was to reflect the reclassification of the Series A Preferred Stock as Preferred Stock without designation as described above.  This description of the Revised Articles does not purport to be complete and is subject, and qualified in its entirety by reference, to the full texts of the Revised Articles, which are attached hereto as Exhibits 3.1 and 3.2.
 Also on September 30, 2015, and in connection with the redemption of the Series A Preferred Stock described above, the Operating Partnership redeemed all 125 of its Series A Preferred Units that were held by the Company for $1,100 per share plus accrued and unpaid dividends of $31.25 per share, including a $100.00 per share redemption premium, for an aggregate per unit redemption price of $1,131.25.  In connection therewith, on November 10, 2015, the Company entered into the Fourth Amended & Restated Agreement of Limited Partnership of XHR LP (the “Fourth LP Agreement”).  The Fourth LP Agreement amended the previous agreement to reflect the redemption of the Series A Preferred Units and restate the Agreement to include the terms of a prior amendment within the Fourth LP Agreement.  This description of the Fourth LP Agreement does not purport to be complete and is subject, and qualified in its entirety by reference, to the full text of the Fourth LP Agreement, which is attached hereto as Exhibit 10.1.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on January 23, 2015)

3.1*	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation

3.2*	Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation

3.3	Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.1*	Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015

10.2*	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of September 17, 2015

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
+    Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

November 12, 2015

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

3.1*	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation

3.2*	Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation

3.3	Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.1*	Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015

10.2*	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of September 17, 2015

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan