Form 10-K
period 2015-12-31
Xenia Hotels & Resorts, Inc.
filed 2016-03-10
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended ______ to ______
Commission file number 001-36594
___________________________
Xenia Hotels & Resorts, Inc.

(Exact Name of Registrant as Specified in Its Charter)
_______________________

Maryland	20-0141677
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 S. Orange Avenue Suite 1200, Orlando, Florida	32801
(Address of Principal Executive Offices)	(Zip Code)
(Registrant’s telephone number, including area code): (407) 317-6950
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Common Stock, $0.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the 111,645,384 shares of common stock held by non-affiliates of the registrant was approximately $2.43 billion based on the closing price of the New York Stock Exchange for such common stock as of June 30, 2015.
As of March 1, 2016, there were 108,913,184 shares of the registrant's common stock, $0.01 per value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be held on May 24, 2016, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2015 FORM 10-K ANNUAL REPORT

- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). These statements include statements about Xenia Hotels & Resorts, Inc.’s ("Xenia") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I-Item IA. Risk Factors" and "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the risks and uncertainties related to the following:

•	business, financial and operating risks inherent to real estate investments and the lodging industry;

•	seasonal and cyclical volatility in the lodging industry;

•	adverse changes in the energy industry that result in a downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations;

•	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;

•	contraction in the U.S. or global economy or low levels of economic growth;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy ("OCC") and average daily rate ("ADR");

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the competitive environment in lodging industry, including due to consolidation of management companies and/or franchisors, and the markets where we own hotels;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters;

•	our reliance on third-party hotel management companies to operate and manage our hotels;

•	our ability to maintain good relationships with our third-party hotel management companies and franchisors;

•	our failure to maintain brand operating standards;

•	our ability to maintain our brand licenses at our hotels;

•	relationships with labor unions and changes in labor laws;

•	loss of our senior management team or key personnel;

•	our ability to identify and consummate acquisitions and dispositions of additional hotels;

•	our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties;

•	the impact of hotel renovations, repositionings, redevelopments and re-branding activities;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

- ii -

•	the fixed cost nature of hotel ownership;

•	our ability to service, restructure or refinance our debt;

•	changes in interest rates and operating costs;

•	compliance with regulatory regimes and local laws;

•	uninsured or underinsured losses, including those relating to natural disasters or terrorism;

•	changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners;

•	our status as an emerging growth company;

•	the amount of debt that we currently have or may incur in the future;

•	provisions in our debt agreements that may restrict the operation of our business;

•	our separation from InvenTrust Properties Corp. ("InvenTrust"), our former parent;

•	our organizational and governance structure; our status as a real estate investment trust (a "REIT");

•	our taxable REIT subsidiary ("TRS") lessee structure;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	adverse litigation judgments or settlements;

•	changes in real estate and zoning laws and increase in real property tax rates;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs;

•	changes in governmental regulations or interpretations thereof; and

•	estimates relating to our ability to make distributions to our stockholders in the future.
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
The "Company", "Xenia", "we", "our" or "us" means Xenia Hotels & Resorts, Inc. and one or more of its subsidiaries (including XHR LP (the "Operating Partnership") and XHR Holding Inc. (together with its wholly owned subsidiaries, "XHR Holding")), or, as the context may require, Xenia Hotels & Resorts, Inc. only, the Operating Partnership only or XHR Holding only.

- iii -

MARKET AND INDUSTRY DATA

The market data and certain other statistical information used throughout this Annual Report are based on independent industry publications, government publications or other published independent sources. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on industry surveys and the preparers’ experience in the industry, and there is no assurance that any of the projected amounts will be achieved. We believe that the surveys and market research others have performed are reliable, but we have not independently verified this information. STR. Inc. ("STR") and CBRE Hotels ("CBRE") are the primary sources for third-party market data and industry statistics and forecasts. STR does not guarantee the performance of any company about which it collects and provides data. The reproduction of STR’s data without their written permission is strictly prohibited. Nothing in the STR or CBRE data should be construed as advice. Some data is also based on our good faith estimates.
TRADEMARKS, SERVICE MARKS AND TRADENAMES

Xenia Hotels & Resorts® and related trademarks, trade names and service marks of Xenia appearing in this Annual Report are the property of Xenia. Unless otherwise noted, all other trademarks, trade names or service marks appearing in this Annual Report are the property of their respective owners, including Marriott International, Inc., Hilton Worldwide Inc., Hyatt Hotels Corporation, Starwood Hotels and Resorts Worldwide, Inc., The Kimpton Hotel & Restaurant Group Inc., Aston Hotels & Resorts LLC, Fairmont Hotels & Resorts and Loews Hotels, or their respective parents, subsidiaries or affiliates ("Brand Companies"). In the event that any of our management agreements or franchise agreements with the Brand Companies are terminated for any reason, the use of all applicable trademarks and service marks owned by the Brand Companies will cease at the hotel where the management agreement or franchise agreement was terminated; all signs and materials bearing the marks and other indicia connecting the hotel to the Brand Companies will be removed (at the hotel’s or our expense).
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
CERTAIN DEFINED TERMS

Except where the context suggests otherwise, we define certain terms in this Annual Report as follows:

•	"ADR" or "average daily rate" means hotel room revenue divided by total number of rooms sold in a given period; and

•	"occupancy" means the total number of rooms sold in a given period divided by the total number of rooms available at a hotel or group of hotels;

•
"RevPAR" or "revenue per available room" means hotel room revenue divided by room nights available to guests for a given period, and does not include non-room revenues such as food and beverage revenue or other operating revenues;

•	"Top 25 Markets" refers to the top 25 U.S. lodging markets as defined by STR;

•	an "upper midscale" hotel refers to an upper midscale hotel as defined by STR;

•	an "upscale" hotel refers to an upscale hotel as defined by STR;

•	an "urban upscale" hotel refers to a hotel located in an urban or similar high-density commercial area, such as a central business district, and defined as "upscale" or "upper midscale" by STR;

•	an "upper upscale" hotel refers to an upper upscale hotel as defined by STR;

•	a "luxury" hotel refers to a luxury hotel as defined by STR;

- iv -

•
a "lifestyle" hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence;

•	a "premium full service hotel" refers to a hotel defined as "upper upscale" or "luxury" by STR, but excluding hotels referred to as "lifestyle" hotels, as defined above;

•
"Aston," "Fairmont," "Hilton," "Hyatt," "Kimpton," "Loews," "Marriott," and "Starwood" mean Aston Hotels & Resorts LLC, Fairmont Hotels & Resorts, Hilton Worldwide Inc., Hyatt Hotels Corporation, The Kimpton Hotel & Restaurant Group Inc., Loews Hotels, Marriott International, Inc., and Starwood Hotels and Resorts Worldwide, Inc., respectively, as well as their respective parents, subsidiaries or affiliates.

- v -

PART I
Item 1. Business
General
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service, lifestyle and urban upscale hotels. Prior to February 3, 2015, Xenia was a wholly owned subsidiary of InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc. or "InvenTrust"), its former parent.
On February 3, 2015, Xenia was spun off from InvenTrust through a taxable pro rata distribution by InvenTrust of 95% of the outstanding common stock, $0.01 par value per share (the "Common Stock"), of Xenia to holders of record of InvenTrust's common stock as of the close of business on January 20, 2015 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every eight shares of InvenTrust’s common stock held at the close of business on the Record Date (the "Distribution"). In lieu of fractional shares, stockholders of InvenTrust received cash. On February 4, 2015, Xenia’s Common Stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR." As a result of the Distribution, the Company became a stand-alone, publicly-traded company. Xenia intends to continue to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. See additional detail below in "Part I-Item 1. Our Structure and Reorganization Transactions."
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP. XHR GP, Inc. is the sole general partner of XHR LP. XHR GP, Inc. is wholly owned by the Company. On December 31, 2015, the Company owned 99.5% of the common limited partnership units issued by the Operating Partnership ("operating partnership units"). The remaining 0.5% of the common units are owned by the other limited partners comprised of certain of our executive officers and members of our board of directors and includes unvested long term incentive plan ("LTIP") partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent operators to manage the hotels. The third-party non-affiliated hotel operators manage each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under "Part I-Item 2. Our Principal Agreements".
The Company's combined consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly owned subsidiaries and consolidated joint venture investments. The Company's subsidiaries and joint ventures generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and the TRS. The effects of all significant inter-company transactions are eliminated.
As of December 31, 2015, the Company owned 50 lodging properties, 48 of which were wholly owned, with a total of 12,548 rooms, including a 75% ownership interest in two hotels owned through two consolidated joint ventures.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 1200, Orlando, Florida, 32801, and our telephone number is (407) 317-6950. The Company’s website is www.xeniareit.com. The information contained on our website or that can be accessed through our website neither constitutes part of this information statement nor is incorporated by reference herein.
Our Structure and Reorganization Transactions
Our History
We were formed as a Delaware corporation in 2007 as a wholly-owned subsidiary of InvenTrust. Subsequently, we changed our name from Inland American Lodging Group, Inc. to IA Lodging Group, Inc. and converted to a Maryland corporation in 2014. On August 5, 2014, we changed our name to Xenia Hotels & Resorts, Inc.
Our Operating Partnership was formed as a North Carolina limited partnership in 1994. On September 17, 2014, our Operating Partnership was converted to a Delaware limited partnership and changed its name to XHR LP. Our wholly-owned subsidiary is the sole general partner of our Operating Partnership, and we conduct substantially all of our business through our Operating Partnership. As of December 31, 2015, we own 99.5% of the operating partnership units in our Operating Partnership, with the remaining 0.5% being owned by certain of our executive officers and members of the board of directors.

Our Corporate Reorganization
Prior to our separation from InvenTrust, we effectuated certain reorganization transactions (collectively, the "Reorganization Transactions") which were designed to: consolidate the ownership of our hotels into our Operating Partnership; consolidate our TRS lessees into our TRS; facilitate our separation from InvenTrust and the Distribution; and enable us to qualify as a REIT for U.S. federal income tax purposes beginning with our short taxable year that commenced on January 5, 2015 and ended on February 3, 2015.
The significant elements of our Reorganization Transactions included:

•	The Company was renamed and converted to a Maryland corporation;

•	Our Operating Partnership was renamed and converted to a Delaware limited partnership;

•	Certain of our TRS lessees were transferred from a subsidiary of InvenTrust into our TRS;

•	Certain subsidiaries owning our hotels were transferred to our Operating Partnership from other subsidiaries of ours, which subsidiaries were transferred to subsidiaries of InvenTrust other than us;

•	We classified and designated 125 shares of Series A Preferred Stock and issued 125 shares to 125 individual investors;

•	We issued 113,396,997 shares of our common stock to InvenTrust pursuant to a stock dividend effectuated prior to the Distribution; and

•
Certain subsidiaries that previously owned or leased the Suburban Select Service Portfolio (as defined below) or other hotels previously owned by us were transferred out of our Operating Partnership and our TRS and into subsidiaries of InvenTrust.

Prior to the Reorganization Transactions, we owned all of our hotels and certain of our TRS lessees, and our remaining TRS lessees were owned by subsidiaries of InvenTrust other than us. In addition, prior to the sale of 52 suburban select service hotels (the "Suburban Select Service Portfolio"), we also owned all of the Suburban Select Service Portfolio and subsidiaries leasing certain hotels in the Suburban Select Service Portfolio, and the remaining subsidiaries leasing the Suburban Select Service Portfolio were owned by subsidiaries of InvenTrust other than us.
The Suburban Select Service Portfolio was sold on November 17, 2014 to unaffiliated third party purchasers for approximately $1.1 billion, resulting in net proceeds to InvenTrust of approximately $480 million after prepayment of certain indebtedness and related costs. None of the proceeds from the sale of the Suburban Select Service Portfolio were retained by Xenia.
Pursuant to the terms of the Separation and Distribution Agreement we entered into with InvenTrust in connection with the Distribution (the "Separation and Distribution Agreement"), we agreed to assume the first $8 million of liabilities (including any related fees and expenses) incurred following the Distribution relating to, arising out of or resulting from the ownership, operation or sale of the Suburban Select Service Portfolio and that relate to, arise out of or result from a claim or demand that is made against Xenia or InvenTrust by any person who is not a party or an affiliate of a party to the Separation and Distribution Agreement, other than liabilities arising from the breach or alleged breach by InvenTrust of certain fundamental representations made by InvenTrust to the third party purchasers of the Suburban Select Service Portfolio. We have also agreed to assume and indemnify InvenTrust for certain tax liabilities attributable to the Suburban Select Service Portfolio. As part of our working capital at the time of the Distribution, InvenTrust left us with cash estimated to be sufficient to satisfy such tax obligations. The hotels included in the Suburban Select Service Portfolio were not retained by Xenia because such hotels did not generally fit within our investment criteria of investing in premium full service, lifestyle and urban upscale hotels, with a focus on the Top 25 Markets as well as key leisure destinations in the United States. In selecting the hotels to retain in our portfolio, we also took into consideration factors such as supply growth dynamics in various markets, RevPAR and risk-adjusted return potential. In addition to the sale of the Suburban Select Service Portfolio, we also sold one hotel on May 30, 2014, one hotel on August 28, 2014 and one hotel on December 31, 2014.

The following chart shows our structure as of December 31, 2015:

(1)	Ownership includes unvested LTIP partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives.
Business Objectives and Growth Strategies
Our objective is to invest primarily in premium full service, lifestyle and urban upscale hotels at valuations where we believe we can generate attractive returns on investment and long-term value appreciation and improve the value of our portfolio through aggressive asset management. We pursue this objective through the following investment and growth strategies:

•
Pursue Differentiated Investment Strategy Across Targeted Markets. We use our management team’s network of relationships in the lodging industry and our relationships with the 13 hotel management companies as of December 31, 2015 that currently manage assets in our portfolio, among others, to continue to source acquisition opportunities. When evaluating opportunities, we consider the following characteristics:

•
Market Characteristics. We seek opportunities across a range of urban and dense suburban areas, primarily in the Top 25 Markets as well as key leisure destinations, in the United States. We believe that this strategy provides us with a broader range of opportunities and allows us to target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected RevPAR growth. We believe assets in the Top 25 Markets and key leisure destinations present attractive investment opportunities considering the favorable supply and demand dynamics, RevPAR growth trends and attractive valuations.

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

•
Operational and Structural Characteristics. We pursue both newly constructed assets that require limited capital investment as well as more mature and complex properties with opportunities for our dedicated asset and project management teams to create value through more active operational oversight and targeted capital expenditures. Additionally, we generally seek properties that are unencumbered by debt and that will not require joint venture ownership, allowing us maximum operational flexibility.

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

•
Aggressive Asset Management Strategy Drives Performance. Our experienced asset management team focuses on driving property performance through revenue enhancement and cost containment efforts. Our ability to work with a wide variety of management and franchise companies provides us with the opportunity to benchmark performance across our portfolio in order to share best practices. While we do not operate our hotel properties directly, and under the terms of our hotel management agreements our ability to participate in operating decisions regarding our hotels is limited, we conduct regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives. We interact frequently with our management companies and on-site management personnel, including conducting regular meetings with key executives of our management companies and brands. We work to maximize the value of our assets through all aspects of the hotel operation and ancillary real estate opportunities.

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

•
Leverage Existing Infrastructure for Growth. Prior to the sale of the Suburban Select Service Portfolio, our asset management and project management employees were responsible for asset management oversight of a portfolio consisting of substantially more hotels. We have since retained the asset management and project management professionals that oversee our portfolio. We believe this level of staffing provides us with the capacity to accommodate additional growth in our portfolio without a significant increase in employees focusing on asset management and project management. Our core acquisition, asset management and project management teams have been working together for a number of years and have well-established systems and procedures.

Our Financing Strategy
Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. Our debt includes a senior unsecured credit facility, unsecured term loans, mortgage debt secured by our hotel properties or leasehold interests under the ground leases on our hotel properties, and may include other debt in the future.
We anticipate using our senior unsecured revolving credit facility, unsecured term loans, common and preferred equity issuances, and mortgage or other debt financings to fund future acquisitions as well as for property redevelopments, return on investment initiatives, working capital requirements, and share repurchase programs. Subject to market conditions, we intend to repay amounts outstanding under the senior unsecured revolving credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, sale of assets, and cash flows from operations.

Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodation options for guests in each of their markets on the basis of several factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative accommodation options. We believe that hotels, such as our portfolio of hotels that are affiliated with leading national brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, which may materially and adversely affect our operating results and liquidity.
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
Seasonality
The lodging industry is seasonal in nature which can be expected to cause fluctuations in our hotel room revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property, and competitive mix within the specific location. Generally our revenues and operating income have been the lowest during the first quarter of each year, which we expect to be consistent from year to year for our current portfolio.
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
Americans with Disabilities Act
Our hotels must comply with applicable provisions of the Americans with Disabilities Act (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.

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
JOBS Act
As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an "emerging growth company," as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
An emerging growth company may also take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act");

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We may take advantage of these provisions until we cease to be an emerging growth company. We will, in general, qualify as an emerging growth company until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the date of our separation from InvenTrust; (b) the last day of our fiscal year in which we have an annual gross revenue of $1.0 billion or more; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (d) the date on which we are deemed to be a "large accelerated filer" as defined in Rule 12b-2 under the Securities and Exchange Act of 1934 (the "Exchange Act"), which would occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (2) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (3) have filed at least one annual report pursuant to the Exchange Act.
As a result of our status as an emerging growth company, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.
Our Tax Status
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code") for U.S. federal income tax purposes, beginning with our short taxable year that commenced on January 5, 2015 and ended on February 3, 2015. We believe that we have been organized and will operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with such short taxable year, and we intend to continue operating in such a manner. To qualify for REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, 99.5% of the operating partnership units in our Operating Partnership, with the remaining 0.5% owned by our executive officers and members of our board of directors. In the future, we may issue additional common or preferred units in our Operating Partnership from time to time in connection with acquisitions of hotels or for financing, compensation or other reasons.
In order for the income from our hotel operations to constitute "rents from real property" for purposes of the gross income tests required for REIT qualification, we cannot directly or indirectly operate any of our hotels. Accordingly, we lease each of our hotels, and intend to lease any hotels we acquire in the future, to our TRS lessees. As required for our qualification as a REIT, our TRS lessees have engaged third-party hotel management companies to manage our hotels on market terms. Our TRS lessees pay rent to us that we intend to treat as "rents from real property". Our TRS, which owns our TRS lessees, is subject to U.S. federal, state and local income taxes applicable to corporations.
We have made and InvenTrust has agreed to make a joint election under section 336(e) of the Code with respect to our spin-off from InvenTrust on February 3, 2015. As a result of that election, our tax basis in our assets was stepped up to the fair market value of each respective asset as of the date of the spin-off.  The increased tax basis in our assets will increase the depreciation deductions we are allowed to claim over the useful life of our assets.
Restrictions on Ownership and Transfer of Our Stock
Our charter authorizes our directors to take such actions as are necessary or appropriate to enable us to qualify as a REIT. Furthermore, our charter prohibits any one person from actually or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our board of directors, in its sole discretion, may exempt (prospectively or retroactively) a person from the ownership limits if certain conditions are satisfied. However, our board of directors may not grant an exemption from the ownership limits to any proposed transferee whose ownership, direct or indirect, in excess of 9.8% of the value or number of outstanding shares of any class or series of our capital stock, could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with such restrictions is no longer required for us to qualify as a REIT. The ownership limits may delay or impede a transaction or a change of control that might be in your best interest.
Insurance
We or our management companies carry commercial general liability, commercial property including extended coverage and business interruption, cyber liability and umbrella liability coverage on all of our hotels and earthquake, wind, flood, hurricane and environmental coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to, losses caused by riots, war or acts of God. We believe our hotels are adequately insured.

Employees
As of December 31, 2015, we had 47 employees. None of our employees are covered by collective bargaining agreements. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the hotel labor force.
Employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see "Part I–Item 1A. Risk Factors – Risks Related to Our Business and Industry – We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ or may employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability."
Where You Can Find More Information
Our internet website is located at www.xeniareit.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, and also make available on our website the charters for the audit, executive, compensation and nominating and corporate governance committees of our board of directors and our Code of Ethics and Business Conduct, as well as our Corporate Governance Guidelines. Copies in print of these documents are available upon request to our secretary at the address indicated on the cover of this Annual Report. We may also use our website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely accessible through and posted on the "Investor Relations" page of our website. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Investor Relations" page of our website. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report.
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

Item 1A. Risk Factors
In addition to the other information set forth in this Annual Report, you should consider carefully the risks and uncertainties described below, which could materially adversely affect our business, financial condition, results of operations and cash flow.
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
In addition, our hotels will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:

•	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases, such as norovirus, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), Ebola, and Zika virus;

•
natural or man-made disasters, such as earthquakes, like the one in Napa, California that impacted two of our lodging properties on August 24, 2014, tsunamis, tornadoes, hurricanes, typhoons, floods, oil spills, and nuclear incidents;

•	delayed delivery or any material reduction or prolonged interruption of public utilities and services, including water and electric power;

•	decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business due to adverse changes in general economic conditions;

•	decreased need for business-related travel due to innovations in business-related technology;

•	low consumer confidence, high levels of unemployment or depressed real estate prices;

•	competition from other hotels and alternative accommodations in the markets in which we operate;

•	over-building of hotels in the markets in which we operate, which results in increased supply and will adversely affect occupancy and revenues at our hotels;

•	requirements for periodic capital reinvestment to repair and upgrade hotels;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	change in interest rates and the availability, cost and terms of financing;

•	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	oil prices and travel costs;

•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities; and

•	risks generally associated with the ownership of hotels and real estate, as we discuss in detail below.

These factors, and the reputational repercussions of these factors, can adversely affect, and from time to time have adversely affected, individual hotels, particular regions and our business, financial condition, results of operations and/or our ability to make distributions to our stockholders.
The lodging industry is highly cyclical in nature, and we cannot assure you how long the growth period of the current lodging cycle will last.
Due to its close link with the performance of the general economy, and, specifically, growth in U.S. GDP, the lodging industry is highly cyclical in nature. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions, but since 2010 the lodging industry has recovered faster and stronger than the U.S. economy generally. There can be no assurance of either any further increase in demand for hotel rooms from current levels or of the timing or extent of any such demand growth. If demand weakens, our operating results and profitability would likely be adversely affected. Though we have seen sustained improvement in economic and industry fundamentals, we cannot assure you that these conditions will continue to improve or that the recovery will remain sustainable. Worsening of the U.S. or global economy, if experienced, would likely have an adverse impact on the occupancy, ADR and RevPAR of our hotels, and would therefore adversely impact our results of operations and financial condition. In addition, in an economic downturn, luxury, upper upscale and upscale hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we believe that lodging demand growth will exceed lodging supply growth in 2016, no assurances can be made that this will be achieved or what will happen over the longer term. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth
The seasonality of the lodging industry is expected to cause quarterly fluctuations in our revenues.
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
The lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodations based on a number of factors, including room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of our competitors also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, expand and improve their marketing efforts, all of which could adversely affect the ability of our hotels to attract prospective guests and materially and adversely affect our revenues and profitability as well as limit or slow our future growth. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms.
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
In addition, our ability to dispose of some of our hotels could be constrained by their tax attributes. Hotels that we own for a significant period of time or that we acquire through tax-deferred contribution transactions in exchange for operating partnership units in our Operating Partnership may have low tax bases. If we dispose of these hotels outright in taxable transactions, we may be required to distribute the taxable gain to our stockholders under the requirements of the Code applicable to REITs or to pay tax on that gain, either of which, in turn, would impact our cash flow and increase our leverage. In some cases, we may be restricted from disposing of properties contributed to us in the future in exchange for our operating partnership units under tax protection agreements with contributors unless we incur additional costs related to indemnifying those contributors. To dispose of low basis or tax-protected hotels efficiently, we may from time to time use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the hotel for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes.
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
Difficult economic conditions may continue to adversely affect the hotel industry.
The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand.  If the U.S. economy should falter for any reason, including the recent decline in the price of oil, and there is an extended period of economic weakness, a recession or depression, our results of operations and profitability would likely be adversely affected.
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
In the event that we terminate any of our management agreements, we can provide no assurances that we could find a replacement manager or that any replacement manager will be successful in operating our hotels. In addition, many of our existing franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the hotel management company engaged to manage the hotel. If any of the foregoing were to occur, it could materially and adversely affect our business and financial condition.
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
Our management and franchise agreements require us and third-party hotel managers and franchisors to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. At any given time, we may be in disputes with one or more hotel management companies or franchisors. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party. In the event we terminate a management or franchise agreement early and the manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties, pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.
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

If third-party hotel managers and/or franchisors consolidate through merger and acquisition transactions, we may experience undefined and unknown costs related to the integration of processes and systems, which may adversely affect our hotels.
The result of third-party hotel managers and franchisors consolidating could adversely affect our hotels due to the undefined and unknown costs associated with the integration of property level point of sale and back of house computer systems and other technology related processes, the training and other labor costs associated with the merging of labor forces, and the impact of reward point program consolidation. Additionally, the potential consolidation of third-party hotel managers and franchisors could impact our leveraging power in future management and franchise agreement negotiations.
Costs associated with, or failure to maintain, brand operating standards may materially and adversely affect our results of operations and profitability.
Under the terms of our franchise agreements, and certain of our management agreements, we are required to meet specified operating standards and other terms and conditions and compliance with such standards may be costly. We expect that our franchisors will periodically inspect our hotels to ensure that we and the hotel management companies follow brand standards. Failure by us, or any hotel management company that we engage, to maintain these standards or other terms and conditions could result in a franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If a franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which will vary by franchisor and by hotel. If the funds required to maintain brand operating standards are significant, or if a franchise license is terminated, it could materially and adversely affect our results of operations and profitability.
If we were to lose a brand license at one or more of our hotels, the value of the affected hotels could decline significantly and we could incur significant costs to obtain new franchise licenses, which could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.
If we were to lose a brand license, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor or brand manager, which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the franchisor or brand manager, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses or brand management agreements from the franchisor or brand in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise licenses or brand management agreements, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.
A substantial number of our hotels operate under the Marriott, Hilton, Kimpton or Hyatt brand families; therefore, we are subject to risks associated with concentrating our portfolio in four brand families.
In our portfolio, 45 of the 50 hotels that we own as of December 31, 2015 operate under brands owned by Marriott, Hilton, Kimpton or Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Hilton, Kimpton and Hyatt and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott, Hilton, Kimpton and/or Hyatt is reduced or compromised, the goodwill associated with the Marriott-, Hilton-, Kimpton- and Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hilton, Kimpton and/or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Hilton, Kimpton and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in Texas and California, which exposes our business to the effects of regional events and occurrences.
We have a concentration of hotels in Texas and California. Specifically, as of December 31, 2015, approximately 39% of rooms in our portfolio were located in Texas and California. The concentration of hotels in a region may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. The downturn in the oil and gas industry has significantly affected demand and RevPAR in certain markets in Texas, including Houston where we have four hotels, and has adversely affected our business in those markets.  A further decline could further adversely affect our business and operating results in those markets. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hail storms, strong winds, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our hotels in specific geographic locations, including in the Texas and California markets. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event.
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
We depend on the experience and relationships of our senior management team to manage our day-to-day operations and strategic business direction. Our senior management team has an extensive network of lodging industry contacts and relationships, including relationships with global and national hotel brands, hotel owners, financiers, operators, commercial real estate brokers, developers and management companies. We can provide no assurances that any of our key personnel will continue their employment with us. The loss of services of our senior management team, or any difficulty attracting and retaining other talented and experienced personnel, could adversely affect our ability to source potential investment opportunities, our relationship with global and national hotel brands and other industry participants and the execution of our business strategy. Further, such a loss could be negatively perceived by financial analysts and the investment community, which could reduce the market value of our common stock.
Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially impede our growth.
A key element of our business strategy is to invest in premium full service, lifestyle and urban upscale hotels, with a focus on the Top 25 Markets and key leisure destinations in the U.S. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured revolving credit facility and unsecured term loans, mortgage loans, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.
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
Ownership of hotels is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate properties. Access to the capital that we need to maintain and renovate existing properties and to acquire new properties is critical to the continued growth of our business and revenues and to remain competitive. We may not be able to fund capital improvements for our existing hotels or acquisitions of new hotels solely from cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to qualify as a REIT and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings may be restricted. Consequently, we may have to draw down on our senior unsecured revolving credit facility or rely upon the availability of debt or equity capital to fund capital improvements and acquisitions. Our ability to access additional capital could also be limited by the terms of our senior unsecured revolving credit facility, which restricts our ability to incur debt under certain circumstances.
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
Operating expenses, such as expenses for fuel, utilities, labor, employee benefits, building materials and insurance are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease. If we are unable to offset these decreases with sufficient revenues across our portfolio, it could materially and adversely affect our results of operations and profitability and our ability to pay distributions could be materially and adversely affected.
The land underlying six of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We lease the land underlying six of our hotels and/or and meeting facilities from third parties. Five of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the sixth is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these six hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 44 years. Assuming all renewal options are exercised, the average remaining term is 59 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which would adversely affect our results of operations and financial condition.
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
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ or may employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.
We have entered into management agreements with third-party hotel managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act, may adversely impact our operating costs. Labor costs can be particularly challenging at those of our hotels with unionized labor.
From time to time, strikes, lockouts, boycotts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, cause us to lose guests, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees could be affected more significantly by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.
Additional hotels or additional departments within our hotels or groups of employees may become subject to additional collective bargaining agreements in the future. Potential changes in the federal regulatory scheme could make it easier for unions to organize groups of our third-party hotel managers' employees. If such changes take effect, more hotel personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management's time to address unionization issues. Negotiations of collective bargaining agreements, attempts by labor organizations to organize additional hotels, departments within our hotels or groups of employees or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.
Uninsured and underinsured losses at our hotels could materially and adversely affect our revenues and profitability.
We intend to maintain comprehensive insurance on each of our current hotels and any hotels that we acquire, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like windstorms, earthquakes and floods, and losses from foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.
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
Certain of our hotels contain, and those that we acquire in the future may contain, or may have contained, asbestos-containing material, or "ACM." Federal, state and local environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
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
Our recently acquired hotels, and the hotels that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of the hotels we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our results of operations and profitability.
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
If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results.
In connection with operating as a public company, we are required to provide reliable financial statements and reports to our stockholders. To monitor the accuracy and reliability of our financial reporting, we established an internal audit function that oversees our internal controls. We have established, or caused our third-party hotel management companies to establish, controls and procedures designed to ensure that hotel revenues and expenses are properly recorded at our hotels. While we have undertaken substantial work to comply with Section 404 of the Sarbanes-Oxley Act and Section 404(b), which could be applicable in 2016, we cannot be certain that we will be successful in maintaining effective internal control over our financial reporting and may determine in the future that our existing internal controls need improvement. If we fail to comply with proper overall controls, we could be materially harmed or we could fail to meet our reporting obligations. In addition, the existence of a material weakness or significant deficiency in our internal controls could result in errors in our financial statements that could require a restatement, cause us to fail to meet our reporting obligations, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits and cause investors to lose confidence in our reported financial information, which could lead to a substantial decline in the market price of our common stock.

As an "emerging growth company," we are permitted to rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.
We are an "emerging growth company" as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a "large accelerated filer" as defined under Rule 12b-2 under the Exchange Act. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•
submit certain executive compensation matters to stockholder advisory votes pursuant to the "say on frequency" and "say on pay" provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the "say on golden parachute" provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or

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
During the global economic downturn that began in 2008, the domestic financial markets experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. If there is volatility and weakness in the capital and credit markets, the availability of debt financing secured by commercial real estate could decline. Our business may be affected by market and economic challenges experienced by the U.S. or global economy or real estate industry as a whole or by the local economic conditions in the markets in which our hotels are located, including the dislocations in the credit markets and general global economic recession. Specifically, these conditions may have the following consequences:

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
We are increasingly dependent on information technology, and potential cyber-attacks, security problems, or other disruptions present risks.
The third-party hotel management companies that operate our hotels rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. They may purchase some of their information technology from vendors, on whom our systems will depend, and the third-party hotel managers will rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We will depend upon the secure transmission of this information over public networks. Our third-party hotel management companies’ networks and storage applications may be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our third-party hotel managers’ systems could harm us, and we may be financially responsible for certain damages arising out of the harm such events cause to third parties pursuant to our management agreements. As a result, such incidents could have a material impact on our business and adversely affect our financial condition and results of operations.
Changes in distribution channels, including the increasing use of intermediaries by consumers and companies may adversely affect our profitability.
Our rooms are booked through a variety of distribution channels, including hotel websites, travel agents, internet travel intermediaries and meeting procurement firms. If bookings shift to higher cost distribution channels, including internet travel intermediaries and meeting procurement firms, it could materially impact our profits. Additionally, as intermediary bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our brands and management companies. Many of these internet travel intermediaries are viewed as offering hotel rooms in a commodity-like manner, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. It is possible that consumers and companies will develop brand loyalties to their reservations systems and multi-brand representation rather than to the brands under which our properties are operated. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through the intermediaries increases significantly, room revenues may be lower than expected, and/or expenses may be higher which would adversely affect our profitability.
Risks Related to Our Relationship with InvenTrust and the Separation
Our historical financial results as a subsidiary of InvenTrust may not be representative of our results as a separate, stand-alone company.
The historical financial information prior to our spin-off that we have included in this Annual Report has been derived from InvenTrust’s consolidated financial statements and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. Although InvenTrust did account for our company as a subsidiary, InvenTrust did not account for us, and we were not operated, as a separate, stand-alone company for the historical periods presented. The historical costs and expenses reflected in our combined consolidated financial statements include an allocation for certain corporate functions historically provided by InvenTrust including general corporate expenses, employee benefits and incentives, and interest expense. These allocations were based on what we and InvenTrust considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.

We may have potential business conflicts of interest with InvenTrust with respect to our past and ongoing relationships.
Conflicts of interest may arise between InvenTrust and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from InvenTrust;

•	intellectual property matters;

•	employee recruiting and retention;

•	sales or distributions by InvenTrust of all or any portion of its ownership interest in us, which could be to one of our competitors;

•	business combinations involving our company; and

•	business opportunities that may be attractive to both InvenTrust and us.
We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with a party that was not historically our parent company.
Potential indemnification liabilities to InvenTrust pursuant to the Separation and Distribution Agreement could materially adversely affect our operations.
The Separation and Distribution Agreement with InvenTrust provides for, among other things, the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations attributable to periods prior to, at and after the separation, and provisions governing our relationships with InvenTrust following the separation and distribution. Among other things, the Separation and Distribution Agreement provides indemnification obligations designed to make us financially responsible for all liabilities that may exist relating to the "Xenia Business", which consists of the business, operations and activities relating primarily to our portfolio and any other hotels previously owned by Xenia or InvenTrust prior to the separation, other than the Suburban Select Service Portfolio, whether incurred prior to, at or after the separation and distribution. With respect to the Suburban Select Service Portfolio, notwithstanding the foregoing, we have agreed to assume the first $8 million of liabilities (including any related fees and expenses) incurred following the distribution relating to, arising out of or resulting from the ownership, operation or sale of the Suburban Select Service Portfolio and that relate to, arise out of or result from a claim or demand that is made against Xenia or InvenTrust by any person who is not a party or an affiliate of a party to the Separation and Distribution Agreement, other than liabilities arising from the breach or alleged breach by InvenTrust of certain fundamental representations made by InvenTrust to the third party purchasers of the Suburban Select Service Portfolio. We have also agreed to assume and indemnify InvenTrust for certain tax liabilities attributable to the Suburban Select Service Portfolio. As part of our working capital at the time of distribution, InvenTrust left us with cash estimated to be sufficient to satisfy such tax obligations. As a result, we may be responsible for substantial liabilities under the Separation and Distribution Agreement.
In connection with our separation from InvenTrust, InvenTrust has agreed to indemnify us for certain pre-distribution liabilities and liabilities related to InvenTrust assets. However, there can be no assurance that these indemnities will be sufficient to insure us against the full amount of such liabilities, or that InvenTrust’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation and Distribution Agreement, InvenTrust has agreed to indemnify us for certain liabilities related to InvenTrust assets. However, third parties could seek to hold us responsible for any of the liabilities that InvenTrust agrees to retain, and there can be no assurance that InvenTrust will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from InvenTrust any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and/or we may be temporarily required to bear these losses while seeking recovery from InvenTrust.
Our agreements with InvenTrust may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.
The agreements related to our separation from InvenTrust, including the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement, were negotiated in the context of our separation from InvenTrust while we were still part of and a wholly-owned subsidiary of InvenTrust and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements we negotiated in the context of our separation related to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among InvenTrust and us. For example, when the terms of these agreements were negotiated, we did not have a board of directors that was independent from InvenTrust. See "Part II-Item 13. Certain Relationships and Related Transactions and Director Independence."
Risks Related to Debt Financing
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
The domestic and international commercial real estate debt markets could become very volatile as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies. This could result in less availability of credit and increasing costs for what is available. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing assets or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets were to persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets could be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
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

•	the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced;

•	we may be obligated to repay the debt pursuant to guarantee obligations; and

•	the use of leverage could adversely affect our ability to raise capital from other sources or to make distributions to our stockholders and could adversely affect the market price of our common stock.
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
We acquired properties by borrowing monies and we may, in some instances, acquire properties by assuming existing financing. We typically borrow money to finance a portion of the purchase price of assets we acquire. We may also borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our "REIT annual taxable income," subject to certain adjustments, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for U.S. federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our investment. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.
If we are unable to borrow at favorable rates, we may not be able to acquire new properties.
If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or "adjustable" rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase, thereby reducing our cash flow and the amount available for distribution to you. Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We have obtained, and may continue to enter into, mortgage indebtedness that does not require us to pay principal for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal required during this period. After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or "balloon" payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we do not have funds available or are unable to refinance the obligation.

Existing and future debt agreements contain or may contain restrictions that limit our flexibility in operating our business.
The mortgages on our existing hotels, and hotels that we may acquire in the future likely will, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable hotel or to discontinue insurance coverage. In addition, such loans contain negative covenants that, among other things, preclude certain changes of control, inhibit our ability to incur additional indebtedness or, under certain circumstances, restrict cash flow necessary to make distributions to our stockholders. These loans also often have debt service coverage ratio requirements that could limit our ability to borrow additional funds.
The credit agreements governing our senior unsecured revolving credit facility and our unsecured term loans contain customary covenants with which we must comply, which limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, incur liens on assets, enter into new types of businesses, engage in mergers, liquidations or consolidations, sell assets, make restricted payments (including the payment of dividends and other distributions) after the occurrence and during the continuance of a default or event of default, enter into negative pledges or limitations on the ability of subsidiaries to make certain distributions or to guarantee the indebtedness under the credit agreement, engage in certain transactions with affiliates, enter into sale and leaseback transactions, enter into speculative hedging transactions, change our fiscal year and make certain payments and prepayments with respect to subordinated debt. The credit agreements also contain financial covenants relating to our maximum total leverage ratio, maximum secured leverage ratio, maximum secured recourse leverage ratio, minimum fixed charge coverage ratio, minimum consolidated tangible net worth, minimum unsecured interest coverage ratio and setting a minimum number of unencumbered properties we must own and a minimum value for such unencumbered properties. Any other credit facility or secured loans that we enter into may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our continued ability to borrow under the revolving credit facility and any other credit facility that we may obtain will be subject to compliance with these covenants and our ability to meet these covenants will be adversely affected if U.S. lodging fundamentals do not continue to improve when and to the extent that we expect. In addition, our failure to comply with these covenants, as well as our inability to make required payments under the credit agreement or any future debt agreement, could cause an event of default under the credit agreement, which, if not waived, could result in the termination of the financing commitments under the credit agreement and the acceleration of the maturity of the outstanding indebtedness thereunder, or could cause an event of default under such future debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, the credit agreements contain, and any future debt agreements may contain, cross-default provisions with respect to certain other recourse and non-recourse indebtedness and contain certain other events of default which would similarly, in each case, give the lenders under the credit agreements the right to terminate such financing commitments and accelerate the maturity of such indebtedness under the credit agreements or give the lenders under such other agreement the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on our credit agreements or any other debt agreements, it could materially and adversely affect us.
In addition, in connection with our mortgage agreements we may enter into lockbox and cash management agreements pursuant to which substantially all of the income generated by our hotel properties will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders and from which cash will be distributed to us only after funding of certain items, which may include payment of principal and interest on our debt, insurance and tax reserves or escrows and other expenses. As a result, we may be forced to borrow additional funds in order to make distributions to our stockholders (including, potentially, to make distributions necessary to allow us to qualify as a REIT).
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
We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. If, as a result of covenants applicable to our current or future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT, which could materially and adversely affect us.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2015, approximately $583.3 million, or 51.6% of the total debt outstanding bore interest at variable rates which was not hedged by interest rate protection agreements.
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
Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. Pursuant to the regulatory framework established by Title VII of the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has been granted broad regulatory authority over "swaps," which term has been defined in the Dodd-Frank Act and related CFTC rules to include interest rate derivatives such as the ones we may use in our interest rate hedging activities. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
Risks Related to Our Status as REIT
Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
We believe that our organization and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT beginning with our short taxable year that commenced on January 5, 2015 and ended on February 3, 2015. However, we cannot assure you that we will qualify and remain qualified as a REIT.
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
If InvenTrust failed to qualify as a REIT in its 2011 through 2015 taxable years, we would be prevented from electing to qualify as a REIT.
We believe that from the time of our formation until January 5, 2015, we were treated as a "qualified REIT subsidiary" of InvenTrust. Under applicable Treasury regulations, if InvenTrust failed, or fails, to qualify as a REIT in its 2011 through 2015 taxable years, unless InvenTrust’s failure was subject to relief under U.S. federal income tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which InvenTrust failed to qualify.
We have made and InvenTrust has agreed to make a joint tax election that, among other things, caused us to have a short taxable year that ended on February 3, 2015 and if we failed to qualify as a REIT for that short taxable year, we would be liable for a material corporate income tax and would be precluded from qualifying as a REIT for the following four taxable years.
We have made and InvenTrust has agreed to make a joint election under section 336(e) of the Code with respect to our spin-off from InvenTrust on February 3, 2015, which allowed us to significantly increase our tax basis in our assets. As a result of that election, among other things, we were deemed to sell all of our assets to a third party and liquidate on February 3, 2015, the date of the spin-off.  The gain we recognized in that deemed sale that was attributable to the personal property at our hotels was not qualifying income for purposes of the 75% and 95% gross income tests applicable to REITs. Based on our valuation of our personal property, we believe that we satisfied the 75% and 95% gross income tests for our short taxable year that ended on February 3, 2015.
No complete assurance can be provided that the IRS would not disagree with our valuation of our personal property and our determination of the gain from the deemed sale of that property. If the IRS successfully asserted that we failed to satisfy one or more of the requirements for REIT qualification for our short taxable year ended on February 3, 2015, we would be able to maintain our REIT status only if we were able to qualify for a REIT "savings clause." We have been advised by counsel that, even if we failed the gross income tests as a result of the IRS successfully disagreeing with the valuation of our personal property, we will be able to qualify for a REIT "savings clause". To qualify for the REIT "savings clause," we would have to pay a penalty tax, which could be material. Moreover, an opinion of legal counsel reflects only the counsel's best judgment on a legal issue and is not binding on a court. Accordingly, no such assurance can be provided that we will qualify for the REIT "savings clause." If the IRS successfully disagreed with our valuation of our personal property and we did not qualify for the REIT "savings clause," we would be subject to corporate income tax on the deemed sale of our assets pursuant to the section 336(e) election, and that corporate income tax would be material. In addition, we would be precluded from electing REIT status for the four taxable years following that failure.

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
We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
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
Overall, no more than 25% (or 20% for the taxable years ending after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. Furthermore, we will monitor the value of our respective investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (or 20%) TRS limitation or to avoid application of the 100% excise tax.

If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.
To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." Rents paid to our Operating Partnership by our TRS lessees pursuant to the leases of our hotels will constitute substantially all of our gross income. In order for such rent to qualify as "rents from real property" for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.
If any of our current and future hotel management companies do not qualify as "eligible independent contractors," or if our hotels are not "qualified lodging facilities," we will fail to qualify as a REIT.
Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of "qualified lodging facilities" to a TRS so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to our TRS lessees and to engage hotel management companies that qualify as "eligible independent contractors." Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.
In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating "qualified lodging facilities" (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. We believe our current hotel managers operate qualified lodging facilities for certain persons who are not related to us or our TRS. However, no assurances can be provided that any of our current and future hotel managers will in fact comply with this requirement. Failure to comply with this requirement would require us to find other managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.
Finally, each property with respect to which our TRS lessees pay rent must be a "qualified lodging facility." A "qualified lodging facility" is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. We believe that the hotels that are leased to our TRS lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.
Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets can consist of debt of publicly offered REITs that is not secured by real property, and no more than 25% (or 20% for taxable years ending after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.
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
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay a taxable dividend in our common stock and cash.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
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
Prior to our separation from InvenTrust there was no public market for our common stock, and we cannot predict the prices at which our common stock may trade in the future. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated differences in our operating results, liquidity, or financial condition;

•
changes in our revenues, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), Adjusted EBITDA ("Adjusted EBITDA"), Funds From Operations ("FFO"), Adjusted FFO ("Adjusted FFO"), or earnings estimates;

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

•	additions and departures of key personnel;

•	the performance and market valuations of other similar companies;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	fluctuations in the stock price and operating results of our competitors;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	the realization of any of the other risk factors presented in this Annual Report;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	events beyond our control, such as terrorist acts, wars, travel-related health concerns and natural disasters; and

•	general market and economic conditions, including factors unrelated to our operating performance.
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
Future sales or distributions of our common stock, including the sale by InvenTrust of its shares of our common stock, may negatively affect the market price of our common stock.
It is possible that some of our large stockholders will sell our common stock. In addition, following the distribution, InvenTrust retained ownership of approximately 5% of the outstanding shares of our common stock. Subject to applicable securities laws, InvenTrust may choose to dispose of some or all of our shares at any time. Any disposition by InvenTrust, or any significant stockholder, of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.
Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected or required levels, and we may need external sources in order to make such distributions, or we may not be able to make such distributions at all, which could cause the market price of our common stock to decline significantly.
We intend to pay regular quarterly distributions to holders of our common stock. We have established our distribution rate based upon our estimate of our annualized cash flow that will be available for distributions. All distributions will be made at the discretion of our board of directors and will depend on our historical and projected results of operations, Adjusted EBITDA, FFO, Adjusted FFO, liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our board of directors may deem relevant from time to time. No assurance can be given that our projections will prove accurate or that any level of distributions will be made or sustained or achieve a market yield. We may not be able to make distributions in the future or may need to consider various funding sources to cover any shortfall, including borrowing under our $400 million senior unsecured revolving credit facility, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable share dividends. Any of the foregoing could cause the market price of our common stock to decline significantly.
Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities (including operating partnership units), which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our common stock.
In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase, and adversely affect our liquidity, FFO, Adjusted FFO and results of operations. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including operating partnership units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.
Your percentage ownership in us may be diluted in the future.
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that may be granted to our directors, officers, employees and consultants. Our board of directors has approved an Incentive Award Plan (the "Plan"), which provides for the grant of cash and equity-based awards to our directors, officers, employees, and consultants. We reserved 7,000,000 shares of our common stock for issuance or transfer pursuant to awards under the Plan. For a more detailed description of the Plan, see "Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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
Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted in accordance with this standard of conduct. In addition, our charter eliminates the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from:

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
Certain provisions of the Maryland General Corporation Law, or "MGCL", may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•
"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or super majority stockholder voting requirements on these combinations; and

•
"control share" provisions that provide that "control shares" of our company (defined as voting shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
We own 99.5% of the operating partnership units and the remaining 0.5% of the operating partnership units are owned by the other limited partners comprised of our executive officers and members of our board of directors. However, in connection with our future acquisition of properties or otherwise, we may issue operating partnership units to third parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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
Conflicts of interest could arise in the future between the interests of our stockholders and the interests of any holders of Operating Partnership Units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.
Conflicts of interest could arise as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers who own interest in our Operating Partnership have duties to us under applicable Maryland law in connection with their management of our company. At the same time, XHR GP, Inc., our wholly-owned subsidiary, as general partner of our Operating Partnership, has fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our duties as general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our company. These conflicts may be resolved in a manner that is not in the best interests of our stockholders.
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
Our board of directors may approve very broad investment guidelines for us and may not always review or approve each investment decision made by our senior management team.
Our board of directors may authorize our senior management team to follow broad investment guidelines, in which case, we expect that our senior management team will have latitude in determining the assets that are proper investments for us, as well as the individual investment decisions. Our senior management team may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. We expect that our board of directors may not always approve each proposed investment by our senior management team.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our headquarters located at 200 S. Orange Avenue, Suite 1200 Orlando, Florida 32801.
Hotel Properties
As of December 31, 2015, we owned a portfolio of 50 operating hotels, 48 of which are wholly owned, comprising 12,548 rooms, including a 75% ownership interest in two hotels owned through two consolidated joint ventures, across 21 states and the District of Columbia.
Geographic Diversification
We believe our portfolio of hotels is geographically diverse. Our management team has implemented and executed a strategy of acquiring hotels primarily in the Top 25 Markets and key leisure destinations in the U.S. The following table shows the geographic diversification as of December 31, 2015:

	Number of	Number of
Region	Hotels	Rooms
South Atlantic
(Georgia, Florida, Maryland, South Carolina, Virginia, West Virginia, and Washington D.C.)	16	3,319
West South Central
(Louisiana and Texas)	9	3,339
Pacific
(California, Oregon, and Hawaii)	8	2,591
Mountain
(Arizona, Colorado, and Utah)	5	1,016
Other
(Alabama, Illinois, Iowa, Kentucky, Massachusetts, Missouri, and Pennsylvania)	12	2,283
Total	50	12,548

Our Brand Affiliations
Our portfolio of hotels operate under premium brands, with approximately 81% of our rooms operating under Marriott, Hilton, Kimpton or Hyatt brands. The following table sets forth our brand affiliations as of December 31, 2015:

Brand Affiliation	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	5	587	4.7%
Courtyard by Marriott	4	630	5.0%
Marriott	9	3,102	24.7%
Renaissance	2	1,014	8.1%
Residence Inn	3	637	5.1%
Subtotal	23	5,970	47.6%

Hilton
DoubleTree	1	220	1.8%
Embassy Suites	1	223	1.8%
Hampton Inn	2	264	2.1%
Hilton	3	669	5.3%
Hilton Garden Inn	2	478	3.8%
Homewood Suites	1	162	1.3%
Subtotal	10	2,016	16.1%

Kimpton
Canary	1	97	0.8%
Lorien	1	107	0.9%
Monaco	3	605	4.8%
Palomar	1	230	1.8%
RiverPlace Hotel	1	84	0.7%
Subtotal	7	1,123	9.0%

Hyatt
Andaz	3	451	3.6%
Hyatt	1	118	0.9%
Hyatt Regency	1	502	4.0%
Subtotal	5	1,071	8.5%

Starwood
Westin	2	893	7.1%
Subtotal	2	893	7.1%

Aston	1	645	5.1%
Fairmont	1	545	4.3%
Loews	1	285	2.3%
Total	50	12,548	100%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2015(1):

Hotel	Rooms	Year Acquired	State	Region (2)	Brand Parent Company	Hotel Management Company (3)	Chain Scale Segment (4)
Operating Hotels
Marriott San Francisco Airport Waterfront	688	2012	CA	P	Marriott	Marriott	UU
Aston Waikiki Beach Hotel(5)	645	2014	HI	P	Aston	Aston	U
Fairmont Dallas(6)	545	2011	TX	WSC	Fairmont	Fairmont	L
Renaissance Atlanta Waverly Hotel & Convention Center(6)	522	2012	GA	SA	Marriott	Renaissance	UU
Hyatt Regency Santa Clara(5)(6)	502	2013	CA	P	Hyatt	Hyatt	UU
Renaissance Austin Hotel(6)	492	2012	TX	WSC	Marriott	Renaissance	UU
Westin Galleria Houston(6)	487	2013	TX	WSC	Starwood	Westin	UU
Marriott Dallas City Center(6)	416	2010	TX	WSC	Marriott	Marriott	UU
Marriott Griffin Gate Resort & Spa(6)	409	2012	KY	ESC	Marriott	Marriott	UU
Westin Oaks Houston at the Galleria(6)	406	2013	TX	WSC	Starwood	Westin	UU
Marriott Charleston Town Center(5)(6)	352	2011	WV	SA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	343	2007	TX	WSC	Marriott	Marriott	UU
Hilton Garden Inn Washington DC Downtown	300	2008	DC	SA	Hilton	Urgo	U
Marriott Atlanta Century Center / Emory Area(5)	287	2008	GA	SA	Marriott	Marriott	UU
Loews New Orleans Hotel(6)	285	2013	LA	WSC	Loews	Loews	L
Marriott Napa Valley Hotel & Spa	275	2011	CA	P	Marriott	Sage	UU
Hilton University of Florida Conference Center Gainesville(5)(6)(7)	248	2007	FL	SA	Hilton	Davidson	UU
Grand Bohemian Hotel Orlando, an Autograph Collection Hotel(6)	247	2012	FL	SA	Marriott	Kessler	UU
Hotel Palomar Philadelphia	230	2015	PA	MA	Kimpton	Kimpton	UU
Residence Inn Denver City Center(6)	228	2013	CO	M	Marriott	Sage	U
Hilton Suites Phoenix	226	2008	AZ	M	Hilton	Hilton	UU
Hotel Monaco Salt Lake City	225	2013	UT	M	Kimpton	Kimpton	UU
Embassy Suites Baltimore North / Hunt Valley	223	2008	MD	SA	Hilton	Embassy Suites	UU
Residence Inn Boston Cambridge(6)	221	2008	MA	NE	Marriott	Residence Inn	U
DoubleTree by Hilton Hotel Washington DC	220	2008	DC	SA	Hilton	Davidson	U
Marriott West Des Moines	219	2010	IA	WNC	Marriott	Concord	UU
Courtyard Fort Worth Downtown / Blackstone	203	2008	TX	WSC	Marriott	Courtyard	U
Hilton St. Louis Downtown at the Arch	195	2012	MO	WNC	Hilton	Hilton	UU
Hotel Monaco Chicago(6)	191	2013	IL	ENC	Kimpton	Kimpton	UU
Hotel Monaco Denver(6)	189	2013	CO	M	Kimpton	Kimpton	UU
Residence Inn Baltimore Inner Harbor	188	2008	MD	SA	Marriott	Urgo	U
Courtyard Pittsburgh Downtown(6)	182	2010	PA	MA	Marriott	Sage (8)	U
Hilton Garden Inn Chicago North Shore / Evanston	178	2007	IL	ENC	Hilton	Sage (8)	U
Homewood Suites by Hilton Houston Near the Galleria	162	2008	TX	WSC	Hilton	Sage (8)	U
Andaz San Diego	159	2013	CA	P	Hyatt	Hyatt	L
Andaz Savannah(6)	151	2013	GA	SA	Hyatt	Hyatt	L
Hampton Inn & Suites Denver Downtown	148	2008	CO	M	Hilton	Hampton Inn	UM
Andaz Napa(6)	141	2013	CA	P	Hyatt	Hyatt	L
Courtyard Kansas City Country Club Plaza	123	2007	MO	WNC	Marriott	Sage (8)	U
Courtyard Birmingham Downtown at UAB(6)	122	2008	AL	ESC	Marriott	Courtyard	U
Hyatt Key West Resort & Spa	118	2013	FL	SA	Hyatt	Hyatt	UU
Hampton Inn & Suites Baltimore Inner Harbor	116	2007	MD	SA	Hilton	Urgo	UM
Bohemian Hotel Celebration, an Autograph Collection Hotel	115	2013	FL	SA	Marriott	Kessler	UU
Marriott Chicago at Medical District / UIC	113	2008	IL	ENC	Marriott	Davidson	UU

Lorien Hotel & Spa	107	2013	VA	SA	Kimpton	Kimpton	UU
Grand Bohemian Hotel Mountain Brook, an Autograph Collection Hotel(9)	100	N/A	AL	ESC	Marriott	Kessler	UU
Canary Santa Barbara	97	2015	CA	P	Kimpton	Kimpton	UU
RiverPlace Hotel	84	2015	OR	P	Kimpton	Kimpton	UU
Bohemian Hotel Savannah Riverfront, an Autograph Collection Hotel(6)	75	2012	GA	SA	Marriott	Kessler	UU
Grand Bohemian Hotel Charleston, an Autograph Collection Hotel(10)	50	N/A	SC	SA	Marriott	Kessler	UU

(1)	Includes only the hotels in our portfolio as of December 31, 2015. See "Basis of Presentation."

(2)
"ENC" refers to East North Central; "ESC" refers to East South Central; "M" refers to Mountain; "MA" refers to Middle Atlantic; "NE" refers to New England; "P" refers to Pacific; "SA" refers to South Atlantic; "WNC" refers to West North Central; "WSC" refers to West South Central.

(3)
"Aston" refers to an affiliate of Aqua-Aston Hospitality; "Courtyard" refers to Courtyard Management Corporation; "Concord" refers to Concord Hospitality Enterprises Company; "Davidson" refers to Davidson Hotel Company LLC; "Embassy Suites" refers to Embassy Suites Management LLC; "Fairmont" refers to Fairmont Hotels & Resorts (U.S.) Inc.; "Hampton Inn" refers to Hampton Inns Management LLC ; "Hilton" refers to Hilton Management LLC; "Hyatt" refers to Hyatt Corporation; "Kessler" refers to Kessler Collection Management, LLC; "Kimpton" refers to Kimpton Hotel & Restaurant Group, LLC; "Loews" refers to Loews New Orleans Hotel Corp.; "Marriott" refers to Marriott Hotel Services, Inc.; "Renaissance" refers to Renaissance Hotel Operating Company; "Residence Inn" refers to Residence Inn by Marriott, Inc.; "Sage" refers to affiliates of Sage Hospitality Resources, LLC, "Urgo" refers to Urgo Hotels LP; and "Westin" refers to Westin Operator, LLC.

(4)	"L" refers to Luxury; "UU" refers to Upper Upscale; "U" refers to Upscale; "UM" refers to Upper Midscale.

(5)	This hotel is subject to a ground lease that covers all or part of the land underlying the hotel. See "Our Principal Agreements- Ground Leases" for more information.

(6)	This property is subject to mortgage debt at December 31, 2015.

(7)	Hilton University of Florida Conference Center was sold in February 2016.

(8)
Effective October 1, 2015, the Company terminated its former management agreements for these hotel properties and subsequently executed individual management agreements for these hotel properties with Sage.

(9)
We own a 75% interest in the Grand Bohemian Mountain Brook, which opened in the fourth quarter of 2015. Our partner for this hotel is Lane Park at Mountain Brook, LLC. The outstanding principal on the construction loan was $25.8 million as of December 31, 2015. Borrowings on the interest-only construction loan bear interest at LIBOR plus 2.5% and the loan matures in 2020 with no extension option. We chose to develop this hotel in order to add an asset to our portfolio that is well positioned to experience strong growth and capture market share in a high barrier-to-entry location with a limited supply of upper upscale properties. This opportunity was only available to us as a joint venture.

(10)
We own a 75% interest in the Grand Bohemian Charleston, which opened in the third quarter of 2015. Our partner for this hotel is Kessler Meeting Street, LLC. The outstanding principal on the construction loan is $20.0 million as of December 31, 2015. Borrowings on the interest-only construction loan bear interest at LIBOR plus 2.5% and the loan matures in 2020 with no extension option. We chose to develop this hotel in order to add an asset to our portfolio that is well positioned to experience strong growth and capture market share in a high barrier-to-entry location with a limited supply of upper upscale properties. This opportunity was only available to us as a joint venture.

Our Principal Agreements
Hotel Management and Franchise Agreements
In order to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 50 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with an independent hotel management company. Approximately 36% of our hotels, which we refer to as "franchised hotels" are also operated under distinct franchise agreements, a few of which are with an affiliate of the hotel’s management company. Approximately 64% of our hotels receive the benefit pursuant to the hotel’s management agreement, which we refer to as "brand-managed hotels."
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
Of our brand-managed hotels, approximately 43% of our hotels by room count are managed by Marriott, approximately 12% are managed by Kimpton, approximately 11% are managed by Hyatt, and the rest are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term between 20 to 30 years, and have an average remaining initial term of approximately 12 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. Including the exercise of all renewal options the average remaining term of our management agreements is approximately 23 years.
Fees
Our management agreements for brand-managed hotels typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is typically 3.0% of gross hotel revenues or receipts, but ranges from 2.0% to 7.0%, the highest of which also include fees for additional non-management services. The incentive management fees range from 10% to 30% of net operating income (or other similar metric, as defined in the management agreement) remaining after deducting a priority return typically equal to 10% to 11% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies in a majority of the agreements. Many management agreements also require the maintenance of a capital reserve fund ranging between 4% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
Additionally, the management company typically has the right to terminate the management agreement in certain situations, including the occurrence of certain actions with respect to the mortgage or our interference with the management company’s ability to operate the hotel by failing to approve required capital improvements or expenditures or by failing to complete or commence required repairs after damage or destruction to the hotel. Most of our agreements do not require payment of liquidated damages in the event of an early termination; however, our Marriott brand-managed hotels require us to establish a reserve fund out of gross revenues to be used in the event of a termination. The fund is to be used to reimburse the management company for all costs and expenses incurred by the management company that relate to (i) the operation of the hotel prior to termination but that accrue after termination, (ii) the management company terminating its employees and/or (iii) the payment of any pending or contingent claims, depending on the agreement.
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
Term
Our management agreements for franchised hotels generally contain initial terms between seven and 15 years with an average remaining initial term of approximately five years. Almost all of these agreements either do not contemplate a renewal or extension of the initial term or cannot be extended without our consent, and the rest may be extended at the option of the management company if certain conditions are met. Assuming all renewal or extension options are excised, the average remaining term is approximately seven years.
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 1.5% to 4.0% of gross hotel revenue, with some base fees increasing over time. Almost all of the incentive management fees range from 10% to 30% of net operating income (or other similar metric, as defined in the management agreement) remaining after deducting a priority return typically equal to 10% to 11% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements.
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
Franchise Agreements
Our franchised hotels operate under franchise agreements with Hilton and Marriott. Pursuant to our franchise agreements, we are granted rights to use the franchisor’s name, marks and system in the operation of our hotels. Franchisors also provide us with a variety of services and benefits, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. In return, our TRS lessees, as the franchisees, are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees must comply, and ensure consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To ensure our compliance, most of the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor. We are also required to participate in the applicable rewards program for each brand.
Term
A majority of our franchise agreements contain an initial term of 15 to 20 years, with an average remaining initial term of approximately 11 years. Almost all of our franchise agreements do not contemplate any renewals or extensions of the initial term.
Fees
Substantially all of our franchise agreements require that we pay a royalty fee ranging between 4% and 6% of the gross room revenue of the applicable hotel and, for certain full service hotels, an additional fee ranging between 2% and 3% on gross food and beverage revenue. We must also pay marketing, reservation or other program fees ranging between 1% and 4.3% of the gross room revenue. In addition, under substantially all of our franchise agreements, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards. Under certain agreements, such expenditures are mandated at set periods, with at least some level of expenditure required every five to six years. Many franchise agreements also require the maintenance of a capital reserve fund ranging between 1% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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

Ground Leases
The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2015 associated with land underlying our hotels and meeting facilities that we lease from third parties (dollar amounts in thousands):

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent (1)	Base Rent Increases at Renewal	Lease Type
Ground lease: Entire Property
Aston Waikiki Beach Hotel	December 31, 2057	No renewal rights (2)	$191(3)	Not applicable	Triple Net
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years (4)	$60	No increase unless lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
Marriott Charleston Town Center	December 11, 2032	4 x 10 years	$4	No increase unless hotel is expanded beyond 356 guest rooms, at which time rent shall increase on a pro rata basis (5)	Triple Net
Hilton University of Florida Conference Center Gainesville	March 31, 2073	None	$3	Not applicable	Triple Net
Marriott Atlanta Century Center / Emory Area	December 31, 2058	None	$3	Not applicable	Triple Net
Ground lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights (6)	$10(7)	Not applicable	Triple Net

(1)	In addition to minimum rent, the Company may owe variable incentive rent.

(2)	The Company has a right of first refusal to purchase the property, which must be exercised within 30 days of receiving the third party’s terms from Landlord.

(3)
For and during the period from January 1, 2006 to December 31, 2029, the Minimum Rent for each year is adjusted based on a calculation tied to the Consumer Price Index. From January 1, 2030 through the remainder of the lease terminating on December 31, 2057, the minimum rent will be redetermined each ten year period. The monthly minimum or base rent in this chart is for the period from January 1, 2015 through December 31, 2015.

(4)	The Company has a right of first refusal to purchase all or a portion of certain areas covered by the two separate leases.

(5)	If the hotel is increased from 356 to 500 rooms, the new annual base rent will increase to $72 thousand.

(6)	The Company has a right of first refusal to purchase the property, which must be exercised within 60 days of receiving the third party’s terms from the landlord.

(7)
The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index. The monthly minimum or base rent in this chart is for the period from January 1, 2015 through December 31, 2015.

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
Our common stock began trading on the NYSE under the symbol "XHR" on February 4, 2015. The following tables sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared:

	2015
	High	Low	Dividend
First Quarter (1)	$24.24	$20.12	$0.15
Second Quarter	$24.39	$21.29	$0.23
Third Quarter	$22.71	$17.11	$0.23
Fourth Quarter	$19.09	$15.15	$0.23

(1)	Only includes the period from February 4, 2015, the date our listing on the NYSE, to March 31, 2015.
The closing price per share of our common shares on December 31, 2015, as reported by the NYSE, was $15.33. On March 1, 2016, the closing stock price of our common stock was $15.84.
Shareholder Information
As of March 1, 2016, there were 18,781 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by bank, brokers and other financial institutions. Also at March 1, 2016 there were twelve holders (other than our company) of our operating partnership units comprising certain of our executive officers and members of our board of directors. A majority of the operating partnership units are currently unvested. Subject to certain restrictions, our operating partnership units are redeemable for cash or, at our election, for our common shares.
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
Dividends
We anticipate making regular quarterly distributions to stockholders. To qualify as a REIT, we must distribute to our stockholders an amount at least equal to:

i.
90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with Generally Accepted Accounting Principles ("GAAP")); plus

ii.	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less

iii.	any excess non-cash income (as determined under the Code).
Distributions made by us will be authorized and determined by our board of directors, in its sole discretion, out of legally available funds, and will be dependent upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, our qualification as a REIT and other tax considerations, capital expenditures, and other obligations, debt covenants, contractual prohibitions or other limitations under applicable law and other such matters our board of directors may deem relevant from time to time. We cannot assure you that our distribution policy will remain the same in the future, or that any estimated distributions will be made or sustained.
Our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. Distributions will be made in cash to the extent cash is available for distribution. We may not be able to generate sufficient cash flows to pay distributions to our stockholders. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including borrowing under our $400 million senior unsecured revolving credit facility, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable share dividends.
In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions. In addition, our board of directors could change our distribution policy in the future.
The following table sets forth information regarding the declaration, payment and income tax characterization of distributions paid per share for the year ended December 31, 2015:
Common Stock
The Company paid the following dividends on common stock during the year ended December 31, 2015 (1):

Dividend per Share/Unit(2)		For the Quarter Ended	Record Date	Payable Date
$0.15	(3)	March 31, 2015	March 31, 2015	April 15, 2015
$0.23		June 30, 2015	June 30, 2015	July 15, 2015
$0.23		September 30, 2015	September 30, 2015	October 15, 2015
$0.23		December 31, 2015	December 31, 2015	January 15, 2016

(1)	For income tax purposes, dividends paid per share on our common and preferred stock in 2015 were 100% ordinary income.

(2)	Amounts are rounded to the nearest whole cent for presentation purposes

(3)	Represents the Company's anticipated regular quarterly dividend of $0.23 per share, prorated for the period from February 3, 2015 through March 31, 2015.
Preferred Stock
The Company paid the following dividends on its 12.5% Series A preferred stock during the year ended December 31, 2015 (1):

Dividend per Share		For the Period	Record Date	Payable Date
$61.11	(2)	June 30, 2015	June 15, 2015	June 30, 2015
$31.25	(3)	September 30, 2015	September 30, 2015	September 30, 2015

(1)	For income tax purposes, dividends paid per share on our common and preferred stock were 100% ordinary income.

(2)	Represents the Company's anticipated regular semi-annual dividend of $62.50 per share, prorated for the period from January 5, 2015 through June 30, 2015.

(3)
Represents the Company's anticipated regular semi-annual dividend of $62.50 per share prorated for the period from July 1, 2015 through September 30, 2015. This dividend was paid in connection with the redemption of the Series A Preferred Stock on September 30, 2015, and constitutes accrued but unpaid dividends on the Series A Preferred Stock as of the redemption date.

Share Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or the be "filed" with the SEC, nor shall such information be incorporate by reference into any future filing under the Securities Act or Exchange Act, except that we specifically incorporate it by reference into such filing.
The following graph provides a comparison of the cumulative total return on our common shares from February 4, 2015, to the NYSE closing price per share on December 31, 2015, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on February 4, 2015 with reinvestment of all dividends in (i) our common shares, (i) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.
`
The actual returns shown on the graph above are as follows:

Name	Value of Investment at February 4, 2015	Value of Investment at December 31, 2015
Xenia Hotels & Resorts, Inc.	$100	$77.55
DJUSHL REIT Index	$100	$72.24
Russell 2000 Index	$100	$95.34
FTSE NAREIT Equity Index	$100	$96.85
Sale of Unregistered Securities
On January 5, 2015, Xenia issued 125 shares of the Series A Preferred Stock in a private placement to approximately 125 investors who qualified as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D under the Securities Act) for an aggregate purchase price of $125,000 in reliance upon the exemption from the registration requirements of the Securities Act pursuant to Rule 506 of Regulation D, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.
On September 30, 2015, the Company redeemed all 125 outstanding shares of its Series A Preferred Stock for $1,100 per share plus accrued and unpaid dividends of $31.25 per share, including a $100.00 per share redemption premium, for an aggregate per share redemption price of $1,131.25.  Following the redemption, in accordance with the Company’s charter, the Board of Directors of the Company reclassified the redeemed shares of the Company’s Series A Preferred Stock as authorized but unissued shares of Preferred Stock without designation as to series.  In connection therewith, on November 10, 2015, the Company filed Articles Supplementary and Articles of Restatement (the "Revised Articles") to the Company’s charter with the

State Department of Assessments & Taxation of Maryland.  The only change made to the existing charter of the Company in the Revised Articles was to reflect the reclassification of the Series A Preferred Stock as Preferred Stock without designation as described above.
 Also on September 30, 2015, and in connection with the redemption of the Series A Preferred Stock described above, the Operating Partnership redeemed all 125 of its Series A Preferred Units that were held by the Company for $1,100 per share plus accrued and unpaid dividends of $31.25 per share, including a $100.00 per share redemption premium, for an aggregate per unit redemption price of $1,131.25.  In connection therewith, on November 10, 2015, the Company entered into the Fourth Amended & Restated Agreement of Limited Partnership of XHR LP (the "Fourth LP Agreement").  The Fourth LP Agreement amended the previous agreement to reflect the redemption of the Series A Preferred Units and restate the Agreement to include the terms of a prior amendment within the Fourth LP Agreement.
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under "Part III-Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Annual Report on Form 10-K and such information is incorporated by reference herein.
Issuer Purchases of Equity Securities
In December 2015, the Company’s Board of Directors authorized a share repurchase program (the "Repurchase Program") pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding common stock, par value $0.01, per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. As of December 31, 2015, no shares were repurchased under the Repurchase Program.
From January 1, 2016 through March 1, 2016, the Company repurchased 2,813,292 shares of common stock at a weighted average price of $14.27 per share for an aggregate purchase price of approximately $40.2 million. As of March 1, 2016, the Company had approximately $59.8 million remaining under its share repurchase authorization.

Item 6. Selected Financial Data
You should read the following summary historical consolidated financial and operating data together with "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Part I-Item 1. Business," "Part I-Item 2. Properties," and the combined consolidated financial statements and related notes included elsewhere in this Annual Report.

The following table shows our combined consolidated selected financial data relating to our combined consolidated historical financial condition and results of operations for the years ended December 31, 2015, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012
Revenues:
Room revenues	$663,224	$631,901	$443,267	$323,959
Food and beverage revenues	259,036	235,066	168,368	116,260
Other revenues	53,884	59,699	40,236	26,661
Total revenues	$976,144	$926,666	$651,871	$466,880
Expenses:
Room expenses	148,492	140,128	96,444	70,165
Food and beverage expenses	167,840	158,243	114,011	78,080
Other direct expenses	17,984	28,556	21,110	17,401
Other indirect expenses	226,108	214,272	157,385	115,229
Management fees	49,818	52,104	37,683	26,827
Total hotel operating expenses	$610,242	$593,303	$426,633	$307,702
Depreciation and amortization	148,009	141,807	104,229	89,629
Real estate taxes, personal property taxes and insurance	49,717	44,625	29,763	22,382
Ground lease expense	5,204	5,541	1,923	2,126
General and administrative expenses	25,556	38,895	13,445	9,008
Business management fees	—	1,474	12,743	10,812
Acquisition transaction costs	5,046	1,192	2,275	751
Pre-opening expenses	1,411	—	—	—
Provision for asset impairments	—	5,378	49,145	—
Separation and other start-up related expenses	26,887	—	—	—
Total expenses	$872,072	$832,215	$640,156	$442,410
Operating income	$104,072	$94,451	$11,715	$24,470
Gain (loss) on sale of investment properties	43,015	693	—	(589)
Other income (loss)	4,916	324	(1,113)	798
Interest expense	(50,816)	(57,427)	(52,792)	(45,061)
Loss on extinguishment of debt	(5,761)	(1,713)	—	—
Equity in earnings (loss), (impairment) of investment and gain on consolidation of unconsolidated entity, net	—	4,216	(33)	(3,719)
Income (loss) before income taxes	$95,426	$40,544	$(42,223)	$(24,101)
Income tax expense	(6,295)	(5,865)	(3,619)	(3,695)
Net income (loss) from continuing operations	$89,131	$34,679	$(45,842)	$(27,796)
Net income (loss) from discontinued operations	(489)	75,120	(5,626)	(12,661)
Net income (loss)	$88,642	$109,799	$(51,468)	$(40,457)
Less: Net income (loss) attributable to non-controlling interests	116	—	—	(5,689)
Net income (loss) attributable to Company	$88,758	$109,799	$(51,468)	$(46,146)
Distributions to preferred stockholders	(12)	—	—	—
Net income attributable to common stockholders	$88,746	$109,799	$(51,468)	$(46,146)
Basic and diluted earnings per share:
Income from continuing operations available to common stockholders	$0.79	$0.31	$(0.40)	$(0.30)
Income from discontinued operations available to common stockholders	$—	$0.66	$(0.05)	$(0.11)
Net income per share available to common stockholders	$0.79	$0.97	$(0.45)	$(0.41)
Weighted average number of common shares (basic)	111,989,686	113,397,997	113,397,997	113,397,997
Weighted average number of common shares (diluted)	112,138,223	113,397,997	113,397,997	113,397,997
Selected Balance Sheet Data:
Net investment properties	$2,641,704	$2,449,260	$2,511,646	$2,646,392
Cash and cash equivalents	$122,154	$163,053	$89,169	$65,004
Dividends declared ($0.84 per share of common stock)	$93,576	—	—	—
Total assets	$3,005,945	$2,949,076	$3,756,658	$2,878,708
Total debt, excluding held for sale	$1,094,536	$1,197,563	$1,280,220	$1,011,421
Total equity	$1,743,358	$1,520,921	$1,818,255	$1,217,977
Other Financial Data:
Adjusted EBITDA(1)	$292,537	$241,348	$165,476	$201,589
Adjusted FFO(1)	$241,162	$182,732	$111,663	$116,171

(1)
See "Non-GAAP Financial Measures" below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description and reconciliation of Adjusted EBITDA and Adjusted FFO applicable to common stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the combined consolidated financial statements and related notes included herein this Annual Report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Special Note Regarding Forward-Looking Statements" and "Part I-Item 1A. Risk Factors" contained in this Annual Report and in our other reports that we file from time to time with the SEC.
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in premium full service, lifestyle and urban upscale hotels, with a focus on the Top 25 Markets as well as key leisure destinations in the United States. As of December 31, 2015, we owned 50 hotels, 48 of which are wholly owned, comprising 12,548 rooms, across 21 states and the District of Columbia, including a majority interest in two hotels owned through joint ventures. Our hotels are primarily operated by industry leaders such as Marriott ®, Hilton ®, Kimpton ®, Hyatt ®, Starwood ®, Aston ®, Fairmont ® and Loews ®, as well as leading independent management companies.
We plan to grow our business through a differentiated acquisition strategy, aggressive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected room revenue per available room ("RevPAR") growth with a focus on the Top 25 Markets as well as key leisure destinations. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities which best fit our investment criteria. We primarily own and pursue hotels in the upscale, upper upscale and luxury segments that are affiliated with premium leading brands, as we believe that these segments yield attractive risk adjusted returns. Within these segments, we focus on hotels that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than hotels that are heavily dependent on conventions and group business.
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
Basis of Presentation
On February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, we effectuated certain Reorganization Transactions which were designed to consolidate the ownership of our hotels into our Operating Partnership; consolidate our TRS lessees in our TRS; facilitate our separation from InvenTrust; and enable us to qualify as a REIT for federal income tax purposes. The accompanying combined consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined consolidated financial statements reflect our operations after giving effect to the Reorganization Transactions, the disposition of other hotels previously owned by us, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to us by InvenTrust, as well as costs associated with participation by certain of our executives in InvenTrust’s benefit plans. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined consolidated statements of operations and comprehensive income. Additionally, prior to the spin-off, InvenTrust allocated to us a portion of its corporate overhead costs based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. Based on these presentation matters, these financials may not be comparable to prior periods. In addition, certain reclassifications were made for presentation of lodging related activities on the combined consolidated statements of operations and comprehensive income for the year ended December 31, 2015.
We have made, and InvenTrust has agreed to make, a joint election under section 336(e) of the Code with respect to our spin-off from InvenTrust. As a result of that election, our tax basis in our assets has been stepped up to their fair market value as of the date of the spin-off.  The increased tax basis in our assets will increase the depreciation deductions we are allowed to claim over the useful life of these assets.

Self-Management of InvenTrust
From our formation in 2007 until March 2014, our management team, which had continuously been dedicated to InvenTrust’s entire hotel portfolio, including our portfolio and the Suburban Select Service Portfolio, was employed by InvenTrust’s external manager, Inland American Business Manager and Advisor, Inc. (the "Business Manager"), or one of its affiliates. On March 12, 2014, InvenTrust entered into a series of agreements and amendments to existing agreements with affiliates of The Inland Group, Inc. pursuant to which InvenTrust began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). After the Self-Management Transactions, our management team and our other employees ceased to be employed by the Business Manager or one of its affiliates and became our employees. In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees, and acquire the assets or rights necessary to conduct the functions previously performed for InvenTrust by the Business Manager. Prior to the Self-Management Transactions, we were allocated a portion of the business management fee based upon our percentage share of the average invested assets of InvenTrust. The Self-Management Transactions resulted in a final business management fee incurred in January 2014. As a result, the Company has not been allocated a business management fee after January 2014.
Separation from InvenTrust
As a result of the separation, we and InvenTrust operate separately, each as an independent company. In connection with and in order to effectuate the separation and distribution, we and InvenTrust entered into a Separation and Distribution Agreement. In addition, we entered into various other agreements with InvenTrust to effect the separation and provide a framework for our relationship with InvenTrust post-separation, such as a Transition Services Agreement and an Employee Matters Agreement. These agreements provided for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and govern certain relationships between us and InvenTrust after the separation. For more information regarding these agreements, see "Part II-Item 13. Certain Relationships and Related Transactions and Director Independence."
Market Outlook
The U.S. lodging industry continued to exhibit improved fundamentals throughout 2015, driven by positive broader macroeconomic trends and favorable supply and demand dynamics in our target sub-markets. Lodging demand has historically exhibited a strong correlation to U.S. GDP growth, which continues to grow modestly driven by business investment growth and a strong labor force but overall has been negatively impacted by the market slowdown in the Chinese economy and other factors such as turbulence in the energy markets. For the full year 2015, industry RevPAR increased by 6.3%, which was primarily driven by ADR growth of 4.4% and 1.7% increase in occupancy. While RevPAR increases are expected to slow down in 2016 to an average of 5% to 5.5%, overall fundamentals between supply and demand remain favorable, and supply growth remains below the long term historical average. Our strategy of targeting primarily the Top 25 Markets and key leisure destinations has proven to be beneficial as the majority of our markets do not see the same impact of the strengthening dollar and alternative rental accommodations as seen in other gateway markets. However, the Houston market, where 11% of our rooms are concentrated, continues to be challenged due to volatile energy markets and related impact on demand, which is expected to continue in 2016. According to CBRE Hotels the decline in RevPAR in the Houston market during 2016 is expected to be 8.6%.
For 2016, we will benefit from a full year of operating results for our 2015 acquisitions and significant hotel developments, including the Hotel Palomar, Canary Santa Barbara, RiverPlace Hotel, Grand Bohemian Hotel Charleston and Grand Bohemian Hotel Mountain Brook in addition to the acquisition of the Hotel Commonwealth in January 2016. While the earnings growth will be partially offset by the loss of earnings from our recent sales of the Hyatt Regency Orange County in October 2015 and Hilton University of Florida Conference Center Gainesville in February 2016, we anticipate that the overall impact of our specific-property level initiatives and renovations of existing properties will be favorable to our results of operations and on our key performance measures.
As noted above, the current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy, changes in travel patterns, and continued volatility in energy markets. See "Part I-Item 1A. Risk Factors."

Significant Events
The following events were significant highlights during the year ended December 31, 2015:

•
On February 3, 2015, we spun-off from our former parent company, InvenTrust Properties Corp., and became a standalone public company. On February 4, 2015, Xenia’s Common Stock began trading on the NYSE under the ticker symbol "XHR."

•
On February 4, 2015, in conjunction with the listing of the Company's common stock on the NYSE, the Company commenced a modified "Dutch Auction" self-tender offer (the "Tender Offer") to purchase for cash up to $125 million in value of shares of the Company’s Common Stock at a price not greater than $21.00 nor less than $19.00 per share, net to the seller in cash, less any applicable withholding of taxes and without interest. The Tender Offer expired on March 5, 2015. As a result of the Tender Offer, the Company accepted for purchase 1,759,344 shares of its Common Stock at a purchase price of $21.00 per share, for an aggregate purchase price of $36.9 million (excluding fees and expenses relating to the Tender Offer), which was funded from cash on hand.

•
We acquired three hotels in July 2015 for $245 million, which included: The Canary Santa Barbara, Hotel Palomar Philadelphia and RiverPlace Hotel. In July 2015, the Company entered into a purchase agreement to acquire the Hotel Commonwealth in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs. The sale was contingent upon the seller completing a 96 room expansion. As of December 31, 2015, the Company had a non-refundable deposit of $20 million, which is included in other assets on the combined consolidated balance sheet. The sale of the property closed in January of 2016.

•
In August 2015, the Grand Bohemian Hotel Charleston began operations as a 50 room boutique lifestyle hotel. The total development cost of the property was $32 million. In October 2015, the Grand Bohemian Hotel Mountain Brook began operations as a 100 room boutique lifestyle hotel. The total development cost of the property was $45 million.

•
In October 2015, the Company executed a $175 million unsecured term loan with an interest rate of LIBOR plus the applicable spread, as defined per the respective agreement, maturing in February 2021. In conjunction with the term loan, the Company executed interest rate swaps to fix LIBOR over the period of the loan at 1.29%. As a result the effective annual interest rate on the term loan is 2.79% as of December 31, 2015. Proceeds from the $175 million unsecured term loan were used to pay off the $53 million mortgage loan collaterized by the Marriott San Francisco Airport Waterfront and to pay down the outstanding balance on our unsecured revolving credit facility. Additionally, the Company executed a $125 million unsecured term loan with an interest rate of LIBOR plus the applicable spread, as defined per the respective agreement, maturing in October 2022. The $125 million unsecured term loan was funded in January 2016 in connection with the previously announced acquisition of the Hotel Commonwealth in Boston, Massachusetts. In December 2015, the Company executed forward starting interest rate swaps to fix LIBOR over the period of the loan at 1.83%. As a result the effective annual interest rate on the term loan is 3.63% as of December 31, 2015.

•
Also in October 2015, the Company closed on the sale of the Hyatt Regency Orange County hotel for a sale price of $137 million. In connection with this sale, the Company paid off its property level mortgage with an outstanding balance of $61.9 million and retained the $5.9 million balance in the hotel's capital expenditure reserve account.

•
Also in October 2015 the Company refinanced a mortgage for one hotel with a principal balance of $30.3 million. The new loan is for $63.0 million, has a term of 10 years and carries a fixed annual interest rate of 4.48%.

•
In the fourth quarter of 2015, the Company paid off three additional hotel level mortgages in the amount of $108.2 million. Further, the Company also obtained $7.5 million in incremental proceeds under the terms of another existing mortgage loan in November 2015.

•
In December 2015, the Company’s Board of Directors authorized a Repurchase Program pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding common stock, par value $0.01, per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. As of December 31, 2015, no shares were repurchased under the Repurchase Program.

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

•
Other revenues - Represents ancillary revenue such as parking, telephone and other guest services, and tenant leases. Our transition to the Eleventh Revised Edition of USALI during the year ended December 31, 2015, resulted in resort fees being recorded in other revenues rather than room revenues. Occupancy and the nature of the property are the main drivers of other revenue.

Expenses
Our operating expenses consist of costs to provide hotel services and corporate-level expenses. The following are components of our expenses:

•
Room expenses - These costs include housekeeping wages and payroll taxes, room supplies, laundry services and front desk costs. Similar to room revenue, occupancy is the major driver of room expense and as a result, room expense has a significant correlation to room revenue. These costs as a percentage of revenue can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.

•
Food and beverage expenses - These expenses primarily include food, beverage and associated labor costs. Occupancy and the type of customer staying at the hotel are major drivers of food and beverage expense (i.e., catered functions generally are more profitable than on-property food and beverage outlet sales), which correlates closely with food and beverage revenue.

•	Other direct expenses - These expenses primarily include labor and other costs associated with other revenues, such as parking and other guest services.

•
Other indirect expenses - These expenses primarily include hotel costs associated with general and administrative, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs.

•
Management fees - Base management fees are computed as a percentage of gross revenue. The management fees also include incentive management fees, which are typically a percentage of net operating income (or similar measurement of hotel profitability) above an annual threshold based on our total capital investment in the hotel. Franchise fees are computed as a percentage of rooms revenue. See "Part I-Item 2. Our Principal Agreements."

•
Depreciation and amortization expense - These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of acquired advance bookings, which are amortized over the life of the related lease or term.

•
Real estate taxes, personal property taxes and insurance - Real estate taxes, personal property taxes and insurance includes the payments due in the respective jurisdictions where our hotels are located, partially offset by refunds from prior year real estate tax appeals, and payments due under insurance policies for our hotel portfolio.

•
Ground lease expense - The ground lease expense represents the monthly base rent associated with land underlying our hotels and/or meeting facilities that we lease from third parties. It also includes the above and below market lease amortization for lease intangibles determined as part of the initial purchase price allocation at acquisition.

•
General and administrative expenses - General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business, office administrative and related expenses. Corporate costs directly associated with Xenia’s principal executive offices, personnel and other administrative costs are reflected as general and administrative expense on the combined consolidated financial statements. Additionally, prior to our spin-off InvenTrust allocated to Xenia a portion of corporate overhead costs incurred by InvenTrust which was based upon Xenia’s percentage share of the average invested assets of InvenTrust and was reflected in general and administrative expense. Upon our separation from InvenTrust, we were no longer allocated a portion of InvenTrust’s corporate overhead. We were a party to a Transition Services Agreement with InvenTrust, pursuant to which we were to be charged agreed-upon amounts for the corporate services we received. The Transition Services Agreement was terminated in the second quarter of 2015.

•
Business management fee - During the years ended December 31, 2014, and 2013, InvenTrust paid an annual business management fee to the Business Manager based on the average invested assets. We were allocated a portion of the business management fee based upon our percentage share of the average invested assets of InvenTrust. On March 12, 2014, InvenTrust entered into the Self-Management Transactions. After the Self-Management Transactions, our management team and our other employees ceased to be employed by the Business Manager or one of its affiliates and became our employees. In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for InvenTrust by the Business Manager. The Self-Management Transactions resulted in a final business management fee incurred in January 2014. As a result, we were not allocated a business management fee after January 2014.

•
Acquisition transaction costs - Acquisition transaction costs typically consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs will vary depending on our level of ongoing acquisition activity.

•
Provision for asset impairment - We own real estate, intangible assets and other long-lived assets generally held for the long-term. We assess the carrying values of our long-lived assets and evaluate these assets for impairment as discussed in "Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions or other factors applicable to a specific property, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

•
Separation and other startup related expenses - We incurred expenses related to our spin-off from InvenTrust. This included fees paid to unrelated third parties, the listing of our common stock on the NYSE, costs related to the tender offer and other startup costs incurred while transitioning to a stand-alone, publicly traded company.

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

•
Demand and economic conditions - Consumer demand for lodging, especially business travel, is closely linked to the performance of the overall economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our hotel operations. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility. See "Part I-Item 1A. Risk Factors-Risks Relating to Our Business and Industry."

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

•
Seasonality - The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our hotel room revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on historical results for our portfolio, our revenues and operating income are lowest during the first quarter of each year, which we expect to be consistent from year to year for our current portfolio.

•
Competition - The lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodations for guests in each of their markets based on a number of factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation, and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. We believe that hotels, such as those in our portfolio, will enjoy the competitive advantages associated with operating under such brands.

Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as RevPAR; ADR; OCC; EBITDA and Adjusted EBITDA; FFO and Adjusted FFO. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDA, FFO, Adjusted EBITDA and Adjusted FFO.
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
Dispositions and Assets Held for Sale
The Company accounts for dispositions in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-20, Real Estate Sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. The Company recorded certain transactions as discontinued operations for years ended December 31, 2015, 2014 and 2013 in accordance with FASB ASC 205-20, Presentation of Financial Statements-Discontinued Operations.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting discontinued operations and require additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 was effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. We elected to early adopt ASU 2014-08, effective January 1, 2014.
We will classify a hotel as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist, and the sale is expected to close within one year. If these criteria are met, we will suspend depreciation and amortization of the hotel property and an impairment loss (if any), will be recognized if the fair value less costs to sell is lower than the carrying amount of the hotel. We will classify the loss, together with the related operating results, in continuing operations on the statements of operations and comprehensive income unless the sale represents a strategic shift and has, or will have, a major effect on the entity’s results and operations, in which cash it will be presented as discontinued operations, and we will classify the assets and related liabilities as held for sale on the balance sheet.
Impairment
We review our investments in hotel properties including the related intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, we perform an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If it is determined that the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss recognized. In the evaluation of impairment of our hotel properties, we make many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
The Company tests goodwill for impairment by making a qualitative assessment of whether it is more likely than not that the specific property's fair value is less than its carrying amount before application of the two-step goodwill impairment test. The two-step goodwill test is not performed for those assets where it is concluded that it is more likely than not that the fair value of a specific property is greater than its carrying amount. For those specific properties where this is not the case, the two step procedure detailed below is followed in order to determine the amount of goodwill impairment. In the first step, the Company compares the estimated fair value of each property with goodwill to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess.
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. Cash received prior to guest arrival is recorded as an advance deposit from the guest and recognized as revenue at the time of occupancy. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues) in the accompanying combined consolidated statements of operations and comprehensive income. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.
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
Consolidation
We evaluate our investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether we are the primary beneficiary must be made. We will consolidate a VIE if we are deemed to be the primary beneficiary, as defined in FASB ASC 810, Consolidation. The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined FASB ASC 810, or the entity is not a VIE and we do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the effect of ASU No. 2015-02, but does not expect it to have a significant impact on its combined consolidated financial statements and related disclosures.
Non-controlling Interests
The Company’s combined consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the combined consolidated balance sheets within equity, separately from the Company’s equity. On the combined consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The combined consolidated statement of equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2015, all share-based payments awards are included in permanent equity.
As of December 31, 2015, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by certain of the Company's executive officers and Board of Directors, and (ii) the outside ownership interest in our two joint ventures.
Income Taxes
The Company has elected to be taxed as, and has operated in a manner that will allow the Company to qualify as, a REIT for federal income tax purposes. So long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status during the four years following the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
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
Income tax expense in the combined consolidated financial statements for the period from January 1, 2015 through February 3, 2015 and for the year ended December 31, 2014 and 2013 was calculated on a "carve-out" basis from InvenTrust.
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, performance units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve parity with other Operating Partnership units or achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying combined consolidated statements of operations and comprehensive income and capitalized in building and other improvements in the combined consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.

Results of Operations
Overview
As of December 31, 2015, we owned 50 operating hotels, including two hotels owned by two consolidated joint ventures (the Grand Bohemian Hotel Charleston, which was completed and opened to the public on August 27, 2015 and the Grand Bohemian Hotel Mountain Brook, which was completed and opened to the public on October 22, 2015). At December 31, 2014, we owned 46 operating hotels, and two hotel developments owned by two consolidated joint ventures that were under development. At December 31, 2013, we owned 48 operating hotels. Based on when a property was acquired, disposed of or impacted by property renovations, operating results for certain properties are not comparable for the years ended December 31, 2015, 2014 and 2013.
Sold properties are excluded from our combined consolidated statements of operations and comprehensive income as part of continuing operations if they represent a strategic shift or have a major effect on results of operations in accordance with ASU No. 2014-08 and therefore are reclassified to discontinued operations for all periods presented. On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, we oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift pursuant to ASU No. 2014-08 and had a major impact on our consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations in the consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013. Prior to the adoption of ASU No. 2014-08, which was early adopted for the year ended December 31, 2014, all operations related to the disposition through the date of sale were considered discontinued operations in the combined consolidated financial statements.
The following represents the disposition details for the properties sold in the years ended December 31, 2015, 2014 and 2013 (in thousands, except rooms):

Property	Date	Rooms	Gross Disposition Price
Hyatt Regency Orange County (1)	10/2015	656	$137,000
Crowne Plaza Charleston Airport - Convention Center (1)	05/2014	166	13,250
DoubleTree Suites Atlanta Galleria (1)	08/2014	154	12,600
Suburban Select Service Portfolio - 52 properties (2)	11/2014	6,976	1,071,000
Holiday Inn Secaucus Meadowlands (1)	12/2014	161	4,600
Baymont Inn & Suites Jacksonville (2)	02/2013	118	3,500
Homewood Suites Durham (2)	03/2013	96	8,300
Fairfield Inn Ann Arbor (2)	08/2013	109	8,000
Total		8,436	$1,258,250

(1)	Included in net income from continuing operations in the combined consolidated statements of operations and comprehensive income for the periods of ownership.

(2)	Included in net income (loss) from discontinued operations in the combined consolidated statements of operations and comprehensive income for the periods of ownership.

The following represents our acquisitions activity for the years ended December 31, 2015, 2014 and 2013 (in thousands, except rooms):

Property	Location	Date	No. of Rooms		Purchase Price
Canary Santa Barbara (1)	Santa Barbara, CA	07/2015	97		$80,000
Hotel Palomar Philadelphia (1)	Philadelphia, PA	07/2015	230		100,000
RiverPlace Hotel (1)	Portland, OR	07/2015	84		65,000
Total purchased in the year ended December 31, 2015			411		$245,000

Aston Waikiki Beach Hotel	Honolulu, HI	02/2014	645		$183,000
Key West Bottling Court	Key West, FL	11/2014	—	(2)	7,400
Total purchased in the year ended December 31, 2014			645		$190,400

Bohemian Hotel Celebration, an Autograph Collection Hotel (1)(3)	Celebration, FL	02/2013	115		$22,000
Andaz San Diego	San Diego, CA	03/2013	159		53,000
Residence Inn Denver City Center	Denver, CO	04/2013	228		80,000
Westin Galleria Houston (1)	Houston, TX	08/2013	487		120,000
Westin Oaks Houston at the Galleria (1)	Houston, TX	08/2013	406		100,000
Andaz Savannah (1)	Savannah, GA	09/2013	151		43,000
Andaz Napa (1)	Napa, CA	09/2013	141		72,000
Hyatt Regency Santa Clara(3)	Santa Clara, CA	09/2013	501		99,000
Loews New Orleans Hotel	New Orleans, LA	10/2013	285		74,500
Lorien Hotel & Spa	Alexandria, VA	10/2013	107		45,250
Hotel Monaco Chicago (1)	Chicago, IL	11/2013	191		56,000
Hotel Monaco Denver (1)	Denver, CO	11/2013	189		75,000
Hotel Monaco Salt Lake City (1)	Salt Lake City, UT	11/2013	225		58,000
Hyatt Key West Resort & Spa	Key West, FL	11/2013	118		76,000
Total purchased in the year ended December 31, 2013			3,303		$973,750

(1)	The hotel was acquired as part of various portfolio acquisitions. Therefore the property level purchase price was an allocation of the total purchase price for the portfolio acquired.

(2)	This is a retail building adjacent to our Hyatt Key West Resort & Spa hotel, a portion of which is used for office space and a portion of which is leased to third party tenants.

(3)	The total purchase price was contingent to an earn-out provision per the terms of the respective purchase and sale agreement. The amount as of December 31, 2015 includes the final earn-out.

The following charts show the geographic diversification of our hotel properties as of December 31, 2015:

Number of Hotels by Region (1)	Number of Rooms by Region (1)

(1)	Represents the diversification of our hotel properties as defined by STR.
The following table sets forth certain operating information for our 51, 49, and 51 hotel properties owned during the respective years by geographic diversification for the years ended December 31, 2015, 2014 and 2013, respectively:

	Year Ended December 31,
	2015 (2)(3)(4)			2014 (3)(4)			2013 (3)
Region (1)	OCC	ADR	RevPAR	OCC	ADR	RevPAR	OCC	ADR	RevPAR
South Atlantic	77.5%	$179.21	$138.95	77.3%	$169.35	$130.85	73.6%	$151.40	$111.39
West South Central	71.0%	$186.79	$132.64	72.2%	$184.23	$133.02	69.6%	$171.13	$119.08
Pacific	80.9%	$205.87	$166.50	80.1%	$188.31	$150.89	79.7%	$167.61	$133.67
Mountain	78.1%	$177.86	$138.84	78.7%	$167.93	$132.12	72.1%	$147.84	$106.56
Other	74.9%	$175.22	$131.27	74.1%	$165.07	$122.32	73.1%	$146.29	$106.96
Total	76.2%	$187.04	$142.59	76.2%	$176.80	$134.73	73.6%	$158.00	$116.23

(1)	Represents our diversification of our hotel properties as defined by STR.

(2)
Upon completion of construction in the third and fourth quarters of 2015 the two hotels under development were included as of the end of the applicable period from the date their respective operations began.

(3)
For hotels acquired during the period, operating results and statistics are only included since the respective date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

(4)
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

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Variance
Number of properties at January 1	46	48	(4.2)%
Properties acquired or added to portfolio upon completion of construction (1)	5	1	400.0%
Properties disposed	(1)	(3)	(66.7)%
Number of properties at December 31	50	46	8.7%
Number of rooms at January 1	12,636	12,472	1.3%
Rooms in properties acquired or added to portfolio upon completion of construction (1)(2)	568	645	(11.9)%
Rooms in properties disposed	(656)	(481)	36.4%
Number of rooms at December 31	12,548	12,636	(0.7)%

Portfolio Statistics:
Occupancy (1) (3) (4)	76.2%	76.2%	—%
ADR (1) (3) (4)	$187.04	$176.80	5.8%
RevPAR (1) (3) (4)	$142.59	$134.73	5.8%
Hotel operating income (in thousands) (5)	$365,902	$333,363	9.8%

(1)
The results for the year ended December 31, 2015, include the consolidated operating results of the Grand Bohemian Hotel Charleston that opened on August 27, 2015 and the Grand Bohemian Hotel Mountain Brook that opened on October 21, 2015.

(2)	The rooms additions include total number of rooms acquired and total number of rooms put into operations upon the completion of construction or renovation.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

(4)	Does not include hotel statistics for hotel dispositions classified as discontinued operations.

(5)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Operating Information Comparison
Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2015	2014	Increase / (Decrease)	Variance
Revenues:
Room revenues	$663,224	$631,901	$31,323	5.0%
Food and beverage revenues	259,036	235,066	23,970	10.2%
Other revenues	53,884	59,699	(5,815)	(9.7)%
Total revenues	$976,144	$926,666	$49,478	5.3%
Room revenues
Room revenues increased by $31.3 million, or 5.0%, to $663.2 million for the year ended December 31, 2015 from $631.9 million for the year ended December 31, 2014, of which $2.9 million was contributed by Aston Waikiki Beach Hotel acquired in February 2014, $16.3 million was contributed by the three hotels acquired in July 2015, $12.4 million was contributed by five of our hotel properties in California driven by completed renovations and higher revenue in the fourth quarter compared to prior year that was negatively impacted by the August 2014 Napa earthquake and $2.1 million was contributed by the two hotel developments that began operations in the third and fourth quarter of 2015. A net increase of $21.4 million was contributed by our remaining 35 comparable hotels that were owned during the year ended December 31, 2015 and 2014, attributable to a 4.6% improvement in RevPAR driven by a 3.9% increase in ADR. These increases were offset by a reduction in revenue of

$15.4 million related to three properties disposed of in 2014 and one property disposed of in October 2015 and $4.3 million attributed to four of our hotel properties in the Houston market that were negatively impacted by the continued volatility of the energy market during the year. Our transition to the Eleventh Revised Edition of USALI in the first quarter of 2015 resulted in $4.1 million of resort fees being recorded in other revenues rather than room revenues during the year ended December 31, 2014, of which $3.3 million was attributable to the Aston Waikiki Beach Hotel.
Food and beverage revenues
Food and beverage revenues increased by $24.0 million, or 10.2%, to $259.0 million for the year ended December 31, 2015 from $235.1 million for the year ended December 31, 2014, of which $8.1 million of the increase was attributable to reclassifications of revenues historically included in other revenues, $7.3 million was attributable to the three hotels acquired in July 2015, $2.5 million was attributed by the two hotel developments that began operations in the third and fourth quarter of 2015, and net increases of $10.9 million were attributable to our remaining hotel portfolio due to higher banquet food and beverage and ancillary revenues, as well as, continued strong performance in other food and beverage outlets. These increases for the year ended December 31, 2015, were offset by decreases of $4.8 million related to three properties disposed of in 2014 and one hotel disposed of in October 2015.
Other revenues
Other revenues decreased by $5.8 million, or 9.7%, to $53.9 million for the year ended December 31, 2015 from $59.7 million for the year ended December 31, 2014, of which $8.1 million was attributed to the reclassifications of revenues historically included in other revenues to food and beverage revenue, $1.1 million due to a reduction in guarantee income recorded from the manager of one hotel, and a net decrease of $6.6 million related to our remaining portfolio, the three properties disposed of in 2014 and one hotel property disposed of in October 2015. These decreases were offset by increases of $4.1 million of resort fees that were previously included in room revenues for the year ended December 31, 2014 as a result of the transition to the Eleventh Revised Edition of USALI in the first quarter of 2015, which were primarily contributed by the Aston Waikiki Beach Hotel acquired in February 2014 and additional increases of $5.9 million contributed by the Aston Waikiki Beach Hotel and the three hotels acquired in July 2015.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	Increase / (Decrease)	Variance
Hotel operating expenses:
Room expenses	$148,492	$140,128	$8,364	6.0%
Food and beverage expenses	167,840	158,243	9,597	6.1%
Other direct expenses	17,984	28,556	(10,572)	(37.0)%
Other indirect expenses	226,108	214,272	11,836	5.5%
Management and franchise fees	49,818	52,104	(2,286)	(4.4)%
Total hotel operating expenses	$610,242	$593,303	$16,939	2.9%
Total hotel operating expenses
Total hotel operating expenses increased $16.9 million, or 2.9%, to $610.2 million for the year ended December 31, 2015 from $593.3 million for the year ended December 31, 2014, of which $4.4 million of the increase was contributed by the Aston Waikiki Beach Hotel acquired in February 2014, $14.6 million was contributed by the three hotels acquired in July 2015 and a net increase of $14.6 million was contributed by our remaining properties. These increases were offset by a $16.7 million decrease in total hotel operating expenses attributable to the three hotels sold in 2014 and one hotel sold in October 2015.
Other direct expenses decreased $10.6 million, or 37.0%, to $18.0 million for the year ended December 31, 2015, respectively, from $28.6 million for the year ended December 31, 2014, respectively, which was attributable to reclassifications between other direct expenses and other indirect expenses to reflect presentation of such costs going forward.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	Increase / (Decrease)	Variance
Depreciation and amortization	$148,009	$141,807	$6,202	4.4%
Real estate taxes, personal property taxes and insurance	49,717	44,625	5,092	11.4%
Ground lease expense	5,204	5,541	(337)	(6.1)%
General and administrative expenses	25,556	38,895	(13,339)	(34.3)%
Business management fees	—	1,474	(1,474)	(100.0)%
Acquisition transaction costs	5,046	1,192	3,854	323.3%
Pre-opening expenses	1,411	—	1,411	—
Provision for asset impairment	—	5,378	(5,378)	(100.0)%
Separation and other start-up related expenses	26,887	—	26,887	—
Total corporate and other expenses	$261,830	$238,912	$22,918	9.6%
Depreciation and amortization
Depreciation and amortization expense increased $6.2 million, or 4.4%, to $148.0 million for the year ended December 31, 2015 from $141.8 million for the year ended December 31, 2014, of which $5.8 million of the increase was contributed by the Aston Waikiki Beach Hotel acquired in February 2014 and the three hotels acquired in July 2015. The remaining $3.8 million increase is the result of capital expenditures to improve our properties offset by decreases of $3.4 million for three properties disposed of in 2014 and one hotel disposed of in October 2015.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $5.1 million, or 11.4%, to $49.7 million for the year ended December 31, 2015 from $44.6 million for the year ended December 31, 2014. Real estate taxes and personal property taxes increased across the portfolio due to increased assessed property values or tax rates at certain properties, partially offset by refunds from prior year real estate tax appeals.
Ground lease expense
Ground lease expense decreased $0.3 million, or 6.1%, to $5.2 million for the year ended December 31, 2015 from $5.5 million for the year ended December 31, 2014, comprised primarily of an increase of $0.4 million attributable to the Aston Waikiki Beach Hotel acquired in February 2014 offset by decreases of $0.9 million for a property sold in 2014.
General and administrative expenses
General and administrative expenses decreased $13.3 million, or 34.3%, to $25.6 million for the year ended December 31, 2015 from $38.9 million for the year ended December 31, 2014. This was due to InvenTrust allocations for $16.2 million for year ended December 31, 2014, offset by an increase in bonus expense, non-cash stock compensation to our Board of Directors, executive officers and certain members of management, and net increases in other operating costs related to salaries and professional fees during the year ended December 31, 2015. General and administrative for the year ended December 31, 2015, was not fully comparable to the year ended December 31, 2014 for these reasons. Additionally, the year ended December 31, 2014 may have included non-recurring costs and other allocations related to our spin-off from our former parent company.
Business management fee
Business management fee expense decreased $1.5 million to $0 for the year ended December 31, 2015 compared to the year ended December 31, 2014. On March 12, 2014, InvenTrust executed the Self-Management Transactions. In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for InvenTrust by the Business Manager. The Self-Management Transactions resulted in a final business management fee incurred in January 2014.

Acquisition transaction costs
Acquisition transaction costs were $5.0 million during the year ended December 31, 2015. Typically, acquisition transaction costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity. The primary increase during the year ended December 31, 2015 was attributable to the three hotels acquired in July 2015.
Pre-opening expense
Pre-opening expenses were $1.4 million during the year ended December 31, 2015, which related to opening costs for our two joint venture development projects, the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook, which opened to the public in August and October 2015, respectively.
Provision for asset impairment
During the year ended December 31, 2014, a provision for asset impairment of $5.4 million was recorded on two hotels which were identified to have a reduction in their expected holding period and were written down to their estimated fair market values. These hotels were subsequently sold in August and December 2014. There were no asset impairments recorded for the year ended December 31, 2015.
Separation and other start-up related expenses
The $26.9 million in separation and other start-up related expenses for the year ended December 31, 2015, relates to fees paid to unrelated third parties attributable to one-time costs incurred related to our spin-off from InvenTrust, the listing of our common stock on the NYSE, costs related to the Tender Offer and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain on sale of investment properties	$43,015	$693	$42,322	6,107.1%
Other income	4,916	324	4,592	1,417.3%
Interest expense	(50,816)	(57,427)	6,611	11.5%
Loss on extinguishment of debt	(5,761)	(1,713)	(4,048)	(236.3)%
Equity in earnings (loss), (impairment) of investment and gain on consolidation of unconsolidated entity, net	—	4,216	(4,216)	(100.0)%
Income tax expense	(6,295)	(5,865)	(430)	(7.3)%
Net income (loss) from discontinued operations	(489)	75,120	(75,609)	(100.7)%
Gain on sale of investment properties
Gain on sale of investment properties for the year ended December 31, 2014 was related to the sale of three hotels in 2014 that were included in continuing operations. The gain on sale for the year ended December 31, 2015 related to the sale of the Hyatt Regency Orange County in October 2015.
Other income (expense)
Other income increased $4.6 million, or 1,417.3%, for the year ended December 31, 2015, which was primarily attributable to the involuntary loss and business interruption insurance recovery income of $3.8 million, which is net of hotel related expenses.
Interest expense
Interest expense decreased $6.6 million, or 11.5%, to $50.8 million for the year ended December 31, 2015 from $57.4 million for the year ended December 31, 2014. This was primarily the result of lower average debt balances in 2015 due to repayments during the year ended December 31, 2015, and the Company was no longer allocated the $96.0 million unsecured credit facility from InvenTrust.

Loss on extinguishment of debt
Loss on extinguishment of debt increased by $4.0 million, or 236.3%, to $5.8 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. This was primarily the result of the prepayment penalties and other costs associated with the repayment of seven mortgage loans during the year ended December 31, 2015.
Equity in earnings (loss), (impairment) of investment and gain on consolidation of unconsolidated entity, net
Equity in losses and gain on consolidation of unconsolidated entity, net decreased $4.2 million, or 100.0%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2014, the Company bought out its partner's interest in an unconsolidated entity that owned one hotel property, and began consolidating the operating results of the hotel resulting in a gain of $4.5 million upon consolidation of the related assets and liabilities, which was offset by $0.3 million representing the Company's share of equity in losses prior to the buyout of the remaining partner's interest. The respective hotel property was later sold as part of the Suburban Select Service Portfolio. We had no investments in unconsolidated entities as of and for the year ended December 31, 2015.
Income tax expense
Income tax expense increased $0.4 million, or 7.3%, to $6.3 million for the year ended December 31, 2015 from $5.9 million allocated from InvenTrust for the year ended December 31, 2014, which includes taxes on a one-time taxable gain of $1.9 million on the transfer of a hotel to a more optimal ownership structure in connection with the Company’s intention to elect to be taxed as a REIT.
Net income (loss) from discontinued operations
Net income (loss) from discontinued operations decreased $75.6 million, or 100.7%, for the year ended December 31, 2015. During the year ended December 31, 2014, there were 52 properties reflected in discontinued operations. Effective January 1, 2014, we elected to early adopt ASU 2014-08. Under the new guidance, only disposals representing a strategic shift that had (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. On September 17, 2014, InvenTrust entered into a definitive asset purchase agreement to sell the Suburban Select Service Portfolio, which was sold on November 17, 2014. Prior to the sale transaction, we oversaw the Suburban Select Service Portfolio. We believe this sale represented a strategic shift away from suburban select service hotels that had a major effect on our results and operations, and qualified as discontinued operations under ASU No. 2014-08. The operations of these hotels are reflected as discontinued operations on the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2015 and 2014.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
Operating information

	Year Ended December 31,
	2014	2013	Variance
Number of properties at January 1	48	37	29.7%
Properties acquired	1	14	(92.9)%
Properties disposed	(3)	(3)	—%
Number of properties at December 31	46	48	(4.2)%
Number of rooms at January 1	12,472	9,492	31.4%
Rooms in properties acquired	645	3,303	(80.5)%
Rooms in properties disposed	(481)	(323)	48.9%
Number of rooms at December 31	12,636	12,472	1.3%

Portfolio Statistics:
Occupancy (1)(2)	76.2%	73.6%	3.5%
Average Daily Rate (ADR) (1)(2)	$176.80	$158.00	11.9%
Revenue Per Available Room (RevPAR) (1)(2)	$134.73	$116.23	15.9%
Hotel operating income (in thousands) (3)	$333,363	$225,238	48.0%

(1)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition. Reflects a January 1 to December 31 fiscal calendar year for all hotels, including those operated by Marriott.

(2)	Does not include hotel statistics for hotel dispositions classified as discontinued operations.

(3)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues consists of room, food and beverage, and other departmental revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2014	2013	Increase/(Decrease)	Variance
Revenues:
Room revenues	$631,901	$443,267	$188,634	42.6%
Food and beverage revenues	235,066	168,368	66,698	39.6%
Other revenues	59,699	40,236	19,463	48.4%
Total revenues	$926,666	$651,871	$274,795	42.2%
Room revenues
Room revenues increased by $188.6 million, or 42.6%, to $631.9 million for the year ended December 31, 2014 from $443.3 million for the year ended December 31, 2013, of which $160.9 million was contributed by the 14 hotels acquired during 2013, the one hotel acquired during 2014 and a net increase of $30.5 million was contributed by our remaining 31 comparable hotels. These increases were offset by a reduction in revenue of $2.8 million related to three properties disposed of in 2014. The strong overall demand levels generally allowed the 31 comparable hotel properties to reduce lower rated business while more aggressively targeting business segments that were more financially advantageous for their individual hotels.  Several of our larger hotels with meeting space had success in the corporate group market, while other hotels experienced significant strength in the transient market.  Business demand levels were sufficient to support higher occupancy in conjunction with the robust ADR growth.
Food and beverage revenues
Food and beverage revenues increased by $66.7 million, or 39.6%, to $235.1 million for the year ended December 31, 2014 from $168.4 million for the year ended December 31, 2013, of which $53.1 million was contributed by the 14 hotels acquired during 2013, the one hotel acquired during 2014 and a net increase of $14.3 million was contributed by our remaining 31 comparable hotels. These increases for the year ended December 31, 2014, were offset by decreases of $0.7 million related to three properties disposed of in 2014. The increase from our comparable properties is due primarily to higher banquet food and beverage, and ancillary revenues at these properties, as well as good performance in their other food and beverage outlets.
Other revenues
Other revenues increased by $19.5 million, or 48.4%, to $59.7 million for the year ended December 31, 2014 from $40.2 million for the year ended December 31, 2013, of which $16.5 million was contributed by the 14 hotels acquired during 2013, the one hotel acquired during 2014 and a net increase of $3.0 million was contributed by our remaining 31 comparable hotels. The increase from our comparable properties is due primarily to increased ancillary sources such as tenant leases, parking, telephone and other guest services.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	Increase/(Decrease)	Variance
Hotel operating expenses:
Room expenses	$140,128	$96,444	$43,684	45.3%
Food and beverage expenses	158,243	114,011	44,232	38.8%
Other direct expenses	28,556	21,110	7,446	35.3%
Other indirect expenses	214,272	157,385	56,887	36.1%
Management fees	52,104	37,683	14,421	38.3%
Total hotel operating expenses	$593,303	$426,633	$166,670	39.1%
Hotel operating expenses
Total hotel operating expenses increased $166.7 million, or 39.1%, to $593.3 million for the year ended December 31, 2014 from $426.6 million for the year ended December 31, 2013, of which $145.1 million was contributed by the 14 hotels acquired during 2013, the one hotel acquired during 2014 and a net increase of $22.7 million was contributed by our remaining 31 comparable hotels. These increases were offset by a $2.6 million decrease in total hotel operating expenses attributable to the three hotels sold in 2014.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	Increase/(Decrease)	Variance
Depreciation and amortization	$141,807	$104,229	$37,578	36.1%
Real estate taxes, personal property taxes and insurance	44,625	29,763	14,862	49.9%
Ground lease expense	5,541	1,923	3,618	188.1%
General and administrative expenses	38,895	13,445	25,450	189.3%
Business management fees	1,474	12,743	(11,269)	(88.4)%
Acquisition transaction costs	1,192	2,275	(1,083)	(47.6)%
Provision for asset impairments	5,378	49,145	(43,767)	(89.1)%
Total corporate and other expenses	$238,912	$213,523	$25,389	11.9%
Depreciation and amortization
Depreciation and amortization expense increased $37.6 million, or 36.1%, to $141.8 million for the year ended December 31, 2014 from $104.2 million for the year ended December 31, 2013, of which $40.9 million was contributed by the 14 hotels acquired during 2013 and the one hotel acquired during 2014. These increases were offset by decreases of $2.9 million for three properties sold in 2014.

Real estate taxes, personal property taxes, and insurance
Real estate taxes, personal property taxes, and insurance expense increased $14.9 million, or 49.9%, to $44.6 million for the year ended December 31, 2014 from $29.8 million for the year ended December 31, 2013. This increase was primarily a result of 14 hotels acquired during the year ended December 31, 2013, and one hotel acquired during the year ended December 31, 2014. In addition, real estate and personal property taxes increased across the remaining portfolio due to increased assessed property values or tax rates at certain properties, offset by refunds from prior year real estate tax appeals.
Ground lease expense
Ground lease expense increased $3.6 million, or 188.1%, to $5.5 million for the year ended December 31, 2014 from $1.9 million for the year ended December 31, 2013, comprised on an increase of $3.6 million primarily attributable to the Aston Waikiki Beach Hotel acquired in February 2014 and a full year of expense attributable the Hyatt Regency Santa Clara acquired in September 2013.
General and administrative expenses
General and administrative expenses consisted primarily of compensation expense for our corporate staff and personnel supporting our business, contractual performance obligations, office administrative and related expenses and acquisition expenses. In addition, general and administrative expenses included an allocation of costs by InvenTrust for certain corporate services and other expenses. The allocation includes costs related to corporate overhead expenses, such as payroll costs for certain of InvenTrust's employees (accounting, finance, tax, treasury, and legal) and outside professional services.
General and administrative expense increased $25.5 million, or 189.3%, to $38.9 million for the year ended December 31, 2014 from $13.4 million for the year ended December 31, 2013. Costs incurred in 2014 included legal and other professional fees related to InvenTrust’s Self-Management Transactions on March 12, 2014, increased corporate staffing, and may have included costs related to our separation from InvenTrust and the preparation of the listing of our common stock on the NYSE.
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
Acquisition transaction costs
Acquisition transaction costs decreased $1.1 million, or 47.6%, to $1.2 million for the year ended December 31, 2014 from $2.3 million for the year ended December 31, 2013. This decrease in acquisition transition costs was due to a decrease in the volume of acquisition activity during the year ended December 31, 2014.
Provision for asset impairment
During the years ended December 31, 2014 and 2013, a provision for asset impairment of $5.4 million and $49.1 million, respectively, was recorded on certain hotels that were identified to have a reduction in the expected holding period.

Results of Non-operating Income and Expenses
Hotel non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	Increase/(Decrease)	Variance
Gain on sale of investment properties	$693	$—	$693	—%
Other income (expense)	324	(1,113)	1,437	129.1%
Interest expense	(57,427)	(52,792)	(4,635)	(8.8)%
Loss on extinguishment of debt	(1,713)	—	(1,713)	—%
Equity in earnings (loss), (impairment) of investment and gain on consolidation of unconsolidated entity, net	4,216	(33)	4,249	12,875.8%
Income tax expense	(5,865)	(3,619)	2,246	62.1%
Net income (loss) from discontinued operations	75,120	(5,626)	80,746	1,435.2%

Other income (expense)
Other expense decreased $1.4 million, or 129.1%, to other income of $0.3 million for the year ended December 31, 2014, which was primarily attributable to the net settlement of contingent consideration payments related to 2013 acquisitions.
Interest expense
Interest expense increased $4.6 million, or 8.8%, to $57.4 million for the year ended December 31, 2014 from $52.8 million for the year ended December 31, 2013. The increase in interest expense was primarily the result of a net increase in debt to $1,295 million as of December 31, 2014 from $1,280 million as of December 31, 2013, which included a full year of interest expense related to the $352 million in new financings entered into during 2013 and the addition of $123 million in new financings during 2014, which was offset by $115 million in debt extinguishments primarily in the fourth quarter of 2014 and a decrease in our weighted average interest rate from 4.7% in 2013 to 4.0% in 2014.
Loss on extinguishment of debt
Loss on extinguishment of debt increased to $1.7 million for the year ended December 31, 2014. This was primarily the result of the prepayment penalties and other costs associated with the repayment of mortgage loans during the year.
Equity in earnings (loss), (impairment) of investment and gain on consolidation of unconsolidated entity, net
Equity in earnings (loss) of investment in unconsolidated entities increased $4.2 million for the year ended December 31, 2014 from a loss of $0.03 million for the year ended December 31, 2013. During the year ended December 31, 2014, the Company bought out its partner's interest in an unconsolidated entity that owned one hotel property, and began consolidating the operating results of the hotel resulting in a gain of $4.5 million upon consolidation of the related assets and liabilities, which was offset by $0.3 million representing the Company's share of equity in losses prior to the buyout of the remaining partner's interest. The respective hotel property was later sold as part of the Suburban Select Service Portfolio in November 2014. During the year ended December 31, 2013, the Company recognized an other than temporary impairment in its equity investment of $1.0 million.
Income tax expense
Income tax expense increased $2.2 million to $5.9 million for the year ended December 31, 2014 from $3.6 million for the year ended December 31, 2013. The increase was mainly due to one-time tax expenses related to organizational re-structuring of our TRS leases.

Net income (loss) from discontinued operations
Net income (loss) from discontinued operations increased by $80.7 million to income of $75.1 million for the year ended December 31, 2014 from a loss of $5.6 million for the year ended December 31, 2013. During the year ended December 31, 2014 and 2013, there were 52 properties reflected in discontinued operations. Effective January 1, 2014, we elected to early adopt ASU 2014-08. Under the new guidance, only disposals representing a strategic shift that had (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. On September 17, 2014, InvenTrust entered into a definitive asset purchase agreement to sell the Suburban Select Service Portfolio, which was sold on November 17, 2014. Prior to the sale transaction, we oversaw the Suburban Select Service Portfolio. We believe this sale represented a strategic shift away from suburban select service hotels that had a major effect on our results and operations, and qualified as discontinued operations under ASU No. 2014-08. The operations of these hotels are reflected as discontinued operations on the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2014 and 2013, which resulted in net income of $75.1 million, including a gain on sale of $135.7 million for the year ended December 31, 2014.
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to the Company	$88,758	$109,799	$(51,468)
Adjustments:
Interest expense	50,816	57,427	52,792
Interest expense from unconsolidated entity	—	31	311
Interest expense from discontinued operations(1)	—	28,299	32,744
Income tax expense	6,295	5,865	3,619
Income tax expense (benefit) related to discontinued operations(1)	—	4,566	(413)
Depreciation and amortization related to investment properties	148,009	141,807	104,229
Depreciation and amortization related to investment in unconsolidated entity	—	100	821
Depreciation and amortization of discontinued operations(1)	—	35,864	50,634
Adjustments related to non-controlling interests	(270)	—	—
EBITDA	$293,608	$383,758	$193,269
Reconciliation to Adjusted EBITDA
Impairment of investment properties	—	5,378	49,145
Impairment on investment in unconsolidated entities	—	—	1,003
Gain on sale of investment property	(43,015)	(693)	—
Gain on sale of investment property related to discontinued operations(1)	(22)	(135,692)	(1,564)
Loss on extinguishment of debt	5,761	1,713	—
Loss on extinguishment of debt related to discontinued operations(1)	—	65,391	20
Gain on consolidation of investment in unconsolidated entity	—	(4,509)	(487)
Acquisition and pursuit costs	5,046	1,192	2,275
Amortization of share-based compensation expense	6,102	—	—
Amortization of above and below market ground leases	380	265	68
Pre-opening expenses(2)	1,411	—	—
Adjustments related to non-controlling interests	(353)	—	—
Management termination fees net of guaranty income(3)	212	—	—
Business interruption insurance recoveries, net(4)	(3,884)	—	—
EBITDA adjustment for three hotels sold in 2014(5)	(85)	(1,690)	(2,436)
EBITDA adjustment for Suburban Select Service Portfolio(1)	489	(73,765)	(75,817)
Other non-recurring expenses(6)	26,887	—	—
Adjusted EBITDA	$292,537	$241,348	$165,476

(1)
On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our combined consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2015 and 2014.

(2)
For the year ended December 31, 2015, the pre-opening expenses related to the Grand Bohemian Hotel Charleston and Grand Bohemian Hotel Mountain Brook, which opened in August and October 2015, respectively.

(3)
For the year ended December 31, 2015, we terminated management agreements for four properties and entered into new management contracts with a new third-party hotel operator. In connection with the terminations, we paid termination fees of $0.7 million, which was offset by $0.5 million in income from the write off of deferred guaranty payments that were previously received from certain of the managers and were being recognized over the term of the old management contracts.

(4)
The business interruption insurance recovery for 2014 received during the year ended December 31, 2015 was $3.9 million, which is net of $1.8 million of hotel related expenses attributable to those hotels impacted by the August 2014 Napa Earthquake.

(5)
The following three hotels were disposed of in 2014 prior to the Company's separation from its former parent: Crowne Plaza Charleston Airport - Convention Center, DoubleTree Suites Atlanta Galleria, and Holiday Inn Secaucus Meadowlands.

(6)
For the year ended December 31, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal and other professional fees, costs related to the Tender Offer described in Note 12 in the combined consolidated financial statements as of December 31, 2015 and 2014, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company. The year ended December 31, 2014 included costs related to our separation from InvenTrust and costs related to the preparation of the listing of our common stock on the NYSE.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to the Company	$88,758	$109,799	$(51,468)
Adjustments:
Depreciation and amortization related to investment properties	148,009	141,807	104,229
Depreciation and amortization related to investment in unconsolidated entity	—	100	821
Depreciation and amortization of discontinued operations(1)	—	35,864	50,634
Impairment of investment property	—	5,378	49,145
Impairment of investment in unconsolidated entities	—	—	1,004
Gain on sale of investment property	(43,015)	(693)	—
Gain on sale of investment property related to discontinued operations(1)	(22)	(135,692)	(1,564)
Gain on consolidation of investment in unconsolidated entity	—	(4,509)	(487)
Adjustments related to non-controlling interests	(197)	—	—
FFO	$193,533	$152,054	$152,314
Distribution to preferred shareholders	(12)	—	—
FFO available to common share and unit holders	$193,521	$152,054	$152,314
Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$5,761	$1,713	$—
Loss on extinguishment of debt related to discontinued operations(1)	—	65,391	20
Acquisition and pursuit costs	5,046	1,192	2,275
Loan related costs(2)	3,778	4,462	4,403
Amortization of share-based compensation expense	6,102	—	—
Amortization of above and below market ground leases	380	265	68
Pre-opening expenses	1,411	—	—
Adjustments related to non-controlling interests	(356)	—	—
Management termination fees net of guaranty income(3)	212	—	—
Income tax related to restructuring(4)	1,900	—	—
Business interruption proceeds net of hotel related expenses(5)	(3,884)	—	—
FFO adjustment for three hotels sold in 2014(6)	(85)	(1,442)	(1,753)
FFO adjustment for Suburban Select Service Portfolio(1)	489	(40,903)	(45,664)
Other non-recurring expenses (7)	26,887	—	—
Adjusted FFO	$241,162	$182,732	$111,663

(1)
On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our combined consolidated financial statements; therefore the operations of these 52 hotels are reflected as discontinued operations on the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2015 and 2014.

(2)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(3)
For the year ended December 31, 2015, we terminated management agreements for four properties and entered into new management contracts with a new third-party hotel operator. In connection with the terminations, we paid termination fees of $0.7 million, which was offset by $0.5 million in income from the write off of deferred guaranty payments that were previously received from certain of the managers and were being recognized over the term of the old management contracts.

(4)
For the year ended December 31, 2015, the Company recognized income tax expense of $6.3 million, of which $1.9 million related to a gain on the transfer of a hotel between legal entities resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT.

(5)
The business interruption insurance recovery for 2014 received during the year ended December 31, 2015 was $3.9 million, which is net of $1.8 million of hotel related expenses attributable to those hotels impacted by the August 2014 Napa Earthquake.

(6)
The following three hotels were disposed of in 2014 prior to the Company's separation from its former parent: Crowne Plaza Charleston Airport - Convention Center, DoubleTree Suites Atlanta Galleria, and Holiday Inn Secaucus Meadowlands.

(7)
For the year ended December 31, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal and other professional fees, costs related to the Tender Offer described in Note 12 in the combined consolidated financial statements as of December 31, 2015 and 2014, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company. The year ended December 31, 2014 included costs related to our separation from InvenTrust and costs related to the preparation of the listing of our common stock on the NYSE.

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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our combined consolidated statements of operations and comprehensive income, include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
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
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plans. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In December 2015, the Company’s Board of Directors authorized a Repurchase Program pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding common stock, par value $0.01, per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. As of December 31, 2015, no shares were repurchased under the Repurchase Program.
As of December 31, 2015, we had $122.2 million of consolidated cash and cash equivalents and $77.3 million of restricted cash and escrows. The restricted cash as of December 31, 2015 primarily consists of cash held in restricted escrows of $7.4 million for real estate taxes and insurance, and $69.9 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Credit facility
Effective February 3, 2015, we entered into a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million. As of December 31, 2015, we did not have any outstanding balance under the revolving credit facility.

Interest is paid on the periodic advances under the unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. Our credit facility requires an unused commitment fee of 0.30% on the unused portion of the available borrowing amount, which totaled approximately $1.0 million for the year ended December 31, 2015. The facility also contains customary covenants and restrictions for similar type facilities and, as of December 31, 2015, we were in compliance with these requirements.
Unsecured Term Loans and Hotel Mortgages
In October 2015, the Company executed a $175 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in February 2021. Simultaneously with the closing of the $175 million unsecured term loan, the Company entered into swap agreements to fix LIBOR at 1.29% for the entire term of the loan. A portion of the proceeds from the $175 million unsecured term loan was used to pay off the outstanding balance on the unsecured revolving credit facility and the remaining proceeds were used to pay off one property level mortgage with a principal balance of $53 million.
Additionally in October 2015, the Company executed a $125 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in October 2022. In December 2015, the Company entered into swap agreements to fix LIBOR at 1.83% for the entire term of the loan. The $125 million unsecured term loan was funded in January 2016 in connection with the acquisition of the Hotel Commonwealth.
During the year ended December 31, 2015, the Company paid off hotel mortgage debt totaling $300.9 million. As of December 31, 2015, the remaining hotel level mortgage debt was $956.3 million and had a weighted average interest rate of 3.65%.

Borrowings
Debt as of December 31, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

					Balance Outstanding as of
	Rate Type (1)	Rate		Maturity Date	December 31, 2015	December 31, 2014
Mortgage Loans
Hilton Garden Inn Washington DC Downtown	Fixed	5.45%		11/11/2015	—	55,859
Andaz San Diego	Variable	3.67%		3/1/2016	—	26,315
Marriott Griffin Gate Resort & Spa	Variable	2.74%		3/23/2016	34,374	35,091
Hilton Garden Inn Chicago North Shore/Evanston	Fixed	5.94%		6/1/2016	—	18,777
Grand Bohemian Hotel Orlando	Fixed	5.82%		10/1/2016	49,360	50,298
Marriott Woodlands Waterway Hotel & Convention Center	Fixed	4.50%		12/1/2016	—	74,049
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed	5.50%		12/6/2016	97,000	97,000
Renaissance Austin Hotel	Fixed	5.51%		12/8/2016	83,000	83,000
Hyatt Regency Orange County(2)	Fixed	5.25%		1/3/2017	—	63,035
Courtyard Pittsburgh Downtown	Fixed	4.00%		3/1/2017	22,607	23,261
Hampton Inn & Suites Denver Downtown	Fixed	5.25%		3/1/2017	—	13,625
Marriott San Francisco Airport Waterfront	Fixed	5.40%		4/1/2017	—	53,585
Courtyard Birmingham Downtown at UAB	Fixed	5.25%		4/1/2017	13,353	13,650
Hilton University of Florida Conference Center Gainesville(3)	Fixed	6.46%		2/1/2018	27,775	27,775
Fairmont Dallas	Variable	2.29%		4/10/2018	56,217	56,892
Residence Inn Denver City Center	Variable	2.66%		4/17/2018	45,210	45,210
Marriott Dallas City Center	Variable	2.66%		5/24/2018	40,090	40,090
Bohemian Hotel Savannah Riverfront	Variable	2.76%		12/17/2018	27,480	27,480
Andaz Savannah	Variable	2.24%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Variable	2.34%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	2.59%		1/17/2019	26,000	26,000
Hyatt Regency Santa Clara	Variable	2.41%		1/20/2019	60,200	60,200
Loews New Orleans Hotel	Variable	2.62%		2/22/2019	37,500	37,500
Andaz Napa(4)	Variable	2.34%		3/21/2019	38,000	30,500
Westin Galleria & Oaks Houston	Variable	2.92%	(5)	5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	16,877	17,108
Grand Bohemian Hotel Charleston (JV)	Variable	2.82%		11/10/2020	19,950	11,119
Grand Bohemian Hotel Mountain Brook (JV)	Variable	2.92%		12/27/2020	25,784	10,095
Residence Inn Boston Cambridge(6)	Fixed	4.48%		10/28/2025	63,000	30,674
Total Mortgage Loans		3.65%	(7)		956,277	1,200,688
Mortgage Loan Premium / (Discounts)(8)	—	—		—	(661)	(1,660)
Unamortized loan costs(9)	—	—		—	(8,305)	(6,674)
Senior Unsecured Credit Facility	Variable	2.04%		2/3/2019	—	—
Term Loan $175M	Hedged	2.79%		2/15/2021	175,000	—
Term Loan $125M(10)	Hedged	3.63%		10/22/2022	—	—
Line of Credit Allocation	—	—		—	—	96,020
Total Debt(11)		3.51%	(7)		1,122,311	1,288,374

(1)	Floating index is one month LIBOR.

(2)	Loan balance was repaid with proceeds from the sale of the hotel property in October 2015.

(3)	The hotel was sold in February 2016, and the related debt was paid off with proceeds from the sale.

(4)	Obtained incremental proceeds under terms of the mortgage of $7.5 million in November 2015.

(5)	The Company modified the terms of the loan in December 2015 to lower the interest rate spread over LIBOR from 3.15% to 2.50% and to extend the prepayment provision.

(6)
In October 2015, Company refinanced the mortgage with a new loan bearing a 4.48% fixed interest rate and October 2025 maturity. Additional proceeds of $33 million were received under the refinanced terms of the mortgage.

(7)	Weighted average interest rate as of December 31, 2015.

(8)	Loan premiums/(discounts) on assumed mortgages recorded in purchase accounting.

(9)
See Note 2 in the combined consolidated financial statements included herein this Annual Report for further discussion on the adoption of ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

(10)	Funded $125 million in January 2016 in connection with the acquisition of the Hotel Commonwealth.

(11)
Includes the Hilton University of Florida Conference Center Gainesville mortgage of $27.8 million that is included in liabilities associated with assets held for sale on the combined consolidated balance sheet as of December 31, 2015.

Share Repurchase Program
In December 2015, the Company’s Board of Directors authorized a Repurchase Program pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding common stock, par value $0.01, per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. As of December 31, 2015, no shares were repurchased under the Repurchase Program.
From January 1, 2016 through March 1, 2016, the Company repurchased 2,813,292 shares of common stock at a weighted average price of $14.27 per share for an aggregate purchase price of approximately $40.2 million. As of March 1, 2016, the Company had approximately $59.8 million remaining under its share repurchase authorization.
Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of December 31, 2015 and December 31, 2014, we held a total of $69.9 million and $76.3 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the year ended December 31, 2015, we made cash payments totaling $53.8 million for capital expenditures, including $3.0 million for Napa hotel earthquake repairs. Our total capital expenditures in 2014 were $47.3 million, including $7.1 million for Napa earthquake repairs.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations and borrowings under debt financings including draws on our revolving credit facility. We may also obtain cash in the future from various types of equity offerings or the sale of our hotels. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
The table below presents summary cash flow information for the combined consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2015	2014
Net cash flows provided by operating activities	$193,152	$181,605
Net cash flows (used in) provided by investing activities	(216,671)	827,513
Net cash flows used in financing activities	(17,380)	(935,234)
(Decrease) increase in cash and cash equivalents	(40,899)	73,884
Cash and cash equivalents, at beginning of period	163,053	89,169
Cash and cash equivalents, at end of period	$122,154	$163,053
Operating

•
Cash provided by operating activities was $193.2 million and $181.6 million for the years ended December 31, 2015 and 2014, respectively. Cash provided by operating activities for the year ended December 31, 2015 increased due to cash flows from our hotel portfolio including cash flows generated by the Aston Waikiki Beach Hotel acquired in 2014 and the three hotels acquired in July 2015, which were offset by a (i) non-recurring general and administrative expenses of $26.9 million for one-time costs related to the listing of our common stock on the NYSE, such as legal and other professional fees, costs related to the Tender Offer and costs related to becoming a stand-alone public company and (ii) lost operating cash flows of $49.4 million from the sale of the Suburban Select Service Portfolio.

Investing

•
Cash used in investing activities was $216.7 million and cash provided by investing activities was $827.5 million for the years ended December 31, 2015, and 2014, respectively. Cash used in investing activities for the year ended December 31, 2015 was primarily due to (i) $53.8 million paid for capital improvements at our hotel properties (ii) $36.1 million of additional investments in our properties that were under development, and (iii) the acquisition of three hotels for $245 million which were offset by $133.4 million in proceeds received from the sale of the Hyatt Regency Orange County hotel in October 2015. Cash provided by investing activities during the year ended December 31, 2014 was primarily attributable to the $1.1 billion in proceeds received from the sale of the Suburban Select Portfolio, which was offset by (i) the purchase of the Aston Waikiki Beach Hotel for $183.8 million in February 2014, (ii) $47.3 million in capital improvements of our hotels and (iii) $27.0 million of additional investments in our properties that were under development.

Financing

•
Cash used in financing activities was $17.4 million and $935.2 million for the years ended December 31, 2015, and 2014, respectively. Cash provided by financing activities for the year ended December 31, 2015 was primarily comprised of (i) a net contribution of $153.3 million from InvenTrust, (ii) net borrowings on our revolving line of credit of $127.0 million offset by repayments of $127.0 million, (iii) proceeds from mortgage debt and construction loan draws of $64.7 million, (iv) term loan proceeds of $175.0 million, and (iv) $10.2 million in contributions from non-controlling interests related to our joint venture partner's share of the total development cost. These proceeds were offset by (i) cash used for mortgage principal payments of $8.2 million, (ii) the payoff of $300.9 million in mortgage loans, (iii) $36.9 million used to repurchase common shares in the Tender Offer, and (iv) the payment of $67.7 million in dividends to common stockholders. Cash provided by financing activities for the year ended December 31, 2014, was primarily due to a net contribution of $389.3 million from InvenTrust and proceeds from mortgage debt and notes payable of $122.9 million, partially offset by principal payments of $12.1 million as well as payoffs of mortgages of $648.9 million.

Contractual Obligations
The table below presents, on a combined consolidated basis, obligations and commitments to make future payments under debt obligations (including interest) and lease agreements as of December 31, 2015 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Maturities(1)	1,329,094	307,107	289,129	422,763	310,095
Ground Leases	125,910	3,276	6,552	6,552	109,530
Total	$1,455,004	$310,383	$295,681	$429,315	$419,625

(1)
Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1 month LIBOR as of December 31, 2015.

Off-Balance Sheet Arrangements
As of December 31, 2015, we have no off-balance sheet arrangements.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. We anticipate that our interest rate hedges will be highly effective because the terms of the derivative instruments exactly match the terms of the related hedged debt agreements. As such, the pending changes in the fair value of these derivatives are expected to be reflected in other comprehensive income (loss) in our combined consolidated financial statements. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
In October 2015, the Company executed a $175 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in February 2021. Simultaneously with the closing of the $175 million unsecured term loan, the Company entered into swap agreements to fix LIBOR at 1.29% for the entire term of the loan.
Additionally in October 2015, the Company executed a $125 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in October 2022. In December 2015, the Company entered into various forward starting swap agreements to fix LIBOR at 1.83% for the entire term of the loan. The $125 million unsecured term loan was funded in January 2016 in connection with the acquisition of the Hotel Commonwealth.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the year ended December 31, 2015, there was $1.5 million in unrealized gain recorded in accumulated other comprehensive income.
Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, our hotels will have lower revenue, operating income and cash flow in the first quarter and higher revenue, operating income and cash flow in the second quarter.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying combined consolidated financial statements included herein this Annual Report for additional information related to recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of December 31, 2015 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.8 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2014 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.8 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt and entering into various interest rate swap agreements to hedge the interest rate exposure risk related to our $175 million and $125 million unsecured terms loans. Refer to Note 8 in the combined consolidated financial statements included herein this Annual Report, for our mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 9 in the combined consolidated financial statements included herein this Annual Report for more information on our interest rate swap derivatives.
We may continue to use derivative instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties' financial condition, including their credit ratings, and entering into agreements with counterparties based on established credit limit policies. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2015, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2016	2017	2018 (2)	2019	2020	Thereafter	Total
Maturing debt (1):
Fixed rate debt (mortgages and term loan) (3)	$229,360	$35,959	$27,775	—	$16,877	238,000	$547,971
Variable rate debt (mortgage loans)	$34,374	—	$168,997	$334,200	$45,735	—	$583,306
Unsecured credit facility	—	—	—	—	—	—	—
Total	$263,734	$35,959	$196,772	$334,200	$62,612	$238,000	$1,131,277
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loan)	5.57%	4.46%	6.46%	—	3.85%	3.24%	4.48%
Variable rate debt (mortgage loans)	2.74%	—	2.55%	2.59%	2.87%	—	2.61%
Unsecured credit facility	—	—	—	—	—	—	—

(1)	The debt maturity excludes net mortgage premiums and discounts of $0.7 million and unamortized loan costs of $8.3 million as of December 31, 2015.

(2)
Includes the Hilton University of Florida Conference Center Gainesville hotel mortgage of $27.8 million that is included in liabilities associated with assets held for sale on the combined consolidated balance sheet as of December 31, 2015. The hotel was sold in February 2016, and the related debt was paid off with proceeds from the sale.

(3)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of December 31, 2015.

Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure on Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934, as amended). The Company's internal controls over financial reporting are designed to provide reasonable assurance to the Company's management and Board of Directors regarding the fair representation of published financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on management's assessment, the Company maintained, in all material respect, effective internal controls over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control Integrated Framework" (2013).
Pursuant to the rules established by the Securities and Exchange Commission, this Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, which includes the 2014 Share Unit Plan and 2015 Incentive Award Plan as of December 31, 2015:

	(a)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:
Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan(3)	342,219	—
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan	582,750	6,417,250
Equity compensation plans not approved by security holders	—	—

(1)
Represents (i) 342,219 shares underlying awards of "annual share units" and "contingency share units" outstanding under the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "Share Unit Plan"), and (ii) 84,701 shares underlying awards of restricted stock units and 498,049 LTIP Units (as defined in the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (the "2015 Incentive Award Plan")) outstanding under the 2015 Incentive Award Plan, in each case, as of December 31, 2015.

(2)	Includes shares of common stock available for future grants under the 2015 Incentive Award Plan as of December 31, 2015.

(3)
On January 9, 2015, in connection with our separation from InvenTrust, the Share Unit Plan was terminated. No new share unit awards will be made under the Share Unit Plan, and the Share Unit Plan will continue to be maintained only with respect to awards outstanding as of the termination of the Share Unit Plan.

See Note 14 to the accompanying combined consolidated financial statements included herein this Annual Report for additional information regarding these compensation plans.
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Annual Report on Form 10-K:

1)	Financial Statements.
Report of Independent Registered Public Accounting Firm
The combined consolidated financial statements of the Company are set forth under "Part II-Item 8. Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

2)	Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-40 through F-44:
Schedule III - Real Estate and Accumulated Depreciation for Xenia Hotels & Resorts, Inc.
All other schedules are omitted because they are not applicable or the required information is included in the combined consolidated financial statements or notes thereto.

3)	Exhibits. The following exhibits are filed (or incorporated by reference herein) as a part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on January 23, 2015)

3.1
Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.2
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation ((incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.3	Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.1
Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2
Revolving Credit Agreement by and among XHR LP, a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.3
Parent Guaranty by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.4	Subsidiary Guaranty by certain subsidiaries of XHR LP for the benefit of JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of bank lenders, dated as of February 3, 2015

10.5
Employee Matters Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.6
Transition Services Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.7
Indemnity Agreement, dated August 8, 2014, between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on October 9, 2014)

10.8
First Amendment to Indemnity Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.9+
The Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on November 25, 2014)

10.10+
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on November 25, 2014)

10.11+
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on November 25, 2014)

10.12+
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Transaction) (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on November 25, 2014)

10.13+
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.14+	Form of Stock Payment Award Grant Notice and Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.15+	Form of Class A Performance LTIP Unit Agreement (2015) (incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.16+	Form of Time-Based LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.17+
Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of September 17, 2015(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.18+	Form of LTIP Unit Agreement (Non-Employee Directors)

10.19+
Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.20+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
+    Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Director, President and Chief Executive Officer
Date:	March 10, 2016
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Director, President and Chief Executive Officer (principal executive officer)	March 10, 2016
Name:	Marcel Verbaas

By:	/s/ ANDREW J. WELCH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 10, 2016
Name:	Andrew J. Welch

By:	/s/ JEFFREY H. DONAHUE	Chairman of the Board of Directors	March 10, 2016
Name:	Jeffrey H. Donahue

By:	/s/ JOHN H. ALSCHULER, JR.	Director	March 10, 2016
Name:	John H. Alschuler, Jr.

By:	/s/ KEITH E. BASS	Director	March 10, 2016
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	March 10, 2016
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	March 10, 2016
Name:	Beverly K. Goulet

By:	/s/ DENNIS D. OKLAK	Director	March 10, 2016
Name:	Dennis D. Oklak

By:	/s/ MARY ELIZABETH McCORMICK	Director	March 10, 2016
Name:	Mary Elizabeth McCormick

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors
Xenia Hotels & Resorts, Inc.:
We have audited the accompanying combined consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related combined consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the combined consolidated financial statements, we also have audited the financial statement schedule III. These combined consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined consolidated financial statements and financial statement schedule III based on our audits.
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
In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenia Hotels & Resorts, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic combined consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.
As discussed in note 2 to the combined consolidated financial statements, Xenia Hotels & Resorts, Inc. changed its method for accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

March 10, 2016
Orlando, Florida
Certified Public Accountants

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Balance Sheets
As of December 31, 2015 and 2014
(Dollar amounts in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets
Investment properties:
Land	$374,698	$319,624
Building and other improvements	2,847,122	2,532,782
Construction in progress	169	39,736
Total	$3,221,989	$2,892,142
Less: accumulated depreciation	(580,285)	(442,882)
Net investment properties	$2,641,704	$2,449,260
Cash and cash equivalents	122,154	163,053
Restricted cash and escrows	77,292	86,991
Accounts and rents receivable, net of allowance of $243 and $251, respectively	24,368	24,022
Intangible assets, net of accumulated amortization	60,515	64,541
Deferred tax asset	2,304	2,393
Other assets	42,156	21,205
Assets held for sale	35,452	137,611
Total assets (including $77,140 and $41,054, respectively, related to consolidated variable interest entities)	$3,005,945	$2,949,076
Liabilities
Debt	$1,094,536	$1,197,563
Accounts payable and accrued expenses	85,846	90,115
Distributions payable	25,684	—
Other liabilities	27,858	43,404
Liabilities associated with assets held for sale	28,663	97,073
Total liabilities (including $48,582 and $27,679, respectively, related to consolidated variable interest entities)	$1,262,587	$1,428,155
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value (liquidation preference of $1,000), 50,000,000 shares authorized and 0 issued or outstanding as of December 31, 2015 and 0 shares authorized, issued and outstanding as of December 31, 2014	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 111,671,372 issued and outstanding as of December 31, 2015 and 100,000 shares authorized, 1,000 issued and outstanding as of December 31, 2014	1,117	—
Additional paid in capital	1,993,760	1,781,427
Accumulated other comprehensive income	1,543	—
Distributions in excess of retained earnings	(268,991)	(264,161)
Total Company stockholders' equity	$1,727,429	$1,517,266
Non-controlling interests	15,929	3,655
Total equity	$1,743,358	$1,520,921
Total liabilities and equity	$3,005,945	$2,949,076
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2015, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rooms revenues	$663,224	$631,901	$443,267
Food and beverage revenues	259,036	235,066	168,368
Other revenues	53,884	59,699	40,236
Total revenues	$976,144	$926,666	$651,871
Expenses:
Rooms expenses	148,492	140,128	96,444
Food and beverage expenses	167,840	158,243	114,011
Other direct expenses	17,984	28,556	21,110
Other indirect expenses	226,108	214,272	157,385
Management and franchise fees	49,818	52,104	37,683
Total hotel operating expenses	$610,242	$593,303	$426,633
Depreciation and amortization	148,009	141,807	104,229
Real estate taxes, personal property taxes and insurance	49,717	44,625	29,763
Ground lease expense	5,204	5,541	1,923
General and administrative expenses	25,556	38,895	13,445
Business management fees	—	1,474	12,743
Acquisition transaction costs	5,046	1,192	2,275
Pre-opening expenses	1,411	—	—
Provision for asset impairment	—	5,378	49,145
Separation and other start-up related expenses	26,887	—	—
Total expenses	$872,072	$832,215	$640,156
Operating income	$104,072	$94,451	$11,715
Gain on sale of investment properties	43,015	693	—
Other income (expense)	4,916	324	(1,113)
Interest expense	(50,816)	(57,427)	(52,792)
Loss on extinguishment of debt	(5,761)	(1,713)	—
Equity in earnings (loss), (impairment) of investment and gain on consolidation of unconsolidated entity, net	—	4,216	(33)
Income (loss) before income taxes	$95,426	$40,544	$(42,223)
Income tax expense	(6,295)	(5,865)	(3,619)
Net income (loss) from continuing operations	$89,131	$34,679	$(45,842)
Net income (loss) from discontinued operations	(489)	75,120	(5,626)
Net income (loss)	$88,642	$109,799	$(51,468)
Less: Net loss attributable to non-controlling interests	116	—	—
Net income (loss) attributable to the Company	$88,758	$109,799	$(51,468)
Distributions to preferred stockholders	(12)	—	—
Net income (loss) attributable to common stockholders	$88,746	$109,799	$(51,468)

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Operations and Comprehensive Income - Continued
For the Years Ended December 31, 2015, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Basic and diluted earnings per share
Income (loss) from continuing operations available to common stockholders	$0.79	$0.31	$(0.40)
Income (loss) from discontinued operations available to common stockholders	$—	$0.66	$(0.05)
Net income (loss) per share available to common stockholders	$0.79	$0.97	$(0.45)
Weighted average number of common shares (basic)	111,989,686	113,397,997	113,397,997
Weighted average number of common shares (diluted)	112,138,223	113,397,997	113,397,997

Comprehensive Income:
Net income	$88,642	$109,799	$(51,468)
Other comprehensive income:	—	—	—
Unrealized gain on interest rate derivative instruments	1,543	—	—
	$90,185	$109,799	$(51,468)
Comprehensive income attributable to non-controlling interests:	—	—	—
Non-controlling interests in consolidated entities	116	—	—
Comprehensive income attributable to non-controlling interests	116	—	—
Comprehensive income attributable to the Company	$90,301	$109,799	$(51,468)
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2015, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Non-controlling Interests
	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Joint Venture	Total Non-controlling Interests	Total
Balance at January 1, 2013	—	$—	1,000	$—	$1,540,469	$—	$(322,492)	$—	$—	$—	$1,217,977
Net loss	—	—	—	—	—	—	(51,468)	—	—	—	(51,468)
Distributions to InvenTrust Properties Corp.	—	—	—	—	(1,621,111)	—	—	—	—	—	(1,621,111)
Contribution from InvenTrust Properties Corp.	—	—	—	—	2,271,246	—	—	—	—	—	2,271,246
Contributions from non-controlling interests, net	—	—	—	—	—	—	—	—	1,611	1,611	1,611
Balance at December 31, 2013	—	$—	1,000	$—	$2,190,604	$—	$(373,960)	$—	$1,611	$1,611	$1,818,255
Net income	—	—	—	—	—	—	109,799	—	—	—	109,799
Distributions to InvenTrust Properties Corp.	—	—	—	—	(4,181,380)	—	—	—	—	—	(4,181,380)
Contribution from InvenTrust Properties Corp.	—	—	—	—	3,772,203	—	—	—	—	—	3,772,203
Contributions from non-controlling interests, net	—	—	—	—	—	—	—	—	2,044	2,044	2,044
Balance at December 31, 2014	—	$—	1,000	$—	$1,781,427	$—	$(264,161)	$—	$3,655	$3,655	$1,520,921
Net income	—	—	—	—	—	—	88,758	451	(567)	(116)	88,642
Issuance of preferred shares, net of issuance costs	125	—	—	—	102	—	—	—	—	—	102
Contributions from InvenTrust Properties Corp., net	—	—	—	—	249,767	—	—	—	—	—	249,767
Issuance of common shares in connection with separation from InvenTrust Properties Corp.	—	—	113,396,997	1,134	(1,134)	—	—	—	—	—	—
Repurchase of common shares, net	—	—	(1,759,344)	(17)	(36,929)	—	—	—	—	—	(36,946)
Dividends, common shares / units ($0.84)	—	—	—	—	—	—	(93,576)	(102)	—	(102)	(93,678)
Dividends, preferred shares ($92.36)	—	—	—	—	—	—	(12)	—	—	—	(12)
Share-based compensation	—	—	32,719	—	664	—	—	2,244	—	2,244	2,908
Redemption of preferred stock	(125)	—	—	—	(137)	—	—	—	—	—	(137)
Other comprehensive income	—	—		—		1,543	—	—	—	—	1,543
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	10,248	10,248	10,248
Balance at December 31, 2015	—	$—	111,671,372	$1,117	$1,993,760	$1,543	$(268,991)	$2,593	$13,336	$15,929	$1,743,358
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014 and 2013
(Dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$88,642	$109,799	$(51,468)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	144,424	172,964	152,297
Amortization of above and below market leases and other lease tangibles	3,709	4,707	2,564
Amortization of debt premiums, discounts, and financing costs	3,756	4,461	4,360
Loss on extinguishment of debt	5,761	67,105	20
Gain on sale of investment property, net	(43,015)	(136,385)	(1,564)
Provision for asset impairment	—	5,378	49,145
Equity in earnings (loss), (impairment) of investment and gain on consolidation of unconsolidated entity, net	—	(4,216)	33
Distributions from unconsolidated entities	—	—	451
Share-based compensation expense	6,102	—	—
Release of restricted cash to operating	5,521	—	—
Other non-cash adjustments	111	—	(45)
Changes in assets and liabilities:
Accounts and rents receivable	(338)	1,005	(6,831)
Deferred costs and other assets	4,203	11,209	2,178
Accounts payable and accrued expenses	(6,425)	6,095	27,481
Other liabilities	(14,032)	4,898	1,965
Prepayment penalties and defeasance	(5,267)	(65,415)	—
Net cash flows provided by operating activities	$193,152	$181,605	$180,586
Cash flows from investing activities:
Purchase of investment properties	(245,260)	(178,776)	(942,945)
Acquired goodwill, intangible assets, and intangible liabilities	—	(12,410)	(12,534)
Capital expenditures and tenant improvements	(53,782)	(47,267)	(49,782)
Investment in development projects	(36,063)	(27,031)	(11,949)
Proceeds from sale of investment properties	133,412	1,085,451	11,435
Consolidation of joint venture	—	(2,944)	—
Proceeds from the sale of and return of capital from unconsolidated entities	—	—	2,366
Contributions to unconsolidated entities	—	(30)	—
Distributions from unconsolidated entities	—	—	122
Payoff of notes receivable	—	—	1,600
Restricted cash and escrows	3,954	(3,015)	(16,544)
Deposits for acquisition of hotel properties	(20,000)	—	—
Other assets (liabilities)	1,068	13,535	(7,328)
Net cash flows (used in) provided by investing activities	$(216,671)	$827,513	$(1,025,559)
Cash flows from financing activities:
Distribution to InvenTrust Properties Corp.	(23,505)	(4,168,694)	(1,621,111)
Contribution from InvenTrust Properties Corp.	176,805	3,779,389	2,359,889
Proceeds from mortgage debt and notes payable	64,723	122,940	352,249
Payoffs of mortgage debt	(300,894)	(648,872)	(197,247)
Principal payments of mortgage debt	(8,239)	(12,067)	(12,481)
Payment of loan fees and deposits	(6,819)	(2,083)	(3,772)
Proceeds from revolving line of credit draws	127,000	—	—
Payments on revolving line of credit	(127,000)	—	—
Proceeds from unsecured term loan	175,000	—	—
Contributions from non-controlling interests	10,248	2,044	1,611
Proceeds from issuance of preferred shares, net of offering costs	102	—	—
Redemption of preferred shares	(137)	—	—
Repurchase of common shares	(36,946)	—	—
Dividends, common shares	(67,706)	—	—
Dividends, preferred shares	(12)	—	—
Payments for contingent consideration	—	(7,891)	(10,000)
Net cash flows (used in) provided by financing activities	$(17,380)	$(935,234)	$869,138
Net (decrease) increase in cash and cash equivalents	(40,899)	73,884	24,165
Cash and cash equivalents, at beginning of year	163,053	89,169	65,004
Cash and cash equivalents, at December 31, 2015, 2014 and 2013	$122,154	$163,053	$89,169

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2015, 2014 and 2013
(Dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$47,054	$79,094	$80,461
Cash paid for income taxes	4,459	1,525	4,673

Supplemental schedule of non-cash investing and financing activities:
Consolidation of assets of joint venture	$—	$21,833	$—
Liabilities assumed at consolidation of joint venture	—	446	—
Assumption of mortgage debt of joint venture	—	11,967	—
Accrued capital expenditures	2,568	6,138	2,424
Assumption of unsecured line of credit facility by InvenTrust Properties Corp.	(96,020)	—	—
Allocation of unsecured line of credit facility by InvenTrust Properties	—	7,377	88,643
Mortgage assumed by buyer upon disposal of property	—	—	7,683
Non-cash net distributions to InvenTrust Properties Corp.	(413)	—	—
Distributions payable	25,684	—	—
Change in fair market value of designated interest rate swaps	1,543	—	—
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

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
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP. XHR GP, Inc. is wholly owned by the Company. At December 31, 2015, the Company owned 99.5% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.5% of the common units are owned by the other limited partners which includes executive officers and members of our board of directors. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding Inc. (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent operators to manage the hotels.
The accompanying combined consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly owned subsidiaries and consolidated joint venture investments. The Company's subsidiaries and joint ventures generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and the TRS. The effects of all significant inter-company transactions have been eliminated.
As of December 31, 2015, the Company owned 50 lodging properties, 48 of which were wholly owned, with a total of 12,548 rooms (unaudited), including a 75% ownership interest in two hotels owned through two consolidated joint ventures. As of December 31, 2014, the Company owned 48 lodging properties, 46 of which were wholly owned, with 12,636 rooms (unaudited), including a 75% ownership interest in two hotels under development. As of December 31, 2013, the Company owned 99 lodging properties with 19,337 rooms (unaudited), including 52 hotels with 6,976 rooms (unaudited) classified as held for sale.
2. Summary of Significant Accounting Policies
Basis of Presentation
As described in Note 1, on February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, the Company effectuated certain reorganization transactions which were designed to consolidate the ownership of its hotels into its Operating Partnership, consolidate its TRS lessees in its TRS, facilitate its separation from InvenTrust, and enable the Company to qualify as a REIT for federal income tax purposes. The accompanying combined consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined consolidated financial statements reflect the operations of the Company after giving effect to the reorganization transactions, the disposition of other hotels previously owned by the Company, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company's executives and employees in InvenTrust’s benefit plans. Corporate costs directly associated with the Company's principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined consolidated statements of operations and comprehensive income. Additionally, prior to the spin-off, InvenTrust allocated to the Company a portion of its corporate overhead costs based upon the Company's percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. The general and administrative expenses for the period from January 1, 2015 to February 3, 2015 and for the years ended December 31, 2014 and 2013 include costs related to the reorganization transactions and spin off that are non-recurring in

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

nature. Based on these presentation matters, the financial statements for the year ended December 31, 2015 may not be comparable to prior periods.
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
Each property maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 8.
Use of Estimates
The preparation of the combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past, current and expected economic conditions. Actual results could differ from these estimates.
Risks and Uncertainties
The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. Should any of the hotels experience a significant decline in operational performance, it may affect the Company's ability to make distributions to our shareholders and service debt or meet other financial obligations.
Reclassifications and Revisions
Certain reclassifications were made on the combined consolidated balance sheet as of December 31, 2014 to present the hotel assets sold in 2015 as assets held for sale and liabilities associated with assets held for sale. See Note 4 for further information.
Certain reclassifications have been made to the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2014 and 2013 to disaggregate real estate taxes, personal property taxes, insurance, ground leases, general and administrative and acquisition transaction costs to conform to the presentation for the year ended December 31, 2015.
Additionally, upon the early adoption of ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the Company made reclassifications of $8.3 million and $6.7 million to present deferred loan costs in debt on the combined consolidated balance sheets as of December 31, 2015 and 2014, respectively, which were previously included in other assets.
Consolidation
The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the entity has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in FASB ASC 810, or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
Non-controlling Interests
The Company’s combined consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the combined consolidated balance sheets within equity, separately from the Company’s equity. On the combined consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The combined consolidated statement of equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2015, all share-based payments awards are included in permanent equity.
As of December 31, 2015, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common units in the Operating Partnership held by certain of the Company's executive officers and Board of Directors, and (ii) the outside ownership interest in our two joint ventures.
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. Cash received prior to guest arrival is recorded as an advance from the guest and recognized as revenue at the time of occupancy. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues) in the accompanying combined consolidated statements of operations and comprehensive income. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.
Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.
Restricted Cash and Escrows
Restricted cash and escrows primarily consists of hotel furniture, fixtures and equipment reserves of $69.9 million and $76.3 million as of December 31, 2015 and 2014, respectively. Additionally, restricted cash includes lenders’ restricted escrows of $3.7 million and $5.4 million for replacement reserves and real estate taxes as of December 31, 2015 and 2014, respectively. The balance of restricted cash consists of furniture, fixture and equipment deposits, mortgage escrows for insurance and post acquisition escrows of $3.7 million and $5.3 million as of December 31, 2015 and 2014, respectively.
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.
Depreciation expense is computed using the straight line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.
Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs are also capitalized during such periods, which included $0.7 million and $0.3 million as of December 31, 2015 and 2014, respectively.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

Acquisition of Real Estate
The Company allocates the purchase price of each acquired business (as defined in the accounting guidance related to business combinations, FASB ASC 805, Business Combinations) between tangible and intangible assets at full fair value on the acquisition date. Such tangible and intangible assets include land, building and improvements, furniture and fixtures, inventory, acquired above market and below market leases, in-place lease value (if applicable), advanced bookings, customer relationships, and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price is an area that requires judgment and significant estimates.
The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs, based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values for properties acquired with space leased to third party tenants, which is typically retail or restaurant space. The Company also evaluates each acquired leases, including ground leases, based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased land or retail space in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For leases with fixed rate renewals, renewal periods are included in the calculation of above or below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate" and current interest rates. This discount rate is a significant factor in determining the market valuation which requires judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.
The Company expenses acquisition costs of all acquired businesses as incurred. This includes all costs related to finding, analyzing and negotiating a transaction, whether or not the acquisition is completed.
Goodwill
The excess of the cost of an acquired entity over the net of the fair values assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is recognized and allocated to specific properties. The Company tests goodwill for impairment annually or more frequently if events or changes in circumstances indicate impairment.
In accordance with FASB ASC 350, Intangibles - Goodwill and Other, the Company tests goodwill for impairment by making a qualitative assessment of whether it is more likely than not that the specific property's fair value is less than its carrying amount before application of the two-step goodwill impairment test. The two-step goodwill test is not performed for those assets where it is concluded that it is not more likely than not that the fair value of a specific property is greater than its carrying amount. For those specific properties where this is not the case, the two step procedure detailed below is followed in order to determine the amount of goodwill impairment.
In the first step, the Company compares the estimated fair value of each property with goodwill to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess. The Company tested goodwill for impairment as of December 31, 2015, 2014 and 2013 and recorded no impairment to goodwill as of December 31, 2015, 2014 and 2013.
Impairment
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

period of the asset or a change in demand for lodging at the Company's hotels. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated entities may be other than temporarily impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair value of the investment. The fair value of the underlying investment includes a review of expected discounted cash flows to be received from the investee.
Involuntary Conversion of Assets
On August 24, 2014, Napa, California experienced a 6.0 magnitude earthquake that impacted two of the Company's lodging properties. The Company recorded involuntary losses of $9.0 million, which represents the book value of the properties and equipment written off for the property damage. As it was probable that the Company would receive insurance proceeds to compensate for the property damages, the Company also recorded an offsetting insurance recovery receivable of $9.0 million. As of December 31, 2015, there was no remaining receivable related to property damage insurance recoveries.
The Company will not record an insurance recovery receivable for business interruption losses until the amount for such recoveries is known and the amount is realizable. The business interruption insurance recovery for the year ended December 31, 2015 was $6.2 million, and is included in other income on the combined consolidated statement of operations and comprehensive income.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the combined consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. Additionally, if the sale constitutes a strategic shift with a major effect on operations, the operations are classified on the combined consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
Disposition of Real Estate
The Company accounts for dispositions in accordance with FASB ASC 360-20, Real Estate Sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit and the buyer has paid a significant non0refundable deposit. Prior to 2014, the Company recorded all dispositions as discontinued operations for the applicable periods presented. Upon the adoption of Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the Company records a disposition as discontinued

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

operations only if it represents a strategic shift and has (or will have) a major effect on the Company's results and operations. In November 2014, the Company sold 52 select-service hotels (the "Suburban Select Service Portfolio") consisting of 6,976 rooms (unaudited). The sale of the Suburban Select Service Portfolio represented a strategic shift and had a major impact on the financial statements. The operations of these 52 select service hotels are reflected as discontinued operations on the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013. Other dispositions in 2014 and a disposition in 2015 are still classified as continuing operations.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which included amendments that changed the requirements for reporting discontinued operations and required additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 was effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. The Company elected to early adopt ASU 2014-08. Effective January 1, 2014 asset disposals were included as a component of income from continuing operations unless the disposal represented a strategic shift and has (or will have) a major effect on the entity's results and operations.
Deferred Financing Costs
Financing costs related to long-term debt are recorded at cost and are amortized as interest expense over the life of the related debt instrument, unless there is a significant modification to the debt instrument. Accumulated amortization at December 31, 2015 and 2014 was $8.3 million and $6.7 million, respectively.
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). The Company nets assets and liabilities when the right of offset exists. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2015, 2014 and 2013, comprehensive income (loss) was $90.3 million, $109.8 million and $(51.5) million, respectively. As of December 31, 2015 and 2014, the Company's accumulated other comprehensive income was $1.5 million and $0, respectively.
Income Taxes
The Company has elected to be taxed as, and has operated in a manner that will allow the Company to qualify as, a REIT for federal income tax purposes. So long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status during the four years following the failure. Even if

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
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
Income tax expense in the combined consolidated financial statements for the period from January 1, 2015 through February 3, 2015 and for year ended December 31, 2014 was calculated on a "carve-out" basis from InvenTrust.
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, performance units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve parity with other Operating Partnership units or achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying combined consolidated statements of operations and comprehensive income and capitalized in building and other improvements in the combined consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
During 2014, the Company maintained the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan. The 2014 Share Unit Plan provided for the grant of "share unit" awards to eligible participants. The value of a "share unit" was determined based on a phantom capitalization of the Company's lodging business and does not necessarily correspond to the value of a share of common stock of Xenia. Vesting of the share units granted in 2014 is conditioned upon the occurrence of a triggering event, such as a listing, which occurred on February 4, 2015. The Company did not recognize share based compensation expense until the triggering event occurred.
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
Segment Information
We allocate resources and assess operating performance based on individual hotels and consider each one of our hotels to be an operating segment. All of our individual operating segments meet the aggregation criteria. All of our other real estate investment activities are immaterial and meet the aggregation criteria, and thus, we report one segment: investment in hotel properties.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

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
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities ("VIEs") and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the effect of ASU No. 2015-02, but does not expect it to have a significant impact on its combined consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption of the standard permitted, and should be applied retrospectively to all periods. The Company has elected to early adopt ASU 2015-03. Effective January 1, 2015, the Company will reclassify deferred financing costs from other assets to be shown net of debt in the liabilities section of the Company's combined consolidated balance sheet. As of December 31, 2015 and 2014, the Company made reclassifications of $8.3 million and $6.7 million, respectively, to present deferred loan costs in debt on the combined consolidated balance sheets, respectively, which were previously included in other assets.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect ASU No. 2015-16 to have a significant impact on its combined consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. The new standard is effective for the Company on January 1, 2017. Early adoption is permitted. The Company does not expect ASU No. 2015-17 to have a significant impact on its combined consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces ASC Topic 840, Leases, and requires most lessee leases to be recorded on the Company's balance sheet as either operating or financing leases as a right of use asset with a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement as lease expense and financing leases will be accounted for similar to the accounting for amortizing debt. ASU 2016-02, allows lessors to capitalize only incremental initial direct leasing costs and will require only tenant payments for tax and insurance to be recognized as lease revenue. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is evaluating the effect that ASU 2016-02 will have on its combined consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

3. Acquired Properties
During the year ended December 31, 2015, the Company acquired three hotels for a total purchase price of $245 million, excluding closing costs of $4.5 million, which were expensed and included in acquisitions costs on the combined consolidated statement of operations and comprehensive income. The sources of funding for the acquisition were cash on hand and borrowings under the Company's senior unsecured credit facility. The following is a summary of the hotel acquisitions for the year ended December 31, 2015 (dollar amounts in thousands):

Property	Location	Acquisition Date	Rooms (unaudited)	Purchase price(1)
Canary Santa Barbara	Santa Barbara, CA	July 2015	97	$80,000
Hotel Palomar Philadelphia	Philadelphia, PA	July 2015	230	100,000
RiverPlace Hotel	Portland, OR	July 2015	84	65,000
Total			411	$245,000

(1)	All hotels are managed by Kimpton Hotel & Restaurant Group, LLC and were acquired as part of a portfolio acquisition.
Also in July 2015, the Company entered into a purchase agreement to acquire the Hotel Commonwealth in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs. The Company closed on the sale in January 2016, upon the seller completing a 96 room hotel expansion. As of December 31, 2015, the Company had a non-refundable deposit of $20 million, which is included in other assets on the combined consolidated balance sheet.
During the year ended December 31, 2014, the Company acquired one lodging property and one retail property for a combined purchase price of $190.4 million, excluding closing costs of $1.2 million. The following is a summary of the acquisitions for the year ended December 31, 2014 (dollar amounts in thousands):

Property	Location	Acquisition Date	Rooms / Square Feet (unaudited)	Purchase Price
Aston Waikiki Beach Hotel	Honolulu, HI	February 2014	645 Rooms	$183,000
Key West Bottling Court	Key West, FL	November 2014	13,332 Square Feet	7,400
Total				$190,400
The following reflects the purchase price allocation for the three hotels acquired during the year ended December 31, 2015 and one hotel and one retail property acquired during the year ended December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014
Land	$49,743	$4,200
Building and improvements	172,928	146,695
Furniture, fixtures, and equipment	21,907	27,087
Intangibles and other assets	422	—
Total fixed assets	245,000	177,982
Below market ground lease	—	9,516
Net other assets and liabilities	—	2,902
Total purchase price	$245,000	$190,400
The revenues and net income attributable to the properties acquired in 2014 were approximately $35.2 million and $7.4 million, respectively, for the year December 31, 2014 and are included in the Company's combined consolidated statements of operations and comprehensive income. The revenues and net income attributable to the properties acquired in 2015 were approximately $24.4 million and $5.0 million, respectively, for the year December 31, 2015 and are included in the Company's combined consolidated statements of operations and comprehensive income.
The following unaudited pro forma financial information presents the results of operations as if the 2015 acquisitions had taken place on January 1, 2014 and if the 2014 acquisitions had taken place on January 1, 2013. The unaudited pro forma financial

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

information is not necessarily indicative of what actual results of operations of the Company would have been, nor does it purport to represent the results of operations for future periods. The unaudited proforma financial information is as follows (in thousands, except per share and per share data):

	Year Ended December 31,
	2015	2014	2013
Revenue	$1,003,193	$981,243	$692,648
Net income attributable to common stockholders (1)	$88,581	$108,779	$(41,536)
Net income per share attributable to common stockholders - basic and diluted	$0.79	$0.96	$(0.37)
Weighted average number of common shares - basic	111,989,686	113,397,997	113,397,997
Weighted average number of common shares - diluted	112,138,223	113,397,997	113,397,997

(1)	The pro forma results above exclude acquisition costs of $4.5 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively.
4. Disposed Properties
In January 2015, one land parcel, valued at $1.2 million, was transferred to InvenTrust and was included in the net contributions from InvenTrust in the accompanying combined consolidated statement of changes in equity.
In September 2015, the Company entered into a purchase and sale agreement to sell the Hyatt Regency Orange County, at which time the hotel was determined to have met the held for sale criteria and was presented as assets and liabilities associated with assets held for sale on the Company's combined consolidated balance sheet for all periods presented. In October 2015, the Company sold the Hyatt Regency Orange County hotel for a sale price of $137 million, and recognized a gain of $43.0 million on the combined consolidated statement of operations and comprehensive income for the year ended December 31, 2015. The Company received net proceeds of $70.6 million, after paying off the $61.9 million outstanding property level mortgage at the time of the sale, and retained the $5.9 million balance in the hotel's capital expenditure reserve account. The operating results of the hotel are included in the Company's combined consolidated financial statements as part of continuing operations in accordance with ASU No. 2014-08, as it did not represent a strategic shift or have a major effect on the Company's results of operations. The assets and liabilities of the hotel are included in assets and liabilities associated with assets held for sale at their respective net book values on the accompanying combined consolidated balance sheets as of December 31, 2014.
During the year ended December 31, 2014, the Company disposed of 55 hotel properties. The operating results of three hotel properties, including the Crowne Plaza Charleston Airport - Convention Center, DoubleTree Suites Atlanta Galleria, and Holiday Inn Secaucus Meadowlands, are included in the Company's combined consolidated financial statements as part of continuing operations in accordance with ASU No. 2014-08, as they did not represent a strategic shift or have a major effect on the Company's results of operations. The Company recognized a gain of $0.7 million related to the sale of these properties, which is included in the accompanying combined consolidated statements of operations and comprehensive income for the year ended December 31, 2014.
The remaining 52 lodging properties were sold by InvenTrust on November 17, 2014 (the "Suburban Select Service Portfolio"), which were properties previously overseen by the Company. This disposition represented a strategic shift and had a major effect on the Company's results of operations. Accordingly, the results of operations of these 52 lodging properties are presented as discontinued operations in the combined consolidated financial statements for the years ended December 31, 2015, 2014, and 2013 pursuant to ASU 2014-08. For the year ended December 31, 2014, the net proceeds received for the disposition of the 55 hotel properties was $1,085 million and the Company incurred $8.0 million loan defeasance costs. The Company recognized a gain of $135.7 million related to the sale of these properties, which is included in the accompanying combined consolidated statements of operations and comprehensive income for the year ended December 31, 2014 in discontinued operations.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

The following represents the disposition details for the properties sold in the years ended December 31, 2015 and 2014 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Disposition Price
Hyatt Regency Orange County (1)	10/2015	656	$137,000
Crowne Plaza Charleston Airport - Convention Center(1)	05/2014	166	13,250
DoubleTree Suites Atlanta Galleria (1)	08/2014	154	12,600
Suburban Select Service Portfolio - 52 properties (2)	11/2014	6,976	1,071,000
Holiday Inn Secaucus Meadowlands (1)	12/2014	161	4,600
Total		8,113	$1,238,450

(1)	Included in net income from continuing operations in the combined consolidated statement of operations and comprehensive income.

(2)	Included in net income (loss) from discontinued operations in the combined consolidated statement of operations and comprehensive income.
As discontinued operations, the components are presented below and include the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues	$—	$224,490	$232,521
Depreciation and amortization expense	—	35,864	50,634
Other expenses	511	146,229	156,751
Operating (loss) income from discontinued operations	(511)	42,397	25,136
Interest and other expense	—	(33,012)	(32,719)
Income tax (expense) benefit	—	(4,566)	413
Gain on sale of properties	22	135,692	1,564
Loss on extinguishment of debt	—	(65,391)	(20)
Net (loss) income from discontinued operations	$(489)	$75,120	$(5,626)
Net cash provided by (used in) operating activities from the properties classified as discontinued operations for the year ended December 31, 2015, 2014 and 2013 was $(0.5) million, $(18.2) million and $41.9 million, respectively. Net cash provided by (used in) for investing activities by the properties classified as discontinued operations for the year ended December 31, 2015, 2014 and 2013 was $0, $1,043.3 million and $(6.0) million, respectively, consisting primarily of proceeds from the dispositions, net of capital expenditures.
5. Investment in Partially Owned Entities
Consolidated Entities
During 2013, the Company entered into two joint ventures for each to develop a lodging property, the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook, respectively. The Company has ownership interests of 75% in each joint venture. These entities are considered VIE's as defined in FASB ASC 810, Consolidation, because the entities do not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIE's that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially be significant to the Company, or the right to receive benefits from the VIE's that could potentially be significant to the Company. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	December 31, 2015	December 31, 2014
Net investment properties	$74,592	$39,736
Other assets	2,548	1,318
Total assets	$77,140	$41,054
Mortgages, notes and margins payable	(45,734)	(21,214)
Other liabilities	(2,848)	(6,465)
Total liabilities	$(48,582)	$(27,679)
Net assets	$28,558	$13,375
In August 2015, the Grand Bohemian Hotel Charleston began operations as a 50 room (unaudited) boutique lifestyle hotel. The total development cost of the property was $32 million. In October 2015, the Grand Bohemian Hotel Mountain Brook began operations as a 100 room (unaudited) boutique lifestyle hotel. The total development cost of the property was $45 million.
All operations of the two hotels from the date of their respective opening through December 31, 2015 were consolidated in the accompanying combined consolidated statement of operations and comprehensive income, with a corresponding allocation for non-controlling interests.
Under the terms of the two joint venture agreements, the Company's total capital investment in these two development properties was limited to $7.2 million and $9.6 million for the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook, respectively, and as of December 31, 2015 there is no amount remaining to be invested by the Company.
Unconsolidated Entities
Prior to February 21, 2014, the Company owned an interest in one unconsolidated partnership entity. On February 21, 2014, the Company bought out its partner's interest in this entity and began consolidating this investment in its financial statements. In connection with this acquisition, the Company recorded the assets and liabilities of the entity at fair value resulting in a gain of $4.5 million. Prior to the entity being wholly owned, the equity method of accounting was used to account for this investment and the Company’s share of net income or loss was reflected in the combined consolidated financial statements as equity in earnings (loss), (impairment) of investment and gain on consolidation of unconsolidated entity, net. In November 2014, this property was sold as part of the Suburban Select Service Portfolio, and as of December 31, 2015, the Company does not have any remaining investments in unconsolidated entities.
The summarized results of operations of the Company's investment prior to the purchase of the remaining interest in the joint venture for the years ended December 31, 2014 and 2013 are presented below (in thousands):

	January 1 - February 20, 2014	Year Ended December 31, 2013
Revenues	$932	$7,950
Expenses:
Interest expense and loan cost amortization	43	636
Depreciation and amortization	129	1,127
Operating expenses, ground rent and general and administrative expenses	802	4,905
Termination fee	325	—
Total expenses	1,299	6,668
Net loss	$(367)	$1,282
Company's share of net loss	$(293)	$484

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

During the year ended December 31, 2013, the Company recorded an impairment of $1.0 million on its investment in the unconsolidated joint venture and recorded a gain of $0.5 million attributable to the sale of three lodging joint ventures, which were included on the combined consolidated statement of operations and comprehensive income in equity in earnings (loss), (impairment) of investment and gain on consolidation of unconsolidated entity, net for the year then ended.
6. Transactions with Related Parties
The following table summarizes the Company’s related party transactions (in thousands):

	Year Ended December 31,
	2015	2014	2013
General and administrative allocation (a)	$1,135	$20,747	$11,658
Business management fee (b)	—	1,474	12,743
Loan placement fees (c)	—	68	208
Transition services fees (d)	514	—	—

(a)
General and administrative allocations include costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company's executives in InvenTrust's benefit plans. InvenTrust allocated to the Company a portion of its corporate overhead costs which was based upon the Company's percentage share of the average invested assets of InvenTrust. As InvenTrust was managing various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. Therefore, using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. However, actual costs may have differed from allocated costs if the Company had operated as a stand-alone entity during such period and those differences may have been material. For the years ended December 31, 2015, 2014 and 2013, the general and administrative allocation related to the Suburban Select Service Portfolio was $0, $4.8 million and $2.7 million and was included in discontinued operations on the combined consolidated statement of operations and comprehensive income. Following the time of the spin-off, the Company was not allocated any further general and administrative expenses.

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

As of December 31, 2015 and 2014, the Company owed $2.6 million and $12.7 million, respectively, to InvenTrust which is included in other liabilities in the combined consolidated balance sheets. As of December 31, 2015, the amount due to InvenTrust was for purchases of furniture, fixtures and equipment funded by InvenTrust and for other taxes paid by InvenTrust on behalf of the Company. As of December 31, 2014, the amount due to InvenTrust was related to transaction and separation costs associated with the spin-off.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

7. Intangible Assets and Goodwill
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Intangible assets:
Acquired in-place lease intangibles	$2,942	$3,127
Acquired above market lease costs	482	548
Acquired below market ground lease	20,026	20,026
Advance bookings	12,092	13,870
Accumulated amortization	(17,140)	(15,143)
Net intangible assets	18,402	22,428
Goodwill	42,113	42,113
Total intangible assets, net	$60,515	$64,541
Intangible liabilities:
Acquired below market lease costs	$(4,631)	$(4,631)
Acquired above market ground lease	—	(258)
Accumulated amortization	691	677
Intangible liabilities, net	$(3,940)	$(4,212)
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to other revenues. Amortization pertaining to the above market lease is applied as a reduction to other revenues. Amortization pertaining to the below market lease costs is applied as an increase to other revenues. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease and is recorded as amortization expense. The portion of the purchase price allocated to acquired below market ground lease is amortized on a straight line basis over the life of the related lease and is recorded as ground lease expense. The portion of the purchase price allocated to advance bookings is amortized on a straight line basis over the estimated life and is recorded as depreciation and amortization.
The following table summarizes the amortization related to intangibles for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Amortization of:
Acquired above market lease costs	$(124)	$(173)
Acquired below market lease costs	272	370
Net other revenues increase	$148	$197
Acquired in-place lease intangibles	$964	$594
Acquired below market ground lease	$380	$265
Advance bookings	$2,485	$3,549

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities at December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Amortization of:
Acquired above market lease costs	$(108)	$(32)	$(19)	$(18)	$(1)	$(1)	$(179)
Acquired below market lease costs	254	249	194	194	194	2,855	3,940
Net other revenues increase	$146	$217	$175	$176	$193	$2,854	$3,761

Acquired in-place lease intangibles	$608	$471	$157	$100	$—	$—	$1,336
Advance bookings	1,464	31	12	—	—	—	1,507
Acquired below market ground lease	426	426	426	426	426	13,249	15,379

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

8. Debt
Debt as of December 31, 2015 and 2014 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type (1)	Rate		Maturity Date	December 31, 2015	December 31, 2014
Mortgage Loans
Hilton Garden Inn Washington DC Downtown	Fixed	5.45%		11/11/2015	—	55,859
Andaz San Diego	Variable	3.67%		3/1/2016	—	26,315
Marriott Griffin Gate Resort & Spa	Variable	2.74%		3/23/2016	34,374	35,091
Hilton Garden Inn Chicago North Shore/Evanston	Fixed	5.94%		6/1/2016	—	18,777
Grand Bohemian Hotel Orlando	Fixed	5.82%		10/1/2016	49,360	50,298
Marriott Woodlands Waterway Hotel & Convention Center	Fixed	4.50%		12/1/2016	—	74,049
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed	5.50%		12/6/2016	97,000	97,000
Renaissance Austin Hotel	Fixed	5.51%		12/8/2016	83,000	83,000
Hyatt Regency Orange County(2)	Fixed	5.25%		1/3/2017	—	63,035
Courtyard Pittsburgh Downtown	Fixed	4.00%		3/1/2017	22,607	23,261
Hampton Inn & Suites Denver Downtown	Fixed	5.25%		3/1/2017	—	13,625
Marriott San Francisco Airport Waterfront	Fixed	5.40%		4/1/2017	—	53,585
Courtyard Birmingham Downtown at UAB	Fixed	5.25%		4/1/2017	13,353	13,650
Hilton University of Florida Conference Center Gainesville(3)	Fixed	6.46%		2/1/2018	27,775	27,775
Fairmont Dallas	Variable	2.29%		4/10/2018	56,217	56,892
Residence Inn Denver City Center	Variable	2.66%		4/17/2018	45,210	45,210
Marriott Dallas City Center	Variable	2.66%		5/24/2018	40,090	40,090
Bohemian Hotel Savannah Riverfront	Variable	2.76%		12/17/2018	27,480	27,480
Andaz Savannah	Variable	2.24%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Variable	2.34%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	2.59%		1/17/2019	26,000	26,000
Hyatt Regency Santa Clara	Variable	2.41%		1/20/2019	60,200	60,200
Loews New Orleans Hotel	Variable	2.62%		2/22/2019	37,500	37,500
Andaz Napa(4)	Variable	2.34%		3/21/2019	38,000	30,500
Westin Galleria & Oaks Houston	Variable	2.92%	(5)	5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	16,877	17,108
Grand Bohemian Hotel Charleston (JV)	Variable	2.82%		11/10/2020	19,950	11,119
Grand Bohemian Hotel Mountain Brook (JV)	Variable	2.92%		12/27/2020	25,784	10,095
Residence Inn Boston Cambridge(6)	Fixed	4.48%		10/28/2025	63,000	30,674
Total Mortgage Loans		3.65%	(7)		956,277	1,200,688
Mortgage Loan Premium / (Discounts)(8)	—	—		—	(661)	(1,660)
Unamortized loan costs(9)	—	—		—	(8,305)	(6,674)
Senior Unsecured Credit Facility	Variable	2.04%		2/3/2019	—	—
Term Loan $175M	Hedged	2.79%		2/15/2021	175,000	—
Term Loan $125M(10)	Hedged	3.63%		10/22/2022	—	—
Line of Credit Allocation	—	—		—	—	96,020
Total Debt(11)		3.51%	(7)		1,122,311	1,288,374

(1)	Floating index is one month LIBOR.

(2)	Loan balance was repaid with proceeds from the sale of the hotel property in October 2015.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

(3)
The hotel was sold in February 2016, and the related debt was paid off with proceeds from the sale. The balance of the mortgage was included in liabilities associated with assets held for sale as of December 31, 2015.

(4)	Obtained incremental proceeds under terms of the mortgage of $7.5 million in November 2015.

(5)	The Company modified the terms of the loan in December 2015 to lower the interest rate spread over LIBOR from 3.15% to 2.50% and to extend the prepayment provision.

(6)
In October 2015, Company refinanced the mortgage with a new loan bearing a 4.48% fixed interest rate and October 2025 maturity. Additional proceeds of $33 million were received under the refinanced terms of the mortgage.

(7)	Weighted average interest rate as of December 31, 2015.

(8)	Loan premiums/(discounts) on assumed mortgages recorded in purchase accounting.

(9)	See Note 2 for further discussion on the adoption of ASU 2015-03.

(10)	Funded $125 million in January 2016 in connection with the acquisition of the Hotel Commonwealth.

(11)
Includes the Hilton University of Florida Conference Center Gainesville mortgage of $27.8 million that is included in liabilities associated with assets held for sale on the combined consolidated balance sheet as of December 31, 2015.

In connection with repaying mortgage loans during the year, the Company incurred prepayment and extinguishment fees of approximately $5.3 million which is included in the loss on extinguishment of debt in the accompanying combined consolidated statements of operations and comprehensive income for the year ended December 31, 2015. The loss from extinguishment of debt represents the unamortized deferred financing costs incurred when the original agreements were executed and termination penalty payments.
Debt outstanding as of December 31, 2015 and December 31, 2014 was $1,131 million and $1,201 million and had a weighted average interest rate of 3.51% and 3.96% per annum, respectively. Mortgage premiums and discounts was a net $0.7 million and $1.7 million as of December 31, 2015 and December 31, 2014, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2015 (1)	Weighted average interest rate
2016	$263,734	5.20%
2017	35,959	4.46%
2018	196,772	3.10%
2019	334,200	2.59%
2020	62,612	3.14%
Thereafter	238,000	3.24%
Total	1,131,277	3.51%
Mortgage premiums and discounts, net	(661)	—
Unamortized loan costs (2)	(8,305)	—
Senior unsecured credit facility (maturing in 2019)	—	—
Total Debt	$1,122,311	3.51%

(1)
Includes the Hilton University of Florida Conference Center Gainesville mortgage of $27.8 million that is included in liabilities associated with assets held for sale on the combined consolidated balance sheet as of December 31, 2015.

(2)	See Note 2 for further discussion on the adoption of ASU 2015-03.
Of the total outstanding debt at December 31, 2015, approximately $23.1 million is recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the prepayment of an extension fee. We expect to repay refinance or extend our maturing debt as it becomes due.
Term Loan Facilities
In October 2015, the Company executed a $175 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in February 2021. Simultaneously with the closing of the $175 million unsecured term loan, the Company entered into swap agreements to fix LIBOR at 1.29% for the entire term of the loan, for a combined rate of 2.79% as of December 31, 2015. A portion of the proceeds from the $175 million unsecured term loan was

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

used to pay off the outstanding balance on the unsecured revolving credit facility and the remaining proceeds were used to pay off one property level mortgage with a principal balance of $53 million.
Additionally in October 2015, the Company executed a $125 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in October 2022. In December 2015, the Company entered into swap agreements to fix LIBOR at 1.83% for the entire term of the loan, for a combined rate of 3.63% as of December 31, 2015. The $125 million unsecured term loan was funded in January 2016 in connection with the acquisition of the Hotel Commonwealth.
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
As of December 31, 2015, there was no outstanding balance on the senior unsecured facility. During the year ended December 31, 2015 the Company incurred unused fees of approximately $1.0 million. As of March 1, 2016, there was no outstanding balance on the senior unsecured credit facility.
Financial Covenants
Our senior unsecured credit facility and unsecured term loan agreements contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Failure of the Company to comply with the financial covenants contained in its credit facilities, unsecured term loans and non-recourse secured mortgages could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions.
If the Company violates the financial covenants contained in any of its credit facility, unsecured term loans or mortgages described above, the Company may attempt to negotiate waivers of the violations or amend the terms of the applicable credit facilities, unsecured term loans or mortgages with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the credit facilities or unsecured term loans were to occur, the Company would possibly have to refinance the debt through additional debt financing, private or public offerings of debt securities, or equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the credit facility, unsecured term loans, or mortgages it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow, and, consequently, cash available for distribution to its stockholders.
A cash trap associated with a mortgage loan may limit the overall liquidity for the Company as cash from the hotel securing such mortgage would not be available for the Company to use. If the Company is unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of income and asset value to the Company.
As of December 31, 2015, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facility, unsecured term loans or mortgage loans.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

9. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  At December 31, 2015, all derivative instruments were designated as cash flow hedges.
At December 31, 2015, the aggregate fair value of interest rate swap assets of $1.8 million was included in other assets in the accompanying combined consolidated balance sheet and the aggregate fair value of interest rate swap liabilities of $0.3 million was included in other liabilities in the accompanying combined consolidated balance sheet. For the year ended December 31, 2015, the Company had an unrealized gain of $1.5 million that is included in the statement of operations and comprehensive income. The Company did not reclass any amounts out of comprehensive income to net income during the year ended December 31, 2015. There were no outstanding derivatives instruments for the year ended December 31, 2014.
The following table summarizes the terms of the derivative financial instruments held by the Company and the asset (liability) that has been recorded (in thousands):

Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$604
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	817
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	754
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	50,000	(229)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	(145)
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	(126)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	(132)
						$300,000	$1,543

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge ineffectiveness testing during the year ended December 31, 2015.
10. Fair Value Measurements
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

Fair Value Measurement Date
December 31, 2015
Description	Significant Unobservable Inputs (Level 2)
Assets
Interest rate swaps	$1,820
Liabilities
Interest rate swaps	(277)
Total	$1,543
The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows under each arrangement. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which are classified within level 2 of the fair value hierarchy. The Company also incorporates credit value adjustments to appropriately reflect each parties’ nonperformance risk in the fair value measurement, which utilizes level 3 inputs such as estimates of current credit spreads. However, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of the derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified within level 2 of the fair value hierarchy.
Non-Recurring Measurements
Investment Properties
During the years ended December 31, 2015 and 2014, the Company recorded an impairment of investment properties of $0 and $5.4 million, respectively, which is included in the provision for asset impairment on the combined consolidated statement of operations and comprehensive income. The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2015 and 2014, respectively (in thousands):

	Fair Value at Measurement Date
	December 31, 2015	December 31, 2014
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Investment properties	$—	$17,200
Total	$—	$17,200
During the year ended December 31, 2014, the Company identified two hotel properties which had a reduction in their expected holding period and reviewed the probability of the assets' disposition. The Company recorded an impairment of investment properties of $5.4 million for the year ended December 31, 2014 based on the estimated fair value using letters of intent, purchase contracts and average selling costs. The properties were subsequently sold in August and November 2014.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the combined consolidated financial statements as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$1,130,616	$1,137,149	$1,199,028	$1,194,237
Unsecured credit facility	$—	$—	$96,020	$96,020
Total	$1,130,616	$1,137,149	$1,295,048	$1,290,257
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 3.48% and 3.96% per annum as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, the fair value estimate of the unsecured term loan approximated the carrying value. As of December 31, 2014, the fair value estimate of the unsecured credit facility approximated the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2015 and 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
11. Income Taxes
During the year ended December 31, 2015, the Company recognized income expense of $6.3 million, of which $1.9 million of the expense for the year ended December 31, 2015 related to taxes on a one-time gain on the transfer of a hotel resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT. The Company's effective tax rate differed from the federal statutory rate predominately due to the dividends paid deduction, state income taxes, and changes to valuation allowances. During the years ended December 31, 2014 and 2013, the Company recognized $5.9 million and $3.6 million income tax expense, respectively, which was calculated on a "carve-out" basis from InvenTrust. During the years ended December 31, 2014 and 2013, the Company also recognized income tax expense of $4.6 million and an income tax benefit of $0.4 million, respectively, related to the operations of the Suburban Select Service Portfolio, which was included in discontinued operations.
The Company elected to be taxed as, and has operated in a manner that will allow the Company to qualify as, a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") for federal income tax purposes. As a REIT, the Company generally will not be subject to U.S. federal corporate income tax on its net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company also may be subject to certain federal, state, and local taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to its taxable REIT subsidiaries, (4) certain state or local income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. It is the Company's current intention to adhere to these requirements and maintain the Company's qualification for taxation as a REIT.
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company’s hotels are leased to certain of the Company’s taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and its wholly-owned subsidiaries are eliminated in consolidation for financial statement purposes.
For the year ended December 31, 2015, 100% of the distributions made to stockholders were taxable ordinary income for federal tax purposes.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

The (provision) benefit for income taxes related to continuing operations consists of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$(4,028)	$(1,340)	$(709)
State	(2,178)	(1,102)	(1,225)
Total current	$(6,206)	$(2,442)	$(1,934)
Deferred:
Federal	$(471)	$(3,303)	$(1,501)
State	382	(120)	(184)
Total deferred	$(89)	$(3,423)	$(1,685)
Total tax provision	$(6,295)	$(5,865)	$(3,619)
Total tax (provision) benefit attributable to discontinued operations	$—	$(4,568)	$413
Below is a reconciliation between the benefit (provision) for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes:

	Years Ended December 31,
	2015		2014		2013
Book Income before Taxes	$95,426		$40,544		$(42,223)
(Provision) benefit for income taxes at statutory rate	(33,393)	35.00%	(14,199)	35.00%	14,778	35.00%
Tax benefit related to REIT operations	27,783	(28.68)%	8,786	(21.66)%	(17,241)	(40.83)%
Income for which no federal tax benefit was recognized	(1,930)	2.17%	(3,092)	7.62%	(617)	(1.46)%
Valuation allowances	2,752	(3.10)%	3,496	(8.62)%	117	0.28%
State tax (provision) benefit, net of federal	(1,706)	1.92%	(1,015)	2.50%	(642)	(1.52)%
Other	199	(0.22)%	159	(0.39)%	(14)	(0.03)%
Total Tax Expense	$(6,295)	7.09%	$(5,865)	14.45%	$(3,619)	(8.56)%
Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the combined consolidated balance sheets, respectively, and are attributed to the activity of the Company's taxable REIT subsidiaries. The components of the deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Net operating loss	$5,063	$6,471
Deferred income	1,567	1,833
Basis difference on property	—	—
Depreciation expense	—	1,066
Miscellaneous	100	201
Total deferred tax assets	6,730	9,571
Less: Valuation allowance	(4,426)	(7,178)
Net deferred tax assets	$2,304	$2,393
At December 31, 2015, the Company had U.S. federal and state net operating loss carryforwards of approximately $11.2 million and $25.3 million, respectively which begin to expire in 2023. Of the Company's U.S. federal net operating loss carryforwards, $11.2 million are subject to limitation and the Company has established a valuation allowance against such amounts.
Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

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
Based upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $4.4 million, at December 31, 2015. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
During 2015 the Company reversed $2.8 million of valuation allowance associated with certain deferred tax assets generated by deferred income. In connection with the utilization of all non-limited U.S. federal net operating loss carryforwards, the Company has determined that such difference will be fully realized.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2015. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2015. The Company has no material interest or penalties relating to income taxes recognized in the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013 or in the combined consolidated balance sheets as of December 31, 2015 and 2014. As of December 31, 2015, the Company’s 2015, 2014, and 2013 tax years remain subject to examination by U.S. and various state tax jurisdictions.
12. Stockholders' Equity
Preferred Shares
The Company is authorized to issue up to 50 million shares of preferred stock, 0.01 par value per share. On January 5, 2015, the Company issued 125 shares of preferred stock of the Company, designated as 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share, with a liquidation preference of $1,000 per share (the "Series A Preferred Stock"), in a private placement to approximately 125 investors who qualify as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended (the "Securities Act")) for an aggregate purchase price of $125 thousand.
On September 30, 2015, the Company redeemed its 125 outstanding shares of the Series A Preferred Stock and the Operating Partnership redeemed its 125 outstanding units of the Series A Preferred Units, for $1,100.00 per share/unit plus accrued and unpaid dividends of $31.25 per share/unit, including a $100.00 redemption premium, for an aggregate per share/unit redemption of $1,131.25. Dividends on the Series A Preferred Stock ceased accruing on September 30, 2015. Following the redemption, in accordance with the Company’s charter, the Board of Directors of the Company reclassified the unissued shares of the Company’s Series A Preferred Stock as authorized but unissued shares of Preferred Stock without designation as to series.
Common Shares
The Company is authorized to issue up to 500 million shares of its Common Stock, $0.01 par value per share. On February 3, 2015, the Company spun off from InvenTrust, its former parent, through a taxable pro rata distribution by InvenTrust of 95% of the Common Stock as of the close of business on January 20, 2015. Each holder of record of InvenTrust's common stock received one share of Common Stock for every eight shares of InvenTrust's common stock held at the close of business on the Record Date. In lieu of fractional shares, stockholders of InvenTrust received cash. On February 4, 2015, Xenia’s Common Stock began trading on the NYSE under the ticker symbol "XHR." As a result of the spin-off, the Company became a stand-alone, publicly-traded company.
On February 4, 2015, in conjunction with the listing of the Company's common stock on the NYSE, the Company commenced a modified "Dutch Auction" self-tender offer (the "Tender Offer") to purchase for cash up to $125 million in value of shares of the Company’s Common Stock at a price not greater than $21.00 nor less than $19.00 per share, net to the seller in cash, less any applicable withholding of taxes and without interest. The Tender Offer expired on March 5, 2015. As a result of the Tender Offer, the Company accepted for purchase 1,759,344 shares of its Common Stock at a purchase price of $21.00 per share, for an aggregate purchase price of $36.9 million (excluding fees and expenses relating to the Tender Offer), which was funded from

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

cash on hand. The 1,759,344 shares of Common Stock accepted for purchase in the Tender Offer represented approximately 1.6% of the Company’s Common Stock outstanding as of February 3, 2015, the last day prior to the commencement of the Tender Offer. Stockholders who properly tendered and did not properly withdraw shares of Common Stock in the Tender Offer at or below the final purchase price of $21.00 per share had all of their tendered shares of Common Stock purchased by the Company at $21.00 per share.
As of December 31, 2015, the Company had 111,671,372 shares of Common Stock outstanding.
Distributions
Common Stock
The Company paid the following dividends on common Stock during the year ended December 31, 2015:

Dividend per Share/Unit(1)		For the Quarter Ended	Record Date	Payable Date
$0.15	(2)	March 31, 2015	March 31, 2015	April 15, 2015
$0.23		June 30, 2015	June 30, 2015	July 15, 2015
$0.23		September 30, 2015	September 30, 2015	October 15, 2015
$0.23		December 31, 2015	December 31, 2015	January 15, 2016

(1)	Amounts are rounded to the nearest whole cent for presentation purposes

(2)	Represents the Company's anticipated regular quarterly dividend of $0.23 per share, prorated for the period from February 3, 2015 through March 31, 2015.
Preferred Stock
The Company paid the following dividends on its 12.5% Series A preferred stock during the year ended December 31, 2015:

Dividend per Share		For the Period	Record Date	Payable Date
$61.11	(1)	June 30, 2015	June 15, 2015	June 30, 2015
$31.25	(2)	September 30, 2015	September 30, 2015	September 30, 2015

(1)	Represents the Company's anticipated regular semi-annual dividend of $62.50 per share, prorated for the period from February 5, 2015 through June 30, 2015.

(2)
Represents the Company's anticipated regular semi-annual dividend of $62.50 per share prorated for the period from July 1, 2015 through September 30, 2015. This dividend was paid in connection with the redemption of the Series A Preferred Stock on September 30, 2015, and constitutes accrued but unpaid dividends on the Series A Preferred Stock as of the redemption date.

Non-controlling Interest of Common Units in Operating Partnership
As of December 31, 2015, the Operating Partnership had 521,450 long-term incentive partnership units ("LTIP units") outstanding, representing a 0.5% partnership interest held by the limited partners. Of the 521,450 LTIP units outstanding at December 31, 2015, 23,401 units had vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described below in the Note 14.
As of December 31, 2015, the Company accrued $34 thousand in dividends related to the LTIP units, which were paid in January 2016.
Stock Repurchase Program
In December 2015, the Company’s Board of Directors authorized a share repurchase program (the "Repurchase Program") pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding common stock, par value $0.01, per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. As of December 31, 2015, no shares were repurchased under the Repurchase Program.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

13. Earnings Per Share
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
The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) from continuing operations	$89,131	$34,679	$(45,842)
Net loss attributable to non-controlling interests	116	—	—
Dividends, preferred shares	(12)	—	—
Dividends, unvested share-based compensation	(132)	—	—
Net income (loss) from continuing operations available to common stockholders	89,103	34,679	(45,842)
Net income (loss) from discontinued operations, net of tax	(489)	75,120	(5,626)
Net income available to common stockholders	$88,614	$109,799	$(51,468)

Denominator:
Weighted average shares outstanding - Basic	111,989,686	113,397,997	113,397,997
Effect of dilutive share-based compensation	148,537	—	—
Weighted average shares outstanding - Diluted	112,138,223	113,397,997	113,397,997

Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.79	$0.31	$(0.40)
Income (loss) from discontinued operations, net of tax	$—	$0.66	$(0.05)
Net earnings (loss) per share	$0.79	$0.97	$(0.45)
14. Share Based Compensation
2014 Share Unit Plan
On September 17, 2014, the board of directors of InvenTrust and the Company’s Board of Directors adopted and ratified the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "2014 Share Unit Plan"). The 2014 Share Unit Plan provided for the grant of notional "share unit" awards to eligible participants. Refer to Exhibit 99.1 of the Company's Registration Statement on Form 10, filed on January 9, 2015, as amended, for additional information regarding the 2014 Share Unit Plan. The 2015 Incentive Award Plan, as defined below, replaced the 2014 Share Unit Plan in connection with the Company’s separation from InvenTrust, and the 2014 Share Unit Plan was terminated in connection with the implementation of the 2015 Incentive Award Plan. Awards outstanding under the 2014 Share Unit Plan at the time of its termination will remain outstanding in accordance with their terms, and the terms and conditions of the 2014 Share Unit Plan will continue to govern such awards.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

During 2014, InvenTrust and the Company granted share units to certain members of management, the vesting of which was conditioned upon a triggering event, such as a listing or a change in control (the "2014 Share Unit Grants"). A triggering event occurred in February 2015 upon the completion of the spin-off of the Company. As of December 31, 2015, 172,842 of the 2014 Share Unit Grants were outstanding to certain members of management that vest annually over a three year period and are based on continued employment. Additionally, as of December 31, 2015, 169,377 of the 2014 Share Unit Grants were outstanding to certain members of management that cliff vest in March 2017 and are based on continued employment. Each 2014 Share Unit Grant is convertible to one unit of Common Stock upon vesting.
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and InvenTrust as its sole common stockholder approved, the Company's 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. Refer to Exhibit 99.1 of the Company's Registration Statement on Form 10, filed on January 9, 2015, as amended, for additional information regarding the 2015 Incentive Award Plan. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units ("LTIP units") in the Operating Partnership.
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
In May 2015, the Compensation Committee approved the issuance of 409,874 performance-based LTIP Units (the "Class A LTIP Units") and 88,175 time-based LTIP Units (the "Time-Based LTIP Units") of the Operating Partnership under the 2015 Incentive Award Plan that had a weighted average grant date fair value of $14.10 per unit.
Each award of Time-Based LTIP Units will vest as follows, subject to the executive’s continued service through each applicable vesting date: 33% on February 4, 2016, the first anniversary of the vesting commencement date of the award (February 4, 2015), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
A portion of each award of Class A LTIP Units is designated as a number of "base units." Twenty-five percent (25%) of the base units are designated as absolute TSR base units, and vest based on varying levels of the Company’s TSR over the defined performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to its defined peer group over the defined performance period.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

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
The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of December 31, 2015:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Share Units	2015 Incentive Award Plan LTIP Units(1)	Total
Outstanding as of January 1, 2015	817,640	—	—	817,640
Adjustment for final units at spin-off date	(462,959)	—	—	(462,959)
Granted	—	84,701	521,450	606,151
Vested	(8,977)	—	(23,401)	(32,378)
Expired	—	—	—	—
Forfeited	(3,485)	—	—	(3,485)
Outstanding as of December 31, 2015	342,219	84,701	498,049	924,969
Vested as of December 31, 2015	8,977	—	23,401	32,378
Weighted average fair value of outstanding shares/units	$20.19	$20.18	$16.26	$18.06

(1)	Includes Time-Based LTIP Units and Class A LTIP Units.

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

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in thousands)	Volatility	Interest Rate	Dividend Yield
May 5, 2015
Absolute TSR RSU's	25%	$40.5	26.85%	0.09% - 1.05%	4.25%
Relative TSR RSU's	75%	$206.4	26.85%	0.09% - 1.05%	4.25%
Absolute TSR Class A LTIPs	25%	$838.5	26.85%	0.09% - 1.05%	4.25%
Relative TSR Class A LTIPs	75%	$4,274.7	26.85%	0.09% - 1.05%	4.25%
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

Therefore, once the expense for these awards is measured, the expense must be recognized over the service period regardless of whether the target is met, or at what level the target is met. Expense may only be reversed if the holder of the instrument forfeits the award by leaving the employment of the Company prior to vesting.
For the year ended December 31, 2015, the Company recognized approximately $1.1 million, of share-based compensation expense related to vested stock and LTIP Unit payments under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, of which approximately $1.1 million for year ended December 31, 2015 was provided to the Board of Directors and approximately $9 thousand was provided to certain of the Company's officers.
In addition, in connection with the 2014 Share Unit Plan and the 2015 Incentive Award Plan, during the year ended December 31, 2015 the Company recognized approximately $5.1 million, in compensation expense (net of forfeitures) related to share units, Class A LTIP Units and Time-Based LTIP Units provided to certain of its executive officers, other officers and members of management and capitalized approximately $0.4 million, related to restricted stock units provided to certain other officers and members of management that oversee development and capital projects on behalf of the Company. Additionally, this includes a cumulative catch up for compensation expenses related to the fourth quarter of 2014 because the effectiveness of the grants was subject to the completion of the spin-off of the Company from InvenTrust, which occurred on February 3, 2015. As of December 31, 2015, there was $10.4 million of total unrecognized compensation costs related to non-vested restricted share units, Class A LTIP Units and Time Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of eight additional quarters.
15. Commitments and Contingencies
Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2015 and December 31, 2014, the Company had a balance of $69.9 million and $76.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the combined consolidated balance sheet as of December 31, 2015.
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

Ground Leases
The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2015 associated with land underlying the Company's hotels and meeting facilities that the Company leases from third parties (in thousands):

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent (1)	Base Rent Increases at Renewal	Lease Type
Ground lease: Entire Property
Aston Waikiki Beach Hotel	December 31, 2057	No renewal rights (2)	$191(3)	Not applicable	Triple Net
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years (4)	$60	No increase unless lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
Marriott Charleston Town Center	December 11, 2032	4 x 10 years	$4	No increase unless hotel is expanded beyond 356 guest rooms, at which time rent shall increase on a pro rata basis (5)	Triple Net
Hilton University of Florida Conference Center Gainesville	March 31, 2073	None	$3	Not applicable	Triple Net
Marriott Atlanta Century Center / Emory Area	December 31, 2058	None	$3	Not applicable	Triple Net
Ground lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights (6)	$10(7)	Not applicable	Triple Net

(1)	In addition to minimum rent, the Company may owe variable incentive rent.

(2)	The Company has a right of first refusal to purchase the property, which must be exercised within 30 days of receiving the third party’s terms from Landlord.

(3)
For and during the period from January 1, 2006 to December 31, 2029, the Minimum Rent for each year is adjusted based on a calculation tied to the Consumer Price Index. From January 1, 2030 through the remainder of the lease terminating on December 31, 2057, the minimum rent will be redetermined each ten year period. The monthly minimum or base rent in this chart is for the period from January 1, 2015 through December 31, 2015.

(4)	The Company has a right of first refusal to purchase all or a portion of certain areas covered by the two separate leases.

(5)	If the hotel is increased from 356 to 500 rooms (unaudited), the new annual base rent will increase to $72 thousand.

(6)	The Company has a right of first refusal to purchase the property, which must be exercised within 60 days of receiving the third party’s terms from the landlord.

(7)
The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index. The monthly minimum or base rent in this chart is for the period from January 1, 2015 through December 31, 2015.

All of the Company's ground leases are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense ratably over the term of the lease. During the years ended December 31, 2015, 2014 and 2013, we recognized ground lease expense of $5.2 million, $5.5 million, and $1.9 million, respectively, which is included in ground lease expense on the combined consolidated statements of operations and comprehensive income.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

As of December 31, 2015, future minimum ground lease payments are as follows (in thousands):

2016	$3,276
2017	3,276
2018	3,276
2019	3,276
2020	3,276
Thereafter	109,530
Total	$125,910
16. Assets and Liabilities Held for Sale
In September 2014, InvenTrust entered into a purchase agreement to sell the Suburban Select Service Portfolio for $1,100 million. The sale closed in a single transaction on November 17, 2014 with a gross disposition price of $1,071 million, with net proceeds from the sale resulting in a gain. The operating results of the Suburban Select Service Portfolio for the years ended December 31, 2015, 2014 and 2013 are included in the Company's combined consolidated financial statements as part of discontinued operations in accordance with ASU No. 2014-08, as it represented a strategic shift and had a major effect on the Company's results of operations.
In October 2015, the Company sold the Hyatt Regency Orange County hotel for a purchase price of $137 million and received net proceeds of $70.6 million, after paying off the $61.9 million outstanding property level mortgage at the time of the sale. The operating results of the hotel for the years ended December 31, 2015, 2014 and 2013 are included in the Company's combined consolidated financial statements as part of continuing operations in accordance with ASU No. 2014-08, as it did not represent a strategic shift or have a major effect on the Company's results of operations. The assets and liabilities of the hotel are included in assets and liabilities associated with assets held for sale at their respective net book values on the accompanying combined consolidated balance sheets as of December 31, 2014.
In November 2015, the Company entered into a purchase and sale agreement for the Hilton University of Florida Conference Center Gainesville hotel for purchase price of $36 million, excluding closing costs. The sale of the hotel closed in February 2016. The operating results of the hotel for the years ended December 31, 2015, 2014 and 2013 are included in the Company's combined consolidated financial statements as part of continuing operations in accordance with ASU No. 2014-08, as it did not represent a strategic shift or have a major effect on the Company's results of operations. The assets and liabilities of the hotel are included in assets and liabilities associated with assets held for sale at their respective net book values on the accompanying combined consolidated balance sheets as of December 31, 2015 and 2014.
The major classes of assets and liabilities associated with the held for sale assets as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015	December 31, 2014
Land	$—	$18,688
Building and other improvements	56,861	177,866
Total	$56,861	$196,554
Less accumulated depreciation	(22,353)	(63,104)
Net investment properties	$34,508	$133,450
Restricted cash and escrows	305	305
Accounts and rents receivable, net	336	2,482
Deferred costs and other assets	303	1,374
Total assets	$35,452	$137,611

Debt	$27,775	$90,811
Accounts payable and accrued expenses	806	5,604
Other liabilities	82	658
Total liabilities	$28,663	$97,073

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2015

17. Subsequent Events
On January 15, 2016, the Company closed on the purchase of the Hotel Commonwealth Boston for a purchase price of $136 million, excluding closing costs. As of December 31, 2015, the Company had a nonrefundable deposit of $20 million, which is included in other assets on the combined consolidated balance sheet that was applied to the purchase price at closing.
Also in January 2016, the Company closed on a hotel level mortgage for one hotel property in the amount of $60 million, an interest rate of 2.60% and matures on January 13, 2023. Simultaneously with the closing of the mortgage loan, the Company entered into swap agreements to fix LIBOR at 1.54% for the entire term of the loan.
In February 2016, the Company closed on the sale of the Hilton University of Florida Conference Center Gainesville hotel for a sale price of $36 million. The hotel level mortgage of $27.8 million was repaid with proceeds from the sale upon closing.
Also in February 2016, the Company refinanced a hotel mortgage for one hotel property that matured in 2016 to extend the maturity date an additional term of 10 years, decreased the interest rate from 5.82% to 4.53%. The Company received additional proceeds of $10 million under the terms of the refinance, which increased the principal of the loan from $49 million to $60 million.
In December 2015, the Company’s Board of Directors authorized a Repurchase Program pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding common stock, par value $0.01, per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. As of December 31, 2015, no shares were repurchased under the Repurchase Program.
From January 1, 2016 through March 1, 2016, the Company repurchased 2,813,292 shares of common stock at a weighted average price of $14.27 per share for an aggregate purchase price of approximately $40.2 million. As of March 1, 2016, the Company had approximately $59.8 million remaining under its share repurchase authorization.
18. Quarterly Operating Results (unaudited)
The following represents the results of operations, for each quarterly period, during the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$227,874	$251,223	$248,453	$248,594	$976,144
Net income (loss) from continuing operations	(14,377)	23,750	17,847	61,911	89,131
Net loss from discontinued operations	(489)	—	—	—	(489)
Net income (loss) attributable to non-controlling interests	—	(3)	251	(132)	116
Net income (loss) attributable to the Company	(14,866)	23,747	18,098	61,779	88,758
Net income (loss) attributable to common stockholders	(14,866)	23,739	18,094	61,779	88,746
Net income (loss) per share available to common stockholders, basic and diluted	$(0.13)	$0.21	$0.16	$0.55	$0.79

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$218,525	$247,112	$231,091	$229,938	$926,666
Net income from continuing operations	6,687	20,000	6,198	1,794	34,679
Net income (loss) from discontinued operations	(4,368)	2,884	3,297	73,307	75,120
Net income attributable to the Company	2,319	22,884	9,495	75,101	109,799
Net income attributable to common stockholders	2,319	22,884	9,495	75,101	109,799
Net income per share available to common stockholders, basic and diluted	$0.02	$0.20	$0.08	$0.67	$0.97

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Andaz Napa Valley Napa, CA	$38,000	$10,150	$57,012	$—	$461	$10,150	$57,473	$67,623	$8,204	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	1,275	6,949	44,705	51,654	6,522	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	21,500	2,680	36,212	—	434	2,680	36,646	39,326	3,618	2009	9/10/2013	5 - 30 years
Aston Waikiki Beach Hotel Honolulu, HI	—	—	171,989	—	3,795	—	175,784	175,784	15,539	1969	2/28/2014	5 - 30 years
Bohemian Hotel Celebration, an Autograph Collection Hotel Celebration, FL	—	1,232	19,000	—	588	1,232	19,588	20,820	2,832	1999	2/6/2013	5 - 30 years
Bohemian Hotel Savannah, an Autograph Collection Hotel Savannah, GA	27,480	2,300	24,240	—	797	2,300	25,037	27,337	5,088	2009	8/9/2012	5 - 30 years
Canary Santa Barbara Santa Barbara, CA	—	22,361	57,822	—	139	22,361	57,961	80,322	1,113	2005	7/16/2015	5 - 30 years
Courtyard Birmingham Downtown at UAB Birmingham, AL	13,353	—	20,810	1,552	2,198	1,552	23,008	24,560	9,644	2005	2/8/2008	5 - 30 years
Courtyard Fort Worth Downtown/Blackstone Fort Worth, TX	—	774	45,820	—	5,513	774	51,333	52,107	19,903	1929	2/8/2008	5 - 30 years
Courtyard Kansas City Country Club Plaza Kansas City, MO	—	3,426	16,349	—	3,702	3,426	20,051	23,477	8,735	1926	7/1/2007	5 - 30 years
Courtyard Pittsburgh Downtown Pittsburgh, PA	22,607	2,700	33,086	—	2,427	2,700	35,513	38,213	9,514	1898/1902	5/11/2010	5 - 30 years
DoubleTree by Hilton Hotel Washington, DC	—	25,857	56,964	—	3,686	25,857	60,650	86,507	22,625	1960	2/8/2008	5 - 30 years
Embassy Suites Baltimore North/Hunt Valley Hunt Valley, MD	—	2,429	38,927	—	5,211	2,429	44,138	46,567	18,809	1985	2/8/2008	5 - 30 years
Fairmont Dallas Dallas, TX	56,217	8,700	60,634	—	14,922	8,700	75,556	84,256	21,639	1968	8/1/2011	5 - 30 years
Grand Bohemian Hotel Charleston Charleston, SC	19,950	4,550	26,582	—	64	4,550	26,646	31,196	436	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook Birmingham, AL	25,784	2,000	42,246	—	102	2,000	42,348	44,348	353	2015	10/22/2015	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
Hotel	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Grand Bohemian Hotel Orlando, an Autograph Collection Hotel Orlando, FL	$49,360	$7,739	$75,510	$—	$2,087	$7,739	$77,597	$85,336	$11,705	2001	12/27/2012	5 - 30 years
Hampton Inn & Suites Baltimore Inner Harbor Baltimore, MD	—	1,700	21,067	—	1,973	1,700	23,040	24,740	8,163	1906	7/1/2007	5 - 30 years
Hampton Inn & Suites Denver Downtown Denver, CO	—	6,144	26,472	—	2,528	6,144	29,000	35,144	11,499	1989	2/8/2008	5 - 30 years
Hilton Garden Inn Chicago North Shore/Evanston Evanston, IL	—	2,920	27,995	—	4,688	2,920	32,683	35,603	11,690	2001	7/1/2007	5 - 30 years
Hilton Garden Inn Washington DC Downtown Washington, DC	—	18,800	64,359	—	5,910	18,800	70,269	89,069	27,492	2000	2/8/2008	5 - 30 years
Hilton St. Louis Downtown at the Arch St. Louis, MO	—	780	22,031	—	4,308	780	26,339	27,119	5,341	1888	3/23/2012	5 - 30 years
Hilton Suites Phoenix Phoenix, AZ	—	5,114	57,105	(1,702)	(35,501)	3,412	21,604	25,016	1,551	1990	2/8/2008	5 - 30 years
Homewood Suites by Hilton Houston near the Galleria Houston, TX	—	1,655	30,587	—	2,383	1,655	32,970	34,625	13,842	2006	2/8/2008	5 - 30 years
Hotel Monaco Chicago Chicago, IL	26,000	15,056	40,841	—	1,021	15,056	41,862	56,918	5,121	1912	11/1/2013	5 - 30 years
Hotel Monaco Denver Denver, CO	41,000	5,742	69,158	—	1,022	5,742	70,180	75,922	7,639	1917/1937	11/1/2013	5 - 30 years
Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	664	1,777	56,820	58,597	6,167	1924	11/1/2013	5 - 30 years
Hotel Palomar Philadelphia Philadelphia, PA	—	9,060	90,909	—	219	9,060	91,128	100,188	1,835	1929	7/28/2015	5 - 30 years
Hyatt Key West Resort & Spa Key West, FL	—	40,986	34,529	—	2,737	40,986	37,266	78,252	4,116	1988	11/15/2103	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	60,200	—	100,227	—	9,804	—	110,031	110,031	12,860	1986	9/20/2013	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
Hotel	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Key West Bottling Court Retail Center Key West, FL	$—	$4,144	$2,682	$—	$6	$4,144	$2,688	$6,832	$97	1953	11/25/2014	5 - 30 years
Loews New Orleans New Orleans, LA	37,500	3,529	70,652	—	4,071	3,529	74,723	78,252	7,499	1972	10/11/2013	5 - 30 years
Lorien Hotel & Spa Alexandria, VA	—	4,365	40,888	—	395	4,365	41,283	45,648	5,484	2009	10/24/2013	5 - 30 years
Marriott Atlanta Century Center / Emory Area Atlanta, GA	—	—	36,571	—	3,970	—	40,541	40,541	18,591	1974	2/8/2008	5 - 30 years
Marriott Charleston Town Center Charleston, WV	16,877	—	26,647	—	8,572	—	35,219	35,219	10,493	1982	2/25/2011	5 - 30 years
Marriott Chicago at Medical District/UIC Chicago, IL	—	8,831	17,911	—	5,718	8,831	23,629	32,460	11,316	1988	2/8/2008	5 - 30 years
Marriott Dallas City Center Dallas, TX	40,090	6,300	45,158	—	18,668	6,300	63,826	70,126	22,288	1980	9/30/2010	5 - 30 years
Marriott Griffin Gate Resort & Spa Lexington, KY	34,374	8,638	54,960	1,498	7,437	10,136	62,397	72,533	13,005	1981	3/23/2012	5 - 30 years
Marriott Napa Valley Hotel & Spa Napa Valley, CA	—	14,800	57,223	—	6,447	14,800	63,670	78,470	12,309	1979	8/26/2011	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	—	36,700	72,370	—	20,851	36,700	93,221	129,921	16,617	1985	3/23/2012	5 - 30 years
Marriott West Des Moines Des Moines, IA	—	3,410	15,416	—	5,533	3,410	20,949	24,359	6,765	1981	5/11/2010	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	28,800	5,500	127,686	133,186	46,758	2002	11/21/2007	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	97,000	6,834	90,792	—	7,741	6,834	98,533	105,367	19,076	1983	3/23/2012	5 - 30 years
Renaissance Austin Hotel Austin, TX	83,000	10,656	97,960	—	10,919	10,656	108,879	119,535	20,728	1986	3/23/2012	5 - 30 years
Residence Inn Baltimore Inner Harbor Baltimore, MD	—	—	55,410	—	4,400	—	59,810	59,810	23,205	2005	2/8/2008	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

		Initial Cost (A)				Gross amount at which carried at end of period
Hotel	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Residence Inn Boston Cambridge Cambridge, MA	$63,000	$10,346	$72,735	$—	$5,417	$10,346	$78,152	$88,498	$27,392	1999	2/8/2008	5 - 30 years
Residence Inn Denver City Center Denver, CO	45,210	5,291	74,638	—	454	5,291	75,092	80,383	8,887	2006	4/17/2013	5 - 30 years
RiverPlace Hotel Portland, OR	—	18,322	46,664	—	112	18,322	46,776	65,098	1,006	1985	7/16/2015	5 - 30 years
Westin Galleria Houston Houston, TX	60,000	7,842	112,850	—	2,862	7,842	115,712	123,554	13,280	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	$50,000	$4,261	$96,090	$—	$1,189	$4,261	$97,279	$101,540	$11,894	1971	8/22/2013	5 - 30 years
Totals	$928,502	$373,350	$2,654,572	$1,348	$192,719	$374,698	$2,847,291	$3,221,989	$580,285
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2014 for federal income tax purposes was approximately $3,368 million (unaudited).

(C)
Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges are recorded as a reduction in the basis.

(D)	Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2015	2014	2013
Balance at January 1	$3,048,960	$2,875,766	$3,249,004
Acquisitions	245,138	178,022	940,525
Capital improvements	50,640	48,489	98,729
Reclasses of properties under development	75,378	—	—
Disposals and write-offs	(141,265)	(53,317)	$(133,395)
Properties classified as held for sale	$(56,862)	$—	$(1,279,097)
Balance at December 31	$3,221,989	$3,048,960	$2,875,766

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2015

(E)	Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2015	2014	2013
Balance at January 1	$505,986	$376,510	$603,912
Depreciation expense, continuing operations	142,530	137,476	101,015
Depreciation expense, properties classified as held for sale	1,893	—	50,356
Accumulated depreciation, properties classified as held for sale	(22,353)	—	(343,070)
Disposals and write-offs	(47,771)	(8,000)	(35,703)
Balance at December 31	$580,285	$505,986	$376,510

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5	-	15 years