Form 10-Q
period 2016-06-30
Xenia Hotels & Resorts, Inc.
filed 2016-08-05
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☑	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 29, 2016, there were 107,608,277 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2016 and December 31, 2015
(Dollar amounts in thousands, except per share data)

	June 30, 2016	December 31, 2015
Assets	(Unaudited)
Investment properties:
Land	$343,000	$343,000
Building and other improvements	2,817,370	2,680,591
Construction in progress	—	169
Total	$3,160,370	$3,023,760
Less: accumulated depreciation	(593,247)	(518,961)
Net investment properties	$2,567,123	$2,504,799
Cash and cash equivalents	278,055	122,154
Restricted cash and escrows	83,903	73,021
Accounts and rents receivable, net of allowance of $307 and $243, respectively	27,913	23,529
Intangible assets, net of accumulated amortization of $18,425 and $16,660, respectively	78,180	58,059
Deferred tax asset	2,205	2,304
Other assets	17,670	40,683
Assets held for sale	—	181,396
Total assets (including $76,743 and $77,140, respectively, related to consolidated variable interest entities)	$3,055,049	$3,005,945
Liabilities
Debt, net of loan discounts, premiums and unamortized deferred financing costs	$1,266,001	$1,094,536
Accounts payable and accrued expenses	77,705	83,211
Distributions payable	30,135	25,684
Other liabilities	48,158	27,510
Liabilities associated with assets held for sale	—	31,646
Total liabilities (including $48,095 and $48,582, respectively, related to consolidated variable interest entities)	1,421,999	1,262,587
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 107,624,890 and 111,671,372 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,077	1,117
Additional paid in capital	1,936,722	1,993,760
Accumulated other comprehensive (loss) income	(12,025)	1,543
Distributions in excess of retained earnings	(311,896)	(268,991)
Total Company stockholders' equity	$1,613,878	$1,727,429
Non-controlling interests	19,172	15,929
Total equity	$1,633,050	$1,743,358
Total liabilities and equity	$3,055,049	$3,005,945
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2016 and 2015
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rooms revenues	$180,977	$172,792	$340,295	$325,882
Food and beverage revenues	66,329	64,954	129,797	127,207
Other revenues	14,072	13,477	26,321	26,007
Total revenues	$261,378	$251,223	$496,413	$479,096
Expenses:
Rooms expenses	38,183	37,348	74,958	72,534
Food and beverage expenses	42,009	41,311	84,242	81,498
Other direct expenses	4,086	4,385	8,051	8,651
Other indirect expenses	57,914	56,226	115,881	109,484
Management and franchise fees	13,780	13,618	26,027	25,070
Total hotel operating expenses	$155,972	$152,888	$309,159	$297,237
Depreciation and amortization	38,318	35,889	77,270	72,276
Real estate taxes, personal property taxes and insurance	10,542	11,805	22,575	23,999
Ground lease expense	1,402	1,322	2,755	2,597
General and administrative expenses	7,674	6,947	18,298	13,992
Acquisition transaction costs	6	856	146	885
Provision for asset impairment	2,396	—	9,991	—
Separation and other start-up related expenses	—	1,165	—	26,461
Total expenses	$216,310	$210,872	$440,194	$437,447
Operating income	$45,068	$40,351	$56,219	$41,649
Gain (loss) on sale of investment properties	(90)	—	792	—
Other income	94	30	178	2,717
Interest expense	(12,801)	(13,048)	(25,640)	(26,230)
Loss on extinguishment of debt	(35)	(178)	(4,778)	(283)
Net income before income taxes	$32,236	$27,155	$26,771	$17,853
Income tax expense	(6,095)	(3,405)	(9,800)	(8,484)
Net income from continuing operations	$26,141	$23,750	$16,971	$9,369
Net loss from discontinued operations	—	—	—	(489)
Net income	$26,141	$23,750	$16,971	$8,880
Non-controlling interests in consolidated real estate entities (Note 5)	(43)	—	120	—
Non-controlling interests of common units in Operating Partnership (Note 1)	(330)	(3)	(240)	(3)
Net income attributable to non-controlling interests	$(373)	$(3)	$(120)	$(3)
Net income attributable to the Company	$25,768	$23,747	$16,851	$8,877
Distributions to preferred stockholders	—	(8)	—	(8)
Net income attributable to common stockholders	$25,768	$23,739	$16,851	$8,869

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Six Months Ended June 30, 2016 and 2015
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted earnings per share
Income from continuing operations available to common stockholders	$0.24	$0.21	$0.15	$0.08
Income from discontinued operations available to common stockholders	—	—	—	—
Net income per share available to common stockholders	$0.24	$0.21	$0.15	$0.08
Weighted average number of common shares (basic)	107,936,336	111,676,096	108,813,649	112,316,767
Weighted average number of common shares (diluted)	108,048,155	111,914,085	108,910,761	112,460,712

Comprehensive Income:
Net income	$26,141	$23,750	$16,971	$8,880
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	(5,286)	—	(15,645)	—
Reclassification adjustment for amounts recognized in net income (interest expense)	973	—	1,898	—
	$21,828	$23,750	$3,224	$8,880
Comprehensive income attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 5)	(43)	—	120	—
Non-controlling interests of common units in Operating Partnership (Note 1)	(274)	(3)	(61)	(3)
Comprehensive income attributable to non-controlling interests	(317)	(3)	59	(3)
Comprehensive income attributable to the Company	$21,511	$23,747	$3,283	$8,877
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2016
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at January 1, 2016	111,671,372	$1,117	$1,993,760	$1,543	$(268,991)	$2,593	$13,336	$15,929	$1,743,358
Net income (loss)	—	—	—	—	16,851	240	(120)	120	16,971
Repurchase of common shares, net	(4,128,935)	(41)	(60,677)	—	—	—	—	—	(60,718)
Dividends, common shares / units ($0.55)	—	—	—	—	(59,756)	(178)	—	(178)	(59,934)
Share-based compensation	82,453	1	3,639	—	—	3,139	—	3,139	6,779
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(15,441)	—	(204)	—	(204)	(15,645)
Reclassification adjustment for amounts recognized in net income	—	—	—	1,873	—	25	—	25	1,898
Contributions from non-controlling interests	—	—	—	—	—	—	341	341	341
Balance at June 30, 2016	107,624,890	$1,077	$1,936,722	$(12,025)	$(311,896)	$5,615	$13,557	$19,172	$1,633,050
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$16,971	$8,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,790	70,420
Amortization of above and below market leases and other lease intangibles	1,740	1,856
Amortization of debt premiums, discounts, and financing costs	2,062	2,191
Loss on extinguishment of debt	4,778	283
Gain on sale of investment property, net	(792)	—
Provision for asset impairment	9,991	—
Share-based compensation expense	5,004	3,448
Other non-cash adjustments	—	(343)
Prepayment penalties and defeasance	(4,813)	—
Changes in assets and liabilities:
Accounts and rents receivable	(3,444)	(4,964)
Restricted cash	262	—
Deferred costs and other assets	6,155	6,227
Accounts payable and accrued expenses	(5,911)	(5,746)
Other liabilities	4,653	116
Net cash flows provided by operating activities	$112,446	$82,368
Cash flows from investing activities:
Purchase of investment properties	(116,000)	—
Capital expenditures and tenant improvements	(20,161)	(30,951)
Investment in development projects	—	(23,149)
Proceeds from sale of investment properties	160,129	—
Restricted cash and escrows	(6,567)	1,371
Deposits for acquisition of hotel properties	—	(24,500)
Other assets	—	1,239
Net cash flows provided by (used in) investing activities	$17,401	$(75,990)
Cash flows from financing activities:
Distribution to InvenTrust Properties Corp.	—	(23,505)
Contribution from InvenTrust Properties Corp.	—	176,805
Proceeds from mortgage debt and notes payable	71,258	13,489
Payoffs of mortgage debt	(50,042)	(81,468)
Principal payments of mortgage debt	(3,507)	(4,573)
Proceeds from unsecured term loan	125,000	—
Payment of loan fees and deposits	(678)	(2,926)
Contributions from non-controlling interests	341	3,169
Proceeds from issuance of preferred shares, net of offering costs	—	102
Repurchase of common shares	(60,718)	(36,946)
Dividends, common shares/units	(55,485)	(16,270)
Dividends, preferred shares	—	(8)
Distributions paid to non-controlling interests	(115)	—
Net cash flows provided by financing activities	$26,054	$27,869
Net increase in cash and cash equivalents	155,901	34,247
Cash and cash equivalents, at beginning of year	122,154	163,053
Cash and cash equivalents, at June 30, 2016 and 2015	$278,055	$197,300
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Cash Flows - Continued
For the Six Months Ended June 30, 2016 and 2015
(unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for taxes	$5,067	$358
Cash paid for interest	20,318	25,930

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$3,234	$4,341
Assumption of unsecured line of credit facility by InvenTrust Properties Corp.	—	(96,020)
Non-cash net distributions to InvenTrust Properties Corp.	—	1,220
Distributions payable	30,135	25,684
Deposit applied to purchase price of hotel property upon acquisition	20,000	—
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

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
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP. XHR GP, Inc. is wholly owned by the Company. As of June 30, 2016, the Company owned 98.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.3% of the common units are owned by the other limited partners. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding Inc. (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels.
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
As of June 30, 2016, the Company owned 46 lodging properties, 44 of which were wholly owned, with a total of 11,594 rooms, including a 75% ownership interest in two hotels each owned through investments in a real estate entity.
2. Summary of Significant Accounting Policies
The unaudited interim combined condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which the Company considers necessary for the fair presentation of the condensed consolidated balance sheets, combined condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and combined condensed consolidated statements of cash flows for the periods presented. The unaudited combined condensed consolidated financial statements should be read in conjunction with the combined consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2016. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
As described above, on February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, the Company effectuated certain reorganization transactions which were designed to consolidate the ownership of its hotels into its Operating Partnership, consolidate its TRS lessees in its TRS, facilitate its separation from InvenTrust, and enable the Company to qualify as a REIT for federal income tax purposes. The accompanying combined condensed consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined condensed consolidated financial statements reflect the operations of the Company after giving effect to the reorganization transactions, the disposition of other hotels previously owned by the Company, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

costs associated with participation by certain of the Company's executives in InvenTrust’s benefit plans. Corporate costs directly associated with the Company's principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined condensed consolidated statements of operations and comprehensive income. Additionally, prior to the spin-off, InvenTrust allocated to the Company a portion of its corporate overhead costs based upon the Company's percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. Based on these presentation matters, the financial statements for the three and six months ended June 30, 2015 may not be comparable.
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
June 30, 2016

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
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation and amortization on the investment properties held for sale. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the condensed consolidated balance sheets for the most recent reporting period and all comparative periods presented at the lesser of the carrying value or fair value less costs to sell. Additionally, if the sale constitutes a strategic shift with a major effect on operations, the operations are classified on the combined condensed consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, Operating Partnership units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve parity with other Operating Partnership units or achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying combined condensed consolidated statements of operations and comprehensive income and capitalized in building and other improvements in the condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018, pursuant to ASU No. 2015-09 which deferred the adoption date by one year. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 and related updates will have on its combined condensed consolidated financial statements and related disclosures, but it does not believe it will have a material impact on its combined condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method.
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
June 30, 2016

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
3. Acquired Properties
In June 2015, the Company entered into a purchase agreement to acquire a portfolio of three hotels: the RiverPlace Hotel in Portland, Oregon, the Canary Hotel in Santa Barbara, California, and the Hotel Palomar in Philadelphia, Pennsylvania (the "Kimpton Portfolio") for a total purchase price of $245 million, excluding closing costs, which were expensed and included in acquisition costs on the combined condensed consolidated statement of operations for the three and six months ended June 30, 2015. These acquisitions closed in July 2015.
In January 2016, the Company acquired the Hotel Commonwealth located in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs, which were expensed and included in acquisition costs on the combined condensed consolidated statement of operations for the six months ended June 30, 2016. The source of funding was proceeds from the $125 million term loan entered into by the Company as further described in Note 7, and a $20 million escrow deposit applied to the purchase price at closing. The hotel has a total of 245-rooms, which includes a 96-room hotel expansion that was completed in January 2016. The Hotel Commonwealth is subject to a long-term ground lease, which expires in 2087, and was assumed by the Company as part of the hotel's acquisition.
The Company records identifiable assets and liabilities, including intangibles, acquired in a business combination at fair value using significant other observable inputs (Level 2) including available market information and appropriate valuation methodologies available. The following reflects the purchase price allocation for the hotel acquired during the six months ended June 30, 2016 (in thousands):

Building and improvements	$103,847
Furniture, fixtures, and equipment	10,238
Intangibles and other assets (1)	21,915
Total purchase price	$136,000

(1)
As part of the purchase price allocation, the Company allocated $21.7 million to a below market lease intangible that will be amortized on a straight line basis over the remaining term of the underlying ground lease, which expires in 2087.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

For the property acquired during the six months ended June 30, 2016, total revenues and net income from the date of acquisition through June 30, 2016 are included in the accompanying combined condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$8,139	$11,595
Net income (excluding acquisition costs)	$2,291	$1,368
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$261,378	$269,992	$496,706	$510,482
Net income	$26,141	$24,650	$16,974	$5,942
Net income per share attributable to common stock - basic and diluted	$0.24	$0.22	$0.16	$0.05
Weighted average number of common shares - basic	107,936,336	111,676,096	108,813,649	112,316,767
Weighted average number of common shares - diluted	108,048,155	111,914,085	108,910,761	112,460,712
(1) The pro forma results above exclude acquisition costs.
4. Disposed Properties
In November 2015, the Company entered into a purchase and sale agreement to sell the Hilton University of Florida Conference Center Gainesville, at which time the hotel was determined to have met the held for sale criteria and was presented as assets and liabilities associated with assets held for sale on the Company's condensed consolidated balance sheet for all periods presented. In February 2016, the Company sold the Hilton University of Florida Conference Center Gainesville for a sale price of $36 million and recognized a gain of $0.6 million which is included in gain (loss) on sale of investment properties on the combined condensed consolidated statement of operations for the six months ended June 30, 2016. The Company was entitled to net proceeds at closing of $31.1 million, and in conjunction with the sale repaid the $27.8 million outstanding property level mortgage.
In January 2016, the Company entered into a purchase and sale agreement to sell the DoubleTree by Hilton Washington DC for a sale price of $65 million, excluding closing costs. The sale of the hotel closed in April 2016 and resulted in net proceeds of $63.5 million and the recording of a $0.1 million impairment charge, which is included in the provision for asset impairment on the combined condensed consolidated statement of operations for the three and six months ended June 30, 2016.
In February 2016, the Company entered into a purchase and sale agreement to sell the Embassy Suites Baltimore North/Hunt Valley for a sale price of $20 million, excluding closing costs. As a result of the negotiated sales price, the Company recorded an impairment charge during the six months ended June 30, 2016 of $7.6 million. The sale of the hotel closed in May 2016 and resulted in net proceeds of $19.5 million and the recording of an additional impairment charge of $0.4 million which is included in the provision for asset impairment on the combined condensed consolidated statement of operations for the three and six months ended June 30, 2016.
In April 2016, the Company entered into a purchase and sale agreement to sell the Marriott Atlanta Century Center/Emory Area and the Hilton Phoenix Suites for a combined sales price of $50.8 million, excluding closing costs. As a result of the negotiated sales price, the Company recorded an impairment charge of $1.9 million for the three and six months ended June 30, 2016,

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

which is included in the provision for asset impairment on the combined condensed consolidated statement of operations. The sale of the two hotels closed in June 2016 and resulted in net proceeds of $50 million.
During the six months ended June 30, 2016, the Company determined each of the four hotels that entered into purchase and sales agreements during the period met the held for sale criteria in accordance with its accounting policy, and therefore has presented these hotels' assets and liabilities associated with assets held for sale as held for sale on the Company's condensed consolidated balance sheets for all periods presented. As there were no remaining assets or liabilities associated with assets held for sale at June 30, 2016, the major classes of assets and liabilities for the five properties disposed of during the six months ended June 30, 2016 were as follows at December 31, 2015 (in thousands):

December 31, 2015
Land (1)	$31,698
Building and other improvements	223,392
Total	$255,090
Less accumulated depreciation	(83,677)
Net investment properties	$171,413
Restricted cash and escrows	4,576
Accounts and rents receivable, net	1,175
Intangible assets, net	2,456
Deferred costs and other assets	1,776
Total assets held for sale	$181,396

Debt	$27,775
Accounts payable and accrued expenses	3,440
Other liabilities	431
Total liabilities of assets held for sale	$31,646

(1)
The Hilton University of Florida Conference Center Gainesville and the Marriott Atlanta Century Center/Emory Area were subject to ground leases. The Company has no future obligations under the terms of these ground leases as part of the disposition of these hotels.

The operating results of the four and five hotels sold during three and six months ended June 30, 2016, respectively, are included in the Company's combined condensed consolidated financial statements as part of continuing operations in accordance with ASU No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") through the date of their disposition, as they did not represent a strategic shift or have a major effect on the Company's results of operations.
Discontinued Operations
In November 2014, 52 lodging properties were sold by InvenTrust (the "Suburban Select Service Portfolio"), which were properties previously overseen by the Company. This disposition represented a strategic shift and had a major effect on the Company's results of operations. Accordingly, the results of operations of these 52 lodging properties were presented as discontinued operations pursuant to ASU 2014-08. During early 2015, $489 thousand in carryover costs related to the Suburban Select Service Portfolio were incurred and have been presented as discontinued operations for the three and six months ended June 30, 2015.
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
June 30, 2016

The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	June 30, 2016	December 31, 2015
Net investment properties	$72,810	$74,592
Other assets	3,933	2,548
Total assets	$76,743	$77,140
Mortgages, notes and margins payable	(45,890)	(45,734)
Other liabilities	(2,205)	(2,848)
Total liabilities	$(48,095)	$(48,582)
Net assets	$28,648	$28,558
In August 2015, the Grand Bohemian Hotel Charleston began operations as a 50-room lifestyle hotel. The total development cost of the property was $32 million. In October 2015, the Grand Bohemian Hotel Mountain Brook began operations as a 100-room lifestyle hotel. The total development cost of the property was $45 million.
All operations of the two hotels for the three and six months ended June 30, 2016 were consolidated in the accompanying combined condensed consolidated statements of operations and comprehensive income, with a corresponding allocation for non-controlling interests.
6. Transactions with Related Parties
The following table summarizes the Company’s related party transactions (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
General and administrative allocation (a)	$—	$1,135
Transition services fees (b)	247	502

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

(b)
In connection with the Company's separation from InvenTrust, the Company entered into a transition services agreement with InvenTrust under which InvenTrust has agreed to provide certain transition services to the Company, including services related to information technology systems, financial reporting and accounting and legal services. The expiration date varied by service provided and the agreement terminated on the earlier of March 31, 2016 or the termination of the last service provided under it. In June 2015, the Company terminated all fee-based services provided under the transition services agreement effective July 31, 2015, and thereafter, no additional fees are expected to be incurred for services provided by InvenTrust.

As of June 30, 2016 and December 31, 2015, the Company owed $0 and $2.6 million, respectively, to InvenTrust which is included in other liabilities in the condensed consolidated balance sheets. As of December 31, 2015, the amount due to InvenTrust was related to purchases of furniture, fixtures and equipment funded by InvenTrust and to taxes paid by InvenTrust on behalf of the Company.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

7. Debt
Mortgages Payable
Debt as of June 30, 2016 and December 31, 2015 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	June 30, 2016	December 31, 2015
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed	5.50%		12/6/2016	$97,000	$97,000
Renaissance Austin Hotel	Fixed	5.51%		12/8/2016	83,000	83,000
Courtyard Pittsburgh Downtown(2)	Fixed	4.00%		3/1/2017	—	22,607
Marriott Griffin Gate Resort & Spa(3)	Variable	2.96%		3/23/2017	34,000	34,374
Courtyard Birmingham Downtown at UAB	Fixed	5.25%		4/1/2017	13,198	13,353
Hilton University of Florida Conference Center Gainesville(4)	Fixed	6.46%		2/1/2018	—	27,775
Fairmont Dallas	Variable	2.45%		4/10/2018	55,863	56,217
Residence Inn Denver City Center	Variable	2.71%		4/17/2018	45,210	45,210
Marriott Dallas City Center	Variable	2.71%		5/24/2018	40,090	40,090
Bohemian Hotel Savannah Riverfront	Variable	2.81%		12/17/2018	27,480	27,480
Andaz Savannah	Variable	2.46%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Variable	2.56%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	2.70%		1/17/2019	24,144	26,000
Hyatt Regency Santa Clara	Variable	2.46%		1/20/2019	60,200	60,200
Loews New Orleans Hotel	Variable	2.81%		2/22/2019	37,500	37,500
Andaz Napa	Variable	2.56%		3/21/2019	38,000	38,000
Westin Galleria & Oaks Houston	Variable	2.96%		5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	16,642	16,877
Grand Bohemian Hotel Charleston (JV)	Variable	2.95%		11/10/2020	19,909	19,950
Grand Bohemian Hotel Mountain Brook (JV)	Variable	2.96%		12/27/2020	26,250	25,784
Hotel Palomar Philadelphia(5)	Fixed(5)	4.14%		1/13/2023	60,000	—
Residence Inn Boston Cambridge	Fixed	4.48%		10/28/2025	63,000	63,000
Grand Bohemian Hotel Orlando(6)	Fixed	4.53%		3/1/2026	60,000	49,360
Total Mortgage Loans		3.60%	(7)		$973,986	$956,277
Mortgage Loan Premium / Discounts(8)	—	—		—	(535)	(661)
Unamortized Deferred Financing Costs	—	—		—	(7,450)	(8,305)
Senior Unsecured Credit Facility	Variable	2.25%		2/3/2019	—	—
Term Loan $175M	Fixed(9)	2.79%		2/15/2021	175,000	175,000
Term Loan $125M(10)	Fixed(9)	3.63%		10/22/2022	125,000	—
Total Debt, net(4)		3.49%	(7)		$1,266,001	$1,122,311

(1)	Variable index is one month LIBOR.

(2)	In June 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan of $22.3 million.

(3)	In March 2016, the Company elected to exercise its rights under the terms of the mortgage loan to extend the maturity date to March 23, 2017.

(4)
The hotel was sold in February 2016, and the related debt was paid off with proceeds from the sale. The $27.8 million balance of the mortgage was included in liabilities associated with assets held for sale as of December 31, 2015.

(5)
In January 2016, the Company entered into a $60 million mortgage loan with an interest rate of LIBOR plus 260 basis points, maturing in January 2023. Simultaneously with the closing of the mortgage loan, the Company entered into an interest rate swap to fix LIBOR at 1.54% for the entire term of the loan, for a combined rate of 4.14% as of June 30, 2016.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

(6)
In February 2016, the Company refinanced the mortgage with a new loan bearing a 4.53% fixed interest rate and March 2026 maturity. Additional proceeds of approximately $11 million were received under the refinanced terms of the mortgage, which increased the principal of the loan from approximately $49 million to $60 million.

(7)	Represents the weighted average interest rate as of June 30, 2016.

(8)	Loan premium/(discounts) on assumed mortgages recorded in purchase accounting.

(9)	LIBOR has been fixed for the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(10)	Funded $125 million in January 2016 in connection with the acquisition of the Hotel Commonwealth.
In connection with repaying and refinancing mortgage loans during the six months ended June 30, 2016, the Company incurred prepayment and extinguishment fees of approximately $4.8 million which is included in the loss on extinguishment of debt in the accompanying combined condensed consolidated statements of operations and comprehensive income for the period ended June 30, 2016. The loss from extinguishment of debt represents the write off of unamortized deferred financing costs incurred when the original agreements were executed as well as loan premiums or discounts and termination penalty payments.
Debt outstanding as of June 30, 2016 and December 31, 2015 was $1,274 million and $1,131 million and had a weighted average interest rate of 3.49% and 3.51% per annum, respectively. Mortgage premiums and discounts were a net $0.5 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2016	Weighted average interest rate
2016	$180,000	5.50%
2017	47,198	3.60%
2018	168,643	2.64%
2019	332,344	2.71%
2020	62,801	3.19%
Thereafter	483,000	3.61%
Total Debt	1,273,986	3.49%
Total mortgage premiums and discounts, net	(535)	—
Unamortized deferred financing costs	(7,450)	—
Total Debt, net of mortgage loan discounts and unamortized deferred financing costs	$1,266,001	3.49%
Of the total outstanding debt at June 30, 2016, approximately $23.0 million of the mortgage loans were recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the payment of an extension fee. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of June 30, 2016, the Company was in compliance with all such covenants.
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

As of June 30, 2016, there was no outstanding balance on the senior unsecured facility and during the three and six months ended June 30, 2016, the Company incurred unused commitment fees of approximately $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2015, the Company incurred unused commitment fees of approximately $0.3 million and $0.5 million, respectively.
8. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  At June 30, 2016, all derivative instruments were designated as cash flow hedges.
At June 30, 2016, the aggregate fair value of interest rate swap liabilities of $12.2 million was included in other liabilities in the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2016, the Company had an unrealized loss of $5.3 million and $15.6 million, respectively, that is included in the combined condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2015, the Company had no unrealized gain or loss as hedging activities were initiated later in 2015.
The following table summarizes the terms of the derivative financial instruments held by the Company and the liability that has been recorded as of June 30, 2016 and December 31, 2015 (in thousands)(1):

							Estimated Fair Value
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	June 30, 2016	December 31, 2015
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$(1,112)	$604
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	(1,420)	817
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	(1,311)	754
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	50,000	(2,542)	(229)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	(1,284)	(145)
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	(1,282)	(126)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	(1,284)	(132)
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	60,000	(1,969)	—
						$360,000	$(12,204)	$1,543

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge ineffectiveness testing during the three and six months ended June 30, 2016.
For the three and six months ended June 30, 2016, the Company reclassified $1.0 million and $1.9 million, respectively, from accumulated other comprehensive loss to interest expense. The Company expects approximately $3.8 million will be reclassified from accumulated other comprehensive loss to interest expense in the next 12 months.
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
June 30, 2016

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

	Fair Value Measurement Date
	June 30, 2016	December 31, 2015
Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Assets
Interest rate swaps	$—	$1,820
Liabilities
Interest rate swaps	(12,204)	(277)
Total	$(12,204)	$1,543
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
Non-Recurring Measurements
Investment Properties
During the three and six months ended June 30, 2016, the Company identified two hotel properties that had a reduction in its expected holding period and reviewed the probability of the assets' disposition. The Company recorded an impairment charge of $2.4 million and $10.0 million, respectively, for the three and six months ended June 30, 2016, based on the estimated fair value using purchase contracts and average selling costs. These properties were subsequently sold in May 2016 and June 2016, respectively. No impairments were recorded for the three and six months ended June 30, 2015.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the combined condensed consolidated financial statements as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$1,273,451	$1,276,113	$1,130,616	$1,137,149
Total	$1,273,451	$1,276,113	$1,130,616	$1,137,149
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 3.14% and 3.48% per annum as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the fair value estimate of the unsecured term loan and the fair value estimate of the unsecured credit facility approximated their carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2016 using an estimated federal and state statutory combined rate of 39.2%. For the three and six months ended June 30, 2016 the Company recognized income tax expense of $6.1 million and $9.8 million, respectively.
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
June 30, 2016

at or below the final purchase price of $21.00 per share had all of their tendered shares of Common Stock purchased by the Company at $21.00 per share.
Stock Repurchase Program
In December 2015, the Company’s Board of Directors authorized a stock repurchase program (the "Repurchase Program") pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding Common Stock, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. For the three and six months ended June 30, 2016, 738,435 and 4,128,935 shares, respectively, had been repurchased under the Repurchase Program, at a weighted average price of $15.48 and $14.71, respectively, per share for an aggregate purchase price of $11.4 million and $60.7 million, respectively. As of June 30, 2016, the Company had approximately $39.3 million remaining under its share repurchase authorization.
Distributions
Common Stock
The Company paid or declared the following dividends on Common Stock during the three and six months ended June 30, 2016:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2016	March 31, 2016	April 15, 2016
$0.275	June 30, 2016	June 30, 2016	July 15, 2016
Non-Controlling Interest of Common Units in Operating Partnership
As of June 30, 2016, the Operating Partnership had 1,378,573 long-term incentive partnership units (“LTIP units”) outstanding, representing a 1.3% partnership interest held by the limited partners. Of the 1,378,573 LTIP units outstanding at June 30, 2016, 118,960 units had vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described in Note 13.
As of June 30, 2016, the Company had accrued $97 thousand in dividends related to the LTIP units, which were paid in July 2016.
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
Income allocated to non-controlling interest in the Operating Partnership has been excluded from the numerator and Common Units and vested LTIP Units in the Operating Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income from continuing operations	$26,141	$23,750	$16,971	$9,369
Non-controlling interests in consolidated entities (Note 5)	(43)	—	120	—
Non-controlling interests of common units in Operating Partnership (Note 1)	(330)	(3)	(240)	(3)
Distributions to preferred stockholders	—	(8)	—	(8)
Dividends, unvested share-based compensation	(113)	(28)	(212)	(46)
Net income from continuing operations available to common stockholders	25,655	23,711	16,639	9,312
Net loss from discontinued operations	—	—	—	(489)
Net income available to common stock	$25,655	$23,711	$16,639	$8,823

Denominator:
Weighted average shares outstanding - Basic	107,936,336	111,676,096	108,813,649	112,316,767
Effect of dilutive share-based compensation	111,819	237,989	97,112	143,945
Weighted average shares outstanding - Diluted	108,048,155	111,914,085	108,910,761	112,460,712

Basic and diluted earnings per share:
Net income from continuing operations	$0.24	$0.21	$0.15	$0.08
Loss from discontinued operations, net of tax	—	—	—	—
Net income per share	$0.24	$0.21	$0.15	$0.08
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
June 30, 2016

include 104,079 restricted stock units that are time-based and vest over a three year period and 51,782 restricted stock units that are performance-based. Both the time-based and performance-based units are subject to continued employment and have a weighted average grant date fair value of $13.09 per share.
In April 2016, the Compensation Committee of the Board of Directors of the Company granted an additional 26,738 time-based 2016 Restricted Stock Units to a new executive, with a grant date fair value of $15.34, with 50% of the time-based 2016 Restricted Stock Units vesting on February 4, 2017 and the remaining 50% vesting on February 4, 2018.
Other than the new awards granted to a new executive, each time-based 2016 Restricted Stock Unit will vest as follows, subject to the employee’s continued service through each applicable vesting date: 33% on February 4, 2017, which is the first anniversary of the vesting commencement date of the award (February 4, 2016), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
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
In April 2016, the Compensation Committee approved the issuance of 110,179 2016 Class A LTIP Units and 12,945 2016 Time-Based LTIP Units to a new executive that had an average grant date fair value of $7.85 per unit.
Each award of Time-Based LTIP Units will vest as follows, subject to the executive’s continued service through each applicable vesting date: 33% on February 4, 2017, which is the first anniversary of the vesting commencement date of the award (February 4, 2016), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
In May 2016, pursuant to the Company's Director Compensation Program, as amended and restated as of May 29, 2015, the Company approved the issuance of 33,894 fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors with a weighted average grant date fair value of $15.49.
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of June 30, 2016:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Outstanding as of January 1, 2016	342,219	84,701	498,049	924,969
Granted	—	182,599	899,609	1,082,208
Vested	(94,685)	(22,331)	(95,559)	(212,575)
Expired	—	—	(42,486)	(42,486)
Forfeited	—	—	—	—
Outstanding as of June 30, 2016	247,534	244,969	1,259,613	1,752,116
Vested as of June 30, 2016	103,662	22,331	118,960	244,953
Weighted average fair value of outstanding shares/units	$20.18	$15.01	$9.67	$11.90

(1)	Includes time-based and performance-based units.

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
March 17, 2016 and April 25, 2016
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
For the three and six months ended June 30, 2016 the Company recognized approximately $2.3 million and $5.0 million, respectively, of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, other officers and members of management, which included $1.2 million of accelerated share-based compensation expense related to management transition and severance agreements, $525 thousand was provided to the Company's Board of Directors, and capitalized approximately $146 thousand and $255 thousand, respectively, related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of June 30, 2016, there was $14.8 million of total unrecognized compensation costs related to non-

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
June 30, 2016

vested restricted share units, Class A LTIP Units and Time-Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 2.0 additional years.
For the three and six months ended June 30, 2015, the Company recognized $0.5 million and $1.1 million, respectively, of share-based compensation expense related to stock payments under the 2015 Incentive Award Plan, of which $525 thousand was provided to the Board of Directors and $9 thousand was provided to certain executive officers. In addition, in connection with the 2014 Share Unit Plan and the 2015 Incentive Award Plan, during the three and six months ended June 30, 2015 the Company recognized approximately $1.4 million and $2.6 million, respectively, in compensation expense related to Restricted Stock Units, Class A LTIP Units and Time-Based LTIPs provided to certain of its executive officers and members of management and capitalized approximately $82 thousand and $170 thousand, respectively, related to Restricted Stock Units provided to certain members of management that oversee development and capital projects on behalf of the Company. Additionally, this includes a cumulative catch up for compensation expense related to the fourth quarter of 2014 because the effectiveness of the grants was subject to the completion of the spin-off of the Company from InvenTrust, which occurred on February 3, 2015.
14. Commitments and Contingencies
Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2016 and December 31, 2015, the Company had a balance of $71.2 million and $65.7 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheet as of June 30, 2016.
In January 2016, the Company acquired the Hotel Commonwealth, which is subject to a long-term triple net ground lease. The ground lease expires in December 2087. The hotel is required to pay annual base rent of $10 per year for the remaining term of the ground lease.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
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
15. Subsequent Events
From July 1, 2016 through July 29, 2016, the Company repurchased an additional 16,613 shares of common stock at a weighted average price of $16.13 per share for an aggregate purchase price of approximately $0.3 million. As of July 29, 2016, the Company had approximately $39.0 million remaining under its share repurchase authorization.

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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service, lifestyle and urban upscale hotels, with a focus on the top 25 markets as well as key leisure destinations in the United States. A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"), but excluding hotels referred to as "lifestyle" hotels. A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. An urban upscale hotel refers to a hotel located in an urban or similar high-density commercial area, such as a central business district, and defined as "upscale" or "upper midscale" by STR. As of June 30, 2016, we owned 46 hotels, 44 of which are wholly owned, comprising 11,594 rooms, across 20 states and the District of Columbia, and had a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities. Our hotels are primarily operated by industry leaders such as Marriott ®, Kimpton ®, Hyatt ®, Starwood ®, Aston ®, Fairmont ®, Hilton ® and Loews ®, as well as leading independent management companies.
Basis of Presentation
On February 3, 2015, Xenia was spun off from InvenTrust Properties Corp. ("InvenTrust" formerly known as Inland American Real Estate Trust, Inc.), its former parent. Prior to the separation, we effectuated certain reorganization transactions which were designed to consolidate the ownership of our hotels into our operating partnership; consolidate our TRS lessees in our TRS; facilitate our separation from InvenTrust; and enable us to qualify as a REIT for federal income tax purposes. The accompanying combined condensed consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined condensed consolidated financial statements reflect our operations after giving effect to the reorganization transactions, the disposition of other hotels previously owned by us, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to us by InvenTrust, as well as costs associated with participation by certain of our executives in InvenTrust’s benefit plans. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined condensed consolidated statements of operations and comprehensive income. Additionally, prior to the spin-off, InvenTrust allocated to us a portion of its corporate overhead costs based upon our percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. Based on these presentation matters, these financials may not be comparable to prior periods.
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
Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs. Our hotels are managed by independent, third-party management companies under long-term agreements under which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel.
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

Results of Operations
Overview
During the three and six months ended June 30, 2016, there were continued signs of softening trends in the overall US lodging industry. Overall US lodging industry demand increased during the second quarter of 2016, with demand growth slightly out pacing supply growth year to date, and increases in RevPAR continued to be driven by rate. As a result, the industry showed a moderate pricing increase in RevPAR of 3.5% for the second quarter of 2016, driven by ADR growth of 2.9% and a moderate increase in occupancy of 0.6% as reported by STR.
Our total portfolio RevPAR, which includes the results of hotels that were sold or acquired during the respective periods presented, was $162.72 and $150.53 for the three and six months ended June 30, 2016 compared to $150.19 and $142.44, for the three and six months ended June 30, 2015. The increase in total portfolio RevPAR during 2016 was partially driven by the moderate pricing increase in the overall US lodging industry but was primarily attributable to changes in our portfolio mix.  During the second half of 2015, we acquired three high-quality hotels and opened two ground up development hotels through our two consolidated real estate entities. Then during the first quarter of 2016, we closed on one hotel acquisition that contributed additional increases in the overall portfolio metrics. Additionally during 2016, we completed the dispositions of five hotels with an average RevPAR significantly below the remainder of our portfolio, which also helped to improve our overall portfolio metrics.
The total portfolio RevPAR for three and six months ended June 30, 2016 was negatively impacted by the continued declines in its four Houston area hotels attributable to the volatile energy markets and new supply. On average our Houston hotels had an average decrease of 12.3% in RevPAR for the quarter ended June 30, 2016 compared to 2015, which was driven by a 6.9% decrease in ADR and a 5.9% decrease in occupancy, and an average decrease of 12.9% in RevPAR for the six months ended June 30, 2016 to 2015, driven by a 4.4% decrease in ADR an 8.9% decrease in occupancy.
Net income attributable to common stockholders increased 7.9% and 47.4% for the three and six months ended June 30, 2016 compared to 2015, primarily attributable to the one-time separation and other start-up related expenses incurred during 2015 as part of our spin-off to a publicly traded company offset by the provision for asset impairment and the loss on extinguishment of debt incurred during 2016. Adjusted EBITDA for the three and six months ended June 30, 2016 increased 9.6% and 3.7% compared to 2015 and Adjusted FFO per share increased 14.0% and 5.9% for the three and six months ended June 30, 2016 compared to 2015.  These increases were also attributable to changes in our portfolio mix, as well as our continued focused on operational efficiencies and cost containment strategies throughout the portfolio.
Our hotel portfolio has a focus on the top 25 markets as well as key leisure destinations in the United States. The following charts show the geographic diversification of our hotel properties as of June 30, 2016:

Number of Hotels by Region (1)	Number of Rooms by Region (1)

(1)	Represents the diversification of our hotel properties as defined by STR.

The following table sets forth certain operating information for our 46 hotel properties owned during the respective years by geographic diversification for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,						Six Months Ended June 30,
	2016 (2)			2015 (2)(3)			2016 (2)			2015 (2)(3)(4)
Region (1)	OCC	ADR	RevPAR	OCC	ADR	RevPAR	OCC	ADR	RevPAR	OCC	ADR	RevPAR
South Atlantic	82.2%	$196.41	$161.51	81.0%	$186.67	$151.26	79.0%	$191.38	$151.22	79.2%	$183.33	$145.25
West South Central	72.1%	$188.24	$135.76	74.6%	$190.24	$141.92	71.1%	$191.05	$135.90	75.0%	$192.47	$144.34
Pacific	84.1%	$230.44	$193.71	82.3%	$196.14	$161.36	80.7%	$226.93	$183.24	76.9%	$194.07	$149.15
Mountain	81.8%	$184.51	$150.93	83.0%	$174.73	$145.06	78.0%	$181.30	$141.47	81.9%	$176.50	$144.51
Other	82.9%	$208.07	$172.56	80.5%	$183.50	$147.67	73.7%	$188.57	$139.04	73.1%	$167.98	$122.88
Total	80.0%	$203.48	$162.72	79.7%	$188.43	$150.19	76.1%	$197.78	$150.53	76.8%	$185.45	$142.44

(1)	Represents our diversification of our hotel properties as defined by STR.

(2)
For hotels acquired during the period, operating results and statistics are only included since the respective date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

(3)
Upon completion of construction in the third and fourth quarters of 2015, the two hotels under development were included as of the end of the applicable period from the date their respective operations began.

(4)	The Andaz Napa had 682 room nights out of order in January 2015 as final repairs were completed related to the August 2014 Northern California earthquake.
Operating Information Comparison
The following table sets forth certain operating information for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Variance
Number of properties at January 1	50	46	4
Properties acquired	1	—	1
Properties disposed	(5)	—	(5)
Number of properties at June 30	46	46	—
Number of rooms at January 1(1)	12,548	12,636	(88)
Rooms in properties acquired or added to portfolio upon completion of construction (2)	250	7	243
Rooms in properties disposed	(1,204)	—	(1,204)
Number of rooms at June 30	11,594	12,643	(1,049)

Portfolio Statistics:
Occupancy (1) (3)	76.1%	76.8%	(0.9)%
ADR (1) (3)	$197.78	$185.45	6.6%
RevPAR (1) (3)	$150.53	$142.44	5.7%

(1)
The results for the six months ended June 30, 2016, include the consolidated operating results of the Grand Bohemian Hotel Charleston that opened on August 27, 2015 and the Grand Bohemian Hotel Mountain Brook that opened on October 21, 2015.

(2)
The rooms additions include total number of rooms acquired and total number of rooms put into operations upon the completion of construction or renovation. During the six months ended June 30, 2016, the Company acquired the Hotel Commonwealth that added an additional 245 rooms to our portfolio, three additional rooms were added to the Hyatt Regency Santa Clara and two additional rooms were added to Hyatt Key West Resort & Spa upon completion of property improvements.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	Variance	2016	2015	Increase / (Decrease)	Variance
Revenues:
Room revenues	$180,977	$172,792	$8,185	4.7%	$340,295	$325,882	$14,413	4.4%
Food and beverage revenues	66,329	64,954	1,375	2.1%	129,797	127,207	2,590	2.0%
Other revenues	14,072	13,477	595	4.4%	26,321	26,007	314	1.2%
Total revenues	$261,378	$251,223	$10,155	4.0%	$496,413	$479,096	$17,317	3.6%
Room revenues
Room revenues increased by $8.2 million, or 4.7%, to $181.0 million for the three months ended June 30, 2016 from $172.8 million for the three months ended June 30, 2015, of which $18.9 million was contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. An additional net increase of $3.1 million was contributed by several of our California hotels that were positively impacted by increased business levels resulting from their recent renovations, which was offset by renovation disruption at the Marriott Napa Valley Hotel & Spa that occurred in the first half of this year. Additionally, the increases for the quarter were offset by decreases of $2.4 million from four of our hotel properties in the Houston market that have continued to be negatively impacted by the volatility in the energy market and new supply and $13.9 million attributed to the disposition of one hotel in October 2015, one hotel in February 2016 and four hotels sold during the second quarter of 2016. The remaining net increase of $2.5 million was attributable to our remaining hotels that were owned during the three months ended June 30, 2016 and 2015.
Room revenues increased by $14.4 million, or 4.4%, to $340.3 million for the six months ended June 30, 2016 from $325.9 million for the six months ended June 30, 2015, of which $30.6 million was contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. An additional net increase of $8.9 million was contributed by several of our California hotels that were positively impacted by increased business levels resulting from their recent renovations, which was offset by renovation disruption at the Marriott Napa Valley Hotel & Spa during the first half of this year. These increases were also offset by decreases of $4.9 million from four of our hotel properties in the Houston market that have continued to be negatively impacted by the volatility in the energy market and new supply and $22.0 million attributed to the disposition of one hotel in October 2015, one hotel in February 2016 and four hotels sold during the second quarter of 2016. The remaining net increase of $1.8 million was attributable to our remaining hotels that were owned during the six months ended June 30, 2016 and 2015.
Food and beverage revenues
Food and beverage revenues increased by $1.4 million, or 2.1%, to $66.3 million for the three months ended June 30, 2016 from $65.0 million for the three months ended June 30, 2015, of which $7.8 million was attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. These increases were offset by decreases of $5.5 million related to one hotel disposed of in October 2015, one hotel in February 2016, and the four hotels we sold during the second quarter of 2016. The remaining $0.9 million net decrease was attributable to the remainder of our portfolio.
Food and beverage revenues increased by $2.6 million, or 2.0%, to $129.8 million for the six months ended June 30, 2016 from $127.2 million for the six months ended June 30, 2015, of which $13.9 million was attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. These increases were offset by decreases of $9.6 million related to the disposition of one hotel in October 2015, one hotel in February 2016, and four hotels during the second quarter of 2016. The remaining $1.7 million net decrease was attributable to the remainder of our portfolio.
Other revenues
Other revenues increased by $0.6 million, or 4.4%, to $14.1 million for the three months ended June 30, 2016 from $13.5 million for the three months ended June 30, 2015. There was $1.0 million in increases attributable the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. These increases were offset by a net $0.9 million decrease primarily attributable to the disposition of one hotel in October 2015, one hotel in February 2016, four hotels in the second quarter of 2016, and our four Houston properties that continued to be impacted by the volatile energy markets and new supply. The remaining net increase of $0.5 million was attributable to the remainder of our portfolio.
Other revenues increased by $0.3 million, or 1.2%, to $26.3 million for the six months ended June 30, 2016 from $26.0 million for the six months ended June 30, 2015. There was $2.0 million in increases attributable the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. These increases were offset by a net $1.7 million decrease primarily attributable to the disposition of one hotel in October 2015, one hotel in February 2016, four hotels in the second quarter of 2016 and our four Houston properties in addition to a net overall decrease in the remainder of our portfolio.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	Variance	2016	2015	Increase / (Decrease)	Variance
Hotel operating expenses:
Room expenses	$38,183	$37,348	$835	2.2%	$74,958	$72,534	$2,424	3.3%
Food and beverage expenses	42,009	41,311	698	1.7%	84,242	81,498	2,744	3.4%
Other direct expenses	4,086	4,385	(299)	(6.8)%	8,051	8,651	(600)	(6.9)%
Other indirect expenses	57,914	56,226	1,688	3.0%	115,881	109,484	6,397	5.8%
Management and franchise fees	13,780	13,618	162	1.2%	26,027	25,070	957	3.8%
Total hotel operating expenses	$155,972	$152,888	$3,084	2.0%	$309,159	$297,237	$11,922	4.0%
Total hotel operating expenses
Total hotel operating expenses increased $3.1 million, or 2.0%, to $156.0 million for the three months ended June 30, 2016 from $152.9 million for the three months ended June 30, 2015, of which $16.6 million was primarily attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. These increases were offset by decreases of $13.3 million attributed to the disposition of one hotel in October 2015, one hotel in February 2016 and four hotels in the second quarter of 2016. Additionally, there was a decrease of $1.8 million in hotel operating expenses attributed to our four Houston hotels offset by an increase of $1.6 million contributed by the remainder of our portfolio. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Total hotel operating expenses increased $11.9 million, or 4.0%, to $309.2 million for the six months ended June 30, 2016 from $297.2 million for the six months ended June 30, 2015, of which $30.9 million was primarily attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015, $4.4 million was attributable to several of our California hotels that were positively impacted by increased business levels resulting from their recent renovations, particularly as compared to the first half of 2015 when business was impacted by the disruption created by the renovations and an overall net increase of $1.4 million was attributable to the remainder of our portfolio. These increases were offset by decreases in expenses of $3.0 million from renovation disruption at the Marriott Napa Valley Hotel & Spa in the first half of this year and from our four Houston hotels that continued to be impacted by the volatility in the energy market and new supply. Additional decreases of $21.8 million were attributable to the to the disposition of one hotel in October 2015, one hotel in February 2016, and four sold in the second quarter of 2016.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	Variance	2016	2015	Increase / (Decrease)	Variance
Depreciation and amortization	$38,318	$35,889	$2,429	6.8%	$77,270	$72,276	$4,994	6.9%
Real estate taxes, personal property taxes and insurance	10,542	11,805	(1,263)	(10.7)%	22,575	23,999	(1,424)	(5.9)%
Ground lease expense	1,402	1,322	80	6.1%	2,755	2,597	158	6.1%
General and administrative expenses	7,674	6,947	727	10.5%	18,298	13,992	4,306	30.8%
Acquisition transaction costs	6	856	(850)	(99.3)%	146	885	(739)	(83.5)%
Provision for asset impairment	2,396	—	2,396	100.0%	9,991	—	9,991	100.0%
Separation and other start-up related expenses	—	1,165	(1,165)	(100.0)%	—	26,461	(26,461)	(100.0)%
Total corporate and other expenses	$60,338	$57,984	$2,354	4.1%	$131,035	$140,210	$(9,175)	(6.5)%
Depreciation and amortization
Depreciation and amortization expense increased $5.0 million, or 6.9%, to $77.3 million for the six months ended June 30, 2016 from $72.3 million for the six months ended June 30, 2015, of which $9.3 million of the increase was contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. The remaining $1.4 million increase is the result of capital expenditures to improve our properties offset by decreases of $5.7 million attributed to the sale of one hotel in October 2015, one hotel in February 2016, and four hotels in the second quarter of 2016.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $1.3 million, or 10.7%, to $10.5 million for the three months ended June 30, 2016 from $11.8 million for the three months ended June 30, 2015, of which $0.9 million was attributable to the sale of one hotel in October 2015, one hotel in February 2016 and four hotels in the second quarter of 2016, offset by the $0.8 million increase attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. The remaining decrease of $1.2 million was primarily attributable to a decrease in real estate taxes and property and casualty insurance for the remainder of our hotel portfolio as a result of tax appeals and refunds.
Real estate taxes, personal property taxes and insurance expense decreased $1.4 million, or 5.9%, to $22.6 million for the six months ended June 30, 2016 from $24.0 million for the six months ended June 30, 2015, of which $1.5 million was attributable to the sale of one hotel in October 2015, one hotel in February 2016 and four in the second quarter of 2016, offset by $1.5 million in increases from the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. The remaining decrease of $1.4 million was primarily attributable to a decrease in real estate taxes and property and casualty insurance for the remainder of our hotel portfolio as a result of tax appeals and refunds.
Ground lease expense
Ground lease expense increased $0.2 million, or 6.1%, to $2.8 million for the six months ended June 30, 2016 from $2.6 million for the six months ended June 30, 2015, primarily attributable to the acquisition of the Hotel Commonwealth in January 2016.
General and administrative expenses
General and administrative expenses increased $0.7 million, or 10.5%, to $7.7 million for the three months ended June 30, 2016 from $6.9 million for the three months ended June 30, 2015, which was primarily attributable to salaries and employee related expenses.

General and administrative expenses increased $4.3 million, or 30.8%, to $18.3 million for the six months ended June 30, 2016 from $14.0 million for the six months ended June 30, 2015, of which $3.1 million of the increase was primarily attributable to non-recurring management transition and severance costs incurred during the first quarter of 2016. The remaining increase was partially due to salaries and employment related expenses.
Acquisition transaction costs
Acquisition transaction costs were $0.1 million during the six months ended June 30, 2016. Typically, acquisition transaction costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity. The primary decrease during the six months ended June 30, 2016 was attributable to the acquisition of three hotels in 2015 compared to one hotel in 2016.
Provision for asset impairment
During the three and six months ended June 30, 2016, a provision for asset impairment of $2.4 million and $10.0 million was recorded on two hotels which were identified to have a reduction in their expected hold period when they met the held for sale criteria, and were written down to their estimated fair value, less costs to sell. The hotels were subsequently sold in May and June 2016, respectively. There were no asset impairments recorded for the three and six months ended June 30, 2015.
Separation and other start-up related expenses
The $1.2 million and $26.5 million in separation and other start-up related expenses for the three and six months ended June 30, 2015, respectively, related to fees paid to unrelated third parties attributable to one-time costs incurred related to our spin-off from InvenTrust, the listing of our Common Stock, $0.01 par value per share (the "Common Stock"), on the NYSE, costs related to start-up costs incurred while transitioning to a stand-alone, publicly-traded company and related to the repurchase of common shares in a modified “Dutch Auction” self-tender offer (the “Tender Offer”) that commenced in conjunction with the listing of the Company's Common Stock on the NYSE.
Results of Non-Operating Income and Expenses
Hotel non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase / (Decrease)	Variance	2016	2015	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain (loss) on sale of investment properties	$(90)	$—	$(90)	(100.0)%	$792	$—	$792	100.0%
Other income	94	30	64	213.3%	178	2,717	(2,539)	(93.4)%
Interest expense	(12,801)	(13,048)	247	1.9%	(25,640)	(26,230)	590	2.2%
Loss on extinguishment of debt	(35)	(178)	143	80.3%	(4,778)	(283)	(4,495)	(1,588.3)%
Income tax expense	(6,095)	(3,405)	(2,690)	(79.0)%	(9,800)	(8,484)	(1,316)	(15.5)%
Net loss from discontinued operations	—	—	—	—	—	(489)	489	100.0%
Gain (loss) on sale of investment properties
The gain (loss) on sale of investment properties for the three and six months ended June 30, 2016 was primarily related to the sale of one hotel in February. There were no sales during the three and six months ended June 30, 2015.
Other income
Other income decreased $2.5 million, or 93.4%, for the six months ended June 30, 2016, which was primarily attributable to the involuntary loss and business interruption insurance recovery income of $2.2 million that was received for the six months ended June 30, 2015.
Interest expense
Interest expense decreased $0.2 million, or 1.9%, to $12.8 million for the three months ended June 30, 2016 from $13.0 million for the three months ended June 30, 2015 and $0.6 million, or 2.2%, to $25.6 million for the six months ended June 30, 2016 from $26.2 million for the six months ended June 30, 2015. This was primarily the result of a lower weighted average interest rate of 3.49% for the six months ended June 30, 2016 compared to 3.93% for the six months ended June 30, 2015.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $0.1 million, or 80.3%, to $35 thousand for the three months ended June 30, 2016 from $0.2 million for the three months ended June 30, 2015 due to timing of debt repayments in 2016 compared to 2015.
Loss on extinguishment of debt increased $4.5 million to $4.8 million for the six months ended June 30, 2016 from $0.3 million for the six months ended June 30, 2015, which was attributable to the early repayment of one mortgage loan with proceeds from the sale of the property in February 2016 and for the fees incurred for the refinance of one hotel mortgage in the first quarter of 2016.
Income tax expense
Income tax expense increased $1.3 million, or 15.5%, to $9.8 million for the six months ended June 30, 2016 from $8.5 million for the six months ended June 30, 2015, which was primarily attributable to increases in taxable income at the Company's taxable REIT subsidiary. In 2015, the Company utilized net operating loss ("NOL") carry forwards to offset current taxable income. These NOLs were fully utilized during 2015 and were no longer available to offset income tax expense in the first six months of 2016. Additionally, in 2015, the Company incurred a one-time $1.9 million income tax expense associated with transferring a hotel between entities in connection with electing REIT status.
Net loss from discontinued operations
Net loss from discontinued operations decreased $489 thousand, or 100.0%, for the six months ended June 30, 2016. In November 2014, 52 lodging properties were sold by InvenTrust (the "Suburban Select Service Portfolio"), which were properties previously overseen by the Company, and the sale represented a strategic shift and had a major effect on the Company's results of operations. During early 2015, $489 thousand in carryover costs related to the Suburban Select Service Portfolio were incurred and have been presented as discontinued operations for the six months ended June 30, 2015 combined condensed consolidated statements of operations and comprehensive income.
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
For the three and six months ended June 30, 2016, 738,435 and 4,128,935 shares had been repurchased under the Repurchase Program, at a weighted average price of $15.48 and $14.71, respectively, per share, for an aggregate purchase price of $60.7 million. As of June 30, 2016, the Company had approximately $39.3 million remaining under its share repurchase authorization.
From July 1, 2016 through July 29, 2016, the Company repurchased an additional 16,613 shares of common stock at a weighted average price of $16.13 per share for an aggregate purchase price of approximately $0.3 million. As of July 29, 2016, the

Company had approximately $39.0 million remaining under its share repurchase authorization.
As of June 30, 2016, we had $278.1 million of consolidated cash and cash equivalents and $83.9 million of restricted cash and escrows. The restricted cash as of June 30, 2016 primarily consists of cash held in restricted escrows of $3.7 million for real estate taxes and insurance, $9.0 million in disposition related escrow and capital spending reserves, and $71.2 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Credit facility
We have a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million. As of June 30, 2016, we had no outstanding balance under the unsecured revolving credit facility.
Unsecured Term Loans and Mortgages
In January 2016, we borrowed $125 million on the unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in October 2022. In December 2015, the Company entered into forward starting swap agreements to fix LIBOR at 1.83% for the entire term of the loan. The term loan was obtained in October 2015, however, funding was delayed until January 2016 in connection with the acquisition of the Hotel Commonwealth.
Additionally, in January 2016, the Company obtained a $60 million mortgage loan with an interest rate of LIBOR plus 260 basis points and maturing in January 2023. Simultaneously with the closing of the mortgage, the Company entered into an interest rate swap on the same day to fix LIBOR at 1.54% for the entire term of the loan, for a combined rate of 4.14% as of June 30, 2016.
In February 2016, we refinanced one mortgage loan to fix the interest rate at 4.53% and extend maturity to March 2026. Additional proceeds of approximately $11 million were received under the refinanced terms of the mortgage, which increased the principal of the loan from approximately $49 million to $60 million.
In March 2016, we elected to exercise our right under the terms of one of our mortgage loan to extend the maturity date to March 2017.
During the six months ended June 30, 2016, we paid off two hotel mortgage loans totaling $50.0 million with proceeds from the sale of the collateral property in February and cash on hand. As of June 30, 2016, the remaining debt was $1,274 million and had a weighted average interest rate of 3.49%.
In December 2016, two of the Company's mortgage loans mature with a total outstanding balance of $180 million. The Company intends to pay these outstanding balances in the second half of 2016 with cash on hand.
Sources and Uses of Cash
Our principal sources of cash are cash flows generated from operations and borrowings under debt financings, including draws on our revolving credit facility. We may also obtain cash from various types of equity offerings or the sale of our hotels. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock under the Repurchase Program.
Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
The table below presents summary cash flow information for the combined condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash flows provided by operating activities	$112,446	$82,368
Net cash flows provided by (used in) investing activities	17,401	(75,990)
Net cash flows provided by financing activities	26,054	27,869
Increase in cash and cash equivalents	155,901	34,247
Cash and cash equivalents, at beginning of period	122,154	163,053
Cash and cash equivalents, at end of period	$278,055	$197,300

Operating

•
Cash provided by operating activities was $112.4 million and $82.4 million for the six months ended June 30, 2016 and 2015, respectively. Cash provided by operating activities for the six months ended June 30, 2016 increased due to (i) the non-recurring separation and other start-up related expenses of $26.5 million that were incurred in 2015 related to our separation from InvenTrust and (ii) an increase in cash flows generated from our hotel portfolio including cash flows generated by the three hotels acquired in July 2015, the two hotel developments that began operations in the third and fourth quarter of 2015, and the acquisition of the Hotel Commonwealth in January 2016. These increases were offset by lost operating cash flow attributable to the sale of one hotel in October 2015 and five hotels during the six months ended June 30, 2016.

Investing

•
Cash provided by investing activities was $17.4 million and cash used in investing activities was $76.0 million for the six months ended June 30, 2016, and 2015, respectively. Cash provided by investing activities for the six months ended June 30, 2016 was primarily due to proceeds of $160.1 million from the sale of five hotels in the six months ended June 30, 2016, which was offset by cash used in investing activities for (i) $20.2 million in capital improvements at our hotel properties and (ii) the acquisition of the Hotel Commonwealth for net cash at closing of $116 million. Cash used in investing activities during the six months ended June 30, 2015 was primarily due to capital improvements at our hotels and two development properties and the initial deposit on the acquisition of the Hotel Commonwealth.

Financing

•
Cash provided by financing activities was $26.1 million and $27.9 million for the six months ended June 30, 2016, and 2015, respectively. Cash provided by financing activities for the six months ended June 30, 2016 was primarily comprised of (i) proceeds from mortgage debt of $71.3 million and the $125 million funding of the term loan in January 2016, which was partially offset by (ii) cash used for mortgage principal payments of $3.5 million, (iii) the payoff of $50.0 million in mortgage loans, (iv) $60.7 million used to repurchase common shares under the Repurchase Program and (v) the payment of $55.5 million in dividends to common stockholders and Operating Partnership unit holders. Cash provided by financing activities for the six months ended June 30, 2015 was primarily comprised of a net contribution of $153.3 million from InvenTrust and proceeds from mortgage debt of $13.5 million, which was partially offset by cash used for mortgage principal payments of $4.6 million, the payoff of $81.5 million in mortgage loans, $36.9 million related to the repurchase of common shares in the Tender Offer and $16.3 million dividends to common stockholders.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of June 30, 2016 and December 31, 2015, we held a total of $71.2 million and $65.7 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three and six months ended June 30, 2016, we made total capital expenditures of $12.9 million and $20.2 million. During the three and six months ended June 30, 2015, we made total capital expenditures of $13.9 million and $31.0 million, including $1.5 million for Napa hotel earthquake repairs.
Off-Balance Sheet Arrangements
As of June 30, 2016, we have no off-balance sheet arrangements.

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
EBITDA and Adjusted EBITDA
EBITDA is a commonly used measure of performance in many industries and is defined as net income or loss (calculated in accordance with GAAP) excluding interest expense, provision for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. We consider EBITDA useful to an investor regarding our results of operations, in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results, even though EBITDA does not represent an amount that accrues directly to common stockholders. In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions and along with FFO and Adjusted FFO, it is used by management in the annual budget process for compensation programs. We present EBITDA attributable to common stock and unit holders, which includes our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand EBITDA attributable to all common stock and Operating Partnership units.
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
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for unconsolidated partnerships and joint ventures, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to all common stock and Operating Partnership units.
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$26,141	$23,750	$16,971	$8,880
Adjustments:
Interest expense	12,801	13,048	25,640	26,230
Income tax expense	6,095	3,405	9,800	8,484
Depreciation and amortization related to investment properties	38,318	35,889	77,270	72,276
Non-controlling interests in consolidated real estate entities	(43)	—	120	—
Adjustments related to non-controlling interests in consolidated real estate entities	(314)	—	(625)	—
EBITDA attributable to common stock and unit holders	$82,998	$76,092	$129,176	$115,870
Reconciliation to Adjusted EBITDA
Impairment of investment properties	2,396	—	9,991	—
Loss (gain) on sale of investment property	90	—	(792)	—
Loss on extinguishment of debt	35	178	4,778	283
Acquisition and pursuit costs	6	856	146	885
Amortization of share-based compensation expense	2,307	1,774	5,004	3,448
Amortization of above and below market ground leases	165	107	336	213
Gain from excess property insurance recovery	—	—	—	(276)
Business interruption insurance recoveries, net(1)	—	154	—	(2,170)
EBITDA adjustment for hotels sold prior to spin-off	—	(42)	—	404
Management transition and severance expenses	—	—	1,890	—
Other non-recurring expenses(2)	—	1,165	—	26,461
Adjusted EBITDA attributable to common stock and unit holders	$87,997	$80,284	$150,529	$145,118

(1)
The business interruption insurance proceeds received during the six months ended June 30, 2015 was $3.7 million, which is net of $1.5 million of hotel related expenses attributable to those hotels impacted by the August 2014 Napa Earthquake.

(2)
For the three and six months ended June 30, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to a tender offer and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$26,141	$23,750	$16,971	$8,880
Adjustments:
Depreciation and amortization related to investment properties	38,318	35,889	77,270	72,276
Impairment of investment property	2,396	—	9,991	—
Loss (gain) on sale of investment property	90	—	(792)	—
Non-controlling interests in consolidated real estate entities	(43)	—	120	—
Adjustments related to non-controlling interests in consolidated real estate entities	(224)	—	(448)	—
FFO attributable to the Company	$66,678	$59,639	$103,112	$81,156
Distribution to preferred shareholders	—	(8)	—	(8)
FFO attributable to common stock and unit holders	$66,678	$59,631	$103,112	$81,148

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$35	$178	$4,778	$283
Acquisition and pursuit costs	6	856	146	885
Loan related costs(1)	1,058	1,022	2,062	2,191
Amortization of share-based compensation expense	2,307	1,774	5,004	3,448
Amortization of above and below market ground leases	165	107	336	213
Income tax related to restructuring(2)	—	(975)	—	1,900
Business interruption proceeds net of hotel related expenses(3)	—	154	—	(2,170)
FFO adjustment for hotels sold prior to spin-off	—	(42)	—	404
Management transition and severance expenses	—	—	1,890	—
Other non-recurring expenses (4)	—	1,165	—	26,461
Adjusted FFO attributable to common stock and unit holders	$70,249	$63,870	$117,328	$114,763

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(2)
For the three and six months ended June 30, 2015, the Company recognized income tax expense of $3.4 million and $8.5 million, respectively, of which $1.9 million for the six months ended related to a gain on the transfer of a hotel between legal entities resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT. During the three months ended June 30, 2015, the Company revised its estimated tax for restructuring which resulted in a reduction of the related expense of $1.0 million.

(3)
The business interruption insurance recovery proceeds received during the six months ended June 30, 2015 was $3.7 million which was net of $1.5 million of hotel related expenses attributable to those hotels impacted by the August 2014 Napa Earthquake.

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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our combined condensed consolidated statements of operations and comprehensive income, include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
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
Subsequent Events
From July 1, 2016 through July 29, 2016, the Company repurchased an additional 16,613 shares of common stock at a weighted average price of $16.13 per share for an aggregate purchase price of approximately $0.3 million. As of July 29, 2016, the Company had approximately $39.0 million remaining under its share repurchase authorization.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our combined condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of June 30, 2016 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.8 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2015 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.8 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2016, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Maturing debt (1)(2):
Fixed rate debt (mortgages and term loans)	$180,000	$13,198	$—	$—	$16,642	$483,000	$692,840	$698,096
Variable rate debt (mortgage loans)	—	34,000	168,643	332,344	46,159	—	581,146	578,017
Unsecured credit facility	—	—	—	—	—	—	—	—
Total	$180,000	$47,198	$168,643	$332,344	$62,801	$483,000	$1,273,986	$1,276,113
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	5.50%	5.25%	—	—	3.85%	3.61%	4.14%	3.14%
Variable rate debt (mortgage loans)	—	2.96%	2.64%	2.71%	2.96%	—	2.72%	3.13%
Unsecured credit facility	2.19%	—	—	—	—	—	—	—

(1)	Excludes mortgage discounts of $0.5 million as of June 30, 2016.

(2)	See Item 7A of our most recent Annual Report on Form 10-K and Note 7 to our combined condensed consolidated financial statements included herein.

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
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Share Repurchase Program during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
April 1 to April 30, 2016	313,369	$15.16	313,369	$45,963
May 1 to May 31, 2016	277,074	$15.49	277,074	$41,670
June 1 to June 30, 2016	147,992	$16.15	147,992	$39,281
Total	738,435	$15.48	738,435
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

August 5, 2016

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