Form 10-Q
period 2016-09-30
Xenia Hotels & Resorts, Inc.
filed 2016-11-07
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended ______ to ______
Commission file number 001-36594
___________________________

Xenia Hotels & Resorts, Inc.

(Exact Name of Registrant as Specified in Its Charter)
_______________________

Maryland	20-0141677
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 S. Orange Avenue Suite 2700, Orlando, Florida	32801
(Address of Principal Executive Offices)	(Zip Code)
(407) 246-8100
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 4, 2016, there were 106,892,788 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2016 and December 31, 2015
(Dollar amounts in thousands, except per share data)

	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Investment properties:
Land	$343,000	$343,000
Building and other improvements	2,830,089	2,680,591
Construction in progress	—	169
Total	$3,173,089	$3,023,760
Less: accumulated depreciation	(630,282)	(518,961)
Net investment properties	$2,542,807	$2,504,799
Cash and cash equivalents	185,311	122,154
Restricted cash and escrows	85,582	73,021
Accounts and rents receivable, net of allowance of $259 and $243, respectively	33,587	23,529
Intangible assets, net of accumulated amortization of $19,259 and $16,660, respectively	77,346	58,059
Deferred tax asset	1,726	2,304
Other assets	20,449	40,683
Assets held for sale	—	181,396
Total assets (including $76,760 and $77,140, respectively, related to consolidated variable interest entities)	$2,946,808	$3,005,945
Liabilities
Debt, net of loan discounts, premiums and unamortized deferred financing costs	$1,169,128	$1,094,536
Accounts payable and accrued expenses	81,696	83,211
Distributions payable	30,121	25,684
Other liabilities	42,986	27,510
Liabilities associated with assets held for sale	—	31,646
Total liabilities (including $48,409 and $48,582, respectively, related to consolidated variable interest entities)	1,323,931	1,262,587
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 107,295,503 and 111,671,372 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,073	1,117
Additional paid in capital	1,932,360	1,993,760
Accumulated other comprehensive (loss) income	(9,721)	1,543
Distributions in excess of retained earnings	(321,292)	(268,991)
Total Company stockholders' equity	$1,602,420	$1,727,429
Non-controlling interests	20,457	15,929
Total equity	$1,622,877	$1,743,358
Total liabilities and equity	$2,946,808	$3,005,945
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2016 and 2015
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rooms revenues	$167,066	$175,872	$507,361	$501,754
Food and beverage revenues	55,687	58,500	185,484	185,707
Other revenues	11,193	14,081	37,515	40,089
Total revenues	$233,946	$248,453	$730,360	$727,550
Expenses:
Rooms expenses	36,854	38,841	111,812	111,378
Food and beverage expenses	38,233	41,308	122,475	122,806
Other direct expenses	1,520	4,625	9,571	13,256
Other indirect expenses	55,076	58,311	170,957	167,758
Management and franchise fees	11,459	12,605	37,486	37,674
Total hotel operating expenses	$143,142	$155,690	$452,301	$452,872
Depreciation and amortization	37,796	37,818	115,066	110,094
Real estate taxes, personal property taxes and insurance	12,300	12,985	34,875	36,984
Ground lease expense	1,356	1,272	4,112	3,869
General and administrative expenses	7,211	5,396	25,508	19,443
Acquisition transaction costs	2	4,510	147	5,396
Pre-opening expenses	—	825	—	825
Provision for asset impairment	15	—	10,006	—
Separation and other start-up related expenses	—	426	—	26,887
Total expenses	$201,822	$218,922	$642,015	$656,370
Operating income	$32,124	$29,531	$88,345	$71,180
Gain (loss) on sale of investment properties	(1)	—	792	—
Other income	738	672	916	3,389
Interest expense	(12,373)	(12,496)	(38,014)	(38,726)
Loss on extinguishment of debt	(244)	—	(5,023)	(283)
Net income before income taxes	$20,244	$17,707	$47,016	$35,560
Income tax (expense) benefit	187	140	(9,613)	(8,344)
Net income from continuing operations	$20,431	$17,847	$37,403	$27,216
Net loss from discontinued operations	—	—	—	(489)
Net income	$20,431	$17,847	$37,403	$26,727
Non-controlling interests in consolidated real estate entities (Note 5)	84	255	205	255
Non-controlling interests of common units in Operating Partnership (Note 1)	(273)	(4)	(512)	(7)
Net (income) loss attributable to non-controlling interests	$(189)	$251	$(307)	$248
Net income attributable to the Company	$20,242	$18,098	$37,096	$26,975
Distributions to preferred stockholders	—	(4)	—	(12)
Net income attributable to common stockholders	$20,242	$18,094	$37,096	$26,963

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Nine Months Ended September 30, 2016 and 2015
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted earnings per share
Income from continuing operations available to common stockholders	$0.19	$0.16	$0.34	$0.24
Income from discontinued operations available to common stockholders	—	—	—	—
Net income per share available to common stockholders	$0.19	$0.16	$0.34	$0.24
Weighted average number of common shares (basic)	107,538,601	111,694,773	108,384,241	112,096,957
Weighted average number of common shares (diluted)	107,677,749	111,885,350	108,495,365	112,258,505

Comprehensive Income:
Net income	$20,431	$17,847	$37,403	$26,727
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	1,362	—	(14,283)	—
Reclassification adjustment for amounts recognized in net income (interest expense)	972	—	2,869	—
	$22,765	$17,847	$25,989	$26,727
Comprehensive income attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 5)	84	255	205	255
Non-controlling interests of common units in Operating Partnership (Note 1)	(303)	(4)	(362)	(7)
Comprehensive income attributable to non-controlling interests	(219)	251	(157)	248
Comprehensive income attributable to the Company	$22,546	$18,098	$25,832	$26,975
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2016
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at January 1, 2016	111,671,372	$1,117	$1,993,760	$1,543	$(268,991)	$2,593	$13,336	$15,929	$1,743,358
Net income (loss)	—	—	—	—	37,096	512	(205)	307	37,403
Repurchase of common shares, net	(4,466,048)	(45)	(66,216)	—	—	—	—	—	(66,261)
Dividends, common shares / units ($0.825)	—	—	—	—	(89,397)	(273)	—	(273)	(89,670)
Share-based compensation	90,179	1	4,816	—	—	4,303	—	4,303	9,120
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(14,096)	—	(187)	—	(187)	(14,283)
Reclassification adjustment for amounts recognized in net income	—	—	—	2,832	—	37	—	37	2,869
Contributions from non-controlling interests	—	—	—	—	—	—	341	341	341
Balance at September 30, 2016	107,295,503	$1,073	$1,932,360	$(9,721)	$(321,292)	$6,985	$13,472	$20,457	$1,622,877
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$37,403	$26,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,897	107,427
Amortization of above and below market leases and other lease intangibles	2,547	2,769
Amortization of debt premiums, discounts, and financing costs	3,009	2,872
Loss on extinguishment of debt	5,023	283
Gain on sale of investment property, net	(792)	—
Provision for asset impairment	10,006	—
Share-based compensation expense	7,049	4,774
Other non-cash adjustments	—	36
Prepayment penalties and defeasance	(4,813)	—
Changes in assets and liabilities:
Restricted cash	256	—
Accounts and rents receivable	(8,814)	(9,088)
Deferred costs and other assets	4,858	8,208
Accounts payable and accrued expenses	1,236	2,909
Other liabilities	2,708	(5,227)
Net cash flows provided by operating activities	$172,573	$141,690
Cash flows used in investing activities:
Purchase of investment properties	(116,000)	(245,000)
Capital expenditures and tenant improvements	(38,091)	(40,941)
Investment in development projects	—	(30,842)
Proceeds from sale of investment properties	161,129	—
Restricted cash and escrows	(9,277)	4,155
Deposits for acquisition of hotel properties	—	(20,000)
Other assets	—	1,039
Net cash flows used in investing activities	$(2,239)	$(331,589)
Cash flows used in financing activities:
Distribution to InvenTrust Properties Corp.	—	(23,505)
Contribution from InvenTrust Properties Corp.	—	176,805
Proceeds from mortgage debt and notes payable	71,258	19,628
Payoffs of mortgage debt	(147,042)	(81,468)
Principal payments of mortgage debt	(4,377)	(6,707)
Proceeds from unsecured term loan	125,000	—
Payment of loan fees and deposits	(646)	(2,926)
Proceeds from revolving line of credit draws	—	127,000
Payments on revolving line of credit	—	(10,000)
Contributions from non-controlling interests	341	6,633
Proceeds from issuance of preferred shares, net of offering costs	—	102
Redemption of preferred shares	—	(137)
Repurchase of common shares	(66,261)	(36,946)
Dividends, common shares/units	(85,271)	(42,191)
Dividends, preferred shares	—	(12)
Distributions paid to non-controlling interests	(179)	—
Net cash flows (used in) provided by financing activities	$(107,177)	$126,276
Net increase (decrease) in cash and cash equivalents	63,157	(63,623)
Cash and cash equivalents, at beginning of year	122,154	163,053
Cash and cash equivalents, at September 30, 2016 and 2015	$185,311	$99,430
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Condensed Consolidated Statements of Cash Flows - Continued
For the Nine Months Ended September 30, 2016 and 2015
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for taxes	$6,650	$359
Cash paid for interest	31,027	35,383

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$1,246	$4,005
Assumption of unsecured line of credit facility by InvenTrust Properties Corp.	—	(96,020)
Non-cash net distributions to InvenTrust Properties Corp.	—	282
Deposit applied to purchase price of hotel property upon acquisition	20,000	—
See accompanying notes to the combined condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

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
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP. XHR GP, Inc. is wholly owned by the Company. As of September 30, 2016, the Company owned 98.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.3% of the common units are owned by the other limited partners. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding Inc. (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels.
The accompanying combined condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly owned subsidiaries and consolidated investments in real estate entities. The Company's subsidiaries and consolidated investments in real estate entities generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and the TRS. The effects of all inter-company transactions have been eliminated.
As of September 30, 2016, the Company owned 46 lodging properties, 44 of which were wholly owned, with a total of 11,594 rooms. The remaining two hotels are owned through individual investments in real estate entities, in which the Company has a 75% ownership interest in each investment.
2. Summary of Significant Accounting Policies
The unaudited interim combined condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, combined condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and combined condensed consolidated statements of cash flows for the periods presented. The unaudited combined condensed consolidated financial statements should be read in conjunction with the combined consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, included in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2016. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
As described above, on February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, the Company effectuated certain reorganization transactions which were designed to consolidate the ownership of its hotels into its Operating Partnership, consolidate its TRS lessees in its TRS, facilitate its separation from InvenTrust, and enable the Company to qualify as a REIT for federal income tax purposes. The accompanying combined condensed consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined condensed consolidated financial statements reflect the operations of the Company after giving effect to the reorganization transactions, the disposition of other hotels previously owned by the Company, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

costs associated with participation by certain of the Company's executives in InvenTrust’s benefit plans. Corporate costs directly associated with the Company's principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined condensed consolidated statements of operations and comprehensive income. Additionally, prior to the spin-off, InvenTrust allocated to the Company a portion of its corporate overhead costs based upon the Company's percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. Based on these presentation matters, the financial statements for the three and nine months ended September 30, 2015 may not be comparable.
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
On January 1, 2016, the Company adopted Accounting Standards Update ("ASU") 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which amended the consolidation guidance for VIE's and general partner's investments in limited partnerships and modifies the evaluation of whether limited partnership and similar legal entities are VIEs or voting interest entities. Upon adoption of ASU 2015-02, the Company concluded there was no change required in the accounting of its two previously identified VIEs in our two investments in real estate entities and therefore will continue to consolidate these VIEs for reporting purposes, as further described in Note 5. However, the Company concluded that the Operating Partnership now meets the criteria as a VIE under ASU 2015-02. The Company's significant asset is its investment in the Operating Partnership, as described in Note 1, and consequently, substantially all of the Company's assets and liabilities represent those assets and liabilities of the Operating Partnership. As such, there is no change in the presentation of the consolidated financial statements of the Company upon adoption of ASU 2015-02.
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
September 30, 2016

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
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation and amortization on the investment properties held for sale. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the condensed consolidated balance sheets for the most recent reporting period and all comparative periods, and are presented at the lesser of the carrying value or fair value, less costs to sell. Additionally, if the sale constitutes a strategic shift with a major effect on operations, the operations for the investment properties held for sale are classified on the combined condensed consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018, pursuant to ASU No. 2015-09 which deferred the adoption date by one year. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 and related updates will have on its consolidated financial statements and related disclosures. Although the Company is still evaluating the revenue streams and the timing of recognition under the new model, it is not expected to change significantly from current policies. Additionally, the Company has begun evaluating the sale of non-financial assets to entities that are not customers, such as the disposition of real estate assets. Historically, hotel dispositions have been cash sales that required no contingencies for future involvement in the hotel's operations and therefore the Company does not expect ASU No. 2014-09 to have a material impact on its recognition of hotel sales. The Company has not yet selected a transition method.
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
September 30, 2016

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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as liability. This guidance is effective for the Company on January 1, 2017, however, early adoption is permitted. The Company does not expect ASU No. 2016-09 to have a significant impact on its combined condensed consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which changes the way certain cash receipts and cash payments are presented and classified on the statement of cash flows in order to reduce diversity in practice across all industries. The standard clarifies classification for debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, and contingent consideration payments made after business combination among other things. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect ASU No. 2016-15 to have a significant impact on its combined condensed consolidated financial statements and related disclosures.
3. Acquired Properties
In June 2015, the Company entered into a purchase agreement to acquire a portfolio of three hotels: the RiverPlace Hotel in Portland, Oregon, the Canary hotel in Santa Barbara, California, and the Hotel Palomar in Philadelphia, Pennsylvania (the "Kimpton Portfolio") for a total purchase price of $245 million, excluding closing costs, which were expensed and included in acquisition costs on the combined condensed consolidated statement of operations for the three and nine months ended September 30, 2015. These acquisitions closed in July 2015, and were funded with cash and borrowings under the Company's unsecured credit facility.
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
September 30, 2016

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
For the three hotels acquired during the nine months ended September 30, 2015, total revenues and net income from the date of acquisition in July 2015 through September 30, 2015 are included in the accompanying combined condensed consolidated statements of operations for the three and nine months ended (in thousands):

September 30, 2015
Revenue	$11,421
Net income (excluding acquisition costs)	$3,146
In January 2016, the Company acquired the Hotel Commonwealth located in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs, which were expensed and included in acquisition costs on the combined condensed consolidated statement of operations for the nine months ended September 30, 2016. The source of funding was proceeds from the $125 million term loan entered into by the Company, as further described in Note 7, and a $20 million escrow deposit applied to the purchase price at closing. The hotel has a total of 245-rooms, which includes a 96-room hotel expansion that was completed in December 2015. The Hotel Commonwealth is subject to a long-term ground lease, which expires in 2087, and was assumed by the Company as part of the hotel's acquisition.
The following reflects the purchase price allocation for the hotel acquired during the nine months ended September 30, 2016 (in thousands):

Building and improvements	$103,847
Furniture, fixtures, and equipment	10,238
Intangibles and other assets (1)	21,915
Total purchase price	$136,000

(1)
As part of the purchase price allocation, the Company allocated $21.7 million to a below market lease intangible that will be amortized on a straight-line basis over the remaining term of the underlying ground lease, which expires in 2087.

The total revenues and net income for Hotel Commonwealth, from the date of acquisition in January 2016 through September 30, 2016, are included in the accompanying combined condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$8,262	$19,857
Net income (excluding acquisition costs)	$2,327	$3,694

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$233,946	$267,448	$730,653	$777,930
Net income	$20,431	$20,314	$37,405	$26,257
Net income per share attributable to common stock - basic	$0.19	$0.18	$0.35	$0.23
Net income per share attributable to common stockholders - diluted	$0.19	$0.18	$0.34	$0.23
Weighted average number of common shares - basic	107,538,601	111,694,773	108,384,241	112,096,957
Weighted average number of common shares - diluted	107,677,749	111,885,350	108,495,365	112,258,505
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
In November 2015, the Company entered into a purchase and sale agreement to sell the Hilton University of Florida Conference Center Gainesville, at which time the hotel was determined to have met the held for sale criteria and was presented as assets and liabilities associated with assets held for sale on the Company's condensed consolidated balance sheet for all periods presented. In February 2016, the Company sold the Hilton University of Florida Conference Center Gainesville for a sale price of $36 million and recognized a gain of $0.6 million which is included in gain (loss) on sale of investment properties on the combined condensed consolidated statement of operations for the nine months ended September 30, 2016. The Company was entitled to net proceeds at closing of $31.1 million, and in conjunction with the sale repaid the $27.8 million outstanding property level mortgage.
In January 2016, the Company entered into a purchase and sale agreement to sell the DoubleTree by Hilton Washington DC for a sale price of $65 million, excluding closing costs. The sale of the hotel closed in April 2016 and resulted in net proceeds of $63.5 million and the recording of a $0.1 million impairment charge, which is included in the provision for asset impairment on the combined condensed consolidated statement of operations for the nine months ended September 30, 2016.
In February 2016, the Company entered into a purchase and sale agreement to sell the Embassy Suites Baltimore North/Hunt Valley for a sale price of $20 million, excluding closing costs. As a result of the negotiated sales price, the Company recorded an impairment charge during the nine months ended September 30, 2016 of $7.6 million. The sale of the hotel closed in May 2016 and resulted in net proceeds of $19.5 million and the recording of an additional impairment charge of $0.4 million, which

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

is included in the provision for asset impairment on the combined condensed consolidated statement of operations for the nine months ended September 30, 2016.
In April 2016, the Company entered into a purchase and sale agreement to sell the Marriott Atlanta Century Center/Emory Area and the Hilton Phoenix Suites for a combined sales price of $50.8 million, excluding closing costs. As a result of the negotiated sales price, the Company recorded an impairment charge of $1.9 million for the nine months ended September 30, 2016, which is included in the provision for asset impairment on the combined condensed consolidated statement of operations. The sale of the two hotels closed in June 2016 and resulted in net proceeds of $50 million.
The major classes of assets and liabilities for the five properties disposed of during the nine months ended September 30, 2016 were as follows at December 31, 2015 (in thousands):

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

The operating results of the five hotels sold during nine months ended September 30, 2016, respectively, are included in the Company's combined condensed consolidated financial statements as part of continuing operations in accordance with ASU No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08") through the date of their disposition, as they did not represent a strategic shift or have a major effect on the Company's results of operations.
Discontinued Operations
In November 2014, 52 lodging properties were sold by InvenTrust (the "Suburban Select Service Portfolio"), which were properties previously overseen by the Company. This disposition represented a strategic shift and had a major effect on the Company's results of operations. Accordingly, the results of operations of these 52 lodging properties were presented as discontinued operations pursuant to ASU 2014-08. During early 2015, $489 thousand in carryover costs related to the Suburban Select Service Portfolio were incurred and have been presented as discontinued operations for the nine months ended September 30, 2015.
5. Investment in Real Estate Entities
Consolidated Entities
During 2013, the Company entered into two investments in real estate entities in order to develop the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook. The Company has ownership interests of 75% in each real estate entity. These entities are considered VIE's as defined in ASU 2015-02 because the entities did not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIE's that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially be significant to the VIE, or the right to receive benefits from the VIE's that

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

could potentially be significant to the VIE. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	September 30, 2016	December 31, 2015
Net investment properties	$71,943	$74,592
Other assets	4,817	2,548
Total assets	$76,760	$77,140
Mortgages, notes and margins payable	(45,606)	(45,734)
Other liabilities	(2,803)	(2,848)
Total liabilities	$(48,409)	$(48,582)
Net assets	$28,351	$28,558
In August 2015, the Grand Bohemian Hotel Charleston began operations as a 50-room lifestyle hotel. The total development cost of the property was $32 million. In October 2015, the Grand Bohemian Hotel Mountain Brook began operations as a 100-room lifestyle hotel. The total development cost of the property was $45 million.
All operations of the two hotels for the three and nine months ended September 30, 2016 and 2015 were consolidated in the accompanying combined condensed consolidated statements of operations and comprehensive income, with a corresponding allocation for non-controlling interests.
6. Transactions with Related Parties
The following table summarizes the Company’s related party transactions (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
General and administrative allocation (a)	$—	$1,135
Transition services fees (b)	12	514

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

(b)
In connection with the Company's separation from InvenTrust, the Company entered into a transition services agreement with InvenTrust under which InvenTrust agreed to provide certain transition services to the Company, including services related to information technology systems, financial reporting and accounting and legal services. The expiration date varied by service provided and the agreement terminated on the earlier of March 31, 2016 or the termination of the last service provided under it. In June 2015, the Company terminated all fee-based services provided under the transition services agreement effective July 31, 2015, and thereafter, no additional fees are expected to be incurred for services provided by InvenTrust.

As of September 30, 2016 and December 31, 2015, the Company owed $0 and $2.6 million, respectively, to InvenTrust which is included in other liabilities in the condensed consolidated balance sheets. As of December 31, 2015, the amount due to InvenTrust was related to purchases of furniture, fixtures and equipment funded by InvenTrust and to taxes paid by InvenTrust on behalf of the Company.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

7. Debt
Mortgages Payable
Debt as of September 30, 2016 and December 31, 2015 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	September 30, 2016	December 31, 2015
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center(2)	Fixed	5.50%		12/6/2016	$—	$97,000
Renaissance Austin Hotel(3)	Fixed	5.51%		12/8/2016	83,000	83,000
Courtyard Pittsburgh Downtown(4)	Fixed	4.00%		3/1/2017	—	22,607
Marriott Griffin Gate Resort & Spa(5)	Variable	3.02%		3/23/2017	33,806	34,374
Courtyard Birmingham Downtown at UAB(3)	Fixed	5.25%		4/1/2017	13,119	13,353
Hilton University of Florida Conference Center Gainesville(6)	Fixed	6.46%		2/1/2018	—	27,775
Fairmont Dallas	Variable	2.52%		4/10/2018	55,682	56,217
Residence Inn Denver City Center	Variable	2.78%		4/17/2018	45,210	45,210
Marriott Dallas City Center(7)	Variable	2.78%		5/24/2018	40,090	40,090
Bohemian Hotel Savannah Riverfront	Variable	2.88%		12/17/2018	27,480	27,480
Andaz Savannah	Variable	2.52%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Fixed(8)	2.98%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	2.78%		1/17/2019	24,144	26,000
Hyatt Regency Santa Clara(7)	Variable	2.53%		1/20/2019	60,200	60,200
Loews New Orleans Hotel	Variable	2.87%		2/22/2019	37,500	37,500
Andaz Napa	Fixed(9)	2.99%		3/21/2019	38,000	38,000
Westin Galleria & Oaks Houston	Variable	3.03%		5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	16,524	16,877
Grand Bohemian Hotel Charleston (JV)	Variable	3.02%		11/10/2020	19,785	19,950
Grand Bohemian Hotel Mountain Brook (JV)	Variable	3.03%		12/27/2020	26,076	25,784
Hotel Palomar Philadelphia(10)	Fixed(10)	4.14%		1/13/2023	60,000	—
Residence Inn Boston Cambridge	Fixed	4.48%		10/28/2025	63,000	63,000
Grand Bohemian Hotel Orlando(11)	Fixed	4.53%		3/1/2026	60,000	49,360
Total Mortgage Loans		3.47%	(12)		$876,116	$956,277
Mortgage Loan Premium / Discounts(13)	—	—		—	(73)	(661)
Unamortized Deferred Financing Costs	—	—		—	(6,915)	(8,305)
Senior Unsecured Credit Facility	Variable	2.23%		2/3/2019	—	—
Unsecured Term Loan $175M	Fixed(14)	2.79%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M(15)	Fixed(14)	3.63%		10/22/2022	125,000	—
Total Debt, net(6)		3.39%	(12)		$1,169,128	$1,122,311

(1)	Variable index is one month LIBOR.

(2)	In September 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan of $97 million.

(3)	In October 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan. See additional discussion in Note 15.

(4)	In June 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan of $22.3 million.

(5)
In March 2016, the Company elected to exercise its rights under the terms of the mortgage loan to extend the maturity date to March 23, 2017. In October 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan. See additional discussion in Note 15.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

(6)
The hotel was sold in February 2016, and the related debt was paid off with proceeds from the sale. The $27.8 million balance of the mortgage was included in liabilities associated with assets held for sale as of December 31, 2015.

(7)
In October 2016, the Company modified the loans collateralized by the Marriott Dallas City Center and the Hyatt Regency Santa Clara. The amendments resulted in $11 million and $30 million of additional proceeds, respectively, and extended the maturity dates to January 2022. See additional discussion in Note 15.

(8)	In August 2016, the Company entered into an interest rate swap agreement for the entire $41.0 million mortgage loan to fix the interest rate at 2.98% for the remaining term of the loan.

(9)	In August 2016, the Company entered into an interest rate swap agreement for the entire $38.0 million mortgage loan to fix the interest rate at 2.99% for the remaining term of the loan.

(10)
In January 2016, the Company entered into a $60 million mortgage loan with an interest rate of LIBOR plus 260 basis points, maturing in January 2023. Simultaneously with the closing of the mortgage loan, the Company entered into an interest rate swap to fix the interest rate at 4.14% for the remaining term of the loan.

(11)
In February 2016, the Company refinanced the mortgage with a new loan bearing a 4.53% fixed interest rate and March 2026 maturity. Additional proceeds of approximately $11 million were received under the refinanced terms of the mortgage, which increased the principal of the loan from approximately $49 million to $60 million.

(12)	Represents the weighted average interest rate as of September 30, 2016.

(13)	Loan premium/(discounts) on assumed mortgages recorded in purchase accounting.

(14)	LIBOR has been fixed for the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(15)	Funded $125 million in January 2016 in connection with the acquisition of the Hotel Commonwealth.
In connection with repaying and refinancing mortgage loans during the three and nine months ended September 30, 2016, the Company incurred prepayment and extinguishment fees of approximately $0.2 million and $5.0 million which is included in the loss on extinguishment of debt in the accompanying combined condensed consolidated statements of operations and comprehensive income for the period ended September 30, 2016. The loss from extinguishment of debt represents the write off of unamortized deferred financing costs incurred when the original agreements were executed as well as loan premiums or discounts and termination penalty payments.
Debt outstanding as of September 30, 2016 and December 31, 2015 was $1,176 million and $1,131 million and had a weighted average interest rate of 3.39% and 3.51% per annum, respectively. Mortgage premiums and discounts were a net $0.1 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2016	Weighted average interest rate
2016	$83,000	5.51%
2017	46,925	3.65%
2018	168,462	2.71%
2019	332,344	2.86%
2020	62,385	3.24%
Thereafter	483,000	3.61%
Total debt	1,176,116	3.39%
Total mortgage discounts, net	(73)	—
Unamortized deferred financing costs, net	(6,915)	—
Total debt, net of mortgage loan discounts and unamortized deferred financing costs	$1,169,128	3.39%
Of the total outstanding debt at September 30, 2016, approximately $23.0 million of the mortgage loans were recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the payment of an extension fee. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of September 30, 2016, the Company was in compliance with all such covenants.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

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
As of September 30, 2016, there was no outstanding balance on the senior unsecured facility and during the three and nine months ended September 30, 2016, the Company incurred unused commitment fees of approximately $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2015, the Company incurred unused commitment fees of approximately $0.2 million and $0.7 million, respectively.
8. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  At September 30, 2016, all derivative instruments were designated as cash flow hedges.
At September 30, 2016, the aggregate fair value of interest rate swap liabilities of $9.9 million was included in other liabilities in the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2016, the Company had an unrealized gain of $1.4 million and an unrealized loss of $14.3 million, respectively, that is included in the combined condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2015, the Company had no unrealized gain or loss as hedging activities were initiated in the fourth quarter of 2015.
The following table summarizes the terms of the derivative financial instruments held by the Company and the liability and asset that has been recorded as of September 30, 2016 and December 31, 2015, respectively (in thousands)(1):

							Estimated Fair Value
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	September 30, 2016	December 31, 2015
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$(753)	$604
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	(955)	817
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	(882)	754
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	50,000	(2,198)	(229)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	(1,106)	(145)
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	(1,109)	(126)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	(1,109)	(132)
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	60,000	(1,602)	—
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.50%	9/1/2016	1/17/2019	41,000	(80)	—
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 2.50%	9/1/2016	3/21/2019	38,000	(77)	—
						$439,000	$(9,871)	$1,543

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge ineffectiveness testing during the three and nine months ended September 30, 2016.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

For the three and nine months ended September 30, 2016, the Company reclassified $1.0 million and $2.9 million, respectively, from accumulated other comprehensive loss to interest expense. The Company expects approximately $3.1 million will be reclassified from accumulated other comprehensive loss to interest expense in the next 12 months.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows (in thousands):

	Fair Value Measurement Date
	September 30, 2016	December 31, 2015
Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Assets
Interest rate swaps	$—	$1,820
Liabilities
Interest rate swaps	(9,871)	(277)
Total	$(9,871)	$1,543
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
Non-Recurring Measurements
Investment Properties
During the nine months ended September 30, 2016, the Company identified two hotel properties that had a reduction in their expected holding period and reviewed the probability of the assets' disposition. The Company recorded an impairment charge

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

of $10.0 million for the nine months ended September 30, 2016, based on the estimated fair value using purchase contracts and average selling costs. These properties were subsequently sold in May and June 2016, respectively. No impairments were recorded for the three and nine months ended September 30, 2015.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the combined condensed consolidated financial statements as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$1,169,128	$1,172,787	$1,130,616	$1,137,149
Total	$1,169,128	$1,172,787	$1,130,616	$1,137,149
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 3.44% and 3.48% per annum as of September 30, 2016 and December 31, 2015, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
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
The Company estimated the TRS income tax expense for the three and nine months ended September 30, 2016 using an estimated federal and state statutory combined rate of 39.37%. For the three and nine months ended September 30, 2016 the Company recognized income tax benefit of $0.2 million and income tax expense of $9.6 million, respectively.
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
For both the three and nine months ended September 30, 2016 and 2015, the Company's effective tax rate differed from the federal statutory rate predominately due to the dividends paid deduction, state income taxes, and changes to valuation allowances.
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
September 30, 2016

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
Stock Repurchase Program
In December 2015, the Company’s Board of Directors authorized a stock repurchase program (the "Repurchase Program") pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding Common Stock, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. For the three and nine months ended September 30, 2016, 337,113 and 4,466,048 shares, respectively, had been repurchased under the Repurchase Program, at a weighted average price of $16.44 and $14.84, respectively, per share for an aggregate purchase price of $5.5 million and $66.3 million, respectively. As of September 30, 2016, the Company had approximately $33.7 million remaining under its share repurchase authorization.
Distributions
Common Stock
The Company paid or declared the following dividends on Common Stock during the three and nine months ended September 30, 2016:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2016	March 31, 2016	April 15, 2016
$0.275	June 30, 2016	June 30, 2016	July 15, 2016
$0.275	September 30, 2016	September 30, 2016	October 14, 2016
Non-Controlling Interest of Common Units in Operating Partnership
As of September 30, 2016, the Operating Partnership had 1,378,573 long-term incentive partnership units (“LTIP units”) outstanding, representing a 1.3% partnership interest held by the limited partners. Of the 1,378,573 LTIP units outstanding at September 30, 2016, 118,960 units had vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described in Note 13.
As of September 30, 2016, the Company had accrued $97 thousand in dividends related to the LTIP units, which were paid in October 2016.
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income from continuing operations	$20,431	$17,847	$37,403	$27,216
Non-controlling interests in consolidated entities (Note 5)	84	255	205	255
Non-controlling interests of common units in Operating Partnership (Note 1)	(273)	(4)	(512)	(7)
Distributions to preferred stockholders	—	(4)	—	(12)
Dividends, unvested share-based compensation	(127)	(28)	(340)	(46)
Net income from continuing operations available to common stockholders	20,115	18,066	36,756	27,406
Net loss from discontinued operations	—	—	—	(489)
Net income available to common stock	$20,115	$18,066	$36,756	$26,917

Denominator:
Weighted average shares outstanding - Basic	107,538,601	111,694,773	108,384,241	112,096,957
Effect of dilutive share-based compensation	139,148	190,577	111,124	161,548
Weighted average shares outstanding - Diluted	107,677,749	111,885,350	108,495,365	112,258,505

Basic and diluted earnings per share:
Net income from continuing operations	$0.19	$0.16	$0.34	$0.24
Loss from discontinued operations, net of tax	—	—	—	—
Net income per share	$0.19	$0.16	$0.34	$0.24
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
September 30, 2016

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
In May 2016, pursuant to the Company's Director Compensation Program, as amended and restated as of September 17, 2015, the Company approved the issuance of 33,894 fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors with a weighted average grant date fair value of $15.49.
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

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of September 30, 2016:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Outstanding as of January 1, 2016	342,219	84,701	498,049	924,969
Granted	—	182,599	899,609	1,082,208
Vested	(98,450)	(29,148)	(95,559)	(223,157)
Expired	—	—	(42,486)	(42,486)
Forfeited	—	—	—	—
Outstanding as of September 30, 2016	243,769	238,152	1,259,613	1,741,534
Vested as of September 30, 2016	107,426	29,148	118,960	255,534
Weighted average fair value of outstanding shares/units	$20.18	$14.92	$9.67	$11.86

(1)	Includes time-based and performance-based units.

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
For the three and nine months ended September 30, 2016 the Company recognized approximately $2.2 million and $7.5 million, respectively, of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, other officers and members of management, which included $1.2 million of accelerated share-based compensation expense related to management transition and severance agreements, $0 and$525 thousand was provided to the Company's Board of Directors, and capitalized approximately $148 thousand and $403 thousand, respectively, related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of September 30, 2016, there was $12.7 million of total unrecognized

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

compensation costs related to non-vested restricted share units, Class A LTIP Units and Time-Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 1.8 additional years.
For the three and nine months ended September 30, 2015, the Company recognized $0.0 and $1.1 million, respectively, of share-based compensation expense related to stock payments under the 2014 Incentive Award Plan, of which $1.1 million was provided to the Board of Directors and $9 thousand was provided to certain executive officers. In addition, in connection with the 2014 Share Unit Plan and the 2015 Incentive Award Plan, during the three and nine months ended September 30, 2015 the Company recognized approximately $1.4 million and $4.0 million, respectively, in compensation expense related to Restricted Stock Units, Class A LTIP Units and Time-Based LTIPs provided to certain of its executive officers and members of management and capitalized approximately $94 thousand and $264 thousand, respectively, related to Restricted Stock Units provided to certain members of management that oversee development and capital projects on behalf of the Company. Additionally, this includes a cumulative catch up for compensation expense related to the fourth quarter of 2014 because the effectiveness of the grants was subject to the completion of the spin-off of the Company from InvenTrust, which occurred on February 3, 2015.
14. Commitments and Contingencies
Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2016 and December 31, 2015, the Company had a balance of $71.6 million and $65.7 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheet as of September 30, 2016.
In January 2016, the Company acquired the Hotel Commonwealth, which is subject to a long-term triple net ground lease. The ground lease expires in December 2087. The hotel is required to pay annual base rent of $10 per year for the remaining term of the ground lease.
In September 2016, the Company commenced on the amended lease for its corporate office headquarters. The lease expires in September 2028, and requires the Company to make annual rental payments of approximately $0.4 million which escalate over the term of lease.
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
15. Subsequent Events
In October 2016, the Company elected its prepayment option under the terms of three hotel mortgage loans, each of which had maturities in either 2016 or 2017, and repaid the outstanding balances and accrued interest totaling $130.7 million. In addition

XENIA HOTELS & RESORTS, INC.
Notes to Combined Condensed Consolidated Financial Statements (unaudited)
September 30, 2016

to these repayments, the Company modified two mortgage loans, which resulted in $41 million of additional proceeds, and extended the maturity dates of the loan through January 2022.
Subsequent to quarter end and as of November 4, 2016, the Company repurchased an additional 402,715 shares for an aggregate purchase price of $6.2 million. A total of 4,868,763 shares have been repurchased, at a weighted average price of $14.88 per share, for total consideration of approximately $72.5 million as of November 4, 2016.
In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common shares. Repurchases may be made in open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans. This repurchase program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares. Inclusive of this additional authorization, the Company had approximately $102.5 million remaining under its total repurchase authorization as of November 4, 2016.

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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service, lifestyle and urban upscale hotels, with a focus on the top 25 markets as well as key leisure destinations in the United States. A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"), but excluding hotels referred to as "lifestyle" hotels. A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. An urban upscale hotel refers to a hotel located in an urban or similar high-density commercial area, such as a central business district, and defined as "upscale" or "upper midscale" by STR. As of September 30, 2016, we owned 46 hotels, 44 of which are wholly owned, comprising 11,594 rooms, across 20 states and the District of Columbia, and had a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities. Our hotels are primarily operated by industry leaders such as Marriott ®, Kimpton ®, Hyatt ®, Aston ®, Fairmont ®, Hilton ® and Loews ®, as well as leading independent management companies.
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

Results of Operations
Overview
During the three and nine months ended September 30, 2016, there were continued signs of softening trends in the overall US lodging industry. Overall US lodging industry demand increased during the third quarter of 2016, with demand growth slightly out pacing supply growth year to date, and increases in RevPAR continued to be driven by rate. As a result, the industry showed a moderate increase in RevPAR of 3.3% for the third quarter of 2016, driven by ADR growth of 3.4% and a flat occupancy as reported by STR. Our overall portfolio saw similar trends in RevPAR during the third quarter, with a majority of growth from prior year driven by rate and relatively flat occupancy.
Our total portfolio RevPAR, which includes the results of hotels that were sold or acquired during the respective periods presented, increased 6.3% to $156.63 and 5.8% to $152.49 for the three and nine months ended September 30, 2016, respectively, compared to $147.31 and $144.11, for the three and nine months ended September 30, 2015, respectively. The increase in our total portfolio RevPAR during 2016 was partially driven by the moderate pricing increase in the overall US lodging industry but was primarily attributable to changes in our portfolio mix.  During the second half of 2015, we acquired three high-quality hotels, opened two hotels that we developed and own through our two consolidated real estate entities and sold one hotel property. During the first quarter of 2016, we completed one hotel acquisition that further contributed to increases in the overall portfolio metrics. Additionally during 2016, we completed the dispositions of five hotels with an average RevPAR significantly below the remainder of our portfolio, which also helped to improve our overall portfolio metrics.
The total portfolio RevPAR for three and nine months ended September 30, 2016 was negatively impacted by the continued declines in our four Houston-area hotels attributable to the volatile energy markets and new supply. On average our Houston-area hotels had an average decrease of 24.5% in RevPAR for the quarter ended September 30, 2016 compared to 2015, which was driven by an 11.5% decrease in ADR and a decrease in occupancy of 1,094 basis points, and an average decrease of 16.4% in RevPAR for the nine months ended September 30, 2016 compared to 2015, driven by a 6.3% decrease in ADR and a decrease in occupancy of 830 basis points.
Net income attributable to common stockholders increased 11.9% and 37.6% for the three and nine months ended September 30, 2016 compared to 2015, primarily attributable to the one-time separation and other start-up related expenses incurred during 2015 as part of our spin-off to a publicly traded company offset by the provision for asset impairment and the loss on extinguishment of debt incurred during 2016. Adjusted EBITDA for the three and nine months ended September 30, 2016 decreased 2.4% and increased 1.6%, respectively, compared to 2015. Adjusted FFO for the third quarter decreased 2.5% and increased 0.5% for the nine months ended September 30, 2016, respectively, compared to 2015, which was primarily attributable to changes in our portfolio mix.

Our hotel portfolio has a focus on the top 25 markets as well as key leisure destinations in the United States. The following charts show the geographic diversification of our hotel properties as of September 30, 2016:

Number of Hotels by Region (1)	Number of Rooms by Region (1)

(1)	Represents the diversification of our hotel properties as defined by STR.

The following table sets forth certain operating information for our 46 hotel properties owned during the respective years by geographic diversification for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2016 (2)			2015 (2)(3)			2016 (2)			2015 (2)(3)(4)
Region (1)	OCC	ADR	RevPAR	OCC	ADR	RevPAR	OCC	ADR	RevPAR	OCC	ADR	RevPAR
South Atlantic	81.8%	$178.86	$146.28	79.3%	$167.81	$133.07	79.8%	$187.72	$149.81	79.2%	$178.08	$141.13
West South Central	64.6%	$164.80	$106.52	67.3%	$175.21	$117.87	69.0%	$182.79	$126.04	72.4%	$187.06	$135.42
Pacific	88.5%	$241.08	$213.30	88.4%	$216.31	$191.16	83.3%	$231.97	$193.33	80.9%	$202.53	$163.77
Mountain	87.7%	$197.25	$172.92	79.8%	$182.36	$145.60	80.8%	$186.19	$150.36	81.2%	$178.44	$144.88
Other	82.2%	$205.81	$169.15	82.6%	$181.55	$150.03	76.6%	$194.81	$149.20	76.5%	$173.18	$132.52
Total	78.8%	$198.68	$156.63	79.0%	$186.37	$147.31	77.0%	$198.08	$152.49	77.6%	$185.77	$144.11

(1)	Represents our diversification of our hotel properties as defined by STR.

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

(4)	The Andaz Napa had 682 room nights out of order in January 2015 as final repairs were completed related to the August 2014 Northern California earthquake.
Operating Information Comparison
The following table sets forth certain operating information for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Variance
Number of properties at January 1	50	46	4
Properties acquired or added to portfolio upon completion of construction	1	4	(3)
Properties disposed	(5)	—	(5)
Number of properties at September 30	46	50	(4)
Number of rooms at January 1(1)	12,548	12,636	(88)
Rooms in properties acquired or added to portfolio upon completion of construction (2)	250	468	(218)
Rooms in properties disposed	(1,204)	—	(1,204)
Number of rooms at September 30	11,594	13,104	(1,510)

Portfolio Statistics:
Occupancy (1) (3)	77.0%	77.6%	(0.8)%
ADR (1) (3)	$198.08	$185.77	6.6%
RevPAR (1) (3)	$152.49	$144.11	5.8%

(1)
The results for the nine months ended September 30, 2016 and 2015 include the consolidated operating results of the Grand Bohemian Hotel Charleston that opened on August 27, 2015 and the Grand Bohemian Hotel Mountain Brook that opened on October 21, 2015.

(2)
The rooms additions include total number of rooms acquired and total number of rooms put into operations upon the completion of construction or renovation. During the nine months ended September 30, 2016, the Company acquired the Hotel Commonwealth that added an additional 245 rooms to our portfolio, three additional rooms were added to the Hyatt Regency Santa Clara and two additional rooms were added to Hyatt Key West Resort & Spa upon completion of property improvements.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	Variance	2016	2015	Increase / (Decrease)	Variance
Revenues:
Room revenues	$167,066	$175,872	$(8,806)	(5.0)%	$507,361	$501,754	$5,607	1.1%
Food and beverage revenues	55,687	58,500	(2,813)	(4.8)%	185,484	185,707	(223)	(0.1)%
Other revenues	11,193	14,081	(2,888)	(20.5)%	37,515	40,089	(2,574)	(6.4)%
Total revenues	$233,946	$248,453	$(14,507)	(5.8)%	$730,360	$727,550	$2,810	0.4%
Room revenues
Room revenues decreased by $8.8 million, or 5.0%, to $167.1 million for the three months ended September 30, 2016 from $175.9 million for the three months ended September 30, 2015, of which $18.8 million was attributed to the disposition of one hotel in October 2015, one hotel in February 2016 and four hotels sold during the second quarter of 2016 and $4.2 million was attributed to our hotel properties in the Houston-area. These decreases were offset by an increase of $12.7 million, which was contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. The remaining net increase of $1.5 million was attributable to our remaining hotels that were owned during the three months ended September 30, 2016 and 2015.
Room revenues increased by $5.6 million, or 1.1%, to $507.4 million for the nine months ended September 30, 2016 from $501.8 million for the nine months ended September 30, 2015, of which $43.3 million was contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. An additional net increase of $9.4 million was contributed by several of our California hotels that were positively impacted by increased business levels resulting from their recent renovations, which was offset by renovation disruption at the Marriott Napa Valley Hotel & Spa during the first half of this year. These increases were offset by decreases of $40.9 million attributed to the disposition of one hotel in October 2015, one hotel in February 2016 and four hotels sold during the second quarter of 2016 and $9.1 million from our Houston-area hotels. The remaining net increase of $2.9 million was attributable to our remaining hotels that were owned during the nine months ended September 30, 2016 and 2015.
Food and beverage revenues
Food and beverage revenues decreased by $2.8 million, or 4.8%, to $55.7 million for the three months ended September 30, 2016 from $58.5 million for the three months ended September 30, 2015, of which $6.1 million related to one hotel disposed of in October 2015, one hotel in February 2016, and the four hotels we sold during the second quarter of 2016 as wells as a $1.1 million net decrease attributable to the remainder of our portfolio. These decreases were offset by the $4.4 million increase attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015.
Food and beverage revenues decreased by $0.2 million, or 0.1%, to $185.5 million for the nine months ended September 30, 2016 from $185.7 million for the nine months ended September 30, 2015, of which $15.7 million related to the disposition of one hotel in October 2015, one hotel in February 2016, and four hotels during the second quarter of 2016 as well as $1.1 million attributed to our Houston-area hotels and a $1.8 million net decrease attributable to the remainder of our portfolio. These decreases were offset by an increase of $18.4 million attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015.
Other revenues
Other revenues decreased by $2.9 million, or 20.5%, to $11.2 million for the three months ended September 30, 2016 from $14.1 million for the three months ended September 30, 2015, of which $1.0 million of the decrease was attributable to the disposition of one hotel in October 2015, one hotel in February 2016, four hotels in the second quarter of 2016 as well as a $2.4 million decrease attributable to our Houston-area hotels, a reclassification of certain parking expenses from other direct expenses to other revenue, to be recorded on a net basis, and a net decrease attributable to the remainder of our portfolio. There decreases were offset by $0.5 million in increases attributable the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015.
Other revenues decreased by $2.6 million, or 6.4%, to $37.5 million for the nine months ended September 30, 2016 from $40.1 million for the nine months ended September 30, 2015, of which $5.1 million of the decrease was primarily attributable to the disposition of one hotel in October 2015, one hotel in February 2016, four hotels in the second quarter of 2016 and our Houston-area hotels in addition to a net overall decrease in the remainder of our portfolio and a reclassification of certain parking expenses from other direct expenses to other revenue. These decreases were offset by an increase of $2.5 million attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	Variance	2016	2015	Increase / (Decrease)	Variance
Hotel operating expenses:
Room expenses	$36,854	$38,841	$(1,987)	(5.1)%	$111,812	$111,378	$434	0.4%
Food and beverage expenses	38,233	41,308	(3,075)	(7.4)%	122,475	122,806	(331)	(0.3)%
Other direct expenses	1,520	4,625	(3,105)	(67.1)%	9,571	13,256	(3,685)	(27.8)%
Other indirect expenses	55,076	58,311	(3,235)	(5.5)%	170,957	167,758	3,199	1.9%
Management and franchise fees	11,459	12,605	(1,146)	(9.1)%	37,486	37,674	(188)	(0.5)%
Total hotel operating expenses	$143,142	$155,690	$(12,548)	(8.1)%	$452,301	$452,872	$(571)	(0.1)%
Total hotel operating expenses
Total hotel operating expenses decreased $12.5 million, or 8.1%, to $143.1 million for the three months ended September 30, 2016 from $155.7 million for the three months ended September 30, 2015, of which $18.7 million was attributable to the disposition of one hotel in October 2015, one hotel in February 2016 and four hotels in the second quarter of 2016. Additionally, there was a decrease of $2.4 million in hotel operating expenses attributed to our Houston-area hotels and $1.5 million attributed to the remainder of our portfolio, which was partially due to the reclassification of parking expenses from other direct expenses to room revenues, to be recorded on a net basis. These decreases were offset by an increase of $10.1 million primarily contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Total hotel operating expenses decreased $0.6 million, or 0.1%, to $452.3 million for the nine months ended September 30, 2016 from $452.9 million for the nine months ended September 30, 2015, of which $5.3 million was attributable to renovation disruption at the Marriott Napa Valley Hotel & Spa in the first half of this year, from our Houston-area hotels as well as an overall net decrease of $0.1 million attributable to the remainder of our portfolio. Additional decreases of $40.5 million were due to the to the disposition of one hotel in October 2015, one hotel in February 2016, and four sold in the second quarter of 2016. These decreases were offset by increases of $41.0 million primarily attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015 and $4.3 million attributable to several of our California hotels that were positively impacted by increased business levels resulting from their recent renovations, particularly as compared to the first half of 2015 when business was impacted by the disruption created by the renovations.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	Variance	2016	2015	Increase / (Decrease)	Variance
Depreciation and amortization	$37,796	$37,818	$(22)	(0.1)%	$115,066	$110,094	$4,972	4.5%
Real estate taxes, personal property taxes and insurance	12,300	12,985	(685)	(5.3)%	34,875	36,984	(2,109)	(5.7)%
Ground lease expense	1,356	1,272	84	6.6%	4,112	3,869	243	6.3%
General and administrative expenses	7,211	5,396	1,815	33.6%	25,508	19,443	6,065	31.2%
Acquisition transaction costs	2	4,510	(4,508)	(100.0)%	147	5,396	(5,249)	(97.3)%
Pre-opening expenses	—	825	(825)	(100.0)%	—	825	(825)	(100.0)%
Provision for asset impairment	15	—	15	100.0%	10,006	—	10,006	100.0%
Separation and other start-up related expenses	—	426	(426)	(100.0)%	—	26,887	(26,887)	(100.0)%
Total corporate and other expenses	$58,680	$63,232	$(4,552)	(7.2)%	$189,714	$203,498	$(13,784)	(6.8)%
Depreciation and amortization
Depreciation and amortization expense increased $5.0 million, or 4.5%, to $115.1 million for the nine months ended September 30, 2016 from $110.1 million for the nine months ended September 30, 2015, of which $12.2 million of the increase was contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. The remaining $1.9 million increase is the result of capital expenditures to improve our properties offset by decreases of $9.2 million attributed to the sale of one hotel in October 2015, one hotel in February 2016, and four hotels in the second quarter of 2016.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $0.7 million, or 5.3%, to $12.3 million for the three months ended September 30, 2016 from $13.0 million for the three months ended September 30, 2015, of which $1.5 million was attributable to the sale of one hotel in October 2015, one hotel in February 2016 and four hotels in the second quarter of 2016, offset by the $1.1 million increase attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. The remaining decrease of $0.3 million was primarily attributable to a decrease in real estate taxes as a result of tax appeals and refunds and from property and casualty insurance for the remainder of our hotel portfolio.
Real estate taxes, personal property taxes and insurance expense decreased $2.1 million, or 5.7%, to $34.9 million for the nine months ended September 30, 2016 from $37.0 million for the nine months ended September 30, 2015, of which $2.9 million was attributable to the sale of one hotel in October 2015, one hotel in February 2016 and four in the second quarter of 2016, offset by $2.5 million in increases from the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. The remaining decrease of $1.7 million was primarily attributable to a decrease in real estate taxes as a result of tax appeals and refunds and from property and casualty insurance for the remainder of our hotel portfolio.
Ground lease expense
Ground lease expense increased $0.2 million, or 6.3%, to $4.1 million for the nine months ended September 30, 2016 from $3.9 million for the nine months ended September 30, 2015, primarily attributable to the acquisition of the Hotel Commonwealth, which is subject to a ground lease, in January 2016, offset by the disposition of two hotels with ground leases during 2016.
General and administrative expenses
General and administrative expenses increased $1.8 million, or 33.6%, to $7.2 million for the three months ended September 30, 2016 from $5.4 million for the three months ended September 30, 2015, which was primarily attributable to salaries, stock compensation and employee related expenses, as well as costs related to the amended lease for the corporate office headquarters in 2016.
General and administrative expenses increased $6.1 million, or 31.2%, to $25.5 million for the nine months ended September 30, 2016 from $19.4 million for the nine months ended September 30, 2015, of which $3.1 million of the increase was primarily attributable to non-recurring management transition and severance costs incurred during the first quarter of 2016. The remaining increase was partially due to salaries, stock compensation and employment related expenses as well as costs related to the new office space leased in 2016.
Acquisition transaction costs
Acquisition transaction costs were $0.1 million during the nine months ended September 30, 2016. Typically, acquisition transaction costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity. The primary decrease during the nine months ended September 30, 2016 was attributable to the acquisition of three hotels in 2015 compared to one hotel in 2016.
Provision for asset impairment
During the nine months ended September 30, 2016, a provision for asset impairment of $10.0 million was recorded on two hotels which were identified to have a reduction in their expected hold period when they met the held for sale criteria, and were written down to their estimated fair value, less costs to sell. The hotels were subsequently sold in May and June 2016, respectively. There were no asset impairments recorded for the three and nine months ended September 30, 2015.
Separation and other start-up related expenses
The $0.4 million and $26.9 million in separation and other start-up related expenses for the three and nine months ended September 30, 2015, respectively, related to fees paid to unrelated third parties attributable to one-time costs incurred related to our spin-off from InvenTrust, the listing of our Common Stock, on the NYSE, costs related to start-up costs incurred while transitioning to a stand-alone, publicly-traded company and related to the repurchase of common shares in a modified “Dutch Auction” self-tender offer (the “Tender Offer”) that commenced in conjunction with the listing of the Company's Common Stock on the NYSE.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase / (Decrease)	Variance	2016	2015	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain (loss) on sale of investment properties	$(1)	$—	$(1)	(100.0)%	$792	$—	$792	100.0%
Other income	738	672	66	9.8%	916	3,389	(2,473)	(73.0)%
Interest expense	(12,373)	(12,496)	123	1.0%	(38,014)	(38,726)	712	1.8%
Loss on extinguishment of debt	(244)	—	(244)	(100.0)%	(5,023)	(283)	(4,740)	(1,674.9)%
Income tax (expense) benefit	187	140	47	(33.6)%	(9,613)	(8,344)	(1,269)	(15.2)%
Net loss from discontinued operations	—	—	—	—	—	(489)	489	100.0%
Gain (loss) on sale of investment properties
The gain (loss) on sale of investment properties for the three and nine months ended September 30, 2016 was primarily related to the sale of one hotel in February. There were no sales during the three and nine months ended September 30, 2015.

Other income
Other income decreased $2.5 million, or 73.0%, for the nine months ended September 30, 2016, which was primarily attributable to the involuntary loss and business interruption insurance recovery income of $2.5 million that was received for the nine months ended September 30, 2015 and $0.5 million of other expenses. These decreases were offset by an increase of $0.5 million in other reimbursements income and a reduction in expenses related to termination of management agreements incurred in 2015.
Interest expense
Interest expense decreased $0.1 million, or 1.0%, to $12.4 million for the three months ended September 30, 2016 from $12.5 million for the three months ended September 30, 2015 and $0.7 million, or 1.8%, to $38.0 million for the nine months ended September 30, 2016 from $38.7 million for the nine months ended September 30, 2015. This was primarily the result of a lower weighted average interest rate of 3.39% for the nine months ended September 30, 2016 compared to 3.93% for the nine months ended September 30, 2015.
Loss on extinguishment of debt
Loss on extinguishment of debt was $244 thousand for the three months ended September 30, 2016 which was related to the repayment of one mortgage loan during the quarter.
Loss on extinguishment of debt increased $4.7 million to $5.0 million for the nine months ended September 30, 2016 from $0.3 million for the nine months ended September 30, 2015, which was attributable to the early repayment of one mortgage loan with proceeds from the sale of the property in February 2016, one mortgage loan in the first quarter of 2016, and one in the third quarter of 2016.
Income tax expense
Income tax expense increased $1.3 million, or 15.2%, to $9.6 million for the nine months ended September 30, 2016 from $8.3 million for the nine months ended September 30, 2015, which was primarily attributable to increases in taxable income at the Company's taxable REIT subsidiary. In 2015, the Company utilized federal net operating loss ("NOL") carry forwards to offset current taxable income. These NOLs were fully utilized during 2015 and were no longer available to offset income tax expense in the first nine months of 2016. Additionally, in 2015, the Company incurred a one-time $1.9 million income tax expense associated with transferring a hotel between entities in connection with electing REIT status.
Net loss from discontinued operations
Net loss from discontinued operations decreased $489 thousand, or 100.0%, for the nine months ended September 30, 2016. In November 2014, 52 lodging properties were sold by InvenTrust (the "Suburban Select Service Portfolio"), which were properties previously overseen by the Company, and the sale represented a strategic shift and had a major effect on the Company's results of operations. During early 2015, $489 thousand in carryover costs related to the Suburban Select Service Portfolio were incurred and have been presented as discontinued operations for the nine months ended September 30, 2015 combined condensed consolidated statements of operations and comprehensive income.
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
For the three and nine months ended September 30, 2016, 337,113 and 4,466,048 shares had been repurchased under the Repurchase Program, at a weighted average price of $16.44 and $14.84, respectively, per share, for an aggregate purchase price of $66.3 million. As of September 30, 2016, the Company had approximately $33.7 million remaining under its share repurchase authorization.
As of September 30, 2016, we had $185.3 million of consolidated cash and cash equivalents and $85.6 million of restricted cash and escrows. The restricted cash as of September 30, 2016 primarily consists of cash held in restricted escrows of $5.1 million for real estate taxes and insurance, $8.9 million in disposition related escrow and capital spending reserves, and $71.6 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Credit facility
We have a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million. As of September 30, 2016, we had no outstanding balance under the unsecured revolving credit facility.
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
Additionally, in January 2016, the Company obtained a $60 million mortgage loan with an interest rate of LIBOR plus 260 basis points and maturing in January 2023. Simultaneously with the closing of the mortgage, the Company entered into an interest rate swap to fix the interest rate at 4.14% for the remaining term of the loan.
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
In August 2016, the Company entered into an interest rate swap agreement for a $41.0 million mortgage loan to fix the interest rate at 2.98% for the remaining term of the loan.
Also in August 2016, the Company entered into an interest rate swap agreement for a $38.0 million mortgage loan to fix the interest rate at 2.99% for the remaining term of the loan.
During the nine months ended September 30, 2016, we paid off three hotel mortgage loans totaling $147.0 million with proceeds from asset sales and cash on hand. As of September 30, 2016, our outstanding debt was $1,176 million and had a weighted average interest rate of 3.39%.
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

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
The table below presents summary cash flow information for the combined condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash flows provided by operating activities	$172,573	$141,690
Net cash flows used in investing activities	(2,239)	(331,589)
Net cash flows (used in) provided by financing activities	(107,177)	126,276
Increase (decrease) in cash and cash equivalents	63,157	(63,623)
Cash and cash equivalents, at beginning of period	122,154	163,053
Cash and cash equivalents, at end of period	$185,311	$99,430
Operating

•
Cash provided by operating activities was $172.6 million and $141.7 million for the nine months ended September 30, 2016 and 2015, respectively. Cash provided by operating activities for the nine months ended September 30, 2016 increased due to (i) the non-recurring separation and other start-up related expenses of $26.9 million that were incurred in 2015 related to our separation from InvenTrust and (ii) an increase in cash flows generated from our hotel portfolio including cash flows generated by the three hotels acquired in July 2015, the two hotel developments that began operations in the third and fourth quarter of 2015, and the acquisition of the Hotel Commonwealth in January 2016. These increases were offset by lost operating cash flow attributable to the sale of one hotel in October 2015 and five hotels during the nine months ended September 30, 2016.

Investing

•
Cash used investing activities was $2.2 million and $331.6 million for the nine months ended September 30, 2016, and 2015, respectively. Cash provided by investing activities for the nine months ended September 30, 2016 was primarily due to proceeds of $161.1 million from the sale of five hotels in the nine months ended September 30, 2016, which was offset by cash used in investing activities for (i) $38.1 million in capital improvements at our hotel properties and (ii) the acquisition of the Hotel Commonwealth for net cash at closing of $116 million. Cash used in investing activities during the nine months ended September 30, 2015 was primarily due to capital improvements at our hotels and two development properties and the initial deposit on the acquisition of the Hotel Commonwealth.

Financing

•
Cash used in financing activities was $107.2 million and cash provided by financing was $126.3 million for the nine months ended September 30, 2016, and 2015, respectively. Cash used in financing activities for the nine months ended September 30, 2016 was primarily comprised of (i) cash used for mortgage principal payments of $4.4 million, (ii) the payoff of $147.0 million in mortgage loans, (iii) $66.3 million used to repurchase common shares under the Repurchase Program and (iv) the payment of $85.3 million in dividends to common stockholders and Operating Partnership unit holders, which was partially offset (v) by proceeds from mortgage debt of $71.3 million and the $125 million funding of the term loan in January 2016. Cash provided by financing activities for the nine months ended September 30, 2015 was primarily comprised of (i) a net contribution of $153.3 million from InvenTrust, (ii) net borrowings on our revolving credit facility of $117 million, (iii) and proceeds from mortgage debt of $19.6 million, which was partially offset by (iv) cash used for mortgage principal payments of $6.7 million, (v) the payoff of $81.5 million in mortgage loans, (vi) $36.9 million related to the repurchase of common shares in the Tender Offer and (vii) $42.2 million dividends to common stockholders.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of September 30, 2016 and December 31, 2015, we held a total of $71.6 million and $65.7 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three and nine months ended September 30, 2016, we made total capital expenditures of $17.3 million and $38.1 million. During the three and nine months ended September 30, 2015, we made total capital expenditures of $9.9 million and $40.9 million, including $2.7 million for Napa hotel earthquake repairs.
Contractual Obligations
The table below presents, on a combined consolidated basis, obligations and commitments to make future payments under debt obligations (including interest) and lease agreements as of September 30, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,346,377	$96,301	$291,369	$444,121	$514,586
Ground leases	120,046	1,101	6,405	6,405	106,135
Corporate office lease	5,185	—	728	837	3,620
Total	$1,471,608	$97,402	$298,502	$451,363	$624,341

(1)
Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1 month LIBOR as of September 30, 2016.

Off-Balance Sheet Arrangements
As of September 30, 2016, we have no off-balance sheet arrangements.
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$20,431	$17,847	$37,403	$26,727
Adjustments:
Interest expense	12,373	12,496	38,014	38,726
Income tax expense	(187)	(140)	9,613	8,344
Depreciation and amortization related to investment properties	37,723	37,818	114,993	110,094
Non-controlling interests in consolidated real estate entities	84	255	205	255
Adjustments related to non-controlling interests in consolidated real estate entities	(316)	(39)	(941)	(39)
EBITDA attributable to common stock and unit holders	$70,108	$68,237	$199,287	$184,107
Reconciliation to Adjusted EBITDA
Impairment of investment properties	15	—	10,006	—
Loss (gain) on sale of investment property	1	—	(792)	—
Loss on extinguishment of debt	244	—	5,023	283
Acquisition transaction costs	2	4,510	147	5,396
Amortization of share-based compensation expense	2,045	1,326	7,049	4,774
Amortization of above and below market ground leases	156	72	491	285
Pre-opening expenses	—	825	—	825
Adjustments related to non-controlling interests pre-opening expense	—	(206)	—	(206)
Management termination fees net of guaranty income(1)	—	212	—	212
Gain from excess property insurance recovery	—	(322)	—	(598)
Business interruption insurance recoveries, net(2)	—	(379)	—	(2,549)
EBITDA adjustment for hotels sold prior to spin-off	—	—	—	404
Management transition and severance expenses	101	—	1,991	—
Other non-recurring expenses(3)	—	426	—	26,887
Other adjustments	225	—	225	—
Adjusted EBITDA attributable to common stock and unit holders	$72,897	$74,701	$223,427	$219,820

(1)
For the three and nine months ended September 30, 2015, we terminated management agreements for four properties and entered into new management contracts with a new third-party hotel operator. In connection with the terminations, we paid termination fees of $0.7 million, which was offset by $0.5 million in income from the write off of deferred guaranty payments that were previously received from certain of the managers and were being recognized over the term of the old management contracts.

(2)
The business interruption insurance proceeds received during the three and nine months ended September 30, 2015 was $0.4 million and $2.5 million, which is net of $0.1 million and $1.6 million of hotel related expenses attributable to those hotels impacted by the August 2014 Napa Earthquake.

(3)
For the three and nine months ended September 30, 2015, other non-recurring expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal, audit fees and other professional fees, costs related to a tender offer and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$20,431	$17,847	$37,403	$26,727
Adjustments:
Depreciation and amortization related to investment properties	37,723	37,818	114,993	110,094
Impairment of investment property	15	—	10,006	—
Loss (gain) on sale of investment property	1	—	(792)	—
Non-controlling interests in consolidated real estate entities	84	255	205	255
Adjustments related to non-controlling interests in consolidated real estate entities	(224)	(27)	(672)	(27)
FFO attributable to the Company	$58,030	$55,893	$161,143	$137,049
Distribution to preferred shareholders	—	(4)	—	(12)
FFO attributable to common stock and unit holders	$58,030	$55,889	$161,143	$137,037

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$244	$—	$5,023	$283
Acquisition transaction costs	2	4,510	147	5,396
Loan related costs(1)	959	681	3,021	2,872
Adjustment related to non-controlling interests loan related costs	(4)	—	(11)	—
Amortization of share-based compensation expense	2,045	1,326	7,049	4,774
Amortization of above and below market ground leases	156	72	491	285
Pre-opening expenses	—	825	—	825
Adjustments related to non-controlling interests pre-opening expense	—	(206)	—	(206)
Management termination fees net of guaranty income(2)	—	212	—	212
Income tax related to restructuring(3)	—	—	—	1,900
Business interruption proceeds net of hotel related expenses(4)	—	(379)	—	(2,549)
FFO adjustment for hotels sold prior to spin-off	—	—	—	404
Management transition and severance expenses	101	—	1,991	—
Other non-recurring expenses (5)	—	426	—	26,887
Other adjustments	225	—	225	—
Adjusted FFO attributable to common stock and unit holders	$61,758	$63,356	$179,079	$178,120

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(2)
For the three and nine months ended September 30, 2015, we terminated management agreements for four properties and entered into new management contracts with a new third-party hotel operator. In connection with the terminations, we paid termination fees of $0.7 million, which was offset by $0.5 million in income from the write off of deferred guaranty payments that were previously received from certain of the managers and were being recognized over the term of the old management contracts.

(3)
For the nine months ended September 30, 2015, the Company recognized income tax expense of which $1.9 million related to a gain on the transfer of a hotel between legal entities resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT

(4)
The business interruption insurance recovery proceeds received during the three and nine months ended September 30, 2015 was $0.4 million and $2.5 million, respectively, which was net of $0.1 million and $1.6 million of hotel related expenses attributable to those hotels impacted by the August 2014 Napa Earthquake.

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
Subsequent Events
In October 2016, the Company elected its prepayment option under the terms of three hotel mortgage loans, which had maturities in 2016 and 2017, and repaid the outstanding balances and accrued interest totaling $130.7 million. In addition to these repayments, the Company modified two mortgage loans, which resulted in $41 million of additional proceeds, and extended the maturity dates to January 2022.
Subsequent to quarter end and as of November 4, 2016, the Company repurchased an additional 402,715 shares for an aggregate purchase price of $6.2 million. A total of 4,868,763 shares have been repurchased, at a weighted average price of $14.88 per share, for total consideration of approximately $72.5 million as of November 4, 2016.
In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common shares. Repurchases may be made in open market, in privately-negotiated transactions or by other means, including Rule 10b5-1 trading plans. This repurchase program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares. Inclusive of this additional authorization, the Company had approximately $102.5 million remaining under its total repurchase authorization as of November 4, 2016.

New Accounting Pronouncements Not Yet Implemented
See Note 2 to our combined condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of September 30, 2016 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.0 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2015 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.8 million per annum.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2016, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Maturing debt (1)(2):
Fixed rate debt (mortgages and term loans)	$83,000	$13,119	—	$79,000	$16,524	$483,000	$674,643	$677,163
Variable rate debt (mortgage loans)	—	33,806	168,462	253,344	45,861	—	501,473	495,624
Unsecured credit facility	—	—	—	—	—	—	—	—
Total	$83,000	$46,925	$168,462	$332,344	$62,385	$483,000	$1,176,116	$1,172,787
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	5.51%	5.25%	—	2.99	3.85%	3.61%	3.81%	3.29%
Variable rate debt (mortgage loans)	—	3.02%	2.71%	2.82%	3.03%	—	2.82%	3.63%
Unsecured credit facility	2.19%	—	—	—	—	—	—	—

(1)	Excludes mortgage discounts of $0.1 million as of September 30, 2016.

(2)	See Item 7A of our most recent Annual Report on Form 10-K and Note 7 to our combined condensed consolidated financial statements included herein.

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
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Share Repurchase Program during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
July 1 to July 31, 2016	16,613	$16.13	16,613	$39,725
August 1 to August 31, 2016	102,200	$16.30	102,200	$37,226
September 1 to September 30, 2016	218,300	$15.98	218,300	$33,738
Total	337,113	$16.44	337,113
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

November 7, 2016

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