Form 10-K
period 2016-12-31
Xenia Hotels & Resorts, Inc.
filed 2017-02-28
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Registrant’s telephone number, including area code): (407) 246-8100
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the 107,473,203 shares of common stock held by non-affiliates of the registrant was approximately $1.8 billion based on the closing price of the New York Stock Exchange for such common stock as of June 30, 2016.
As of February 24, 2017, there were 106,868,459 shares of the registrant's common stock, $0.01 per value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is expected to be held on May 23, 2017, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2016 FORM 10-K ANNUAL REPORT

- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"). These statements include statements about Xenia Hotels & Resorts, Inc.’s ("Xenia") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I-Item IA. Risk Factors" and "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the risks and uncertainties related to the following:

•	business, financial and operating risks inherent to real estate investments and the lodging industry;

•	seasonal and cyclical volatility in the lodging industry;

•	adverse changes in the energy industry that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations;

•	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms;

•	contraction in the U.S. or global economy or low levels of economic growth;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy ("OCC") and average daily rate ("ADR");

•	fluctuations in the supply and demand for hotel rooms;

•	changes in the competitive environment in lodging industry, including due to consolidation of management companies and/or franchisors, and changes in the markets where we own hotels;

•	events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters;

•	our reliance on third-party hotel management companies to operate and manage our hotels;

•	our ability to maintain good relationships with our third-party hotel management companies and franchisors;

•	our failure to maintain brand operating standards;

•	our ability to maintain our brand licenses at our hotels;

•	relationships with labor unions and changes in labor laws;

•	loss of our senior management team or key personnel;

•	our ability to identify and consummate additional acquisitions and dispositions of hotels;

•	our ability to integrate and successfully operate hotel properties that we acquire and the risks associated with these hotel properties;

•	the impact of hotel renovations, repositionings, redevelopments and re-branding activities;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

- ii -

•	the fixed cost nature of hotel ownership;

•	our ability to service, restructure or refinance our debt;

•	changes in interest rates and operating costs;

•	compliance with regulatory regimes and local laws;

•	uninsured or underinsured losses, including those relating to natural disasters, terrorism or cyber-attacks;

•	changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners;

•	the amount of debt that we currently have or may incur in the future;

•	provisions in our debt agreements that may restrict the operation of our business;

•	our organizational and governance structure;

•	our status as a real estate investment trust ("REIT");

•	our taxable REIT subsidiary ("TRS") lessee structure;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	adverse litigation judgments or settlements;

•	changes in real estate and zoning laws and increases in real property tax valuations or rates;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs;

•	changes in governmental regulations or interpretations thereof; and

•	estimates relating to our ability to make distributions to our stockholders in the future.
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
The "Company", "Xenia", "we", "our" or "us" means Xenia Hotels & Resorts, Inc. and one or more of its subsidiaries (including XHR LP (the "Operating Partnership") and XHR Holding, Inc. (together with its wholly owned subsidiaries, "XHR Holding")), or, as the context may require, Xenia Hotels & Resorts, Inc. only, the Operating Partnership only or XHR Holding only.
MARKET AND INDUSTRY DATA

The market data and certain other statistical information used throughout this Annual Report are based on independent industry publications, government publications or other published independent sources. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on industry surveys and the preparers’ experience in the industry, and there is no assurance that any of the projected amounts will be achieved. We believe that the surveys and market research others have performed are reliable, but we have not independently verified this information. STR Inc. ("STR") and CBRE Hotels ("CBRE") are the primary sources for third-party market data and industry statistics and forecasts. STR does not guarantee the performance of any company about which it collects and provides data. The reproduction of STR’s data without their written permission is strictly prohibited. Nothing in the STR or CBRE data should be construed as advice. Some data is also based on our good faith estimates.

- iii -

TRADEMARKS, SERVICE MARKS AND TRADENAMES

Xenia Hotels & Resorts® and related trademarks, trade names and service marks of Xenia appearing in this Annual Report are the property of Xenia. Unless otherwise noted, all other trademarks, trade names or service marks appearing in this Annual Report are the property of their respective owners, including Marriott International, Inc., Kimpton Hotel & Restaurant Group LLC, Hyatt Corporation, Aston Hotels & Resorts LLC, Fairmont Hotels & Resorts, Hilton Worldwide Inc., and Loews Hotels, Inc. or their respective parents, subsidiaries or affiliates ("Brand Companies"). In the event that any of our management agreements or franchise agreements with the Brand Companies are terminated for any reason, the use of all applicable trademarks and service marks owned by the Brand Companies will cease at the hotel where the management agreement or franchise agreement was terminated; all signs and materials bearing the marks and other indicia connecting the hotel to the Brand Companies will be removed (at our expense).
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

•	"Top 25 Markets" refers to the top 25 U.S. lodging markets as defined by STR;

•	an "upper midscale" hotel refers to an upper midscale hotel as defined by STR;

•	an "upscale" hotel refers to an upscale hotel as defined by STR;

•	an "urban upscale" hotel refers to a hotel located in an urban or similar high-density commercial area, such as a central business district, and defined as "upscale" or "upper midscale" by STR;

•	an "upper upscale" hotel refers to an upper upscale hotel as defined by STR;

•	a "luxury" hotel refers to a luxury hotel as defined by STR;

•	an "independent" hotel refers to an independent hotel as defined by STR;

•
a "lifestyle" hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence;

•	a "premium full service hotel" refers to a hotel defined as "upper upscale" or "luxury" by STR, but excluding hotels referred to as "lifestyle" hotels, as defined above; and

•
"Aston," "Fairmont," "Hilton," "Hyatt," "Kimpton," "Loews," and "Marriott," mean Aston Hotels & Resorts LLC, Fairmont Hotels & Resorts, Hilton Worldwide Inc., Hyatt Corporation, Kimpton Hotel & Restaurant Group, LLC, Loews Hotels, Inc. and Marriott International, Inc., respectively, as well as their respective parents, subsidiaries or affiliates.

- iv -

PART I
Item 1. Business
General
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service, lifestyle and urban upscale hotels in Top 25 Markets and key leisure destinations. Prior to February 3, 2015, Xenia was a wholly owned subsidiary of InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc. or "InvenTrust"), its former parent.
On February 3, 2015, Xenia was spun off from InvenTrust through a taxable pro rata distribution by InvenTrust of 95% of the outstanding common stock, $0.01 par value per share (the "Common Stock"), of Xenia to holders of record of InvenTrust's common stock as of the close of business on January 20, 2015 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every eight shares of InvenTrust’s common stock held at the close of business on the Record Date (the "Distribution"). In lieu of fractional shares, stockholders of InvenTrust received cash. On February 4, 2015, Xenia’s Common Stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR." As a result of the Distribution, the Company became a stand-alone, publicly-traded company. Xenia operates and intends to continue to qualify as a REIT for U.S. federal income tax purposes. See additional detail below in "Part I-Item 1. Our Structure and Reorganization Transactions."
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP. XHR GP, Inc. is the sole general partner of XHR LP. XHR GP, Inc. is wholly owned by the Company. On December 31, 2016, the Company owned 98.7% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 1.3% of the common limited partnership units are owned by the other limited partners comprised of certain of our current and former executive officers and members of our Board of Directors and includes unvested long term incentive plan ("LTIP") partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, the Company's TRS, which engages third-party eligible independent operators to manage the hotels. The third-party non-affiliated hotel operators manage each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under "Part I-Item 2. Our Principal Agreements."
The Company's combined consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly owned subsidiaries and consolidated investments in real estate entities. The Company's subsidiaries and consolidated investments in real estate entities generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and our TRS. The effects of all inter-company transactions are eliminated.
As of December 31, 2016, the Company owned 42 lodging properties, 40 of which were wholly owned, with a total of 10,911 rooms, including a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida, 32801, and our telephone number is (407) 246-8100. The Company’s website is www.xeniareit.com. The information contained on our website or that can be accessed through our website neither constitutes part of this information statement nor is incorporated by reference herein.
Our Structure and Reorganization Transactions
Our History
We were formed as a Delaware corporation in 2007 as a wholly-owned subsidiary of InvenTrust. Subsequently, we changed our name from Inland American Lodging Group, Inc. to IA Lodging Group, Inc. and converted to a Maryland corporation in 2014. On August 5, 2014, we changed our name to Xenia Hotels & Resorts, Inc.
Our Operating Partnership was formed as a North Carolina limited partnership in 1994. On September 17, 2014, our Operating Partnership was converted to a Delaware limited partnership and changed its name to XHR LP. Our wholly-owned subsidiary is the sole general partner of our Operating Partnership, and we conduct substantially all of our business through our Operating Partnership. As of December 31, 2016, we own 98.7% of the Operating Partnership Units in our Operating Partnership, with the remaining 1.3% being owned by certain of our current and former executive officers and members of the Board of Directors.

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
The significant elements of our Reorganization Transactions included:

•	The Company was renamed and converted to a Maryland corporation;

•	Our Operating Partnership was renamed and converted to a Delaware limited partnership;

•	Certain of our TRS lessees were transferred from a subsidiary of InvenTrust to our TRS;

•	Certain subsidiaries owning our hotels were transferred to our Operating Partnership from other subsidiaries of ours, which subsidiaries were transferred to subsidiaries of InvenTrust other than us;

•	We classified and designated 125 shares of Series A Preferred Stock and issued 125 shares to 125 individual investors;

•	We issued 113,396,997 shares of our common stock to InvenTrust pursuant to a stock dividend effectuated prior to the Distribution; and

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

The following chart shows our structure as of December 31, 2016:

(1)	Ownership includes unvested LTIP partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives.
Business Objectives and Growth Strategies
Our objective is to allocate capital in order to invest primarily in a high-quality diversified portfolio of premium full service, lifestyle and urban upscale hotels in Top 25 markets and key leisure destinations. We invest at valuation levels which we believe will generate attractive risk-adjusted returns. We pursue this objective through the following investment and growth strategies:

•
Pursue Differentiated Investment Strategy Across Targeted Markets. We use our management team’s network of relationships in the lodging industry, real estate brokers and our relationships with multiple hotel brands and management companies, among others, to source acquisition opportunities. When evaluating opportunities, we use a multi-pronged approach to investing that we believe provides us the flexibility to pursue attractive opportunities in a variety of markets across any point in the cycle. We consider the following characteristics when making investment decisions:

-
Market Characteristics. We seek opportunities across a range of urban and dense suburban areas, primarily in the Top 25 Markets and key leisure destinations, in the United States. We believe that this strategy provides us with a broader range of opportunities and allows us to target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive long-term projected RevPAR growth. We believe assets in the Top 25 Markets and key leisure destinations present attractive investment opportunities considering the favorable supply and demand dynamics, RevPAR growth trends and attractive valuations.

-
Asset Characteristics. We generally pursue hotels in the upper upscale and luxury segments that are affiliated with leading premium brands, as we believe these segments yield attractive risk-adjusted returns. Within these segments, we seek hotels that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than investing in properties that are heavily dependent on conventions and group business. We seek properties with desirable locations within their markets, exceptional facilities, and other competitive advantages that are hard to replicate. We also favor properties that can be purchased below estimated replacement cost. We believe our focus on premium full service, lifestyle, and urban upscale assets, allows us to seek appropriate investments that are well suited for specific markets.

-
Operational and Structural Characteristics. We pursue both newly constructed assets that require limited capital investment, as well as more mature and complex properties with opportunities for our dedicated asset and project management teams to create value through more active operational oversight and targeted capital expenditures. Additionally, we generally seek properties that are unencumbered by debt and that will not require partnerships with third party investors, allowing us maximum operational flexibility.

•
Drive Growth Through Aggressive Asset Management, In-House Project Management and Strategic Capital Investment. We believe that investing in our properties and employing a proactive asset management approach designed to identify investment strategies will optimize internal growth opportunities. Our management team’s extensive industry experience across multiple brands and management companies coupled with our integrated asset management and project management teams, enable us to identify and implement value-add strategies, prudently invest capital in our assets to optimize operating results and leverage best practices across our portfolio.

-
Aggressive Asset Management. Our experienced asset management team focuses on driving property performance through revenue enhancement and cost containment efforts. Our ability to work with a wide variety of management and franchise companies provides us with the opportunity to benchmark performance across our portfolio in order to share best practices. While we do not operate our hotel properties directly, and under the terms of our hotel management agreements our ability to participate in operating decisions regarding our hotels is limited, we conduct regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives. We interact frequently with our management companies and on-site management personnel, including conducting regular meetings with key executives of our management companies and brands. We work to maximize the value of our assets through all aspects of the hotel operation and ancillary real estate opportunities.

-
In-House Project Management. By maintaining a dedicated in-house capital planning and project management team, we believe we are able to develop our capital plans and execute each renovation project at a lower cost and in a timelier manner than if we outsourced these services. In addition, our project management team has extensive experience in the ground-up development of hotel properties, providing both in-depth knowledge of building construction, as well as the opportunity for us to evaluate potential development opportunities. We view this as a significant competitive strength relative to many of our peers.

-
Strategic Capital Investment to Enhance Portfolio Performance. As part of our ongoing asset management activities, we continuously review opportunities to reinvest in our hotels to maintain quality, increase long-term value and generate attractive returns on invested capital. We also may opportunistically dispose of hotels to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives. We believe our breadth of experience and integrated in-house asset management and project management teams are instrumental in our ability to acquire and operate assets and to capitalize on redevelopment opportunities.

Our Financing and Capital Strategy
Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities, as well as with debt financings having staggered maturities. Our debt includes a senior unsecured revolving credit facility, unsecured term loans, mortgage debt collateralized by our hotel properties or leasehold interests under the ground leases on our hotel properties, and may include other types of private and public debt in the future.
We strive to maintain a flexible capital structure that puts us in a position to be nimble in allocating capital for investment. As of December 31, 2016, we had a total of $287.0 million of cash on hand, including $71.0 million of restricted cash primarily set aide to maintain our hotels. We have and seek to maintain a modest amount of leverage and closely monitor our near-term debt maturities. Our net debt to adjusted earnings before interest, taxes, depreciation and amortization ratio as of December 31, 2016 was 3.1x. Our weighted average debt maturity was 4.7 years, including available extension options, and our debt had a weighted average interest rate of 3.24% as of December 31, 2016 (See "Part II-Item 7. Non-GAAP Financial Measures" for definition of net debt and reconciliation to net income).
From time to time, we will also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. We may also issue new equity or debt if we feel that we can accretively use proceeds to acquire assets or make capital improvements that yield attractive risk-adjusted returns on investment.
We anticipate using a portion of cash flows generated from operations to fund future acquisitions as well as for property redevelopments, return on investment initiatives, working capital requirements, and share repurchase programs. Subject to market conditions, we intend to repay amounts outstanding under our senior unsecured revolving credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, sale of assets, and cash flows from operations.

Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodation options for guests (e.g. those that are found on websites that facilitate short-term rentals of homes and apartments from owners) in each of their markets on the basis of several factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative accommodation options. We believe that hotels, such as our portfolio of hotels, that are affiliated with leading national brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities, or make capital improvements that we otherwise would not have to make, and may materially and adversely affect our operating results and liquidity.
We face competition for the acquisition of hotels from other REITs, private equity firms, institutional investors, hedge funds, specialty finance companies, insurance companies, governmental bodies, foreign investors and other entities. Some of these competitors have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof. In addition, these competitors seek financing through the same channels that we do. Therefore, we compete for funding in a market where funds for real estate investment may decrease, or grow at a rate that is less than the underlying demand.
Seasonality
The lodging industry is seasonal in nature which can be expected to cause fluctuations in our hotel room revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property, and competitive mix within the specific location. Generally, our revenues and operating income have been the lowest during the first and fourth quarter of each year, which we expect to be consistent from year to year for our current portfolio.
Cyclicality
The hospitality industry is cyclical and generally its growth or contraction follows the overall economy. There is a history of increases and decreases in demand for and supply of hotel rooms, in occupancy levels and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given segments of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues.
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
Some of our hotels contain asbestos-containing building materials. We believe that the asbestos is appropriately contained in accordance with current environmental regulations and that we have no need for any immediate remediation or current plans to remove the asbestos. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
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
Our Tax Status
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code") for U.S. federal income tax purposes, beginning with our short taxable year that commenced on January 5, 2015 and ended on February 3, 2015. We believe that we have been organized and have operated and will continue to operate in a manner that will allow us to maintain our REIT for U.S. federal income tax purposes commencing with such short taxable year, and we intend to continue operating in such a manner. To qualify for REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, 98.7% of the Operating Partnership Units in our Operating Partnership, with the remaining 1.3% owned by our current and former executive officers and members of our Board of Directors. In the future, we may issue additional common or preferred units in our Operating Partnership from time to time in connection with acquisitions of hotels or for financing, compensation or other reasons.
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
We have made a joint election with InvenTrust under section 336(e) of the Code with respect to our spin-off from InvenTrust on February 3, 2015. As a result of that election, our tax basis in our assets was stepped up to the fair market value of each respective asset as of the date of the spin-off.  The increased tax basis in our assets will increase the depreciation deductions we are allowed to claim over the useful life of our assets.

Restrictions on Ownership and Transfer of Our Stock
Our charter authorizes our directors to take such actions as are necessary or appropriate to enable us to maintain our qualification as a REIT. Furthermore, our charter prohibits any one person from actually or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a person from the ownership limits if certain conditions are satisfied. However, our Board of Directors may not grant an exemption from the ownership limits to any proposed transferee whose ownership, direct or indirect, in excess of 9.8% of the value or number of outstanding shares of any class or series of our capital stock, could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with such restrictions is no longer required for us to qualify as a REIT. The ownership limits may delay or impede a transaction or a change of control that might be in our stockholders' best interest.
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
Employees
As of December 31, 2016, we had 49 employees. None of our employees are covered by collective bargaining agreements. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the labor at our hotels.
Employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see "Part I-Item 1A. Risk Factors - Risks Related to Our Business and Industry – We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ or may employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability."
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
Risks Related to Our Business and Industry
Our ability to make distributions to our stockholders may be adversely affected by various operating risks common to the lodging industry, including competition, over building and dependence on business travel and tourism.
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
In addition, our hotels will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:

•	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases, such as norovirus, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), Ebola, and Zika virus;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, oil spills, and nuclear incidents;

•	delayed delivery or any material reduction or prolonged interruption of public utilities and services, including water and electric power;

•
decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business due to adverse changes in general economic conditions and/or changes in laws and regulations;

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
The lodging industry is highly cyclical in nature, and we cannot assure you how long the current lodging cycle will last.
Due to its close link with the performance of the general economy, and, specifically, growth in U.S. GDP, the lodging industry is highly cyclical in nature. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions, but since 2010 the lodging industry has recovered faster and stronger than the U.S. economy generally. There can be no assurance of either any further increase in demand for hotel rooms from past levels or of the timing or extent of any such demand growth in the future. If demand weakens, our operating results and profitability would likely be adversely affected. Worsening of the U.S. or global economy, if experienced, would likely have an adverse impact on the occupancy, ADR and RevPAR of our hotels, and would therefore adversely impact our results of operations and financial condition. In addition, in an economic downturn, luxury, upper upscale and upscale hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates.
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
The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues, occupancy levels, room rates, operating expenses and cash flows. Our quarterly earnings may be adversely affected by factors outside our control, including timing of holidays, weather conditions and poor economic factors in certain markets in which we operate. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on historical results, we generally expect our revenue to be lower in the first and fourth quarter. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters in order to make distributions to our stockholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.
We operate in a highly competitive industry.
The lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodations (e.g. websites that facilitate the short-term rentals of homes and apartments from owners) based on a number of factors, including room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of our competitors also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, expand and improve their marketing efforts, all of which could adversely affect the ability of our hotels to attract prospective guests and materially and adversely affect our revenues and profitability as well as limit or slow our future growth. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms.
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
The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand.  If the U.S. economy should falter for any reason, including but not limited to the volatility in the energy industry, and there is an extended period of economic weakness, a recession or depression, our results of operations and profitability would likely be adversely affected.
We are dependent on the performance of the third-party hotel management companies that manage the operations of each of our hotels and could be materially and adversely affected if such third-party managers do not properly manage our hotels or otherwise act in our best interests.
In order for us to maintain our qualification as a REIT, third parties must operate our hotels. We lease each of our hotels to our TRS lessees. Our TRS lessees, in turn, have entered into management agreements with third party management companies to operate our hotels. We could be materially and adversely affected if any of our third-party managers fail to provide quality services and amenities, fail to maintain a quality brand name or otherwise fail to manage our hotels in our best interest, and we can be financially responsible for the actions and inactions of our third-party managers pursuant to our management agreements. In addition, our hotel managers or their affiliates may manage, and in some cases may own, may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, our hotel managers may make decisions regarding competing lodging facilities that are not in our best interests. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. If we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute, or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.
Under the terms of the hotel management agreements, our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating budget, and we do not have the specific authority to require any hotel to be operated in a particular manner. While our TRS lessees closely monitor the performance of our third-party managers, our general recourse under most of the hotel management agreements is limited to termination if our third-party managers are not performing adequately. For example, in many of our hotel management agreements, we have a right to terminate a management agreement if the third-party manager fails to achieve certain hotel performance criteria measured over any two consecutive fiscal years, as outlined in the applicable management agreement. However, even if a third-party manager fails to perform under the terms of its respective management agreement, it generally has the option to avoid a performance termination by paying a performance deficit fee as specified in the applicable management agreement.
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
Our management and franchise agreements require us and third-party hotel managers and franchisors to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. At any given time, we may be in dispute with one or more hotel management companies or franchisors regarding various terms of our agreements. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party. In the event we terminate a management or franchise agreement early and the manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties, pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.
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
The result of third-party hotel managers and franchisors consolidating could adversely affect our hotels due to the undefined and unknown costs associated with the integration of property-level point of sale and back-of-house computer systems and other technology related processes, the training and other labor costs associated with the merging of labor forces, and the impact of reward point program consolidation. Additionally, the potential consolidation of third-party hotel managers and franchisors could impact our leveraging power in future management and franchise agreement negotiations.
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
A substantial number of our hotels operate under the Marriott, Kimpton and Hyatt brand families; therefore, we are subject to risks associated with concentrating our portfolio in three brand families.
In our portfolio, 36 of the 42 hotels that we own as of December 31, 2016 operate under brands owned by Marriott, Kimpton and Hyatt. As a result, our success is dependent in part on the continued success of Marriott, Kimpton and Hyatt and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott, Kimpton and/or Hyatt brands is reduced or compromised, the goodwill associated with the Marriott-, Kimpton- and/or Hyatt-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Kimpton and/or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Kimpton and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in Texas and California, which exposes our business to the effects of regional events and occurrences.
We have a concentration of hotels in Texas and California. Specifically, as of December 31, 2016, approximately 44% of rooms in our portfolio were located in Texas and California. The concentration of hotels in a region may expose us to risks of adverse economic developments, such as negative trends in the industry sectors that are concentrated in these markets, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. The continued volatility in the energy industry and new supply has significantly affected demand and RevPAR in certain markets in Texas, including Houston where three of our hotels are located, and has adversely affected our business in those markets.  A further decline could further adversely affect our business and operating results in those markets. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hail storms, strong winds, tropical storms, hurricanes, earthquakes, tornadoes, and tsunamis which have in the past caused damage such as flooding and other damage to our hotels in specific geographic locations, including in the Texas and California markets. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event.
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
Ownership of hotels is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate properties. Access to the capital that we need to maintain and renovate existing properties and to acquire new properties is critical to the continued growth of our business and revenues and to remain competitive. We may not be able to fund capital improvements for our existing hotels or acquisitions of new hotels solely from cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to maintain our qualification as a REIT and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings may be restricted. Consequently, we may have to draw down on our senior unsecured revolving credit facility, enter into new unsecured loans or rely upon the availability of debt or equity capital to fund capital improvements and acquisitions. Our ability to access additional capital could also be limited by the terms of our senior unsecured revolving credit facility, which restricts our ability to incur debt under certain circumstances.
If we are forced to spend larger amounts of cash from operating activities than anticipated to operate, maintain or renovate existing properties, then our ability to use cash for other purposes, including acquisitions of new properties, could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or acquisitions, which could impair our ability to compete effectively and harm our business and relationship with certain operators and/or brands.
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
The land underlying five of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We lease the land underlying five of our hotels and/or meeting facilities from third parties. Four of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the fifth is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these five hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 46 years. Assuming all renewal options are exercised, the average remaining term is 64 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
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
We have entered into management agreements with third-party hotel managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like minimum wage initiatives and additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act, may adversely impact our operating costs. Labor costs can be particularly challenging at those of our hotels with unionized labor.
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
Additional hotels or additional departments within our hotels or groups of employees may become subject to additional collective bargaining agreements in the future. Additionally, hotels we currently own or may own in the future could be subject to collective bargaining agreements due to various factors including, but not limited to, consolidation of third party hotel managers. Potential changes in the federal regulatory scheme could make it easier for unions to organize groups of our third-party hotel managers' employees. If such changes take effect, more hotel personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management's time to address unionization issues. Negotiations of collective bargaining agreements, attempts by labor organizations to organize additional hotels, departments within our hotels or groups of employees or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.
Uninsured and underinsured losses at our hotels could materially and adversely affect our revenues and profitability.
We intend to maintain comprehensive insurance on each of our current hotels and any hotels that we acquire, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like windstorms, earthquakes and floods, and losses from foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance at our sole cost. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.
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
We may be subject to unknown or contingent liabilities related to recently acquired hotels and the hotels that we may acquire in the future or hotels recently divested or that we may divest in the future, which could materially and adversely affect our revenues and profitability growth.
Our recently acquired or divested hotels, and the hotels that we may acquire or divest in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the sale or purchase of the hotels we acquire may survive for a defined period of time after the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels to buyers may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our results of operations and profitability.
The acquisition and/or sale of a hotel or a portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the acquisition and/or disposition.
We may not be successful in completing the acquisitions and/or disposition of a hotel or a portfolio of hotels, which may negatively impact our business strategy. Hotel acquisitions and sales are typically subject to customary risks and uncertainties. In addition, there may be contingencies related to, among other items, financing, franchise agreements, ground leases and other agreements. As such, we can offer no assurances as to whether any closing conditions will be satisfied on a timely basis or at all, or whether the closing of an acquisition and/or a sale will occur for these or any other reasons.
Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.
In the normal course of our business, we are involved in various legal proceedings. Our third-party managers, whom we indemnify for certain legal costs resulting from management of our hotels, may also be involved in various legal proceedings relating to the management of our hotels. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or our third-party managers or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including current or former third-party property owners, guests who use our properties, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third party indemnity, but such third parties fail to fulfill their contractual obligations.

Market disruptions may adversely impact many aspects of our operating results and operating condition.
During the global economic downturn that began in 2008, the domestic financial markets experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. If there is volatility and weakness in the capital and credit markets, the availability of debt financing could decline. Our business may be affected by market and economic challenges experienced by the U.S. or global economy or real estate industry as a whole or by the local economic conditions in the markets in which our hotels are located, including the dislocations in the credit markets and general global economic recession. For the following and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments. Specifically, these conditions may have the following consequences:

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
The third-party hotel management companies that operate our hotels rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. They may purchase some of their information technology from vendors, on whom our systems will depend, and the third-party hotel managers will rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, including personally identifiable information. We will depend upon the secure transmission of this information over public networks. Our third-party hotel management companies’ networks and storage applications have already been, according to publicly released statements, and in the future may be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our third-party hotel managers’ systems could harm us, and we may be financially responsible for certain damages arising out of the harm such events cause to third parties pursuant to our management agreements. As a result, such incidents could have a material impact on our business and adversely affect our financial condition and results of operations. Certain of our third-party hotel management companies have publicly released statements disclosing cyber-attacks on their systems, some of which have impacted our hotels, but these known cyber-attacks did not have a material impact on the Company's results of operations.
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
The agreements related to our separation from InvenTrust, including the Separation and Distribution Agreement, Transition Services Agreement and Employee Matters Agreement, were negotiated in the context of our separation from InvenTrust while we were still part of and a wholly-owned subsidiary of InvenTrust and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements we negotiated in the context of our separation related to, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among InvenTrust and us. For example, when the terms of these agreements were negotiated, we did not have a board of directors that was independent from InvenTrust. See "Part III-Item 13. Certain Relationships and Related Transactions."
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
We have acquired properties by borrowing monies and we may, in some instances, acquire properties by assuming existing financing. We may borrow money to finance a portion of the purchase price of assets we acquire. We may also borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our REIT taxable income, subject to certain adjustments, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for U.S. federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our investment. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action even though we would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so.

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
The mortgages on our existing hotels, and hotels that we may acquire in the future, likely will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable hotel or to discontinue insurance coverage. In addition, such loans contain negative covenants that, among other things, preclude certain changes of control, and/or changes in the hotel brand or manager of a collateralized property without lender consent, inhibit our ability to incur additional indebtedness or, under certain circumstances, restrict cash flow necessary to make distributions to our stockholders. These loans also often have debt service coverage ratio requirements that could limit our ability to borrow additional funds.
In addition, in connection with our mortgage agreements we may enter into lockbox and cash management agreements pursuant to which under certain situations substantially all of the income generated by our hotel properties will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders and from which cash will be distributed to us only after funding of certain items, which may include payment of principal and interest on our debt, insurance and tax reserves or escrows and other expenses. As a result, we may be forced to borrow additional funds in order to make distributions to our stockholders (including, potentially, to make distributions necessary to allow us to maintain our qualification as a REIT).
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
We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2016, approximately $505.4 million, or 46.6% of the total debt outstanding bore interest at variable rates which was not hedged by interest rate protection agreements.
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
To the extent consistent with maintaining our qualification as a REIT, from time to time, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. There is no assurance that our hedging strategy will achieve our objectives. We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.
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
We elected to be taxed as a REIT beginning with our short taxable year that commenced on January 5, 2015 and ended on February 3, 2015. We believe that we have been organized and we have operated in a manner that allowed us to qualify as a REIT for U.S. federal income tax purposes commencing with such short taxable year, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings" clause. If we were to rely on a REIT "savings" clause, we would have to pay a penalty tax, which could be material.
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the U.S. federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status for the four taxable years following the year in which we failed to qualify as a REIT.
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
We believe that from the time of our formation until January 5, 2015, we were treated as a "qualified REIT subsidiary" of InvenTrust. Under applicable Treasury regulations, if InvenTrust failed to qualify as a REIT in any of its 2011 through 2015 taxable years, unless InvenTrust’s failure was subject to relief under U.S. federal income tax laws, we would be prevented from electing to qualify as a REIT for the four taxable years following the year in which InvenTrust failed to qualify.
We have made a joint election with InvenTrust that, among other things, caused us to have a short taxable year that ended on February 3, 2015 and if we failed to qualify as a REIT for that short taxable year, we would be liable for a material corporate income tax and would be precluded from qualifying as a REIT for the following four taxable years.
We have made a joint election with InvenTrust under section 336(e) of the Code with respect to our spin-off from InvenTrust on February 3, 2015, which allowed us to significantly increase our tax basis in our assets. As a result of that election, among other things, we were deemed to sell all of our assets to a third party and liquidate on February 3, 2015, the date of the spin-off.  The gain we recognized in that deemed sale that was attributable to the personal property at our hotels was not qualifying income for purposes of the 75% and 95% gross income tests applicable to REITs. Based on our valuation of our personal property, we believe that we satisfied the 75% and 95% gross income tests for our short taxable year that ended on February 3, 2015.
No complete assurance can be provided that the Internal Revenue Service ("IRS") would not disagree with our valuation of our personal property and our determination of the gain from the deemed sale of that property. If the IRS successfully asserted that we failed to satisfy one or more of the requirements for REIT qualification for our short taxable year ended on February 3, 2015, we would be able to maintain our REIT status only if we were able to qualify for a REIT "savings clause." We have been advised by counsel that, even if we failed the gross income tests as a result of the IRS successfully disagreeing with the valuation of our personal property, we will be able to qualify for a REIT "savings clause." To qualify for the REIT "savings clause," we would have to pay a penalty tax, which could be material. Moreover, an opinion of legal counsel reflects only the counsel's best judgment on a legal issue and is not binding on a court. Accordingly, no assurance can be provided that we would qualify for the REIT "savings clause" to maintain our qualification. If the IRS successfully disagreed with our valuation of our personal property and we did not qualify for the REIT "savings clause," we would be subject to corporate income tax on the deemed sale of our assets pursuant to the section 336(e) election, and that corporate income tax would be material. In addition, we would be precluded from electing REIT status for the four taxable years following that failure.
Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, our TRS, and any other TRS we form, will be subject to regular corporate U.S federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.
Failure to make required distributions would subject us to U.S. federal corporate income tax.
We intend to continue to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
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
Our TRS, and any other domestic TRS we form, will be subject to U.S. federal, state and local income tax on their taxable income, which will consist of the revenues from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us. Accordingly, although our ownership of our TRS lessees will allow us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us.
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
Overall, no more than 25% (or 20% for the taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. We will monitor the value of our investment in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (or 20%) TRS limitation or to avoid application of the 100% excise tax.
If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.
To maintain our qualification as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." Rents paid to our Operating Partnership by our TRS lessees pursuant to the leases of our hotels will constitute substantially all of our gross income. In order for such rent to qualify as "rents from real property" for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.
If any of our current and future hotel management companies do not qualify as "eligible independent contractors," or if our hotels are not "qualified lodging facilities," we will fail to qualify as a REIT.
Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of "qualified lodging facilities" (as defined below) to a TRS so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We expect to lease all or substantially all of our hotels to our TRS lessees and to engage hotel management companies that qualify as "eligible independent contractors." Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.
In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating "qualified lodging facilities" (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. We believe our current hotel managers operate qualified lodging facilities for certain persons who are not related to us or our TRS. However, no assurance can be provided that any of our current and future hotel managers will in fact comply with this requirement. Failure to comply with this requirement would require us to find other managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets can consist of debt of publicly offered REITs (i.e., REITs that are required to file annual and period reports with the SEC under the Exchange Act) that is not secured by real property, and no more than 25% (or 20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.
You may be restricted from acquiring or transferring certain amounts of our common stock.
The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.
In order to maintain our qualification as a REIT for each taxable year after our first taxable year as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year after our first taxable year as a REIT. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.
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

We may pay taxable dividends in cash and our common stock, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
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
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made, or to be made, to acquire or carry real estate assets generally will not constitute gross income for purposes of the 75% and 95% income tests applicable to REITs. In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests. However, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. In addition, according to publicly released statements, a top legislative priority of the current administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities. There is substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

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
Future sales or distributions of our common stock may negatively affect the market price of our common stock.
It is possible that some of our large stockholders will sell our common stock. Any disposition by significant stockholders of our common stock in the public market or the perception that such dispositions could occur could adversely affect prevailing market prices for our common stock.

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that may be granted to our directors, officers, employees and consultants. Our Board of Directors has approved an Incentive Award Plan (the "Plan"), which provides for the grant of cash and equity-based awards to our directors, officers, employees, and consultants. We reserved 7,000,000 shares of our common stock for issuance or transfer pursuant to awards under the Plan. For a more detailed description of the Plan, see "Part III-Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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
The market price of our common stock may be influenced by the dividend yield on our common stock (i.e., the amount of our annual distributions as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of our common stock to expect a higher distribution yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our operating results and cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.
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
Certain provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to adopt certain mechanisms, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we elect to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our Board of Directors.

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
We own 98.7% of the Operating Partnership Units and the remaining 1.3% of the Operating Partnership Units are owned by the other limited partners comprised of our current and former executive officers and members of our Board of Directors. However, in connection with our future acquisition of properties or otherwise, we may issue Operating Partnership Units to third parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
Our charter places limits on the amount of common stock that any person may own.
No more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than our first taxable year for which an election to be a REIT was made). Unless exempted by our Board of Directors, prospectively or retroactively, our charter prohibits any person or group from owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock.
If anyone transfers shares in a way that would violate the ownership limit, or prevent us from maintaining our qualification as a REIT under the U.S. federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the ownership limit. If this transfer to a trust fails to prevent such a violation or our continued qualification as a REIT, then the initial intended transfer shall be null and void from the outset. The intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the ownership limit or the other restrictions on transfer in our charter bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale.
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
Our conflict of interest policy provides that any transaction, agreement or relationship in which any of our directors, officers or employees has a material direct or indirect pecuniary interest must be approved by a majority of our disinterested directors. Other than this, however, we may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. As such, our policies and procedures may not be successful in eliminating the influence of conflicts of interest.

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
Our Board of Directors may approve very broad investment guidelines and has approved financing guidelines for us and may not always review or approve each investment or financing decision made by our senior management team.
Our Board of Directors may authorize our senior management team to follow broad investment guidelines and has approved financing guidelines, in which case, we expect that our senior management team will have latitude in determining the assets that are proper investments for us, as well as the individual investment decisions, and how we finance such investments. Our senior management team may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. We expect that our Board of Directors may not always approve each proposed investment or financing strategy by our senior management team.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2016, we owned a portfolio of 42 operating hotels, 40 of which are wholly owned, comprising 10,911 rooms, including a 75% ownership interest in two hotels owned through two consolidated real estate entities across 20 states and the District of Columbia. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring hotels primarily in the Top 25 Markets and key leisure destinations in the U.S.

Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 84% of our rooms operating under Marriott, Kimpton, Hyatt or Hilton brands. The following table sets forth our brand affiliations as of December 31, 2016:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	5	587	5.4%
Courtyard by Marriott	4	630	5.8%
Marriott	8	2,815	25.8%
Renaissance	2	1,014	9.3%
Residence Inn	3	637	5.8%
Westin	2	893	8.2%
Subtotal	24	6,576	60.3%

Kimpton	7	1,123	10.3%

Hyatt
Andaz	3	451	4.1%
Hyatt Centric	1	120	1.1%
Hyatt Regency	1	505	4.7%
Subtotal	5	1,076	9.9%

Aston	1	645	5.9%

Fairmont	1	545	5.0%

Hilton
Hampton Inn	1	116	1.1%
Hilton Garden Inn	1	300	2.7%
Subtotal	2	416	3.8%

Loews	1	285	2.6%
Total branded	41	10,666	97.8%

Independent	1	245	2.2%

Total portfolio	42	10,911	100.0%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2016(1):

Hotel	Rooms	Year Acquired	State	Brand Parent Company	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah(4)	151	2013	GA	Hyatt	Hyatt	L
Aston Waikiki Beach Hotel(5)	645	2014	HI	Aston	Aston	U
Bohemian Hotel Celebration, an Autograph Collection Hotel	115	2013	FL	Marriott	Kessler	UU
Bohemian Hotel Savannah Riverfront, an Autograph Collection Hotel(4)	75	2012	GA	Marriott	Kessler	UU
Canary Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Courtyard Birmingham Downtown at UAB	122	2008	AL	Marriott	Courtyard	U
Courtyard Fort Worth Downtown / Blackstone	203	2008	TX	Marriott	Courtyard	U
Courtyard Kansas City Country Club Plaza	123	2007	MO	Marriott	Sage	U
Courtyard Pittsburgh Downtown	182	2010	PA	Marriott	Sage	U
Fairmont Dallas(4)	545	2011	TX	Fairmont	Fairmont	L
Grand Bohemian Hotel Charleston, an Autograph Collection Hotel(4)(6)	50	N/A	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, an Autograph Collection Hotel(4)(6)	100	N/A	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, an Autograph Collection Hotel(4)	247	2012	FL	Marriott	Kessler	UU
Hampton Inn & Suites Baltimore Inner Harbor	116	2007	MD	Hilton	Urgo	UM
Hilton Garden Inn Washington DC Downtown	300	2008	DC	Hilton	Urgo	U
Hotel Commonwealth(5)	245	2016	MA	Independent	Sage	I
Hotel Monaco Chicago(4)	191	2013	IL	Kimpton	Kimpton	UU
Hotel Monaco Denver(4)	189	2013	CO	Kimpton	Kimpton	UU
Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Hotel Palomar Philadelphia(4)	230	2015	PA	Kimpton	Kimpton	UU
Hyatt Centric Key West Resort & Spa(7)	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara(4)(5)	505	2013	CA	Hyatt	Hyatt	UU
Loews New Orleans Hotel(4)	285	2013	LA	Loews	Loews	L
Lorien Hotel & Spa	107	2013	VA	Kimpton	Kimpton	UU
Marriott Charleston Town Center(4)(5)	352	2011	WV	Marriott	Marriott	UU
Marriott Chicago at Medical District / UIC	113	2008	IL	Marriott	Davidson	UU
Marriott Dallas City Center(4)	416	2010	TX	Marriott	Marriott	UU
Marriott Griffin Gate Resort & Spa	409	2012	KY	Marriott	Marriott	UU
Marriott Napa Valley Hotel & Spa	275	2011	CA	Marriott	Sage	UU
Marriott San Francisco Airport Waterfront	688	2012	CA	Marriott	Marriott	UU
Marriott West Des Moines	219	2010	IA	Marriott	Concord	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	343	2007	TX	Marriott	Marriott	UU
Renaissance Atlanta Waverly Hotel & Convention Center	522	2012	GA	Marriott	Renaissance	UU
Renaissance Austin Hotel	492	2012	TX	Marriott	Renaissance	UU
Residence Inn Baltimore Inner Harbor	188	2008	MD	Marriott	Urgo	U
Residence Inn Boston Cambridge(4)	221	2008	MA	Marriott	Residence Inn	U
Residence Inn Denver City Center(4)	228	2013	CO	Marriott	Sage	U
RiverPlace Hotel	84	2015	OR	Kimpton	Kimpton	UU
Westin Galleria Houston(4)	487	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria(4)	406	2013	TX	Marriott	Westin	UU

(1)	Includes only the hotels in our portfolio as of December 31, 2016. See "Basis of Presentation."

(2)
"Aston" refers to an affiliate of Aqua-Aston Hospitality; "Courtyard" refers to Courtyard Management Corporation; "Concord" refers to Concord Hospitality Enterprises Company; "Davidson" refers to Davidson Hotel Company LLC; "Fairmont" refers to Fairmont Hotels & Resorts (U.S.) Inc.; "Hyatt" refers to Hyatt Corporation; "Kessler" refers to Kessler Collection Management, LLC; "Kimpton" refers to Kimpton Hotel & Restaurant Group, LLC; "Loews" refers to Loews New Orleans Hotel Corp.; "Marriott" refers to Marriott Hotel Services, Inc.; "Renaissance" refers to Renaissance Hotel

Operating Company; "Residence Inn" refers to Residence Inn by Marriott, Inc.; "Sage" refers to affiliates of Sage Hospitality Resources, LLC, "Urgo" refers to Urgo Hotels LP; and "Westin" refers to Westin Operator, LLC.

(3)	"L" refers to Luxury; "UU" refers to Upper Upscale; "U" refers to Upscale; "UM" refers to Upper Midscale; "I" refers to Independent.

(4)	This property is subject to mortgage debt at December 31, 2016.

(5)	This hotel is subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements- Ground Leases" for more information.

(6)	The Company owns a 75% interest in the hotel, which is consolidated as a variable interest entity in our financial statements.

(7)	Previously known as the Hyatt Key West Resort and Spa. In November 2016, the hotel was rebranded the Hyatt Centric Key West Resort & Spa.
Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 42 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with an independent hotel management company. Approximately 33% of our hotels (based on the number owned as of December 31, 2016), which we refer to as "franchised hotels" are also operated under distinct franchise agreements, a few of which are with an affiliate of the hotel’s management company. Approximately 65% of our hotels (based on the number owned as of December 31, 2016) receive the benefit pursuant to the hotel’s management agreement, which we refer to as "brand-managed hotels."
Below is a general overview of the management and franchise agreements for our hotels, summarizing the principal terms found in each type of agreement.
Management Agreements for Brand-Managed Hotels
Pursuant to our management agreements for brand-managed hotels, the management company controls the day-to-day operations of each hotel, and we are granted limited approval rights with respect to certain of the management company’s actions, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and approving the hiring of certain management personnel.
We are provided with a variety of services and benefits, including the right to use the name, marks and system of operation of a brand affiliated with the management company, as well as centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and payroll and accounting services.
Of our brand-managed hotels, approximately 53% of our hotels by room count are managed by Marriott, approximately 13% are managed by Kimpton, approximately 13% are managed by Hyatt, and the rest are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term of between 20 to 30 years, and have an average remaining initial term of approximately 12 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. Including the exercise of all renewal options the average remaining term of our management agreements is approximately 26 years.
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

Termination Events
Performance Termination
Most of our management agreements for our brand-managed hotels align our interests with those of the management company by providing us with a right to terminate the agreement if the management company fails to achieve certain criteria relating to the performance of the hotel. We generally may initiate a performance termination if, during any two consecutive year period, (i) the hotel fails to achieve a specified amount of operating profit, and (ii) certain operating metrics of the hotel, as compared to a competitive set of hotels in the relevant local market as agreed between the parties, fail to exceed a specified threshold as set forth in the applicable management agreement. In substantially all of the management agreements for brand-managed hotels, the management company has a right to avoid a performance termination by paying an amount equal to the amount by which the operating profit for the two-year period was less than the performance termination threshold, as set forth in the applicable management agreement.
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
Term
Our management agreements for franchised hotels generally contain initial terms between seven and 15 years with an average remaining initial term of approximately five years. Almost all of these agreements either do not contemplate a renewal or extension of the initial term or cannot be extended without our consent, and the rest may be extended at the option of the management company if certain conditions are met. Assuming all renewal or extension options are exercised, the average remaining term is approximately eight years.
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 1.5% to 4.0% of gross hotel revenue, with some base fees increasing over time. Almost all of the incentive management fees range from 15% to 30% of net operating income (or other similar metric, as defined in the management agreement) remaining after deducting a priority return typically equal to 9% to 11% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements.
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
Franchise Agreements
Our franchised hotels operate under franchise agreements with Hilton and Marriott. Pursuant to our franchise agreements, we are granted rights to use the franchisor’s name, marks and system in the operation of our hotels. Franchisors also provide us with a variety of services and benefits, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. In return, our TRS lessees, as the franchisees, are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees must comply, and ensure consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To ensure our compliance, most of the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor. We are also required to participate in the applicable loyalty rewards program for each brand.
Term
A majority of our franchise agreements contain an initial term of 15 to 20 years, with an average remaining initial term of approximately 11 years. Almost all of our franchise agreements do not contemplate any renewals or extensions of the initial term.

Fees
Substantially all of our franchise agreements require that we pay a royalty fee ranging between 2% and 6% of the gross room revenue of the applicable hotel and, for certain full service hotels, an additional fee ranging between 1% and 2.5% on gross food and beverage revenue. We must also pay marketing, reservation or other program fees ranging between 1% and 2.5% of the gross room revenue. In addition, under substantially all of our franchise agreements, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards. Under certain agreements, such expenditures are mandated at set periods, with at least some level of expenditure required every five to six years. Many franchise agreements also require the maintenance of a capital reserve fund ranging between 3% and 6% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
Guarantee and Franchisor Rights
The TRS lessee that is the franchisee is responsible for making all payments to the franchisor under the applicable franchise agreement; however, Xenia Hotels & Resorts, Inc., XHR LP and/or the corresponding property-owning subsidiary generally guarantee the TRS lessee’s obligations under the franchise agreements. In addition, some of the franchise agreements require that we provide the franchisor with a right of first offer or right of first refusal in the event of certain sales or transfers of a hotel, and almost all of our agreements provide the franchisor the right to approve any change in the hotel’s management company.
TRS Leases
In order for us to maintain our qualification as a REIT, neither our company nor any of our subsidiaries, including the Operating Partnership, may directly or indirectly operate our hotels. Subsidiaries of our Operating Partnership, as lessors, lease our hotels to our TRS lessees, which, in turn, are parties to the existing hotel management agreements with third-party hotel management companies for each of our hotels.

Ground Leases
The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2016 associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent (1)	Base Rent Increases at Renewal	Lease Type
Ground lease: Entire Property
Aston Waikiki Beach Hotel	December 31, 2057	No renewal rights (2)	$192,297(3)	Not applicable	Triple Net
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years (4)	$60,119	No increase unless lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
Marriott Charleston Town Center	December 11, 2032	4 x 10 years	$4,167	No increase unless hotel is expanded beyond 356 guest rooms, at which time rent shall increase on a pro rata basis (5)	Triple Net
Hotel Commonwealth	December 19, 2087	None	$0.83	Not applicable	Triple Net
Ground lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights (6)	$10,290(7)	Not applicable	Triple Net

(1)
In addition to minimum rent, the Company may owe variable incentive rent. In particular, Hyatt Regency Santa Clara incurs variable incentive rent based on a percentage of rooms revenue and ballroom receipts, which has exceeded the minimum base rent for the years ended December 31, 2016, 2015 and 2014.

(2)	The Company has a right of first refusal to purchase the property, which must be exercised within 30 days of receiving the third party’s terms from Landlord.

(3)
For and during the period from January 1, 2006 to December 31, 2029, the Minimum Rent for each year is adjusted based on a calculation tied to the Consumer Price Index. From January 1, 2030 through the remainder of the lease terminating on December 31, 2057, the minimum rent will be redetermined each ten-year period. The monthly minimum or base rent in this chart is for the period from January 1, 2016 through December 31, 2016.

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

(7)
The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index. The monthly minimum or base rent in this chart is for the period from January 1, 2016 through December 31, 2016.

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
Our common stock began trading on the NYSE under the symbol "XHR" on February 4, 2015. The following tables sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared:

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First Quarter (1)	$16.19	$12.73	$0.275	$24.24	$20.12	$0.148
Second Quarter	$16.81	$14.60	$0.275	$24.39	$21.29	$0.230
Third Quarter	$17.96	$15.01	$0.275	$22.71	$17.11	$0.230
Fourth Quarter	$19.62	$14.98	$0.275	$19.09	$15.15	$0.230

(1)	For 2015, the first quarter only includes the period from February 4, 2015, the date of our listing on the NYSE, to March 31, 2015.
The closing price per share of our common stock on December 30, 2016, as reported by the NYSE, was $19.42. On February 24, 2017, the closing stock price of our common stock was $18.30.
Shareholder Information
As of February 24, 2017, there were 16,563 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by bank, brokers and other financial institutions. Also at February 24, 2017 there were thirteen holders (other than our company) of our Operating Partnership Units comprising certain of our current and former executive officers and members of our Board of Directors. A majority of the Operating Partnership Units are currently unvested. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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
Dividends
We anticipate making regular quarterly distributions to stockholders. To maintain our qualification as a REIT, we must distribute to our stockholders an amount at least equal to:

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
Our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. Distributions will be made in cash to the extent cash is available for distribution. We may not be able to generate sufficient cash flows to pay distributions to our stockholders. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including borrowing under our $400 million senior unsecured revolving credit facility, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable common stock dividends.
The method used by common stockholders to receive distributions may affect the timing of the distributions. The Company treats all shareholders as constructively receiving distributions on the distribution date, regardless of the distribution method chosen by the stockholder. To change the method used to receive distributions the stockholder will fill out the Xenia Change of Distribution Election form found on the "Investor Relations" page of our website.
In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions. In addition, our Board of Directors could change our distribution policy in the future.
The following tables set forth information regarding the declaration, payment and income tax characterization of distributions paid per share for the years ended December 31, 2015 and 2016.
Common Stock
The Company paid the following dividends on common stock during the year ended December 31, 2016 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2016	March 31, 2016	April 15, 2016
$0.275	June 30, 2016	June 30, 2016	July 15, 2016
$0.275	September 30, 2016	September 30, 2016	October 14, 2016
$0.275	December 31, 2016	December 31, 2016	January 13, 2017

(1)	For income tax purposes, dividends paid per share on our common stock in 2016 were 100% taxable as ordinary income.
The Company paid the following dividends on common stock during the year ended December 31, 2015 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.148(2)	March 31, 2015	March 31, 2015	April 15, 2015
$0.23	June 30, 2015	June 30, 2015	July 15, 2015
$0.23	September 30, 2015	September 30, 2015	October 15, 2015
$0.23	December 31, 2015	December 31, 2015	January 15, 2016

(1)	For income tax purposes, dividends paid per share on our common stock in 2015 were 100% taxable as ordinary income.

(2)	Represents the Company's anticipated regular quarterly dividend of $0.23 per share, prorated for the period from February 3, 2015 through March 31, 2015 rounded to the nearest tenth of a penny.
Preferred Stock
The Company paid the following dividends on its 12.5% Series A preferred stock during the year ended December 31, 2015 (1):

Dividend per Share	For the Period Ended	Record Date	Payable Date
$61.11(2)	June 30, 2015	June 15, 2015	June 30, 2015
$31.25(3)	September 30, 2015	September 30, 2015	September 30, 2015

(1)	For income tax purposes, dividends paid per share on our preferred stock were 100% taxable as ordinary income.

(2)	Represents the Company's anticipated regular semi-annual dividend of $62.50 per share, prorated for the period from January 5, 2015 through June 30, 2015.

(3)
Represents the Company's anticipated regular semi-annual dividend of $62.50 per share prorated for the period from July 1, 2015 through September 30, 2015. This dividend was paid in connection with the redemption of the Series A Preferred Stock on September 30, 2015, and constitutes accrued but unpaid dividends on the Series A Preferred Stock as of the redemption date.

Share Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except that which we specifically incorporate by reference into such filing.
The following graph provides a comparison of the cumulative total return on our common shares from February 4, 2015, to the NYSE closing price per share on December 30, 2016, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on February 4, 2015 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.
The actual returns shown on the graph above are as follows:

Name	Value of Investment at February 4, 2015	Value of Investment at December 31, 2015	Value of Investment at December 31, 2016
Xenia Hotels & Resorts, Inc.	$100	$77.55	$105.36
DJUSHL REIT Index	$100	$72.24	$85.80
Russell 2000 Index	$100	$95.34	$113.91
FTSE NAREIT Equity Index	$100	$96.85	$105.21
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
On September 30, 2015, the Company redeemed all 125 outstanding shares of its Series A Preferred Stock for $1,000 per share plus accrued and unpaid dividends of $31.25 per share, and a $100.00 per share redemption premium, for an aggregate per share redemption price of $1,131.25.  Following the redemption, in accordance with the Company’s charter, the Board of Directors of the Company reclassified the redeemed shares of the Company’s Series A Preferred Stock as authorized but unissued shares of Preferred Stock without designation as to series.  In connection therewith, on November 10, 2015, the

Company filed Articles Supplementary and Articles of Restatement (the "Revised Articles") to the Company’s charter with the State Department of Assessments & Taxation of Maryland.  The only change made to the existing charter of the Company in the Revised Articles was to reflect the reclassification of the Series A Preferred Stock as Preferred Stock without designation as described above.
Also on September 30, 2015, and in connection with the redemption of the Series A Preferred Stock described above, the Operating Partnership redeemed all 125 of its Series A Preferred Units that were held by the Company for $1,000 per share plus accrued and unpaid dividends of $31.25 per share, and a $100.00 per share redemption premium, for an aggregate per unit redemption price of $1,131.25.  In connection therewith, on November 10, 2015, the Company entered into the Fourth Amended & Restated Agreement of Limited Partnership of XHR LP (the "Fourth LP Agreement").  The Fourth LP Agreement amended the previous agreement to reflect the redemption of the Series A Preferred Units and restate the Agreement to include the terms of a prior amendment within the Fourth LP Agreement.
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under "Part III-Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Annual Report and such information is incorporated by reference herein.
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
During the year ended December 31, 2015, no shares were repurchased under the Repurchase Program. From January 1, 2016 through December 31, 2016, the Company repurchased 4,966,763 shares of common stock at a weighted average price of $14.89 per share for an aggregate purchase price of approximately $74 million. As of December 31, 2016, the Company had approximately $101 million remaining under its share repurchase authorization.
The following table sets forth information regarding the Company's purchase of shares of its common stock pursuant to its Repurchase Program during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
October 1 to October 31, 2016	335,715	$15.35	335,715	$28,584
November 1 to November 30, 2016	165,000	$15.52	165,000	$101,024
December 1 to December 31, 2016	—	—	—	$101,024
Total	500,715	$15.41	500,715

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
The following table shows our combined consolidated selected financial data relating to our combined consolidated historical financial condition and results of operations for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues:
Room revenues	$653,944	$663,224	$631,901	$443,267	$323,959
Food and beverage revenues	246,479	259,036	235,066	168,368	116,260
Other revenues	49,737	53,884	59,699	40,236	26,661
Total revenues	$950,160	$976,144	$926,666	$651,871	$466,880
Expenses:
Room expenses	146,050	148,492	140,128	96,444	70,165
Food and beverage expenses	161,699	167,840	158,243	114,011	78,080
Other direct expenses	12,848	17,984	28,556	21,110	17,401
Other indirect expenses	224,135	226,108	214,272	157,385	115,229
Management fees	47,605	49,818	52,104	37,683	26,827
Total hotel operating expenses	$592,337	$610,242	$593,303	$426,633	$307,702
Depreciation and amortization	152,418	148,009	141,807	104,229	89,629
Real estate taxes, personal property taxes and insurance	46,248	49,717	44,625	29,763	22,382
Ground lease expense	5,447	5,204	5,541	1,923	2,126
General and administrative expenses	32,018	25,556	38,895	13,445	9,008
Business management fees	—	—	1,474	12,743	10,812
Acquisition transaction costs	154	5,046	1,192	2,275	751
Pre-opening expenses	—	1,411	—	—	—
Provision for asset impairments	10,035	—	5,378	49,145	—
Separation and other start-up related expenses	—	26,887	—	—	—
Total expenses	$838,657	$872,072	$832,215	$640,156	$442,410
Operating income	$111,503	$104,072	$94,451	$11,715	$24,470
Gain (loss) on sale of investment properties	30,195	43,015	693	—	(589)
Other income (loss)	3,377	4,916	324	(1,113)	798
Interest expense	(48,113)	(50,816)	(57,427)	(52,792)	(45,061)
Loss on extinguishment of debt	(5,155)	(5,761)	(1,713)	—	—
Equity in losses and gain on consolidation of unconsolidated entity, net	—	—	4,216	(33)	(3,719)
Income (loss) before income taxes	$91,807	$95,426	$40,544	$(42,223)	$(24,101)
Income tax expense	(5,077)	(6,295)	(5,865)	(3,619)	(3,695)
Net income (loss) from continuing operations	$86,730	$89,131	$34,679	$(45,842)	$(27,796)
Net income (loss) from discontinued operations	—	(489)	75,120	(5,626)	(12,661)
Net income (loss)	$86,730	$88,642	$109,799	$(51,468)	$(40,457)
Non-controlling interests in consolidated entities (Note 5)	268	567	—	—	(5,689)
Non-controlling interests of common units in Operating Partnership (Note 1)	(1,143)	(451)	—	—	—
Less: Net income (loss) attributable to non-controlling interests	$(875)	$116	$—	$—	$(5,689)
Net income (loss) attributable to Company	$85,855	$88,758	$109,799	$(51,468)	$(46,146)
Distributions to preferred stockholders	—	(12)	—	—	—
Net income (loss) attributable to common stockholders	$85,855	$88,746	$109,799	$(51,468)	$(46,146)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Basic and diluted earnings per share:
Income from continuing operations available to common stockholders	$0.79	$0.79	$0.31	$(0.40)	$(0.30)
Income from discontinued operations available to common stockholders	—	—	0.66	(0.05)	(0.11)
Net income per share available to common stockholders	$0.79	$0.79	$0.97	$(0.45)	$(0.41)
Weighted average number of common shares (basic)	108,012,708	111,989,686	113,397,997	113,397,997	113,397,997
Weighted average number of common shares (diluted)	108,142,998	112,138,223	113,397,997	113,397,997	113,397,997
Selected Balance Sheet Data as of December 31,
Net investment properties, excluding assets held for sale(1)(2)	$2,443,589	$2,414,799	$2,449,260	$2,511,646	$2,646,392
Cash and cash equivalents	$216,054	$122,154	$163,053	$89,169	$65,004
Dividends declared on common stock	$118,898	$93,576	—	—	—
Total assets(1)(2)	$2,860,345	$3,005,944	$2,949,076	$3,756,658	$2,878,708
Total debt, excluding held for sale(1)(2)	$1,077,132	$1,094,536	$1,197,563	$1,280,220	$1,011,421
Total equity	$1,651,567	$1,743,358	$1,520,921	$1,818,255	$1,217,977
Other Financial Data:
Adjusted EBITDA(3)	$287,328	$293,010	$241,348	$165,476	$201,589
Adjusted FFO(3)	$238,252	$241,632	$182,732	$111,663	$116,171

(1)
As of December 31, 2015, excludes the assets held for sale and the liabilities associated with assets held for sale for the nine hotels sold during the year ended December 31, 2016. As of December 31, 2014, 2013 and 2012, these assets were included in net investment properties, total assets, and total debt.

(2)
As of December 31, 2014, excludes the assets held for sale and the liabilities associated with assets held for sale for the Hilton University of Florida Conference Center Gainesville and the Hyatt Regency Orange County. As December 31, 2013 and 2012, these assets were included in net investment properties, total assets, and total debt.

(3)
See "Non-GAAP Financial Measures" below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description and reconciliation of Adjusted EBITDA and Adjusted FFO attributable to common stock and unit holders and a description of how these performance measures are useful to investors as key supplemental measures of our operating performance.

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
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in premium full service, lifestyle and urban upscale hotels, with a focus on the Top 25 Markets as well as key leisure destinations in the U.S. As of December 31, 2016, we owned 42 hotels, 40 of which are wholly owned, comprising 10,911 rooms, across 20 states and the District of Columbia, including a majority interest in two hotels owned through two investments in real estate entities. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott ®, Kimpton ®, Hyatt ®, Aston ®, Fairmont ®, Hilton ®, and Loews ®, as well as leading independent management companies.
We plan to grow our business through a differentiated acquisition strategy, aggressive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected room revenue per available room ("RevPAR") growth with a focus on the Top 25 Markets as well as key leisure destinations. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities which best fit our investment criteria. We primarily own and pursue hotels in the premium full service, lifestyle and urban upscale hotel segments that are affiliated with premium leading brands, as we believe that these segments yield attractive risk-adjusted returns. Within these segments, we focus on hotels that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than hotels that are heavily dependent on conventions and group business.
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
We have made a joint election with InvenTrust under section 336(e) of the Code with respect to our spin-off from InvenTrust. As a result of that election, our tax basis in our assets has been stepped up to their fair market value as of the date of the spin-off.  The increased tax basis in our assets will increase the depreciation deductions we are allowed to claim over the useful life of these assets.

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
Separation from InvenTrust
As a result of the separation, we and InvenTrust operate separately, each as an independent company. In connection with and in order to effectuate the separation and distribution, we and InvenTrust entered into a Separation and Distribution Agreement. In addition, we entered into various other agreements with InvenTrust to effect the separation and provide a framework for our relationship with InvenTrust post-separation, such as a Transition Services Agreement and an Employee Matters Agreement. These agreements provided for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and governs certain relationships between us and InvenTrust after the separation. For more information regarding these agreements, see "Part III-Item 13. Certain Relationships and Related Transactions."
Market Outlook
The U.S. lodging industry exhibited modest growth fundamentals throughout 2016, indicating softening in the market. Lodging demand has historically exhibited a strong correlation to U.S. GDP growth, which continued to grow at a modest 1.6% during 2016 driven by business investment growth and a stronger labor force leading to the strengthening of the U.S. Dollar. Overall the U.S. economy has been negatively impacted by the global economy and other factors, such as continued turbulence in the energy markets, political changes in the U.S. and abroad, as well as potential health concerns impacting travel. For the full year 2016, industry RevPAR increased by a moderate 3.2%, which was primarily driven by ADR growth of 3.1% and a relatively flat occupancy increase of 0.1%. Increases in industry RevPAR are expected to continue at modest levels in 2017, as overall fundamentals between supply and demand are not as favorable compared to other periods during the current cycle. Supply growth is expected to outpace demand growth compared to historical levels, which could lead to the industry's first occupancy decline since the start of the current cycle and ADR growth is expected to slow compared to 2016.
Our strategy of targeting primarily the Top 25 Markets and key leisure destinations has proved to be beneficial as the majority of our markets do not see the same impact of the strengthening dollar, new supply and alternative rental accommodations as seen in other gateway markets. However, the Houston-area, where 11% of our rooms are concentrated, continues to be challenged due to weakness in corporate demand and new supply additions in the market. While these unfavorable trends in the Houston-area are expected to continue in 2017, we expect the negative impact on operations will be at a slower rate than in 2016. In December 2016, we reduced our exposure in the Houston-area by completing the sale of the 162-room Homewood Suites by Hilton Houston near the Galleria.
In 2017, we expect a decrease in earnings from the sale of nine hotels completed during 2016, however, we anticipate these sales to have an overall positive impact on key performance measures as these dispositions had average RevPAR significantly below the average for the remainder of our portfolio. We also expect some disruption in 2017 from renovations at existing properties as we have accelerated capital projects to enhance the quality of our portfolio while taking advantage of the current cycle. We will benefit from a full year of operating results from the acquisition of the Hotel Commonwealth in January 2016, the continued ramp up in operating income of the Grand Bohemian Hotel Charleston and Grand Bohemian Hotel Mountain Brook hotel developments that opened in the second half of 2015, and we expect favorable results driven by our specific property-level initiatives.
As noted above, the current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. or global economy, changes in travel patterns for business and leisure, and continued volatility in the energy markets. See "Part I-Item 1A. Risk Factors."

Significant Events
The following events were significant highlights during the year ended December 31, 2016:

•
In January 2016, the Company acquired the 245-room Hotel Commonwealth in Boston, Massachusetts for $136 million. The purchase was partially funded with a $125 million, seven-year term loan, at closing.

•	In January 2016, the Company obtained a $60 million, seven-year mortgage on the Hotel Palomar Philadelphia.

•
In February 2016 the Company sold the 248-room Hilton University of Florida Conference Center Gainesville in Gainesville, Florida for $36 million. Upon sale, the Company paid off the $27.8 million mortgage loan collateralized by the hotel.

•	In February 2016, the Company refinanced the $49 million mortgage on the Grand Bohemian Hotel Orlando with a new loan and obtained an additional $11 million in proceeds.

•	In April 2016, the Company sold the 220-room DoubleTree by Hilton in Washington DC for $65 million.

•	In May, the Company sold the 223-room Embassy Suites Baltimore North / Hunt Valley in Maryland for $20 million.

•
In June 2016, the Company sold the 287-room Marriott Atlanta Century Center / Emory Area in Atlanta, Georgia and the 226-room Hilton Phoenix Suites in Phoenix, Arizona for a combined price of $50.8 million.

•	In June, the Company elected its prepayment option on the Courtyard Pittsburgh Downtown mortgage loan and repaid the outstanding balance of $22.3 million.

•	In September 2016, the Company paid off the $97 million mortgage loan collateralized by the Renaissance Atlanta Waverly Hotel & Convention Center.

•
In October 2016, the Company paid off three mortgage loans, collateralized by Renaissance Austin Hotel, Courtyard Birmingham Downtown at UAB, and Marriott Griffin Gate Resort and Spa, which totaled $130 million.

•
In October 2016, the Company modified the loans collateralized by the Marriott Dallas City Center and the Hyatt Regency Santa Clara. The amendments resulted in $11 million and $30 million of additional proceeds, respectively, and extended the loan maturity dates to January 2022.

•
In 2016, the Company completed upgrades on the former Hyatt Key West Resort & Spa, which included the renovations of the Blue Mojito Bar, Jala Spa and the addition of two guest rooms. Following the expansive renovation, in November, the hotel was rebranded as a Hyatt Centric, part of Hyatt’s new lifestyle hotel concept.

•
In December 2016, the Company sold four hotels for an aggregate price of $118.5 million. This included the 195-room Hilton St. Louis Downtown at the Arch, the 148-room Hampton Inn & Suites Denver Downtown, the 178-room Hilton Garden Inn Chicago North Shore/Evanston, and 162-room Homewood Suites by Hilton Houston Near the Galleria.

•
For the year ended December 31, 2016, 4,966,763 shares had been repurchased under the Repurchase Program, at a weighted average price $14.89 per share for an aggregate purchase price of $74 million. As of December 31, 2016, the Company had approximately $101 million remaining under its share repurchase authorization.

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

•
General and administrative expenses - General and administrative expenses primarily consists of compensation expense for our corporate staff and personnel supporting our business, office administrative and related expenses, state sales and franchise taxes, legal and professional fees, and other corporate costs. Corporate costs directly associated with Xenia’s principal executive offices, personnel and other administrative costs are reflected as general and administrative expense on the combined consolidated financial statements. Additionally, prior to our spin-off in February 2015, InvenTrust allocated to Xenia a portion of corporate overhead costs incurred by InvenTrust which was based upon Xenia’s percentage share of the average invested assets of InvenTrust and was reflected in general and administrative expense. Upon our separation from InvenTrust, we were no longer allocated a portion of InvenTrust’s corporate overhead. We were a party to a Transition Services Agreement with InvenTrust, pursuant to which we were to be charged agreed-upon amounts for the corporate services we received. We discontinued the use of these services in the second quarter of 2015 and as a result we were no longer charged any amounts under such agreement.

•
Business management fee - During the years ended December 31, 2014 and 2013, InvenTrust paid an annual business management fee to the Business Manager based on the average invested assets. We were allocated a portion of the business management fee based upon our percentage share of the average invested assets of InvenTrust. On March 12, 2014, InvenTrust entered into the Self-Management Transactions. After the Self-Management Transactions, our management team and our other employees ceased to be employed by the Business Manager or one of its affiliates and became our employees. In connection with the Self-Management Transactions, InvenTrust agreed with the Business Manager to terminate the management agreement with the Business Manager, hire all of the Business Manager’s employees and acquire the assets or rights necessary to conduct the functions previously performed for InvenTrust by the Business Manager. The Self-Management Transactions resulted in a final business management fee incurred in January 2014. As a result, we were not allocated a business management fee after January 2014.

•
Pre-opening expenses - Pre-opening expenses are related to grand opening costs for ground-up development projects and are costs that are not capitalized. The Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook were completed and opened to the public in 2015.

•
Acquisition transaction costs - Acquisition transaction costs typically consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs will vary depending on our level of ongoing acquisition activity.

•
Provision for asset impairment - Our real estate, intangible assets and other long-lived assets are generally held for the long-term. We assess the carrying values of our long-lived assets and evaluate these assets for impairment as discussed in "Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions or other factors applicable to a specific property, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

•
Separation and other startup related expenses - We incurred expenses related to our spin-off from InvenTrust in 2015. This included fees paid to unrelated third parties, the listing of our common stock on the NYSE, costs related to the tender offer and other startup costs incurred while transitioning to a stand-alone, publicly traded company.

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

•
Demand and economic conditions - Consumer demand for lodging, especially business travel, is closely linked to the performance of the overall economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our hotel operations. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility. See "Part I-Item 1A. Risk Factors - Risks Relating to Our Business and Industry."

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

•
Competition - The lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodations for guests in each of their markets based on a number of factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation, and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. We believe that hotels, such as those in our portfolio, will enjoy the competitive advantages associated with operating under nationally recognized brands.

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
Critical Accounting Policies and Estimates
General
The preparation of combined consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the following policies critical because they require the most difficult, subjective and complex judgments and include estimates about matters that are inherently uncertain, involve various assumptions, require management judgment, and because they are important for understanding and evaluating our reported financial results. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our historical experiences and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. All of our significant accounting policies are disclosed in the notes to our combined consolidated financial statements in "Part IV. Exhibits and Financial Statements." The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

Investment in Hotel Properties
Upon acquisition, we allocate the purchase price of our hotel properties based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment and identifiable intangible assets or liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements assumed in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. We expense acquisition costs as incurred. All costs related to finding, analyzing and negotiating a transaction are expensed as incurred, whether or not the acquisition is completed.
The allocation of the purchase price to elements of our acquired hotel properties is an area that requires judgment and significant estimates. Therefore, the amounts allocated to acquired assets and liabilities could be materially different than if that transaction had occurred on a different date. At times estimates are determined based on limited data for comparable market transactions, such as discount rates used in the market or income valuation approach or the purchase involves land or a ground lease in a niche market. This could materially impact the allocation to identifiable assets and the related amortization over future periods if the value was assigned to another identifiable asset acquired.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance and interest costs are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. The Company also capitalizes project management salaries and benefits and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio.
Our investments in hotel properties are carried at cost and depreciated using the straight-line method over estimated useful lives of 30 years for buildings and improvements, and 5 to 15 years for site improvements and furniture, fixtures and equipment. Intangible assets arising from contractual arrangements are typically amortized over the remaining life of the contract. Renovations, improvements and/or replacements at the hotel properties that improve or extend the life of the assets are capitalized and depreciated over their estimated useful lives, while repairs and maintenance are expensed as incurred. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments. Cost capitalization and the estimate of useful lives requires us to make subjective assessments of our properties for the purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact our results of operations.
Assets Held for Sale and Dispositions
We will classify a hotel as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing or other contingencies exist, and the sale is expected to close within one year. If these criteria are met, we will suspend depreciation and amortization of the hotel property and an impairment loss (if any), will be recognized if the fair value less costs to sell is lower than the carrying amount of the hotel. We will classify the loss, together with the related operating results, in continuing operations on the statements of operations and comprehensive income unless the sale represents a strategic shift and has, or will have, a major effect on the entity’s results and operations, in which case it will be presented as discontinued operations, and we will classify the assets and related liabilities as held for sale on the balance sheet. The fair value of the assets and liabilities held for sale could change if the sales agreement is amended prior to completing the closing conditions, and at times may lead to impairment or additional impairment that could be material to the financial statements.
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
If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so or the amount of such charges may be inaccurate.
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
Income Taxes
The Company has elected to be taxed as, and has operated in a manner that we believe will allow the Company to continue to qualify as, a REIT for federal income tax purposes. So long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status during the four years following the failure. Even if the Company continues to qualify for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
To maintain our qualification as a REIT, the Company cannot operate or manage its hotels. Accordingly, the Company, through its Operating Partnership, leases all of its hotels to subsidiaries of its TRS. The TRS is subject to federal, state and local income tax at regular corporate rates. Lease revenues at the Operating Partnership subsidiary landlords and lease expense from the TRS lessees are eliminated in consolidation for financial statement purposes.
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
Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income and tax-planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s analysis in determining the deferred tax asset valuation allowance involves management judgment and assumptions. Management evaluates the realizability of deferred tax assets quarterly by re-assessing the need for a valuation allowance.
Income tax expense in the combined consolidated financial statements for the period from January 1, 2015 through February 3, 2015 and for the year ended December 31, 2014 and 2013 was calculated on a "carve-out" basis from InvenTrust.
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, performance units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve parity with other Operating Partnership units or achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying combined consolidated statements of operations and comprehensive income and capitalized in building and other improvements in the consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.

Results of Operations
Overview
Our total portfolio RevPAR, which includes the results of hotels that were sold or acquired during the respective periods presented, increased 4.7% to $149.32 for the year ended December 31, 2016 compared to $142.59, for the year ended December 31, 2015. The increase in our total portfolio RevPAR during 2016 was partially driven by the moderate pricing increase in the overall US lodging industry but was primarily attributable to changes in our portfolio mix.  During the second half of 2015, we acquired three high-quality hotels, opened two hotels that we developed and own through two consolidated real estate entities and sold one hotel property. During 2016, we acquired one hotel and completed the disposition of nine hotels with an average RevPAR significantly below the remainder of our portfolio, which also contributed to increases in the overall portfolio metrics. The total portfolio RevPAR for the year ended December 31, 2016 was negatively impacted by the continued declines in our Houston-area hotels attributable to the volatile energy markets which led to weakness in corporate demand and new supply additions in the market. On average our Houston-area hotels had an average decrease in RevPAR of 17.5% for the year ended December 31, 2016 compared to 2015, which was driven by a 7.7% decrease in ADR and an 800 basis point decline in occupancy.
Net income attributable to common stock and unit holders decreased 3.3% for the year ended December 31, 2016 compared to 2015, primarily attributable to a larger gain on sale of investment properties offset by one-time separation and other start-up related expenses incurred during 2015 as part of our spin-off to a stand-alone publicly traded company. This was also offset by a $10 million provision for asset impairment incurred during 2016. Adjusted EBITDA attributable to common stock and unit holders for the year ended December 31, 2016 decreased 1.9% compared to 2015 and Adjusted FFO attributable to common stock and unit holders decreased 1.4% for the year ended December 31, 2016, compared to 2015, which was primarily due to changes in our portfolio mix. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of non-GAAP measures to net income attributable to common stock and unit holders.
As of December 31, 2016, the Company owned 42 lodging properties, 40 of which were wholly owned, with a total of 10,911 rooms. As of December 31, 2015, the Company owned 50 lodging properties, 48 of which were wholly owned, with a total of 12,548 rooms. As of December 31, 2014, the Company owned 48 lodging properties, 46 of which were wholly owned, with 12,636 rooms. The remaining two hotels, for all periods presented, are owned through individual investments in real estate entities in which the Company has a 75% ownership interest in each investment. These two hotels include the Grand Bohemian Hotel Charleston, which opened on August 27, 2015, and the Grand Bohemian Hotel Mountain Brook, which opened on October 22, 2015.
On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, we oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift pursuant to ASU No. 2014-08 and had a major impact on our consolidated financial statements; therefore, the operations of these 52 hotels are reflected as discontinued operations in the consolidated statements of operations and comprehensive income for the years ended December 31, 2016, 2015 and 2014.

The following represents the disposition details for the properties sold in the years ended December 31, 2016, 2015, and 2014 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price
Hilton University of Florida Conference Center Gainesville(1)	02/2016	248	$36,000
DoubleTree by Hilton Washington DC(1)(2)	04/2016	220	65,000
Embassy Suites Baltimore North/Hunt Valley(1)(2)	05/2016	223	20,000
Marriott Atlanta Century Center/Emory Area & Hilton Phoenix Suites(1)(2)(3)	06/2016	513	50,750
Hilton St. Louis Downtown at the Arch(1)	12/2016	195	21,500
Hampton Inn & Suites Denver Downtown, Hilton Garden Inn Chicago North Shore/Evanston, and Homewood Suites by Hilton Houston Near the Galleria(1)(3)	12/2016	488	97,000
Total for the year ended December 31, 2016		1,887	290,250

Hyatt Regency Orange County(1)	10/2015	656	137,000
Total for the year ended December 31, 2015		656	$137,000

Crowne Plaza Charleston Airport - Convention Center(1)(2)	05/2014	166	13,250
DoubleTree Suites Atlanta Galleria(1)(2)	08/2014	154	12,600
Suburban Select Service Portfolio - 52 properties(4)	11/2014	6,976	1,071,000
Holiday Inn Secaucus Meadowlands(1)	12/2014	161	4,600
Total for the year ended December 31, 2014		7,457	$1,101,450

(1)	Included in net income from continuing operations in the combined consolidated statements of operations and comprehensive income for the periods of ownership.

(2)
As part of the disposition of the hotel, the Company recognized a provision for asset impairment on the statement of operations and comprehensive income in the consolidated financial statements during the respective years ended December 31, 2016 and 2014.

(3)	The hotels were sold as part of a portfolio sales agreement.

(4)	Included in net income (loss) from discontinued operations in the combined consolidated statements of operations and comprehensive income for the periods of ownership.
The following represents our acquisitions activity for the years ended December 31, 2016, 2015, and 2014 (in thousands, except rooms):

Property	Location	Date	No. of Rooms		Purchase Price
Hotel Commonwealth	Boston, MA	01/2016	245		$136,000
Total purchased in the year ended December 31, 2016			245		$136,000

Canary Santa Barbara(1)	Santa Barbara, CA	07/2015	97		$80,000
Hotel Palomar Philadelphia(1)	Philadelphia, PA	07/2015	230		100,000
RiverPlace Hotel(1)	Portland, OR	07/2015	84		65,000
Total purchased in the year ended December 31, 2015			411		$245,000

Aston Waikiki Beach Hotel	Honolulu, HI	02/2014	645		$183,000
Key West Bottling Court	Key West, FL	11/2014	—	(2)	7,400
Total purchased in the year ended December 31, 2014			645		$190,400

(1)	The hotel was acquired as part of a portfolio acquisition. Therefore, the property level purchase price was an allocation of the total purchase price for the portfolio acquired.

(2)	This is a retail building adjacent to our Hyatt Centric Key West Resort & Spa hotel, a portion of which is used for office space and a portion of which is leased to third party tenants.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Variance
Number of properties at January 1	50	46	8.7%
Properties acquired or added to portfolio upon completion of construction(1)	1	5	(80.0)%
Properties disposed	(9)	(1)	800.0%
Number of properties at December 31	42	50	(16.0)%
Number of rooms at January 1	12,548	12,636	(0.7)%
Rooms in properties acquired or added to portfolio upon completion of construction(1)(2)	250	568	(56.0)%
Rooms in properties disposed	(1,887)	(656)	187.7%
Number of rooms at December 31	10,911	12,548	(13.0)%

Portfolio Statistics:
Occupancy(1)(3)(4)	75.6%	76.2%	(60) bps
ADR(1)(3)(4)	$197.44	$187.04	5.6%
RevPAR(1)(3)(4)	$149.32	$142.59	4.7%
Hotel operating income (in thousands)(5)	$357,823	$365,902	(2.2)%

(1)
The results for the year ended December 31, 2015, include the consolidated operating results of the Grand Bohemian Hotel Charleston that opened on August 27, 2015 and the Grand Bohemian Hotel Mountain Brook that opened on October 22, 2015.

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

(4)	Does not include hotel statistics for hotel dispositions classified as discontinued operations.

(5)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2016	2015	Increase / (Decrease)	Variance
Revenues:
Room revenues	$653,944	$663,224	$(9,280)	(1.4)%
Food and beverage revenues	246,479	259,036	(12,557)	(4.8)%
Other revenues	49,737	53,884	(4,147)	(7.7)%
Total revenues	$950,160	$976,144	$(25,984)	(2.7)%
Room revenues
Our portfolio composition has evolved during 2016 compared to 2015, which was primarily due to the acquisition and disposition transactions that we have executed. The Company disposed of ten hotels from October 2015 to December 2016. The disposed hotels were at the lower end of our portfolio with a substantial discount in RevPAR and lower growth expectations compared to the remainder of our portfolio, and required near-term capital expenditures. We also completed the acquisition of four hotels from July 2015 to January 2016, all of which had an average RevPAR at the higher end of our portfolio during 2016. Additionally, in the second half of 2015, we opened two ground-up hotel developments that were in the process of stabilizing during 2016.
Room revenues decreased by $9.3 million, or 1.4%, to $653.9 million for the year ended December 31, 2016 from $663.2 million for the year ended December 31, 2015, of which $56.7 million was attributed to the disposition of ten hotels since

October 2015, $11.2 million was attributed to our three Houston-area hotels that have been negatively impacted by the volatility in the energy markets and new supply and $0.2 million was attributed to the remainder of our portfolio. These decreases were offset by increases of $48.5 million contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. An additional net increase of $10.3 million was contributed by several of our California hotels that were positively impacted by increased business levels resulting from their recent renovations, which was partially offset by renovation disruption at the Marriott Napa Valley Hotel & Spa during the first half of this year.
Food and beverage revenues
Food and beverage revenues decreased by $12.6 million, or 4.8%, to $246.5 million for the year ended December 31, 2016 from $259.0 million for the year ended December 31, 2015, of which $22.1 million was attributed to the disposition of ten hotels since October 2015 and $4.5 million attributed to our three Houston-area hotels. The remainder of the portfolio was down $5.9 million compared to 2015, which was attributed to renovation disruption in the first half of 2016 at Marriott Napa Valley Hotel & Spa, the City of Santa Clara imposed moratorium on selling convention center space during 2015, which led to soft banquet and catering demand, and less citywide compression in certain markets, including New Orleans and Chicago. These decreases were offset by increases of $19.9 million contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015.
Other revenues
Other revenues decreased by $4.1 million, or 7.7%, to $49.7 million for the year ended December 31, 2016 from $53.9 million for the year ended December 31, 2015, of which $3.1 million of the decrease was attributable to the disposition of ten hotels since October 2015, $2.0 million was attributed to our Houston-area hotels and an overall net decrease of $2.0 million attributed to the remainder of our portfolio. These decreases were offset by an increase of $3.0 million contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	Increase / (Decrease)	Variance
Hotel operating expenses:
Room expenses	$146,050	$148,492	$(2,442)	(1.6)%
Food and beverage expenses	161,699	167,840	(6,141)	(3.7)%
Other direct expenses	12,848	17,984	(5,136)	(28.6)%
Other indirect expenses	224,135	226,108	(1,973)	(0.9)%
Management and franchise fees	47,605	49,818	(2,213)	(4.4)%
Total hotel operating expenses	$592,337	$610,242	$(17,905)	(2.9)%
Total hotel operating expenses
Total hotel operating expenses decreased $17.9 million, or 2.9%, to $592.3 million for the year ended December 31, 2016 from $610.2 million for the year ended December 31, 2015, of which $8.7 million was attributable to renovation disruption at the Marriott Napa Valley Hotel & Spa in the first half of this year and the Houston-area hotels as well as an overall net decrease of $3.0 million attributable to the remainder of our portfolio. Additional decreases of $55.2 million were attributed to the disposition of ten hotels since October 2015. These decreases were offset by increases of $45.1 million primarily attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. An additional $3.9 million of increases was attributable to several of our California hotels that were positively impacted by increased business levels resulting from their recent renovations, particularly as compared to the first half of 2015 when business was impacted by the disruption created by the renovations.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	Increase / (Decrease)	Variance
Depreciation and amortization	$152,418	$148,009	$4,409	3.0%
Real estate taxes, personal property taxes and insurance	46,248	49,717	(3,469)	(7.0)%
Ground lease expense	5,447	5,204	243	4.7%
General and administrative expenses	32,018	25,556	6,462	25.3%
Acquisition transaction costs	154	5,046	(4,892)	(96.9)%
Pre-opening expenses	—	1,411	(1,411)	(100.0)%
Provision for asset impairment	10,035	—	10,035	100.0%
Separation and other start-up related expenses	—	26,887	(26,887)	(100.0)%
Total corporate and other expenses	$246,320	$261,830	$(15,510)	(5.9)%
Depreciation and amortization
Depreciation and amortization expense increased $4.4 million, or 3.0%, to $152.4 million for the year ended December 31, 2016 from $148.0 million for the year ended December 31, 2015, of which $13.8 million of the increase was attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. The remaining $2.1 million increase is the result of capital expenditures to improve our properties. These increases were offset by decreases of $11.5 million attributed to the sale of ten hotels since October 2015.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $3.5 million, or 7.0%, to $46.2 million for the year ended December 31, 2016 from $49.7 million for the year ended December 31, 2015, of which $3.9 million was attributable to the sale of ten hotels since October 2015 offset by $3.1 million in increases from the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015, and the three hotels acquired in July 2015. The remaining decrease of $2.7 million was primarily attributable to a decrease in real estate taxes as a result of tax appeals and refunds and from property and casualty insurance for the remainder of our hotel portfolio.
Ground lease expense
Ground lease expense increased $0.2 million, or 4.7%, to $5.4 million for the year ended December 31, 2016 from $5.2 million for the year ended December 31, 2015, primarily attributable to the acquisition of the Hotel Commonwealth, which is subject to a ground lease, in January 2016, offset by the disposition of two hotels with ground leases later in 2016.
General and administrative expenses
General and administrative expenses increased $6.5 million, or 25.3%, to $32.0 million for the year ended December 31, 2016 from $25.6 million for the year ended December 31, 2015, of which $3.1 million of the increase was primarily attributable to non-recurring management transition and severance costs incurred during the first quarter of 2016. The remaining increase was primarily due to salaries, stock compensation and employment related expenses as well as costs related to the corporate office space leased in 2016.
Acquisition transaction costs
Acquisition transaction costs were $0.2 million during the year ended December 31, 2016. Typically, acquisition transaction costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity. The primary decrease during the year ended December 31, 2016 was attributable to the acquisition of three hotels in 2015 compared to one hotel in 2016.
Pre-opening expense
Pre-opening expenses were $1.4 million during the year ended December 31, 2015, which related to opening costs for our two development projects, the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook, which opened to the public in August and October 2015, respectively.

Provision for asset impairment
During the year ended December 31, 2016, a provision for asset impairment of $10.0 million was recorded on three hotels which were identified to have a reduction in their expected hold period when they met the held for sale criteria, and were written down to their estimated fair value, less costs to sell. The hotels were subsequently sold in April, May and June 2016, respectively. There were no asset impairments recorded for the year ended December 31, 2015.
Separation and other start-up related expenses
The $26.9 million in separation and other start-up related expenses for the year ended December 31, 2015 related to fees paid to unrelated third parties attributable to one-time costs incurred related to our spin-off from InvenTrust, the listing of our Common Stock on the NYSE, costs related to start-up costs incurred while transitioning to a stand-alone, publicly-traded company and costs related to the repurchase of shares of our Common Stock in a modified “Dutch Auction” self-tender offer (the “Tender Offer”) that commenced in conjunction with the listing of the Company's Common Stock on the NYSE.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain on sale of investment properties	$30,195	$43,015	$(12,820)	(29.8)%
Other income	3,377	4,916	(1,539)	(31.3)%
Interest expense	(48,113)	(50,816)	2,703	5.3%
Loss on extinguishment of debt	(5,155)	(5,761)	606	10.5%
Income tax expense	(5,077)	(6,295)	1,218	19.3%
Net income (loss) from discontinued operations	—	(489)	489	100.0%
Gain on sale of investment properties
The gain on sale of investment properties for the year ended December 31, 2016 was primarily related to the sale of one hotel in February, one hotel sold in June 2016, and four hotels sold in the fourth quarter of 2016. The gain for the year ended December 31, 2015 was from the sale of one hotel in October 2015.
Other income
Other income decreased $1.5 million, or 31.3%, for the year ended December 31, 2016, which was primarily attributable to the $4.8 million involuntary loss and business interruption insurance recoveries for the August 2014 Napa earthquake that was received in 2015, management termination fees net of guaranty income of $0.2 million and the write-off of intangibles assets of $0.3 million. The 2015 non-recurring recovery income and expenses were offset by $1.9 million received during the year ended December 31, 2016 for settlement of contested hotel expenses and $0.9 million for a favorable settlement of a real estate tax appeal related to a hotel that was sold prior to our spin-off.
Interest expense
Interest expense decreased $2.7 million, or 5.3%, to $48.1 million for the year ended December 31, 2016 from $50.8 million for the year ended December 31, 2015, which was attributable to repayments of debt during the year resulting in a lower weighted average interest rate of 3.24% at December 31, 2016 compared to 3.51% at December 31, 2015.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased by $0.6 million, or 10.5%, to $5.2 million for the year ended December 31, 2016 from $5.8 million for the year ended December 31, 2015. During the year ended December 31, 2016, the Company elected the early repayment option under the terms of two loans and incurred termination penalties and wrote-off the remaining unamortized loan costs for the repayment of seven loans in 2016. During the year ended December 31, 2015, the loss on extinguishment of debt was primarily the result of the prepayment penalties and other costs associated with the repayment of seven mortgage loans.

Income tax expense
Income tax expense decreased $1.2 million, or 19.3%, to $5.1 million for the year ended December 31, 2016 from $6.3 million for the year ended December 31, 2015. This decrease was primarily attributable to the $1.9 million income tax expense associated with transferring a hotel between entities in connection with electing REIT status offset by the utilization of federal net operating loss ("NOL") carry forwards in 2015. These NOLs were fully utilized during 2015 and were no longer available to offset current taxable income in 2016.
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
Operating information

	Year Ended December 31,
	2015	2014	Variance
Number of properties at January 1	46	48	(4.2)%
Properties acquired	5	1	400.0%
Properties disposed	(1)	(3)	(66.7)%
Number of properties at December 31	50	46	8.7%
Number of rooms at January 1	12,636	12,472	1.3%
Rooms in properties acquired	568	645	(11.9)%
Rooms in properties disposed	(656)	(481)	36.4%
Number of rooms at December 31	12,548	12,636	(0.7)%

Portfolio Statistics:
Occupancy (1)(2)	76.2%	76.2%	—%
Average Daily Rate (ADR) (1)(2)	$187.04	$176.80	5.8%
Revenue Per Available Room (RevPAR) (1)(2)	$142.59	$134.73	5.8%
Hotel operating income (in thousands) (3)	$365,902	$333,363	9.8%

(1)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition. Reflects a January 1 to December 31 fiscal calendar year for all hotels, including those operated by Marriott.

(2)	Does not include hotel statistics for hotel dispositions classified as discontinued operations.

(3)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues consists of room, food and beverage, and other departmental revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2015	2014	Increase/(Decrease)	Variance
Revenues:
Room revenues	$663,224	$631,901	$31,323	5.0%
Food and beverage revenues	259,036	235,066	23,970	10.2%
Other revenues	53,884	59,699	(5,815)	(9.7)%
Total revenues	$976,144	$926,666	$49,478	5.3%
Room revenues
Room revenues increased by $31.3 million, or 5.0%, to $663.2 million for the year ended December 31, 2015 from $631.9 million for the year ended December 31, 2014, of which $2.9 million was contributed by Aston Waikiki Beach Hotel acquired in February 2014, $16.3 million was contributed by the three hotels acquired in July 2015, $12.4 million was contributed by five of our hotel properties in California driven by completed renovations and higher revenue in the fourth quarter compared to prior year that was negatively impacted by the August 2014 Napa earthquake and $2.1 million was contributed by the two hotel developments that began operations in the third and fourth quarter of 2015. A net increase of $21.4 million was contributed by our remaining 35 comparable hotels that were owned during the year ended December 31, 2016 and 2014, attributable to a 4.6% improvement in RevPAR driven by a 3.9% increase in ADR. These increases were offset by a reduction in revenue of $15.4 million related to three properties disposed of in 2014 and one property disposed of in October 2015 and $4.3 million attributed to four of our hotel properties in the Houston market that were negatively impacted by the continued volatility of the energy market during the year. Our transition to the Eleventh Revised Edition of USALI in the first quarter of 2015 resulted in $4.1 million of resort fees being recorded in other revenues rather than room revenues during the year ended December 31, 2014, of which $3.3 million was attributable to the Aston Waikiki Beach Hotel.
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
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	Increase/(Decrease)	Variance
Hotel operating expenses:
Room expenses	$148,492	$140,128	$8,364	6.0%
Food and beverage expenses	167,840	158,243	9,597	6.1%
Other direct expenses	17,984	28,556	(10,572)	(37.0)%
Other indirect expenses	226,108	214,272	11,836	5.5%
Management fees	49,818	52,104	(2,286)	(4.4)%
Total hotel operating expenses	$610,242	$593,303	$16,939	2.9%
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

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	Increase/(Decrease)	Variance
Depreciation and amortization	$148,009	$141,807	$6,202	4.4%
Real estate taxes, personal property taxes and insurance	49,717	44,625	5,092	11.4%
Ground lease expense	5,204	5,541	(337)	(6.1)%
General and administrative expenses	25,556	38,895	(13,339)	(34.3)%
Business management fees	—	1,474	(1,474)	(100.0)%
Acquisition transaction costs	5,046	1,192	3,854	323.3%
Pre-opening expenses	1,411	—	1,411	100.0%
Provision for asset impairment	—	5,378	(5,378)	(100.0)%
Separation and other start-up related expenses	26,887	—	26,887	100.0%
Total corporate and other expenses	$261,830	$238,912	$22,918	9.6%
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

Acquisition transaction costs
Acquisition transaction costs were $5.0 million during the year ended December 31, 2015, primarily related to the three hotels acquired in July 2015. Typically, acquisition transaction costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity.
Pre-opening expense
Pre-opening expenses were $1.4 million during the year ended December 31, 2015, which related to opening costs for our two development projects, the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook, which opened to the public in August and October 2015, respectively.
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
Results of Non-Operating Income and Expenses
Hotel non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	Increase/(Decrease)	Variance
Gain on sale of investment properties	$43,015	$693	$42,322	6,107.1%
Other income	4,916	324	4,592	1,417.3%
Interest expense	(50,816)	(57,427)	6,611	11.5%
Loss on extinguishment of debt	(5,761)	(1,713)	(4,048)	(236.3)%
Equity in losses and gain on consolidation of unconsolidated entity, net	—	4,216	(4,216)	(100.0)%
Income tax expense	(6,295)	(5,865)	430	(7.3)%
Net income (loss) from discontinued operations	(489)	75,120	(75,609)	(100.7)%
Gain on sale of investment properties
Gain on sale of investment properties for the year ended December 31, 2014 was related to the sale of three hotels in 2014 that were included in continuing operations. The gain on sale for the year ended December 31, 2015 related to the sale of the Hyatt Regency Orange County in October 2015.
Other income
Other income increased $4.6 million, or 1,417.3%, to $4.9 million for the year ended December 31, 2015 from $0.3 million for the year ended December 31, 2014, which was primarily attributable to the involuntary loss and business interruption insurance recovery income of $3.9 million, which is net of hotel related expenses.
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
Equity in losses and gain on consolidation of unconsolidated entity, net
Equity in losses and gain on consolidation of unconsolidated entity, net decreased $4.2 million to $0, for the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2014, the Company bought out its partner's interest in an unconsolidated entity that owned one hotel property, and began consolidating the operating results of the hotel resulting in a gain of $4.5 million upon consolidation of the related assets and liabilities, which was offset by $0.3 million representing the Company's share of equity in losses prior to the buyout of the remaining partner's interest. The respective hotel property was later sold as part of the Suburban Select Service Portfolio. We had no investments in unconsolidated entities as of and for the year ended December 31, 2015.
Income tax expense
Income tax expense increased $0.4 million, or 7.3%, to $6.3 million for the year ended December 31, 2015 from $5.9 million allocated from InvenTrust for the year ended December 31, 2014, which includes taxes on a taxable gain of $1.9 million on the transfer of a hotel to a more optimal ownership structure in connection with the Company’s intention to elect to be taxed as a REIT.
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

We further adjust EBITDA for certain additional items such as hotel property acquisitions and pursuit costs, amortization of share-based compensation, equity investment adjustments, the cumulative effect of changes in accounting principles, impairment of real estate assets, operating results from properties sold and other items we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe Adjusted EBITDA provides investors with another performance measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for unconsolidated partnerships and consolidated variable interest entities, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to all common stock and Operating Partnership units.
We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO such as hotel property acquisition and pursuit costs, amortization of debt origination costs and share-based compensation, operating results from properties that are sold and other items we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA attributable to common stock and unit holders for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$86,730	$88,642	$109,799
Adjustments:
Interest expense	48,113	50,816	57,427
Interest expense from unconsolidated entity	—	—	31
Interest expense from discontinued operations(1)	—	—	28,299
Income tax expense	5,077	6,295	5,865
Income tax expense related to discontinued operations(1)	—	—	4,566
Depreciation and amortization related to investment properties	152,274	148,009	141,807
Depreciation and amortization related to investment in unconsolidated entity	—	—	100
Depreciation and amortization of discontinued operations(1)	—	—	35,864
Non-controlling interests in consolidated real estate entities	268	567	—
Adjustments related to non-controlling interests in consolidated real estate entities	(1,259)	(270)	—
EBITDA attributable to common stock and unit holders	$291,203	$294,059	$383,758
Reconciliation to Adjusted EBITDA
Impairment of investment properties	10,035	—	5,378
Gain on sale of investment property	(30,195)	(43,015)	(693)
Gain on sale of investment property related to discontinued operations(1)	—	—	(135,692)
Loss on extinguishment of debt	5,155	5,761	1,713
Loss on extinguishment of debt related to discontinued operations(1)	—	—	65,391
Gain on consolidation of investment in unconsolidated entity	—	—	(4,509)
Acquisition transaction costs	154	5,046	1,192
Amortization of share-based compensation expense	8,968	6,102	—
Amortization of above and below market ground leases and straight-line rent expense	955	380	265
Pre-opening expenses(2)	—	1,411	—
Adjustments related to non-controlling interests pre-opening expense(2)	—	(353)	—
Management termination fees net of guaranty income(3)	—	212	—
Business interruption insurance recoveries, net(4)	—	(3,884)	—
EBITDA adjustment for hotels sold prior to spin-off(5)	(938)	404	(75,455)
Management transition and severance expenses	1,991	—	—
Other non-recurring expenses(6)	—	26,887	—
Adjusted EBITDA attributable to common stock and unit holders(7)	$287,328	$293,010	$241,348

(1)
On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our combined consolidated financial statements; therefore, the operations of these 52 hotels are reflected as discontinued operations on the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2015 and 2014.

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

(5)	The adjustment excludes the results of hotels disposed of in 2014 prior to the Company's separation from its former parent, which includes the Suburban

Select Service Portfolio, the Crowne Plaza Charleston Airport - Convention Center, the DoubleTree Suites Atlanta Galleria, and the Holiday Inn Secaucus Meadowlands. During the year ended December 31, 2016, the Company received property tax refunds for the Holiday Inn Secaucus Meadowlands that resulted from appeals that had been in process at the time of our spin-off.

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

(7)
Net debt to Adjusted EBITDA is defined as (i) the total principal balance of debt as of December 31, 2016, which is $1.1 billion per Note 8 of the combined consolidated financial statements included in "Part IV - Item 15. Exhibits and Financial Statements," (ii) less, cash and cash equivalents of $216.1 million as of December 31, 2016, (iii) divided by Adjusted EBITDA attributable to common stock and unit holders of $287.3 million for the year ended December 31, 2016, which equals 3.1x.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$86,730	$88,642	$109,799
Adjustments:
Depreciation and amortization related to investment properties	152,274	148,009	141,807
Depreciation and amortization related to investment in unconsolidated entity	—	—	100
Depreciation and amortization of discontinued operations(1)	—	—	35,864
Impairment of investment property	10,035	—	5,378
Gain on sale of investment property	(30,195)	(43,015)	(693)
Gain on sale of investment property related to discontinued operations(1)	—	—	(135,692)
Gain on consolidation of investment in unconsolidated entity	—	—	(4,509)
Non-controlling interests in consolidated real estate entities	268	567	—
Adjustments related to non-controlling interests in consolidated real estate entities	(897)	(197)	—
FFO attributable to the Company	$218,215	$194,006	$152,054
Distribution to preferred shareholders	—	(12)	—
FFO attributable to common stock and unit holders	$218,215	$193,994	$152,054
Reconciliation to Adjusted FFO
Loss on extinguishment of debt	5,155	5,761	1,713
Loss on extinguishment of debt related to discontinued operations(1)	—	—	65,391
Acquisition transaction costs	154	5,046	1,192
Loan related costs(2)	3,767	3,775	4,462
Adjustment related to non-controlling interests loan related costs	(15)	(3)	—
Amortization of share-based compensation expense	8,968	6,102	—
Amortization of above and below market ground leases and straight-line rent expense	955	380	265
Pre-opening expenses	—	1,411	—
Adjustments related to non-controlling interests pre-opening expense(3)	—	(353)	—
Management termination fees net of guaranty income(4)	—	212	—
Income tax related to restructuring(5)	—	1,900	—
Business interruption proceeds net of hotel related expenses(6)	—	(3,884)	—
FFO adjustment for hotels sold prior to spin-off(7)	(938)	404	(42,345)
Management transition and severance expenses	1,991	—	—
Other non-recurring expenses (8)	—	26,887	—
Adjusted FFO attributable to common stock and unit holders	$238,252	$241,632	$182,732

(1)
On November 17, 2014, InvenTrust sold the Suburban Select Service Portfolio for an aggregate gross disposition price of $1.1 billion. Prior to the sale transaction, the Company oversaw the Suburban Select Service Portfolio. This sale reflected a strategic shift and had a major impact on our combined consolidated financial statements; therefore, the operations of these 52 hotels are reflected as discontinued operations on the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2015 and 2014.

(2)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(3)
For the year ended December 31, 2015, the pre-opening expenses related to the Grand Bohemian Hotel Charleston and Grand Bohemian Hotel Mountain Brook, which opened in August and October 2015, respectively.

(4)
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

(5)
For the year ended December 31, 2015, the Company recognized income tax expense of $6.3 million, of which $1.9 million related to a gain on the transfer of a hotel between legal entities resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT.

(6)
The business interruption insurance recovery for 2014 received during the year ended December 31, 2015 was $3.9 million, which is net of $1.8 million of hotel related expenses attributable to those hotels impacted by the August 2014 Napa Earthquake.

(7)
The adjustment excludes the results of hotels disposed of in 2014 prior to the Company's separation from its former parent, which includes the Suburban Select Service Portfolio, the Crowne Plaza Charleston Airport - Convention Center, the DoubleTree Suites Atlanta Galleria, and the Holiday Inn Secaucus Meadowlands. During the year ended December 31, 2016, the Company received property tax refunds for the Holiday Inn Secaucus Meadowlands that resulted from appeals that had been in process at the time of our spin-off.

(8)
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
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flows from operations, borrowings under our unsecured revolving credit facility and the ability to refinance or extend our maturing debt as or before it comes due. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
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
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In December 2015, the Company’s Board of Directors authorized a share repurchase program pursuant to which the Board authorized us to purchase up to $100 million of the Company’s outstanding common stock, par value $0.01, per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common shares. This repurchase program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares.
For the fourth quarter and the year ended December 31, 2016, 500,715 and 4,966,763 shares had been repurchased under the Repurchase Program, at a weighted average price of $15.41 and $14.89, respectively, per share, for an aggregate purchase price of $74.0 million. As of December 31, 2016, the Company had approximately $101.0 million remaining under its share repurchase authorization.
As of December 31, 2016, we had $216.1 million of consolidated cash and cash equivalents and $71.0 million of restricted cash and escrows. The restricted cash as of December 31, 2016 primarily consists of $58.6 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $3.6 million for real estate taxes and insurance escrows, $5.5 million in disposition related escrows, and $3.3 million capital spending reserves.
Credit facility
Effective February 3, 2015, we entered into a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million. The initial maturity of the revolving credit facility is February 2019, with a one-year extension option. As of December 31, 2016, we did not have any outstanding balance under the revolving credit facility.
Interest is paid on the periodic advances under the unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. Our credit facility requires an unused commitment fee of 0.30% on the unused portion of the available borrowing amount, which totaled approximately $1.2 million for the year ended December 31, 2016. The facility also contains customary covenants and restrictions for similar type facilities and, as of December 31, 2016, we were in compliance with these requirements.
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
Additionally, in October 2015, the Company executed a $125 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in October 2022. In December 2015, the Company entered into swap agreements to fix LIBOR at 1.83% for the entire term of the loan. The $125 million unsecured term loan was funded in January 2016 in connection with the acquisition of the Hotel Commonwealth.
Additionally, in January 2016, the Company obtained a $60 million mortgage loan for the Hotel Palomar Philadelphia with an interest rate of LIBOR plus 260 basis points and maturing in January 2023. Simultaneously with the closing of the mortgage, the Company entered into an interest rate swap to fix the interest rate at 4.14% for the remaining term of the loan.
In February 2016, we refinanced the Grand Bohemian Hotel Orlando mortgage loan with a new loan with a fixed interest rate of 4.53% and a March 2026 maturity. Additional proceeds of approximately $11 million were received under the refinanced terms of the mortgage, which increased the principal of the loan from approximately $49 million to $60 million.
In June 2016, the Company exercised its prepayment option on the Courtyard Pittsburgh Downtown mortgage loan and repaid the outstanding balance of $22.3 million.
In August 2016, the Company entered into an interest rate swap agreement for the entire $41.0 million mortgage loan for Hotel

Monaco Denver to fix the interest rate at 2.98% for the entire term of the loan.
Also in August 2016, the Company entered into an interest rate swap agreement for the entire $38.0 million mortgage loan for Andaz Napa to fix the interest rate at 2.99% for the remaining term of the loan.
In September 2016, the Company paid off the $97 million mortgage loan collateralized by the Renaissance Atlanta Waverly Hotel & Convention Center.
In October 2016, the Company elected its prepayment option under the terms of three hotel mortgage loans, including the Renaissance Austin Hotel, the Courtyard Birmingham Downtown at UAB and the Marriott Griffin Gate Resort & Spa, each of which had maturities in either 2016 or 2017, and repaid the outstanding balances and accrued interest totaling $130.7 million. Also in October, the Company modified two mortgage loans, which resulted in $41 million of additional proceeds, and extended the maturity dates of the loan through January 2022.
During the year ended December 31, 2016, the Company paid off hotel mortgage debt totaling $276.9 million with proceeds from asset sales and cash on hand. As of December 31, 2016, the remaining hotel level mortgage debt was $783.8 million, and had a weighted average interest rate of 3.31% and a weighted average debt maturity of 4.7 years, including available extension options. Approximately, 53.4% of our outstanding debt is at a fixed rate and we continue to evaluate further reducing our variable rate interest expense using interest rate hedges. See "Part II Item. 7 Derivative Instruments" for more information related to our hedging policy and transaction activity.

Borrowings
Debt as of December 31, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

					Balance Outstanding as of
	Rate Type(1)	Rate(2)		Maturity Date(3)	December 31, 2016	December 31, 2015
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center(4)	Fixed	5.50%		12/6/2016	$—	$97,000
Renaissance Austin Hotel(5)	Fixed	5.51%		12/8/2016	—	83,000
Courtyard Pittsburgh Downtown(6)	Fixed	4.00%		3/1/2017	—	22,607
Marriott Griffin Gate Resort & Spa(7)	Variable	3.02%		3/23/2017	—	34,374
Courtyard Birmingham Downtown at UAB(5)	Fixed	5.25%		4/1/2017	—	13,353
Hilton University of Florida Conference Center Gainesville(8)	Fixed	6.46%		2/1/2018	—	27,775
Fairmont Dallas	Variable	2.66%		4/10/2018	55,498	56,217
Residence Inn Denver City Center	Variable	3.00%		4/17/2018	45,210	45,210
Bohemian Hotel Savannah Riverfront	Variable	3.10%		12/17/2018	27,480	27,480
Andaz Savannah	Variable	2.62%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Fixed(9)	2.98%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	2.95%		1/17/2019	21,644	26,000
Loews New Orleans Hotel	Variable	2.98%		2/22/2019	37,500	37,500
Andaz Napa	Fixed(10)	2.99%		3/21/2019	38,000	38,000
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	3.12%	(11)	5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	16,403	16,877
Grand Bohemian Hotel Charleston (VIE)	Variable	3.16%		11/10/2020	19,628	19,950
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	3.26%		12/27/2020	25,899	25,784
Marriott Dallas City Center(12)	Variable	3.01%		1/3/2022	51,000	40,090
Hyatt Regency Santa Clara(12)	Variable	2.76%		1/3/2022	90,000	60,200
Hotel Palomar Philadelphia(13)	Fixed(13)	4.14%		1/13/2023	60,000	—
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	63,000	63,000
Grand Bohemian Hotel Orlando(14)	Fixed	4.53%		3/1/2026	60,000	49,360
Total Mortgage Loans		3.31%	(2)		$783,762	$956,277
Mortgage Loan Premium / Discounts, net(15)	—	—		—	(319)	(661)
Unamortized Deferred Financing Costs, net	—	—		—	(6,311)	(8,305)
Senior Unsecured Credit Facility	Variable	2.31%		2/3/2019	—	—
Unsecured Term Loan $175M	Fixed(16)	2.74%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M(17)	Fixed(16)	3.53%		10/22/2022	125,000	—
Debt, net of loan discounts, premiums and unamortized deferred financing costs(18)		3.24%	(2)		$1,077,132	$1,122,311

(1)	Variable index is one month LIBOR.

(2)	Represents the weighted average interest rate as of December 31, 2016.

(3)	Initial maturity date does not include extension options, if available under the terms of the related loan agreement.

(4)	In September 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan of $97.0 million.

(5)	In October 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loans of $96.4 million.

(6)	In June 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan of $22.3 million.

(7)
In March 2016, the Company elected to exercise its rights under the terms of the mortgage loan to extend the maturity date to March 23, 2017. In October 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan of $33.8 million.

(8)
The hotel was sold in February 2016, and the related debt was paid off with proceeds from the sale. The $27.8 million balance of the mortgage was included in liabilities associated with assets held for sale as of December 31, 2015.

(9)	In August 2016, the Company entered into an interest rate swap agreement for the entire $41.0 million mortgage loan to fix the interest rate at 2.98% for the remaining term of the loan.

(10)	In August 2016, the Company entered into an interest rate swap agreement for the entire $38.0 million mortgage loan to fix the interest rate at 2.99% for the remaining term of the loan.

(11)	The Company modified the terms of the loan in December 2015 to lower the interest rate spread over LIBOR from 3.15% to 2.50% and to extend the prepayment provision.

(12)
In October 2016, the Company modified the mortgage loans collateralized by the Marriott Dallas City Center and Hyatt Regency Santa Clara. The amendments resulted in approximately $11 million and $30 million of additional proceeds, respectively, and extended the maturity dates to January 2022.

(13)
In January 2016, the Company entered into a $60 million mortgage loan with an interest rate of LIBOR plus 260 basis points, maturing in January 2023. Simultaneously with the closing of the mortgage loan, the Company entered into an interest rate swap to fix the interest rate at 4.14% for the entire term of the loan.

(14)
In February 2016, the Company refinanced the mortgage with a new loan bearing a 4.53% fixed interest rate and March 2026 maturity. Additional proceeds of approximately $11 million were received under the refinanced terms of the mortgage, which increased the principal of the loan from approximately $49 million to $60 million.

(15)	Loan premium/(discounts) on assumed mortgages recorded in purchase accounting and/or upon modification, net of accumulated amortization.

(16)	LIBOR has been fixed for the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(17)	Funded in January 2016 in connection with the acquisition of the Hotel Commonwealth.

(18)
Includes the Hilton University of Florida Conference Center Gainesville mortgage of $27.8 million that is included in liabilities associated with assets held for sale on the consolidated balance sheet as of December 31, 2015.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 6% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of December 31, 2016 and 2015, we held a total of $58.6 million and $65.7 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the year ended December 31, 2016, we made cash payments totaling $58.8 million for capital expenditures. Our total capital expenditures in 2015 were $53.8 million, including $3.0 million for Napa earthquake repairs.
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

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
The table below presents summary cash flow information for the combined consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2016	2015
Net cash provided by operating activities	$225,643	$193,152
Net cash provided by (used in) investing activities	105,827	(216,671)
Net cash flows used in financing activities	(237,570)	(17,380)
Increase (decrease) in cash and cash equivalents	$93,900	$(40,899)
Cash and cash equivalents, at beginning of period	122,154	163,053
Cash and cash equivalents, at end of period	$216,054	$122,154
Operating

•
Cash provided by operating activities was $225.6 million and $193.2 million for the year ended December 31, 2016 and 2015, respectively. Cash provided by operating activities for the year ended December 31, 2016 increased due to (i) not incurring separation and other start-up related expenses in 2016 compared to $26.9 million that were incurred in 2015 related to our separation from InvenTrust and (ii) an increase in cash flows generated from our hotel portfolio including cash flows generated by the three hotels acquired in July 2015, the two hotel developments that began operations in the third and fourth quarter of 2015, and the acquisition of the Hotel Commonwealth in January 2016. These increases were offset by lost operating cash flow attributable to the sale of one hotel in October 2015 and nine hotels during the year ended December 31, 2016.

Investing

•
Cash provided by investing activities during the year ended December 31, 2016 was $105.8 million compared to cash used in investing activities of $216.7 million during 2015. Cash provided by investing activities for the year ended December 31, 2016 was primarily due to proceeds of $273.2 million from the sale of nine hotels in the year ended December 31, 2016, which was offset by cash used in investing activities for (i) $58.8 million in capital improvements at our hotel properties and (ii) the acquisition of the Hotel Commonwealth for net cash at closing of $116 million. Cash used in investing activities during the year ended December 31, 2015 was primarily due to (i) the acquisition of three hotels in July 2015 for $245.3 million, (ii) $53.8 million in capital improvements at our hotels, (iii) $36.1 million for the two development properties and (iv) the initial deposit of $20.0 million on the acquisition of the Hotel Commonwealth. These expenditures were offset with $133.4 million in proceeds received from the sale of one hotel in October 2015.

Financing

•
Cash used in financing activities was $237.6 million and $17.4 million for the year ended December 31, 2016, and 2015, respectively. Cash used in financing activities for the year ended December 31, 2016 was primarily comprised of (i) cash used for mortgage principal payments of $7.6 million, (ii) the payoff of $276.9 million in mortgage loans, (iii) $74.0 million used to repurchase common shares under the Repurchase Program and (iv) the payment of $115.1 million in dividends to common stockholders and Operating Partnership unit holders, which was partially offset (v) by proceeds from mortgage debt of $112.0 million and the $125 million funding of the term loan in January 2016. Cash used in financing activities for the year ended December 31, 2015 was primarily attributed to (i) cash used for mortgage principal payments of $8.2 million, (ii) the payoff of $300.9 million in mortgage loans, (iii) $36.9 million related to the repurchase of common shares in the Tender Offer and (iv) $67.7 million dividends to common stockholders, which was offset by (i) a net contribution of $153.3 million from InvenTrust, (ii) proceeds from the unsecured term loan of $175.0 million and (iii) and proceeds from mortgage debt of $64.7 million.

Contractual Obligations
The table below presents, on a combined consolidated basis, obligations and commitments to make future payments under debt obligations (including interest) and lease agreements as of December 31, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,263,969	$41,310	$472,575	$282,319	$467,765
Ground leases	$120,206	3,232	6,464	6,464	104,046
Corporate office lease	$5,229	327	815	860	3,227
Total	$1,389,404	$44,869	$479,854	$289,643	$575,038

(1)
Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1 month LIBOR as of December 31, 2016.

Off-Balance Sheet Arrangements
As of December 31, 2016, we have no off-balance sheet arrangements.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk in accordance with the criteria of the hedging policy approved by our Board of Directors. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. We anticipate that our interest rate hedges will be highly effective because the terms of the derivative instruments exactly match the terms of the related hedged debt agreements. As such, the pending changes in the fair value of these derivatives are expected to be reflected in other comprehensive income (loss) in our combined consolidated financial statements. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
In October 2015, the Company executed a $175 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in February 2021. Simultaneously with the closing of the $175 million unsecured term loan, the Company entered into swap agreements to fix LIBOR at 1.29% for the entire term of the loan.
Additionally, in October 2015, the Company executed a $125 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in October 2022. In December 2015, the Company entered into various forward starting swap agreements to fix LIBOR at 1.83% for the entire term of the loan. The $125 million unsecured term loan was funded in January 2016 in connection with the acquisition of the Hotel Commonwealth.
In January 2016, the Company entered into a $60 million mortgage loan for Hotel Palomar with an interest rate of LIBOR plus 260 basis points, maturing in January 2023. Simultaneously with the closing of the mortgage loan, the Company entered into an interest rate swap to fix the interest rate at 4.14% for the remaining term of the loan.
In August 2016, the Company entered into an interest rate swap agreement for the entire $41.0 million mortgage loan for Hotel Monaco Denver to fix the interest rate at 2.98% for the remaining term of the loan.
Also in August 2016, the Company entered into an interest rate swap agreement for the entire $38.0 million mortgage loan for Andaz Napa to fix the interest rate at 2.99% for the remaining term of the loan.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the year ended December 31, 2016, there was $5.0 million in unrealized gain recorded in accumulated other comprehensive income. For the year ended December 31, 2015, there was $1.5 million in unrealized gain recorded in accumulated other comprehensive income.
In February 2017, the Company executed swaps to fix the interest rates on the loans collateralized by the Marriott Dallas City Center and the Hyatt Regency Santa Clara at 4.05% and 3.81%, respectively, which become effective March 1, 2017 through the maturity of the mortgage loans in January 2022.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of December 31, 2016 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.1 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2015 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.8 million per annum. The decrease from prior period was driven by the management's efforts to repay or refinance floating rate debt with fixed rate debt and the entering into interest rate swap agreements to fix interest rates for the term of new loans to hedge against future increases in interest rates.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swap agreements to hedge the interest rate exposure risk. Refer to Note 8 in the combined consolidated financial statements included herein this Annual Report, for our mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 9 in the combined consolidated financial statements included herein this Annual Report for more information on our interest rate swap derivatives.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2016, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Maturing debt (1):
Fixed rate debt (mortgages and term loans)(2)	$662	$2,342	$81,610	$17,026	$177,269	$299,493	$578,402	$583,848
Variable rate debt (mortgage loans)	$1,950	$128,558	$191,767	$42,085	—	$141,000	$505,360	$490,972
Total	$2,612	$130,900	$273,377	$59,111	$177,269	$440,493	$1,083,762	$1,074,820
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	4.01%	4.36%	3.03%	3.93%	2.76%	4.07%	3.50%	3.63%
Variable rate debt (mortgage loans)	3.00%	2.88%	3.02%	3.22%	—	2.85%	2.95%	4.73%

(1)	The debt maturity excludes net mortgage discounts of $0.3 million and unamortized deferred financing costs of $6.3 million as of December 31, 2016.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure on Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer has evaluated, as of December 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
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
Based on management's assessment, the Company maintained, in all material respect, effective internal controls over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013).
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
KPMG LLP, an independent registered public accounting firm, has audited the Company’s combined consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, which includes the 2014 Share Unit Plan and 2015 Incentive Award Plan as of December 31, 2016:

	(a)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:
Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan(3)	243,769	—
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan	1,497,765	5,435,521
Equity compensation plans not approved by security holders	—	—

(1)
Represents (i) 243,769 shares underlying awards of "annual share units" and "contingency share units" outstanding under the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "Share Unit Plan"), and (ii) 238,152 shares underlying awards of restricted stock units and 1,259,613 LTIP Units (as defined in the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (the "2015 Incentive Award Plan")) outstanding under the 2015 Incentive Award Plan, in each case, as of December 31, 2016.

(2)	Includes shares of common stock available for future grants under the 2015 Incentive Award Plan as of December 31, 2016.

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
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Annual Report on Form 10-K:

1)	Financial Statements.
Report of Independent Registered Public Accounting Firm
The combined consolidated financial statements of the Company are set forth under "Part II - Item 8. Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

2)	Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-42 through F-45:
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

10.13+*	First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan

10.14+	Form of Stock Payment Award Grant Notice and Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.15+	Form of Class A Performance LTIP Unit Agreement (2015) (incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.16+	Form of Class A Performance LTIP Unit Agreement (2016) (incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.17+*	Form of Class A Performance LTIP Unit Agreement (2017)

10.18+	Form of Time-Based LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.19+	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.20+
Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of September 17, 2015(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.21+*	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 24, 2017

10.22+	Form of LTIP Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on March 10, 2016

10.23+
Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.24+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.25+
Separation Agreement, dated as of March 13, 2016, between Andrew J. Welch, Xenia Hotels and Resorts, Inc., XHR Management, LLC and XHR LP (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on March 14, 2016)

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

Item 16. Summary of Form 10-K Disclosures
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Director, President and Chief Executive Officer
Date:	February 28, 2017
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Director, President and Chief Executive Officer (principal executive officer)	February 28, 2017
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 28, 2017
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 28, 2017
Name:	Joseph T. Johnson

By:	/s/ JEFFREY H. DONAHUE	Chairman of the Board of Directors	February 28, 2017
Name:	Jeffrey H. Donahue

By:	/s/ JOHN H. ALSCHULER, JR.	Director	February 28, 2017
Name:	John H. Alschuler, Jr.

By:	/s/ KEITH E. BASS	Director	February 28, 2017
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	February 28, 2017
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	February 28, 2017
Name:	Beverly K. Goulet

By:	/s/ DENNIS D. OKLAK	Director	February 28, 2017
Name:	Dennis D. Oklak

By:	/s/ MARY ELIZABETH McCORMICK	Director	February 28, 2017
Name:	Mary Elizabeth McCormick

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Xenia Hotels & Resorts, Inc.:
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related combined consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the combined consolidated financial statements, we also have audited financial statement schedule III. These combined consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenia Hotels & Resorts, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xenia Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Orlando, Florida
February 28, 2017
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Xenia Hotels & Resorts, Inc.:
We have audited Xenia Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Xenia Hotels & Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Xenia Hotels & Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related combined consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those combined consolidated financial statements.

/s/ KPMG LLP

Orlando, Florida
February 28, 2017
Certified Public Accountants

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2016 and 2015
(Dollar amounts in thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Investment properties:
Land	$331,502	$331,502
Building and other improvements	2,732,062	2,559,892
Construction in progress	—	169
Total	$3,063,564	$2,891,563
Less: accumulated depreciation	(619,975)	(476,764)
Net investment properties	$2,443,589	$2,414,799
Cash and cash equivalents	216,054	122,154
Restricted cash and escrows	70,973	72,771
Accounts and rents receivable, net of allowance	22,998	22,978
Intangible assets, net of accumulated amortization	76,912	58,059
Deferred tax assets	1,562	2,304
Other assets	28,257	40,094
Assets held for sale	—	272,785
Total assets (including $74,440 and $77,140, respectively, related to consolidated variable interest entities - Note 5)	$2,860,345	$3,005,944
Liabilities
Debt, net of loan discounts, premiums and unamortized deferred financing costs	$1,077,132	$1,094,536
Accounts payable and accrued expenses	71,955	78,440
Distributions payable	29,881	25,684
Other liabilities	29,810	27,250
Liabilities associated with assets held for sale	—	36,676
Total liabilities (including $47,828 and $48,582, respectively, related to consolidated variable interest entities - Note 5)	$1,208,778	$1,262,586
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 106,794,788 and 111,671,372 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1,068	1,117
Additional paid in capital	1,925,554	1,993,760
Accumulated other comprehensive income	5,009	1,543
Accumulated distributions in excess of net earnings	(302,034)	(268,991)
Total Company stockholders' equity	$1,629,597	$1,727,429
Non-controlling interests	21,970	15,929
Total equity	$1,651,567	$1,743,358
Total liabilities and equity	$2,860,345	$3,005,944
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2016, 2015 and 2014
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rooms revenues	$653,944	$663,224	$631,901
Food and beverage revenues	246,479	259,036	235,066
Other revenues	49,737	53,884	59,699
Total revenues	$950,160	$976,144	$926,666
Expenses:
Rooms expenses	146,050	148,492	140,128
Food and beverage expenses	161,699	167,840	158,243
Other direct expenses	12,848	17,984	28,556
Other indirect expenses	224,135	226,108	214,272
Management and franchise fees	47,605	49,818	52,104
Total hotel operating expenses	$592,337	$610,242	$593,303
Depreciation and amortization	152,418	148,009	141,807
Real estate taxes, personal property taxes and insurance	46,248	49,717	44,625
Ground lease expense	5,447	5,204	5,541
General and administrative expenses	32,018	25,556	38,895
Business management fees	—	—	1,474
Acquisition transaction costs	154	5,046	1,192
Pre-opening expenses	—	1,411	—
Provision for asset impairment	10,035	—	5,378
Separation and other start-up related expenses	—	26,887	—
Total expenses	$838,657	$872,072	$832,215
Operating income	$111,503	$104,072	$94,451
Gain on sale of investment properties	30,195	43,015	693
Other income	3,377	4,916	324
Interest expense	(48,113)	(50,816)	(57,427)
Loss on extinguishment of debt	(5,155)	(5,761)	(1,713)
Equity in losses and gain on consolidation of unconsolidated entity, net	—	—	4,216
Net income before income taxes	$91,807	$95,426	$40,544
Income tax expense	(5,077)	(6,295)	(5,865)
Net income from continuing operations	$86,730	$89,131	$34,679
Net income (loss) from discontinued operations	—	(489)	75,120
Net income	$86,730	$88,642	$109,799
Non-controlling interests in consolidated real estate entities (Note 5)	268	567	—
Non-controlling interests of common units in Operating Partnership (Note 1)	(1,143)	(451)	—
Net (income) loss attributable to non-controlling interests	$(875)	$116	$—
Net income attributable to the Company	$85,855	$88,758	$109,799
Distributions to preferred stockholders	—	(12)	—
Net income attributable to common stockholders	$85,855	$88,746	$109,799

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Operations and Comprehensive Income - Continued
For the Years Ended December 31, 2016, 2015 and 2014
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Basic and diluted earnings per share
Income from continuing operations available to common stockholders	$0.79	$0.79	$0.31
Income from discontinued operations available to common stockholders	$—	$—	$0.66
Net income per share available to common stockholders	$0.79	$0.79	$0.97
Weighted average number of common shares (basic)	108,012,708	111,989,686	113,397,997
Weighted average number of common shares (diluted)	108,142,998	112,138,223	113,397,997

Comprehensive Income:
Net income	$86,730	$88,642	$109,799
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	(322)	1,543	—
Reclassification adjustment for amounts recognized in net income (interest expense)	3,833	—	—
	$90,241	$90,185	$109,799
Comprehensive income attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 5)	268	567	—
Non-controlling interests of common units in Operating Partnership (Note 1)	(1,188)	(451)	—
Comprehensive income attributable to non-controlling interests	$(920)	$116	$—
Comprehensive income attributable to the Company	$89,321	$90,301	$109,799
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2016, 2015 and 2014
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Non-controlling Interests
	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at January 1, 2014	—	$—	1,000	$—	$2,190,604	$—	$(373,960)	$—	$1,611	$1,611	$1,818,255
Net income	—	—	—	—	—	—	109,799	—	—	—	109,799
Distributions to InvenTrust Properties Corp.	—	—	—	—	(4,181,380)	—	—	—	—	—	(4,181,380)
Contribution from InvenTrust Properties Corp.	—	—	—	—	3,772,203	—	—	—	—	—	3,772,203
Contributions from non-controlling interests, net	—	—	—	—	—	—	—	—	2,044	2,044	2,044
Balance at December 31, 2014	—	$—	1,000	$—	$1,781,427	$—	$(264,161)	$—	$3,655	$3,655	$1,520,921
Net income (loss)	—	—	—	—	—	—	88,758	451	(567)	(116)	88,642
Issuance of preferred shares, net of issuance costs	125	—	—	—	102	—	—	—	—	—	102
Contributions from InvenTrust Properties Corp., net					249,767		—			—	249,767
Issuance of common shares in connection with separation from InvenTrust Properties Corp.	—	—	113,396,997	1,134	(1,134)	—	—	—	—	—	—
Repurchase of common shares, net	—	—	(1,759,344)	(17)	(36,929)	—	—	—	—	—	(36,946)
Dividends, common shares / units ($0.84)	—	—	—	—	—	—	(93,576)	(102)	—	(102)	(93,678)
Dividends, preferred shares ($92.36)	—	—	—	—	—	—	(12)	—	—	—	(12)
Share-based compensation	—	—	32,719	—	664	—	—	2,244	—	2,244	2,908
Redemption of preferred stock	(125)	—	—	—	(137)	—	—	—	—	—	(137)
Other comprehensive income	—	—	—	—	—	1,543	—	—	—	—	1,543
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	10,248	10,248	10,248
Balance at December 31, 2015	—	$—	111,671,372	$1,117	$1,993,760	$1,543	$(268,991)	$2,593	$13,336	$15,929	$1,743,358
Net income (loss)	—	—	—	—	—	—	85,855	1,143	(268)	875	86,730
Repurchase of common shares, net	—	—	(4,966,763)	(50)	(73,926)	—	—	—	—	—	(73,976)
Dividends, common shares / units ($1.10)	—	—	—	—	—	—	(118,898)	(372)		(372)	(119,270)
Share-based compensation	—	—	90,179	1	5,720	—	—	5,468	—	5,468	11,189
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	341	341	341
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(316)	(316)	(316)
Other comprehensive income
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(317)	—	(5)	—	(5)	(322)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	—	3,783	—	50	—	50	3,833
Balance at December 31, 2016	—	$—	106,794,788	$1,068	$1,925,554	$5,009	$(302,034)	$8,877	$13,093	$21,970	$1,651,567
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015 and 2014
(Dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$86,730	$88,642	$109,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149,962	144,424	172,964
Amortization of above and below market leases and other lease tangibles	2,950	3,709	4,707
Amortization of debt premiums, discounts, and financing costs	3,755	3,756	4,461
Loss on extinguishment of debt	5,155	5,761	67,105
Gain on sale of investment property, net	(30,195)	(43,015)	(136,385)
Provision for asset impairment	10,035	—	5,378
Equity in losses and gain on consolidation of unconsolidated entity, net	—	—	(4,216)
Share-based compensation expense	8,968	6,102	—
Other non-cash adjustments	—	111	—
Prepayment penalties and defeasance	(4,813)	(5,267)	(65,415)
Changes in assets and liabilities:
Restricted cash	1,574	5,521	—
Accounts and rents receivable	1,470	(338)	1,005
Deferred costs and other assets	3,244	4,203	11,209
Accounts payable and accrued expenses	(8,753)	(6,425)	6,095
Other liabilities	(4,439)	(14,032)	4,898
Net cash provided by operating activities	$225,643	$193,152	$181,605
Cash flows from investing activities:
Purchase of investment properties	(116,000)	(245,260)	(178,776)
Acquired goodwill, intangible assets, and intangible liabilities	—	—	(12,410)
Capital expenditures and tenant improvements	(58,823)	(53,782)	(47,267)
Investment in development projects	—	(36,063)	(27,031)
Proceeds from sale of investment properties	273,161	133,412	1,085,451
Consolidation of real estate entity	—	—	(2,944)
Contributions to unconsolidated entities	—	—	(30)
Restricted cash and escrows	7,489	3,954	(3,015)
Deposits for acquisition of hotel properties	—	(20,000)	—
Other assets	—	1,068	13,535
Net cash provided by (used in) investing activities	$105,827	$(216,671)	$827,513
Cash flows from financing activities:
Distribution to InvenTrust Properties Corp.	—	(23,505)	(4,168,694)
Contribution from InvenTrust Properties Corp.	—	176,805	3,779,389
Proceeds from mortgage debt and notes payable	111,968	64,723	122,940
Payoffs of mortgage debt	(276,903)	(300,894)	(648,872)
Principal payments of mortgage debt	(7,580)	(8,239)	(12,067)
Payment of loan fees and deposits	(974)	(6,819)	(2,083)
Proceeds from revolving line of credit draws	10,000	127,000	—
Payments on revolving line of credit	(10,000)	(127,000)	—
Proceeds from unsecured term loan	125,000	175,000	—
Contributions from non-controlling interests	341	10,248	2,044
Proceeds from issuance of preferred shares, net of offering costs	—	102	—
Redemption of preferred shares	—	(137)	—
Repurchase of common shares	(73,976)	(36,946)	—
Dividends, common shares/units	(115,130)	(67,706)	—
Dividends, preferred shares	—	(12)	—
Distributions paid to non-controlling interests	(316)	—	—
Payments for contingent consideration	—	—	(7,891)
Net cash used in financing activities	$(237,570)	$(17,380)	$(935,234)
Net increase (decrease) in cash and cash equivalents	93,900	(40,899)	73,884
Cash and cash equivalents, at beginning of year	122,154	163,053	89,169
Cash and cash equivalents, at end of year	$216,054	$122,154	$163,053

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2016, 2015 and 2014
(Dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$44,567	$47,054	$79,094
Cash paid for income taxes	7,863	4,459	1,525

Supplemental schedule of non-cash investing and financing activities:
Consolidation of assets of joint venture	$—	$—	$21,833
Liabilities assumed at consolidation of joint venture	—	—	446
Assumption of mortgage debt of joint venture	—	—	11,967
Accrued capital expenditures	4,838	2,568	6,138
Assumption of unsecured line of credit facility by InvenTrust Properties Corp.	—	(96,020)	—
Allocation of unsecured line of credit facility by InvenTrust Properties	—	—	7,377
Non-cash net distributions to InvenTrust Properties Corp.	—	(413)	—
Change in fair market value of designated interest rate swaps	(322)	1,543	—
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2016

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service, lifestyle and urban upscale hotels in Top 25 markets and key leisure destinations. Prior to February 3, 2015, Xenia was a wholly owned subsidiary of InvenTrust Properties Corp. ("InvenTrust" formerly known as Inland American Real Estate Trust, Inc.), its former parent.
On February 3, 2015, Xenia was spun off from InvenTrust through a taxable pro rata distribution by InvenTrust of 95% of the outstanding common stock, $0.01 par value per share (the "Common Stock"), of Xenia to holders of record of InvenTrust's common stock as of the close of business on January 20, 2015 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every eight shares of InvenTrust’s common stock held at the close of business on the Record Date (the "Distribution"). In lieu of fractional shares, stockholders of InvenTrust received cash. On February 4, 2015, Xenia’s Common Stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR." As a result of the Distribution, the Company became a stand-alone, publicly-traded company. Xenia operates as a real estate investment trust ("REIT") for U.S. federal income tax purposes.
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP. XHR GP, Inc. is wholly owned by the Company. As of December 31, 2016, the Company owned 98.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.3% of the common units are owned by the other limited partners comprised of certain of our current and former executive officers and members of our Board of Directors and includes unvested long-term incentive plan ("LTIP") partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding Inc. (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent operators to manage the hotels.
The accompanying combined consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly owned subsidiaries and consolidated real estate investments. The Company's subsidiaries and real estate investments generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and the TRS. The effects of all inter-company transactions have been eliminated.
As of December 31, 2016, the Company owned 42 lodging properties, 40 of which were wholly owned, with a total of 10,911 rooms (unaudited). As of December 31, 2015, the Company owned 50 lodging properties, 48 of which were wholly owned, with a total of 12,548 rooms (unaudited). As of December 31, 2014, the Company owned 48 lodging properties, 46 of which were wholly owned, with 12,636 rooms (unaudited). The remaining two hotels for all periods are owned through individual investments in real estate entities in which the Company has a 75% ownership interest in each investment.
2. Summary of Significant Accounting Policies
Basis of Presentation
As described in Note 1, on February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, the Company effectuated certain reorganization transactions which were designed to consolidate the ownership of its hotels into its Operating Partnership, consolidate its TRS lessees in its TRS, facilitate its separation from InvenTrust, and enable the Company to qualify as a REIT for federal income tax purposes. The accompanying combined consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined consolidated financial statements reflect the operations of the Company after giving effect to the reorganization transactions, the disposition of other hotels previously owned by the Company, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company's executives and employees in InvenTrust’s benefit plans. Corporate costs directly associated with the Company's principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined consolidated statements of operations and comprehensive income. Additionally, prior to the spin-off, InvenTrust allocated to the Company a portion of its corporate overhead costs based upon the Company's percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. The general and administrative expenses for the period from January 1, 2015 to February 3, 2015 and for the year ended

December 31, 2014 include costs related to the reorganization transactions and spin off that are non-recurring in nature. Based on these presentation matters, the financial statements for the year ended December 31, 2016 may not be comparable to prior periods.
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
Use of Estimates
The preparation of the combined consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past, current and expected economic conditions. Actual results could differ from these estimates.
Risks and Uncertainties
The Company has a geographical concentration risk related to revenues that are generated from three hotels located in the Houston-area market. For the year ended December 31, 2016 and 2015, total revenues from our three Houston-area hotels accounted for approximately 10% and 12%, respectively, of total revenues. To the extent that there are adverse changes in this market, or the industry sectors that operate in this market, our business and operating results could be negatively impacted.
The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. Should any of our hotels experience a significant decline in operational performance, it may affect the Company's ability to make distributions to our stockholders and service debt or meet other financial obligations.
Reclassifications and Revisions
Certain reclassifications were made on the consolidated balance sheet as of December 31, 2015 to present the hotel assets sold in 2016 as assets held for sale and liabilities associated with assets held for sale. See Note 4 for further information.
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the year ended December 31, 2016.
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
Non-controlling Interests
The Company’s combined consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the combined consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The combined consolidated statement of equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2016, all share-based payments awards are included in permanent equity.
As of December 31, 2016, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the common limited partnership units in the Operating Partnership held by certain current and former members of the Company's executive officers and Board of Directors, and (ii) the outside ownership interest in our two investments in real estate entities.
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. Cash received prior to guest arrival is recorded as an advance from the guest and recognized as revenue at the time of occupancy. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues) in the accompanying combined consolidated statements of operations and comprehensive income. For retail operations, rental revenue is recognized on a straight-line basis over the lives of the retail leases. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.
Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant as the Company does not anticipate the financial institutions’ non-performance.
Restricted Cash and Escrows
The restricted cash as of December 31, 2016 primarily consists of $58.6 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $3.6 million for real estate taxes and insurance escrows, $5.5 million in disposition related escrows, and $3.3 million capital spending reserves.
The restricted cash as of December 31, 2015, primarily consists of cash held in restricted escrows of $65.7 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, $4.0 million for real estate taxes and insurance escrows, and $3.1 million in disposition related escrow and capital spending reserves.

Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs are also capitalized during such periods, which included $0 and $0.7 million for the years ended December 31, 2016 and 2015, respectively. The Company capitalizes project management salaries and benefits and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio, which included $2.1 million and $1.6 million for years ended December 31, 2016 and 2015.
Depreciation expense is computed using the straight line method. Investment properties are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.
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
The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs, based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values for properties acquired with space leases to third party tenants, which is typically retail or restaurant space. The Company also evaluates each acquired lease, including ground leases, based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased land or retail space in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market lease intangible based upon the present value of the difference between the contractual lease rate and the estimated market rate. For leases with fixed rate renewals, renewal periods are included in the calculation of above or below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate" and current interest rates. This discount rate is a significant factor in determining the market valuation which requires judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.
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

In the first step, the estimated fair value of each property with goodwill is compared to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess. As of December 31, 2016 and 2015, the Company had goodwill of $42.1 million, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets. The Company tested goodwill for impairment as of December 31, 2016, 2015, and 2014 and recorded no impairment to goodwill for each of the years then ended.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for additions, as well as on the amortization of acquired in-place leases. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period and recorded at the lesser of the carrying value or fair value less costs to sell. All historical periods presented for investment properties and liabilities associated with those investment properties that are held for sale are reclassified for comparative purposes. Additionally, if the sale constitutes a strategic shift with a major effect on operations, the operations are classified on the combined consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
Disposition of Real Estate
The Company accounts for dispositions in accordance with FASB ASC 360-20, Real Estate Sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit and the buyer has paid a significant non-refundable deposit. Prior to 2014, the Company recorded all dispositions as discontinued operations for the applicable periods presented. Upon the adoption of ASU 2014-08, Reporting Discontinued Operations and Disclosures of

Disposals of Components of an Entity, the Company records a disposition as discontinued operations only if it represents a strategic shift and has (or will have) a major effect on the Company's results and operations.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), which included amendments that changed the requirements for reporting discontinued operations and required additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expanded the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations.  ASU 2014-08 was effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. The Company elected to early adopt ASU 2014-08. Effective January 1, 2014 asset disposals were included as a component of income from continuing operations unless the disposal represented a strategic shift and has (or will have) a major effect on the entity's results and operations.
Deferred Financing Costs
Financing costs related to senior unsecured credit facility and long-term debt are recorded at cost and are amortized as interest expense on a straight-line basis, which approximates the effective interest method, over the life of the related debt instrument, unless there is a significant modification to the debt instrument. The balance of unamortized deferred financing costs related to the line of credit is included in other assets and costs related to long-term debt are presented in debt on the consolidated balance sheet. Deferred financing costs related to the line of credit were $3.1 million at December 31, 2016 and 2015, which was offset by accumulated amortization of $1.5 million and $0.7 million, respectively. Deferred financing costs related to long-term debt were $12.5 million and $18.5 million at December 31, 2016 and 2015, respectively, which was offset by accumulated amortization of $6.2 million and $10.2 million, respectively.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2016, 2015, and 2014, comprehensive income was $89.3 million, $90.3 million and $109.8 million, respectively. As of December 31, 2016 and 2015, the Company's accumulated other comprehensive income was $5.0 million and $1.5 million, respectively.
Income Taxes
The Company has elected to be taxed as, and has operated in a manner that management believes will allow it to continue to qualify as, a REIT under the Internal Revenue Code of 1986, as amended, (the "Code") for federal income tax purposes. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the

Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for the four years following the failure. Even if the Company qualifies for taxation as a REIT, the Company also may be subject to certain federal, state, and local taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to its TRS, (4) certain state or local income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. It is the Company's current intention to adhere to these requirements and maintain the Company's qualification for taxation as a REIT.
To continue to qualify as a REIT, the Company cannot operate or manage its hotels. Accordingly, the Company, through its Operating Partnership, leases all of its hotels to subsidiaries of its TRS. The TRS is subject to federal, state and local income tax at regular corporate rates. The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as TRSs pursuant to the Code. TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Lease revenue at the Operating Partnership and lease expense from the TRS subsidiaries are eliminated in consolidation for financial statement purposes.
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
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, performance units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve parity with other Operating Partnership units or achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying combined consolidated statements of operations and comprehensive income and capitalized in building and other improvements in the consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
During 2014, the Company maintained the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan. The 2014 Share Unit Plan provided for the grant of "share unit" awards to eligible participants. The value of a "share unit" was determined based on a phantom capitalization of the Company's lodging business and does not necessarily correspond to the value of a share of common stock of Xenia. Vesting of the share units granted in 2014 was conditioned upon the occurrence of a triggering event, such as a listing, which occurred on February 4, 2015. The Company did not recognize share based compensation expense until the triggering event occurred.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018, pursuant to ASU No. 2015-09 which deferred the adoption date by one year. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 and related updates will have on its consolidated financial statements and related disclosures. Although the Company is still evaluating the revenue streams and the timing of recognition under the new model, a significant change to our current revenue recognition policies is not expected. Additionally, the Company has begun evaluating the sale of non-financial assets to entities that are not customers, such as the disposition of real estate assets. Historically, hotel dispositions have been cash sales that required no contingencies for future involvement in the hotel's operations and, therefore, the Company does not expect ASU No. 2014-09 to have a material impact on its recognition of hotel sales. The Company has not yet selected a transition method.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces ASC Topic 840, Leases, and requires most lessee leases to be recorded on the Company's balance sheet as either operating or financing leases with a right of use asset with a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement on a straight-line basis as lease expense and financing leases will be accounted for similar to the accounting for amortizing debt. Leases with terms of less than 12 months will continue to be accounted for as they are under the current standard. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is still evaluating the effect that ASU 2016-02 will have on its combined consolidated financial statements and related disclosures, but expects potentially significant lease-related right of use assets and liabilities to be recorded on the balance sheet for both equipment and ground leases. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which changes the way certain cash receipts and cash payments are presented and classified on the statement of cash flows in order to reduce diversity in practice across all industries. The standard clarifies classification for debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, and contingent consideration payments made after business combination among other things. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect ASU No. 2016-15 to have a significant impact on its consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances the presentation requirements of restricted cash. The standard aims to unify presentation and minimize the diversity in practice. These presentation changes include increased disclosures surrounding the restrictions on cash and the inclusion of the restricted cash balance in the reconciliation completed at the end of the statement of cash flows. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect ASU No. 2016-18 to have a significant impact on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company is evaluating the effect that ASU 2017-01 will have on its consolidated financial statements and related disclosures.

Also in January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance is intended to simplify the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test under the current guidance, which requires a hypothetical purchase price allocation. A goodwill impairment under ASU 2017-04 will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for the Company on January 1, 2020, however, early adoption is permitted. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and related disclosures.
3. Investment Properties
In January 2016, the Company acquired the Hotel Commonwealth located in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs, which were expensed and included in acquisition costs on the combined consolidated statement of operations for the year ended December 31, 2016. The source of funding was proceeds from the $125 million term loan entered into by the Company, as further described in Note 8, and a $20 million escrow deposit applied to the purchase price at closing. The hotel has a total of 245-rooms (unaudited), which includes a 96-room (unaudited) hotel expansion that was completed in December 2015. The Hotel Commonwealth is subject to a long-term ground lease, which expires in 2087, and was assumed by the Company as part of the hotel's acquisition.
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
The following reflects the purchase price allocation for the hotel acquired during the year ended December 31, 2016 and the three hotels acquired during the year ended December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Land	$—	$49,743
Building and improvements	103,847	172,928
Furniture, fixtures, and equipment	10,238	21,907
Intangibles and other assets(1)	21,915	422
Total purchase price	$136,000	$245,000

(1)
As part of the purchase price allocation for the Hotel Commonwealth, the Company allocated $21.7 million to a below market lease intangible that will be amortized on a straight-line basis over the remaining term of the underlying ground lease, which expires in 2087.

The revenues and net income attributable to the hotel acquired in 2016 were approximately $25.7 million and $4.2 million, respectively, for the year December 31, 2016 and are included in the Company's combined consolidated statements of operations and comprehensive income. The revenues and net income attributable to the three hotels acquired in 2015 were approximately $24.4 million and $5.0 million, respectively, for the year December 31, 2015 and are included in the Company's combined consolidated statements of operations and comprehensive income.

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

	Year Ended December 31,
	2016	2015
Revenue	$950,454	$1,018,916
Net income attributable to common stockholders (1)	$86,571	$85,348
Net income per share attributable to common stockholders - basic and diluted	$0.80	$0.76
Weighted average number of common shares - basic	108,012,708	111,989,686
Weighted average number of common shares - diluted	108,142,998	112,138,223

(1)	The pro forma results above exclude acquisition costs of $0.1 million and $4.5 million for the years ended December 31, 2016 and 2015, respectively.
Involuntary Conversion of Assets
On August 24, 2014, Napa, California experienced a 6.0 magnitude earthquake that impacted two of the Company's lodging properties. The Company recorded involuntary losses of $9.0 million, which represents the book value of the properties and equipment written off for the property damage. As it was probable that the Company would receive insurance proceeds to compensate for the property damages, the Company also recorded an offsetting insurance recovery receivable of $9.0 million. As of December 31, 2016 or 2015, there was no remaining receivable related to property damage insurance recoveries.
The Company will not record an insurance recovery receivable for business interruption losses until the amount for such recoveries is known and the amount is realizable. The business interruption insurance recovery for the year ended December 31, 2015 was $6.2 million, and is included in other income on the combined consolidated statement of operations and comprehensive income. As of December 31, 2016, there was no remaining receivable related to business interruption insurance recoveries.

4. Disposed Properties
The following represents the disposition details for the properties sold during the years ended December 31, 2016, 2015, and 2014 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price		Net Proceeds		Gain on sale / (Impairment)
Hilton University of Florida Conference Center Gainesville(1)	02/2016	248	$36,000		$32,055	(4)	$649
DoubleTree by Hilton Washington DC(1)	04/2016	220	65,000	(5)	63,550		(96)
Embassy Suites Baltimore North/Hunt Valley(1)	05/2016	223	20,000		19,459		(8,036)
Marriott Atlanta Century Center/Emory Area & Hilton Phoenix Suites(1)(2)	06/2016	513	50,750		50,048		(1,903)
Hilton St. Louis Downtown at the Arch(1)	12/2016	195	21,500	(5)	20,896		252
Hampton Inn & Suites Denver Downtown, Hilton Garden Inn Chicago North Shore/Evanston, and Homewood Suites by Hilton Houston Near the Galleria(1)(2)	12/2016	488	97,000	(5)	92,653		29,152
Total for the year ended December 31, 2016		1,887	$290,250		$278,661		$20,018

Hyatt Regency Orange County(1)	10/2015	656	137,000		132,995	(6)	43,178
Total for the year ended December 31, 2015		656	$137,000		$132,995		$43,178

Crowne Plaza Charleston Airport - Convention Center(1)	05/2014	166	13,250		2,027		960
DoubleTree Suites Atlanta Galleria(1)	08/2014	154	12,600		11,907		(96)
Suburban Select Service Portfolio - 52 properties(3)	11/2014	6,976	1,071,000		533,399		135,670
Holiday Inn Secaucus Meadowlands(1)	12/2014	161	4,600		3,927		(171)
Total for the year ended December 31, 2014		7,457	$1,101,450		$551,260		$136,363

(1)
Included in net income from continuing operations in the combined consolidated statements of operations and comprehensive income for the periods of ownership in accordance with ASU No. 2014-08 through the date of their disposition, as they did not represent a strategic shift or have a major effect on the Company's results of operations.

(2)	The hotels were sold as part of a portfolio sales agreement.

(3)
In November 2014, the Company sold 52 select-service hotels (the "Suburban Select Service Portfolio") consisting of 6,976 rooms (unaudited). The sale of the Suburban Select Service Portfolio represented a strategic shift and had a major impact on the financial statements. The operations of these 52 select service hotels are reflected as discontinued operations pursuant to ASU 2014-08 on the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2015 and 2014.

(4)	The Company was entitled to net proceeds at closing of $32.1 million, and in conjunction with the sale repaid the $27.8 million outstanding property level mortgage.

(5)	As of December 31, 2016, $5.5 million of the sales proceeds related to escrows held back at closing were outstanding. The Company expects to collect these amounts in 2017.

(6)
The Company received net proceeds of $70.6 million, after paying off the $61.9 million outstanding property level mortgage at the time of the sale, and retained the $5.9 million balance in the hotel's capital expenditure reserve account.

The major classes of assets and liabilities for the nine properties disposed of during the year ended December 31, 2016 were reclassified as held for sale at December 31, 2015 as follows (in thousands):

December 31, 2015
Land (1)	$43,196
Building and other improvements	344,091
Total	$387,287
Less accumulated depreciation	(125,875)
Net investment properties	$261,412
Restricted cash and escrows	4,826
Accounts and rents receivable, net	1,727
Intangible assets, net	2,456
Deferred costs and other assets	2,364
Total assets held for sale	$272,785

Debt	$27,775
Accounts payable and accrued expenses	8,211
Other liabilities	690
Total liabilities of assets held for sale	$36,676

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
In November 2014, InvenTrust sold the Suburban Select Service Portfolio, which were properties overseen by the Company. During early 2015, the Company incurred carryover costs related to the Suburban Select Service Portfolio. The following table presents the results of operations for the respective periods that the Company owned such assets or was involved with the operations of such ventures during the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Revenues	$—	$224,490
Depreciation and amortization expense	—	35,864
Other expenses	511	146,229
Operating (loss) income from discontinued operations	$(511)	$42,397
Interest and other expense	—	(33,012)
Income tax expense	—	(4,566)
Gain on sale of properties	22	135,692
Loss on extinguishment of debt	—	(65,391)
Net (loss) income from discontinued operations	$(489)	$75,120
Net cash provided by (used in) operating activities from the properties classified as discontinued operations for the year ended December 31, 2015 and 2014 was $(0.5) million and $(18.2) million, respectively. Net cash provided by (used in) for investing activities by the properties classified as discontinued operations for the year ended December 31, 2015 and 2014 was $0 and $1,043.3 million, respectively, consisting primarily of proceeds from the dispositions, net of capital expenditures.
5. Investment in Real Estate Entities
Consolidated Entities
During 2013, the Company entered into two investments in real estate entities in order to develop the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook. The Company has ownership interests of 75% in each entity.

These entities are considered VIE's as defined in FASB ASC 810, Consolidation, because the entities do not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIE's that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially be significant to the VIE, or the right to receive benefits from the VIE's that could potentially be significant to the VIE. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	December 31, 2016	December 31, 2015
Net investment properties	$71,157	$74,592
Other assets	3,283	2,548
Total assets	$74,440	$77,140
Mortgages payable	(45,287)	(45,734)
Other liabilities	(2,541)	(2,848)
Total liabilities	$(47,828)	$(48,582)
Net assets	$26,612	$28,558
In August 2015, the Grand Bohemian Hotel Charleston began operations as a lifestyle hotel. The total development cost of the property was $32 million. In October 2015, the Grand Bohemian Hotel Mountain Brook began operations as a lifestyle hotel. The total development cost of the property was $45 million.
Under the terms of the two investment agreements, the Company's total capital investment in these two development properties was limited to $7.2 million and $9.6 million for the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook, respectively. As of December 31, 2016 and 2015 there were no amounts remaining to be invested by the Company.
All operations of the two hotels from the date of their respective opening were consolidated in the accompanying combined consolidated statement of operations and comprehensive income, with a corresponding allocation for non-controlling interests.
Unconsolidated Entities
Prior to February 21, 2014, the Company owned an interest in one unconsolidated partnership entity. On February 21, 2014, the Company bought out its partner's interest in this entity and began consolidating this investment in its financial statements. In connection with this acquisition, the Company recorded the assets and liabilities of the entity at fair value resulting in a gain of $4.5 million. Prior to the entity being wholly owned, the equity method of accounting was used to account for this investment and the Company’s share of net income or loss was reflected in the combined consolidated financial statements as equity in earnings in losses and gain on consolidation of unconsolidated entity, net. In November 2014, this property was sold as part of the Suburban Select Service Portfolio, and as of December 31, 2016, the Company does not have any remaining investments in unconsolidated entities.

The summarized results of operations of the Company's investment prior to the purchase of the remaining interest in the joint venture for the year ended December 31, 2014 are presented below (in thousands):

January 1 - February 20, 2014
Revenues	$932
Expenses:
Interest expense and loan cost amortization	43
Depreciation and amortization	129
Operating expenses, ground rent and general and administrative expenses	802
Termination fee	325
Total expenses	1,299
Net loss	$(367)
Company's share of net loss	$(293)
6. Transactions with Related Parties
The following table summarizes the Company’s related party transactions (in thousands):

	Year Ended December 31,
	2015	2014
General and administrative allocation (a)	$1,135	$20,747
Business management fee (b)	—	1,474
Loan placement fees (c)	—	68
Transition services fees (d)	514	—

(a)
General and administrative allocations include costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company's executives in InvenTrust's benefit plans. InvenTrust allocated to the Company a portion of its corporate overhead costs which was based upon the Company's percentage share of the average invested assets of InvenTrust. As InvenTrust was managing various asset portfolios, the extent of services and benefits a portfolio received was based on the size of its assets. Therefore, using average invested assets to allocate costs was a reasonable reflection of the services and other benefits received by the Company and complied with applicable accounting guidance. However, actual costs may have differed from allocated costs if the Company had operated as a stand-alone entity during such period and those differences may have been material. For the years ended December 31, 2015 and 2014, the general and administrative allocation related to the Suburban Select Service Portfolio was $0 and $4.8 million and was included in discontinued operations on the combined consolidated statement of operations and comprehensive income. Following the time of the spin-off, the Company was not allocated any further general and administrative expenses.

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

(d)
In connection with the Company's separation from InvenTrust, the Company entered into a transition services agreement with InvenTrust under which InvenTrust agreed to provide certain transition services to the Company, including services related to information technology systems, financial reporting and accounting and legal services. The expiration date varied by service provided and the agreement terminated on the earlier of March 31, 2016 or the termination of the last service provided under it. In June 2015, the Company terminated all fee-based services provided under the transition services agreement effective July 31, 2015, and thereafter, no additional fees were incurred for services provided by InvenTrust.
As of December 31, 2015, the Company owed $2.6 million to InvenTrust, which is included in other liabilities in the consolidated balance sheet, for purchases of furniture, fixtures and equipment funded by InvenTrust and for other taxes paid by InvenTrust on behalf of the Company.
7. Intangible Assets and Goodwill
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Intangible assets:
Acquired in-place lease intangibles	$2,247	$2,942
Acquired above market lease costs	405	482
Acquired below market ground lease	36,208	17,091
Advance bookings	263	12,092
Accumulated amortization	(4,324)	(16,661)
Net intangible assets	$34,799	$15,946
Goodwill	42,113	42,113
Total intangible assets, net	$76,912	$58,059
Intangible liabilities:
Acquired below market lease costs	$(4,477)	$(4,631)
Acquired above market ground lease	—	—
Accumulated amortization	791	691
Intangible liabilities, net	$(3,686)	$(3,940)
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

The following table summarizes the amortization related to intangibles for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Amortization of above and below market lease intangibles:
Acquired above market lease costs	$(102)	$(124)
Acquired below market lease costs	254	272
Net other revenues increase attributable to amortization	$152	$148

Acquired in-place lease intangibles	$608	$964
Acquired below market ground lease	$647	$380
Advance bookings	$1,699	$2,485
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities at December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Amortization of above and below market lease intangibles:
Acquired above market lease costs	$(38)	$(20)	$(19)	$—	$—	$—	$(77)
Acquired below market lease costs	249	194	194	194	194	2,661	3,686
Net other revenues increase attributable to amortization	$211	$174	$175	$194	$194	$2,661	$3,609

Acquired in-place lease intangibles	$471	$157	$100	$—	$—	$—	$728
Acquired below market ground lease	669	669	669	669	669	30,606	33,951
Advance bookings	31	12	—	—	—	—	43

8. Debt
Debt as of December 31, 2016 and 2015 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type(1)	Rate(2)		Maturity Date	December 31, 2016	December 31, 2015
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center(3)	Fixed	5.50%		12/6/2016	$—	$97,000
Renaissance Austin Hotel(4)	Fixed	5.51%		12/8/2016	—	83,000
Courtyard Pittsburgh Downtown(5)	Fixed	4.00%		3/1/2017	—	22,607
Marriott Griffin Gate Resort & Spa(6)	Variable	3.02%		3/23/2017	—	34,374
Courtyard Birmingham Downtown at UAB(4)	Fixed	5.25%		4/1/2017	—	13,353
Hilton University of Florida Conference Center Gainesville(7)	Fixed	6.46%		2/1/2018	—	27,775
Fairmont Dallas	Variable	2.66%		4/10/2018	55,498	56,217
Residence Inn Denver City Center	Variable	3.00%		4/17/2018	45,210	45,210
Bohemian Hotel Savannah Riverfront	Variable	3.10%		12/17/2018	27,480	27,480
Andaz Savannah	Variable	2.62%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Fixed(8)	2.98%		1/17/2019	41,000	41,000
Hotel Monaco Chicago(9)	Variable	2.95%		1/17/2019	21,644	26,000
Loews New Orleans Hotel	Variable	2.98%		2/22/2019	37,500	37,500
Andaz Napa	Fixed(10)	2.99%		3/21/2019	38,000	38,000
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	3.12%	(11)	5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	16,403	16,877
Grand Bohemian Hotel Charleston (VIE)	Variable	3.16%		11/10/2020	19,628	19,950
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	3.26%		12/27/2020	25,899	25,784
Marriott Dallas City Center(12)	Variable	3.01%		1/3/2022	51,000	40,090
Hyatt Regency Santa Clara(12)	Variable	2.76%		1/3/2022	90,000	60,200
Hotel Palomar Philadelphia(13)	Fixed(13)	4.14%		1/13/2023	60,000	—
Residence Inn Boston Cambridge(14)	Fixed	4.48%		11/1/2025	63,000	63,000
Grand Bohemian Hotel Orlando(15)	Fixed	4.53%		3/1/2026	60,000	49,360
Total Mortgage Loans		3.31%	(2)		$783,762	$956,277
Mortgage Loan Premium / Discounts, net(16)	—	—		—	(319)	(661)
Unamortized Deferred Financing Costs, net	—	—		—	(6,311)	(8,305)
Senior Unsecured Credit Facility	Variable	2.31%		2/3/2019	—	—
Unsecured Term Loan $175M	Fixed(17)	2.74%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M(18)	Fixed(17)	3.53%		10/22/2022	125,000	—
Debt, net of loan discounts, premiums and unamortized deferred financing costs(19)		3.24%	(2)		$1,077,132	$1,122,311

(1)	Variable index is one month LIBOR.

(2)	Represents the weighted average interest rate as of December 31, 2016.

(3)	In September 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan of $97 million.

(4)
In October 2016, the Company elected its prepayment option for the Renaissance Austin Hotel and the Courtyard Birmingham Downtown at UAB and repaid the outstanding balances of the mortgage loans of $83 million and $13 million, respectively.

(5)	In June 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan of $22.3 million.

(6)
In March 2016, the Company elected to exercise its rights under the terms of the mortgage loan to extend the maturity date to March 23, 2017. In October 2016, the Company elected its prepayment option and repaid the outstanding balance of the mortgage loan of $33.8 million.

(7)
The hotel was sold in February 2016, and the related debt was paid off with proceeds from the sale. The $27.8 million balance of the mortgage was included in liabilities associated with assets held for sale as of December 31, 2015.

(8)	In August 2016, the Company entered into an interest rate swap agreement for the entire $41.0 million mortgage loan to fix the interest rate at 2.98% for the remaining term of the loan.

(9)	During 2016, the Company made additional principal payments of $4.4 million to comply with covenant requirements under the terms of the mortgage loan.

(10)
Obtained incremental proceeds under terms of the mortgage of $7.5 million in November 2015. Then, in August 2016, the Company entered into an interest rate swap agreement for the entire $38.0 million mortgage loan to fix the interest rate at 2.99% for the remaining term of the loan.

(11)	The Company modified the terms of the loan in December 2015 to lower the interest rate spread over LIBOR from 3.15% to 2.50% and to extend the prepayment provision.

(12)
In October 2016, the Company modified the loans collateralized by the Marriott Dallas City Center and the Hyatt Regency Santa Clara. The amendments resulted in $11 million and $30 million of additional proceeds, respectively, and extended the maturity dates to January 2022.

(13)
In January 2016, the Company entered into a $60 million mortgage loan maturing in January 2023. Simultaneously with the closing of the mortgage loan, the Company entered into an interest rate swap to fix the interest rate at 4.14% for the remaining term of the loan.

(14)
In October 2015, Company refinanced the mortgage with a new loan bearing a 4.48% fixed interest rate and November 2025 maturity. Additional proceeds of $33 million were received under the refinanced terms of the mortgage.

(15)
In February 2016, the Company refinanced the mortgage with a new loan bearing a 4.53% fixed interest rate and March 2026 maturity. Additional proceeds of approximately $11 million were received under the refinanced terms of the mortgage, which increased the principal of the loan from approximately $49 million to $60 million.

(16)	Loan premium/(discounts) on assumed mortgages recorded in purchase accounting and/or upon modification, net of the accumulated amortization.

(17)	LIBOR has been fixed for the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(18)	Funded in January 2016 in connection with the acquisition of the Hotel Commonwealth.

(19)
Includes the Hilton University of Florida Conference Center Gainesville mortgage of $27.8 million that is included in liabilities associates with assets held for sale on the consolidated balance sheet as of December 31, 2015.

In connection with repaying mortgage loans during the years ended December 31, 2016 and 2015, the Company incurred prepayment and extinguishment fees of approximately $4.8 million and $5.3 million, respectively, which is included in the loss on extinguishment of debt in the accompanying combined consolidated statements of operations and comprehensive income for the period then ended. The loss from extinguishment of debt also represents the write-off of any unamortized deferred financing costs incurred when the original agreements were executed and termination penalty payments.
Debt outstanding as of December 31, 2016 and December 31, 2015 was $1,084 million and $1,131 million and had a weighted average interest rate of 3.24% and 3.51% per annum, respectively. Mortgage premiums and discounts was a net $0.3 million and $0.7 million as of December 31, 2016 and 2015, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2016	Weighted average interest rate
2017	$2,612	3.26%
2018	130,900	2.91%
2019	273,377	3.02%
2020	59,111	3.42%
2021	177,269	2.81%
Thereafter	440,493	3.68%
Total Debt	$1,083,762	3.24%
Total Mortgage Discounts, net	(319)	—
Unamortized Deferred Financing Costs, net	(6,311)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,077,132	3.24%
Of the total outstanding debt at December 31, 2016, approximately $13.9 million is recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the prepayment of an extension fee. We expect to repay, refinance, or extend our maturing debt as they become due.

Term Loan Facilities
In October 2015, the Company executed a $175 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in February 2021. Simultaneously with the closing of the $175 million unsecured term loan, the Company entered into swap agreements to fix LIBOR at 1.29% for the entire term of the loan, for a combined rate of 2.74% as of December 31, 2016. A portion of the proceeds from the $175 million unsecured term loan was used to pay off the outstanding balance on the unsecured revolving credit facility and the remaining proceeds were used to pay off one property level mortgage with a principal balance of $53 million.
Additionally, in October 2015, the Company executed a $125 million unsecured term loan with an interest rate of LIBOR plus the applicable rate, as defined per the respective agreement, maturing in October 2022. In December 2015, the Company entered into swap agreements to fix LIBOR at 1.83% for the entire term of the loan, for a combined rate of 3.53% as of December 31, 2016. The $125 million unsecured term loan was funded in January 2016 in connection with the acquisition of the Hotel Commonwealth.
Senior Unsecured Credit Facility
Prior to the consummation of the spin-off, the Company was allocated $96.0 million of InvenTrust's revolving credit facility. Effective February 3, 2015, this allocation was terminated and the Company entered into a new $400 million senior unsecured credit facility with a syndicate of banks. The new revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows the Company to increase the aggregate availability by up to an additional $350 million. Borrowings under the revolving credit facility bear interest based on LIBOR plus a margin ranging from 1.50% to 2.45% (or, at the Company's election upon achievement of an investment grade rating from Moody’s Investor Services, Inc. or Standard & Poor’s Rating Services, interest based on LIBOR plus a margin ranging from 0.875% to 1.50%). In addition, until such election, the Company is required to pay an unused commitment fee of up to 0.30% of the unused portion of the credit facility based on the average daily unused portion of the credit facility; thereafter, the Company is required to pay a facility fee ranging between 0.125% and 0.35% based on the Company's debt rating.
As of December 31, 2016, there was no outstanding balance on the senior unsecured facility. During the years ended December 31, 2016 and 2015 the Company incurred unused fees of approximately $1.2 million and $1.0 million, respectively.
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
As of December 31, 2016, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facility, unsecured term loans or mortgage loans.

9. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  At December 31, 2016, all derivative instruments were designated as cash flow hedges.
At December 31, 2016, the aggregate fair value of interest rate swap assets of $5.1 million was included in other assets in the accompanying consolidated balance sheet. For the year ended December 31, 2016, the Company had an unrealized loss of $0.3 million that is included in the combined consolidated statements of operations and comprehensive income. At December 31, 2015, the aggregate fair value of interest rate swap assets of $1.8 million was included in other assets in the accompanying consolidated balance sheet and the aggregate fair value of interest rate swap liabilities of $0.3 million was included in other liabilities in the accompanying consolidated balance sheet. For the year ended December 31, 2015, the Company had an unrealized gain of $1.5 million that is included in the combined consolidated statements of operations and comprehensive income.
The following table summarizes the terms of the derivative financial instruments held by the Company and the asset (liability) that has been recorded (in thousands):

						Notional Amounts		Fair Value
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$50,000	$767	$604
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	65,000	1,022	817
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	60,000	940	754
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	50,000	50,000	193	(229)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	25,000	88	(145)
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	25,000	84	(126)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	25,000	80	(132)
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	60,000	—	1,200	—
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.50%	9/1/2016	1/17/2019	41,000	—	327	—
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 2.50%	9/1/2016	3/21/2019	38,000	—	354	—
						$439,000	$300,000	$5,055	1,543
There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge ineffectiveness testing during the years ended December 31, 2016 and December 31, 2015, respectively.

For the year ended December 31, 2016, the Company reclassified $3.8 million from accumulated other comprehensive income to interest expense. The Company expects approximately $1.6 million will be reclassified from accumulated other comprehensive income to interest expense in the next 12 months.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which is netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	December 31, 2016	December 31, 2015
Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Assets
Interest rate swaps	$5,055	$1,820
Liabilities
Interest rate swaps	—	(277)
Total	$5,055	$1,543
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
Non-Recurring Measurements
Investment Properties
During the year ended December 31, 2016, the Company identified three hotel properties that had a reduction in their expected holding period and reviewed the probability of the assets' disposition. The Company recorded an impairment charge of $10.0 million for the year ended December 31, 2016, based on the estimated fair value using purchase contracts and average selling costs. These properties were subsequently sold in April, May, and June 2016, respectively. No impairments were recorded for the year ended December 31, 2015.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the combined consolidated financial statements as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$1,083,443	$1,074,820	$1,130,616	$1,137,149
Total	$1,083,443	$1,074,820	$1,130,616	$1,137,149
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.14% and 3.48% per annum as of December 31, 2016 and December 31, 2015, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2016 and 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
11. Income Taxes
The Company elected to be taxed as, and has operated in a manner that management believes will allow the Company to continue to qualify as, a REIT under the Code for federal income tax purposes. So long as the Company qualifies as s a REIT, it generally will not be subject to U.S. federal corporate income tax on the net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for the four years following the failure. Even if the Company continues to qualify for taxation as a REIT, the Company also may be subject to certain federal, state, and local taxes on its income and assets, including (1) alternative minimum taxes, (2) taxes on any undistributed income, (3) taxes related to its TRS, (4) certain state or local income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes.
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as TRSs pursuant to the Code. TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company’s hotels are leased, through its Operating Partnership, to certain subsidiaries of the Company’s TRS. Lease revenue at the Operating Partnership and lease expense from the TRS subsidiaries are eliminated in consolidation for financial statement purposes.
For the year ended December 31, 2016 the Company recognized income tax expense of $5.1 million. The Company determined income tax expense for the year ended December 31, 2016 using an estimated federal and state statutory combined rate of 36.26%.
During the year ended December 31, 2015, the Company recognized income tax expense of $6.3 million, of which $1.9 million of the expense related to taxes on a gain on the transfer of a hotel resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT. The Company's effective tax rate differed from the federal statutory rate predominately due to the dividends paid deduction, state income taxes, and changes to valuation allowances.
During the year ended 2014, the Company recognized $5.9 million income tax expense which was calculated on a "carve-out" basis from InvenTrust. During the year ended 2014, the Company also recognized income tax expense of $4.6 million related to the operations of the Suburban Select Service Portfolio, which was included in discontinued operations.

For both the years ended December 31, 2016 and 2015, 100% of the distributions made to stockholders were taxable as ordinary income for federal tax purposes.
The provision for income taxes related to continuing operations consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(3,139)	$(4,028)	$(1,340)
State	(1,196)	(2,178)	(1,102)
Total current	$(4,335)	$(6,206)	$(2,442)
Deferred:
Federal	$(71)	$(471)	$(3,303)
State	(671)	382	(120)
Total deferred	$(742)	$(89)	$(3,423)
Total tax provision	$(5,077)	$(6,295)	$(5,865)
Total tax provision attributable to discontinued operations	$—	$—	$(4,566)
Below is a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes:

	Years Ended December 31,
	2016	2015	2014
Provision for income taxes at statutory rate	$(32,024)	$(33,393)	$(14,199)
Tax benefit related to REIT operations	28,351	27,783	8,786
Income for which no federal tax benefit was recognized	(7)	(1,930)	(3,092)
Valuation allowances	(20)	2,752	3,496
Impact of rate change on deferred tax balances	(666)	—	—
State tax provision, net of federal	(986)	(1,706)	(1,015)
Other	275	199	159
Total tax provision	$(5,077)	$(6,295)	$(5,865)
Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively, and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Net operating loss	$4,501	$5,063
Deferred income	1,414	1,567
Miscellaneous	89	100
Total deferred tax assets	$6,004	$6,730
Less: Valuation allowance	(4,442)	(4,426)
Net deferred tax assets	$1,562	$2,304
The Company's remaining U.S. federal net operating loss carryforwards were $11.2 million as of December 31, 2016 and 2015, respectively, and are all subject to limitation. As such, the Company has established a valuation allowance against such amounts. The Company had state net operating loss carryfowards of $26.1 million and $11.2 million as of December 31, 2016 and 2015, respectively, certain of which are subject to limitation. As such, the Company established a $23.4 million and $11.2 million valuation allowance as of December 31, 2016 and 2015, respectively, against these amounts.

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
Based upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $4.4 million, at December 31, 2016. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
During the year ended December 31, 2016 and 2015, the Company increased $20 thousand and reversed $2.8 million, respectively, of the valuation allowance associated with certain deferred tax assets generated by net operating losses. In connection with the utilization of all non-limited U.S. federal net operating loss carryforwards, the Company has determined that such difference will be fully realized.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2016. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2016. The Company has no material interest or penalties relating to income taxes recognized in the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2016, 2015, and 2014 or in the consolidated balance sheets as of December 31, 2016 and 2015. As of December 31, 2016, the Company’s 2016, 2015, and 2014 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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
On September 30, 2015, the Company redeemed its 125 outstanding shares of the Series A Preferred Stock and the Operating Partnership redeemed its 125 outstanding units of the Series A Preferred Units, for $1,000 per share/unit plus accrued and unpaid dividends of $31.25 per share/unit, and a $100.00 redemption premium, for an aggregate per share/unit redemption of $1,131.25. Dividends on the Series A Preferred Stock ceased accruing on September 30, 2015. Following the redemption, in accordance with the Company’s charter, the Board of Directors of the Company reclassified the unissued shares of the Company’s Series A Preferred Stock as authorized but unissued shares of Preferred Stock without designation as to series.
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
Distributions
Common Stock
The Company declared dividends of $1.10 per common stock totaling $118.9 million during the year ended December 31, 2016 and $0.84 per common stock totaling $93.6 million during the year ended December 31, 2015. For income tax purposes, dividends paid per share on our common stock during the year ended December 31, 2016 and 2015 were 100% taxable as ordinary income.
Preferred Stock
The Company declared and paid dividends of $12 thousand on its 12.5% Series A preferred stock during the year ended December 31, 2015. For income tax purposes, dividends paid per share on our common stock during the year ended December 31, 2015 were 100% taxable as ordinary income.
Non-controlling Interest of Common Units in Operating Partnership
As of December 31, 2016, the Operating Partnership had 1,378,573 long-term incentive partnership units ("LTIP units") outstanding, representing a 1.3% partnership interest held by the limited partners. Of the 1,378,573 LTIP units outstanding at December 31, 2016, 118,960 units had vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described in the Note 14. As of December 31, 2015, the Operating Partnership had 521,450 long-term incentive partnership units ("LTIP units") outstanding, representing a 0.5% partnership interest held by the limited partners.
The Company declared dividends of $1.10 per LTIP unit totaling $372 thousand during the year ended December 31, 2016 and $0.84 per LTIP unit totaling $102 thousand during the year ended December 31, 2015. As of December 31, 2016 and 2015, the Company accrued $97 thousand and $34 thousand, respectively, in dividends related to the LTIP units.
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
For the year ended December 31, 2016, 4,966,763 shares, had been repurchased under the Repurchase Program, at a weighted average price of $14.89 per share for an aggregate purchase price of $74 million. As of December 31, 2016, the Company had approximately $101 million remaining under its share repurchase authorization.
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
Income allocated to non-controlling interest in the Operating Partnership has been excluded from the numerator and Operating Partnership Units and vested LTIP Units in the Operating Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.
For periods prior to the spin-off, basic and diluted earnings per share was calculated by dividing net income attributable to the Company by the 113.4 million shares of Common Stock outstanding upon the completion of the spin-off (based on a distribution ratio of one share of Common Stock for every eight shares of InvenTrust common stock).
The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income from continuing operations	$86,730	$89,131	$34,679
Non-controlling interests in consolidated entities (Note 5)	268	567	—
Non-controlling interests of common units in Operating Partnership (Note 1)	(1,143)	(451)	—
Dividends, preferred shares	—	(12)	—
Dividends, unvested share-based compensation	(473)	(132)	—
Net income from continuing operations available to common stockholders	$85,382	$89,103	$34,679
Net income (loss) from discontinued operations, net of tax	—	(489)	75,120
Net income available to common stockholders	$85,382	$88,614	$109,799

Denominator:
Weighted average shares outstanding - Basic	108,012,708	111,989,686	113,397,997
Effect of dilutive share-based compensation	130,290	148,537	—
Weighted average shares outstanding - Diluted	108,142,998	112,138,223	113,397,997

Basic and diluted earnings per share:
Net income from continuing operations	$0.79	$0.79	$0.31
Loss from discontinued operations, net of tax	—	—	0.66
Net income per share	$0.79	$0.79	$0.97
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

During 2014, InvenTrust and the Company granted share units to certain members of management, the vesting of which was conditioned upon a triggering event, such as a listing or a change in control (the "2014 Share Unit Grants"). A triggering event occurred in February 2015 upon the completion of the spin-off of the Company. As of December 31, 2016, 98,486 of the 2014 Share Unit Grants were outstanding to certain members of management that will pro-rata vest annually over the remaining two years of the original three year vesting period and are based on continued employment. Additionally, as of December 31, 2016, 145,283 of the 2014 Share Unit Grants were outstanding to certain members of management that cliff vest in March 2017 and are based on continued employment. Each 2014 Share Unit Grant is convertible to one unit of Common Stock upon vesting.
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
Restricted Stock Units Grants
Between May 5, 2015 and September 30, 2015, the Compensation Committee ("the Compensation Committee") of the Board of Directors of the Company granted share units to certain members of management (the "2015 Restricted Stock Units"). The 2015 Restricted Stock Units include 67,669 share units that are time-based and vest over a three-year period, and 17,032 share units that are performance based. Both the time-based and performance-based units are subject to continued employment and have a weighted average grant date fair value of $20.18 per share.
In March 2016, the Compensation Committee ("the Compensation Committee") of the Board of Directors of the Company granted share units to certain Company employees (the "2016 Restricted Stock Units"). The 2016 Restricted Stock Units include 104,079 restricted stock units that are time-based and vest over a three-year period and 51,782 restricted stock units that are performance-based. Both the time-based and performance-based units are subject to continued employment and have a weighted average grant date fair value of $13.09 per share.
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
Of the performance-based 2015 and 2016 Restricted Stock Units, twenty-five percent (25%) are designated as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units"), and vest based on varying levels of the Company’s TSR over the defined performance period. The other seventy-five percent (75%) of the performance-based 2015 and 2016 Restricted Stock Units are designated as relative TSR share units (the "Relative TSR Share Units") and vest based on the ranking of the Company’s TSR as compared to its defined peer group over the defined performance period.
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

In May 2015, the Compensation Committee approved the issuance of 409,874 performance-based LTIP Units (the "2015 Class A LTIP Units") and 88,175 time-based LTIP Units (the "2015 Time-Based LTIP Units") of the Operating Partnership under the 2015 Incentive Award Plan that had a weighted average grant date fair value of $14.10 per unit.
Each award of 2015 Time-Based LTIP Units will vest as follows, subject to the executive’s continued service through each applicable vesting date: 33% on February 4, 2016, the first anniversary of the vesting commencement date of the award (February 4, 2015), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
In June 2015, pursuant to the Company's Director Compensation Program, as amended and restated as of May 29, 2015, the Company approved the issuance of an aggregate of 23,401 fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors upon election to our Board of Directors with a weighted average grant date fair value of $22.44 per share
In March 2016, the Compensation Committee approved the issuance of 664,515 performance-based LTIP Units (the "2016 Class A LTIP Units") and 78,076 time-based LTIP Units (the "2016 Time-Based LTIP Units") of the Operating Partnership under the 2015 Incentive Award Plan that had a weighted average grant date fair value of $7.86 per unit.
In April 2016, the Compensation Committee approved the issuance of 110,179 2016 Class A LTIP Units and 12,945 2016 Time-Based LTIP Units to a new executive that had an average grant date fair value of $7.85 per unit.
Each award of 2016 Time-Based LTIP Units will vest as follows, subject to the executive’s continued service through each applicable vesting date: 33% on February 4, 2017, which is the first anniversary of the vesting commencement date of the award (February 4, 2016), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
In May 2016, pursuant to the Company's Director Compensation Program, as amended and restated as of September 17, 2015, the Company approved the issuance of 33,894 fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors with a weighted average grant date fair value of $15.49.
A portion of each award of Class A 2015 and 2016 LTIP Units is designated as a number of "base units." Twenty-five percent (25%) of the base units are designated as absolute TSR base units, and vest based on varying levels of the Company’s TSR over the defined performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to its defined peer group over the defined performance period.
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

The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of December 31, 2016 and 2015:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Non-vested as of January 1, 2015	817,640	—	—	817,640
Adjustment for final units at spin-off date	(462,959)	—	—	(462,959)
Granted	—	84,701	521,450	606,151
Vested	(8,977)	—	(23,401)	(32,378)
Expired	—	—	—	—
Forfeited	(3,485)	—	—	(3,485)
Non-vested as of December 31, 2015	342,219	84,701	498,049	924,969
Granted	—	182,599	899,609	1,082,208
Vested	(98,450)	(29,148)	(95,559)	(223,157)
Expired	—	—	(42,486)	(42,486)
Forfeited	—	—	—	—
Non-vested as of December 31, 2016	243,769	238,152	1,259,613	1,741,534
Vested as of December 31, 2016	107,427	29,148	118,960	255,535
Weighted average fair value of non-vested shares/units	$20.18	$14.92	$9.67	$11.86

(1)	Includes Time-Based LTIP Units and Class A LTIP Units.

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

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
May 5, 2015
Absolute TSR Restricted Stock Units	25%	$9.51	26.85%	0.09% - 1.05%	4.25%
Relative TSR Restricted Stock Units	75%	$16.16	26.85%	0.09% - 1.05%	4.25%
Absolute TSR Class A LTIPs	25%	$9.51	26.85%	0.09% - 1.05%	4.25%
Relative TSR Class A LTIPs	75%	$16.16	26.85%	0.09% - 1.05%	4.25%
March 17, 2016 and April 25, 2016
Absolute TSR Restricted Stock Units	25%	$6.88	31.42%	0.50% - 1.14%	7.12%
Relative TSR Restricted Stock Units	75%	$8.85	31.42%	0.50% - 1.14%	7.12%
Absolute TSR Class A LTIPs	25%	$7.06	31.42%	0.50% - 1.14%	7.12%
Relative TSR Class A LTIPs	75%	$8.95	31.42%	0.50% - 1.14%	7.12%
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
For the year ended December 31, 2016, the Company recognized approximately $9.5 million in compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, other officers and members of management, which included $1.2 million of accelerated share-based compensation expense related to management transition and severance agreement, $0.5 million provided to the Company's Board of Directors, and capitalized approximately $0.6 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of December 31, 2016, there was $10.5 million of total unrecognized compensation costs related to non-vested restricted stock units, Class A LTIP Units and Time-Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 1.6 additional years.
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
In addition, in connection with the 2014 Share Unit Plan and the 2015 Incentive Award Plan, during the year ended December 31, 2015 the Company recognized approximately $5.1 million, in compensation expense (net of forfeitures) related to share units, Class A LTIP Units and Time-Based LTIP Units provided to certain of its executive officers, other officers and members of management and capitalized approximately $0.4 million, related to restricted stock units provided to certain other officers and members of management that oversee development and capital projects on behalf of the Company. Additionally, this includes a cumulative catch up for compensation expenses related to the fourth quarter of 2014 because the effectiveness of the grants was subject to the completion of the spin-off of the Company from InvenTrust, which occurred on February 3, 2015. As of December 31, 2015, there was $10.4 million of total unrecognized compensation costs related to non-vested restricted share units, Class A LTIP Units and Time Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2 years.
15. Commitments and Contingencies
Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2016 and December 31, 2015, the Company had a balance of $58.6 million and $65.7 million, respectively, in reserves for such future improvements which is included in restricted cash and escrows on the consolidated balance sheets.
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
Ground Leases
The Company leases the land from third parties underlying four of its hotels and has a partial ground lease for the meeting facility at one hotel. The average remaining initial lease term at December 31, 2016 was approximately 46 years, and the average remaining lease term including available renewal rights under the terms of the lease agreements was approximately 64 years.
All of the Company's ground leases are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense ratably over the term of the lease. During the years ended December 31, 2016, 2015, and 2014, we recognized ground lease expense of $5.4 million, $5.2 million, and $5.5 million, respectively, which includes amortization of ground lease intangibles and variable rent payments, and is included in ground lease expense on the combined consolidated statements of operations and comprehensive income.
As of December 31, 2016, future minimum ground lease payments are as follows (in thousands):

2017	$3,232
2018	3,232
2019	3,232
2020	3,232
2021	3,232
Thereafter	104,046
Total	$120,206
16. Subsequent Events
In February 2017, the Company executed swaps to fix the interest rates on the loans collateralized by the Marriott Dallas City Center and the Hyatt Regency Santa Clara at 4.05% and 3.81%, respectively, which become effective March 1, 2017 through the maturity of the mortgage loans in January 2022.

17. Quarterly Operating Results (unaudited)
The following represents the results of operations, for each quarterly period, during the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$235,035	$261,378	$233,946	$219,801	$950,160
Net income (loss) from continuing operations	(9,169)	26,141	20,431	49,327	86,730
Net income (loss) attributable to non-controlling interests	254	(373)	(189)	(567)	(875)
Net income (loss) attributable to the Company	(8,915)	25,768	20,242	48,760	85,855
Net income (loss) attributable to common stockholders	(8,915)	25,768	20,242	48,760	85,855
Net income (loss) per share available to common stockholders, basic and diluted	$(0.08)	$0.24	$0.19	$0.44	$0.79

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$227,874	$251,223	$248,453	$248,594	$976,144
Net income (loss) from continuing operations	(14,377)	23,750	17,847	61,911	89,131
Net loss from discontinued operations	(489)	—	—	—	(489)
Net income (loss) attributable to non-controlling interests	—	(3)	251	(132)	116
Net income (loss) attributable to the Company	(14,866)	23,747	18,098	61,779	88,758
Net income (loss) attributable to common stockholders	(14,866)	23,739	18,094	61,779	88,746
Net income (loss) per share available to common stockholders, basic and diluted	$(0.13)	$0.21	$0.16	$0.55	$0.79

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2016

		Initial Cost (A)				Gross amount at which carried at end of period
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Andaz Napa Napa, CA	$38,000	$10,150	$57,012	$—	$797	$10,150	$57,809	$67,959	$12,351	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	4,684	6,949	48,114	55,063	9,088	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	21,500	2,680	36,212	—	553	2,680	36,765	39,445	5,275	2009	9/10/2013	5 - 30 years
Aston Waikiki Beach Hotel Honolulu, HI	—	—	171,989	—	4,836	—	176,825	176,825	24,312	1969	2/28/2014	5 - 30 years
Bohemian Hotel Celebration, an Autograph Collection Hotel Celebration, FL	—	1,232	19,000	—	1,310	1,232	20,310	21,542	3,888	1999	2/6/2013	5 - 30 years
Bohemian Hotel Savannah, an Autograph Collection Hotel Savannah, GA	27,480	2,300	24,240	—	1,176	2,300	25,416	27,716	6,652	2009	8/9/2012	5 - 30 years
Canary Santa Barbara Santa Barbara, CA	—	22,361	57,822	—	589	22,361	58,411	80,772	3,822	2005	7/16/2015	5 - 30 years
Courtyard Birmingham Downtown at UAB Birmingham, AL	—	—	20,810	1,552	2,411	1,552	23,221	24,773	10,510	2005	2/8/2008	5 - 30 years
Courtyard Fort Worth Downtown/Blackstone Fort Worth, TX	—	774	45,820	—	6,342	774	52,162	52,936	21,986	1929	2/8/2008	5 - 30 years
Courtyard Kansas City Country Club Plaza Kansas City, MO	—	3,426	16,349	—	3,868	3,426	20,217	23,643	9,617	1926	7/1/2007	5 - 30 years
Courtyard Pittsburgh Downtown Pittsburgh, PA	—	2,700	33,086	—	2,711	2,700	35,797	38,497	11,201	1898/1902	5/11/2010	5 - 30 years
Fairmont Dallas Dallas, TX	55,498	8,700	60,634	—	17,175	8,700	77,809	86,509	27,569	1968	8/1/2011	5 - 30 years
Grand Bohemian Hotel Charleston Charleston, SC	19,628	4,550	26,582	—	119	4,550	26,701	31,251	1,776	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook Birmingham, AL	25,899	2,000	42,246	—	277	2,000	42,523	44,523	2,625	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, an Autograph Collection Hotel Orlando, FL	60,000	7,739	75,510	—	3,132	7,739	78,642	86,381	15,844	2001	12/27/2012	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2016

		Initial Cost (A)				Gross amount at which carried at end of period
Hotel	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Hampton Inn & Suites Baltimore Inner Harbor Baltimore, MD	$—	$1,700	$21,067	$—	$2,197	$1,700	$23,264	$24,964	$9,060	1906	7/1/2007	5 - 30 years
Hilton Garden Inn Washington DC Downtown Washington, DC	—	18,800	64,359	—	6,087	18,800	70,446	89,246	30,175	2000	2/8/2008	5 - 30 years
Hotel Commonwealth Boston, MA	—	—	114,085	—	211	—	114,296	114,296	5,222	2003	1/15/2016	5 - 30 years
Hotel Monaco Chicago Chicago, IL	21,644	15,056	40,841	—	1,727	15,056	42,568	57,624	7,667	1912	11/1/2013	5 - 30 years
Hotel Monaco Denver Denver, CO	41,000	5,742	69,158	—	1,656	5,742	70,814	76,556	11,421	1917/1937	11/1/2013	5 - 30 years
Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	3,002	1,777	59,158	60,935	9,233	1924	11/1/2013	5 - 30 years
Hotel Palomar Philadelphia Philadelphia, PA	60,000	9,060	90,909	—	671	9,060	91,580	100,640	6,277	1929	7/28/2015	5 - 30 years
Hyatt Centric Key West Resort & Spa Key West, FL	—	40,986	34,529	—	5,393	40,986	39,922	80,908	6,307	1988	11/15/2103	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	90,000	—	100,227	—	11,661	—	111,888	111,888	19,482	1986	9/20/2013	5 - 30 years
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	18	4,144	2,700	6,844	187	1953	11/25/2014	5 - 30 years
Loews New Orleans New Orleans, LA	37,500	3,529	70,652	—	5,387	3,529	76,039	79,568	11,285	1972	10/11/2013	5 - 30 years
Lorien Hotel & Spa Alexandria, VA	—	4,365	40,888	—	1,006	4,365	41,894	46,259	8,064	2009	10/24/2013	5 - 30 years
Marriott Charleston Town Center Charleston, WV	16,403	—	26,647	—	9,017	—	35,664	35,664	12,794	1982	2/25/2011	5 - 30 years
Marriott Chicago at Medical District/UIC Chicago, IL	—	8,831	17,911	—	6,036	8,831	23,947	32,778	11,983	1988	2/8/2008	5 - 30 years
Marriott Dallas City Center Dallas, TX	51,000	6,300	45,158	—	20,598	6,300	65,756	72,056	27,193	1980	9/30/2010	5 - 30 years
Marriott Griffin Gate Resort & Spa Lexington, KY	—	8,638	54,960	1,498	8,992	10,136	63,952	74,088	17,026	1981	3/23/2012	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2016

		Initial Cost (A)				Gross amount at which carried at end of period
Hotel	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Marriott Napa Valley Hotel & Spa Napa Valley, CA	$—	$14,800	$57,223	$—	$16,038	$14,800	$73,261	$88,061	$16,166	1979	8/26/2011	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	—	36,700	72,370	—	23,236	36,700	95,606	132,306	23,670	1985	3/23/2012	5 - 30 years
Marriott West Des Moines Des Moines, IA	—	3,410	15,416	—	5,669	3,410	21,085	24,495	8,189	1981	5/11/2010	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	29,972	5,500	128,858	134,358	52,151	2002	11/21/2007	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	—	6,834	90,792	—	12,406	6,834	103,198	110,032	24,956	1983	3/23/2012	5 - 30 years
Renaissance Austin Hotel Austin, TX	—	10,656	97,960	—	12,562	10,656	110,522	121,178	27,334	1986	3/23/2012	5 - 30 years
Residence Inn Baltimore Inner Harbor Baltimore, MD	—	—	55,410	—	4,612	—	60,022	60,022	25,226	2005	2/8/2008	5 - 30 years
Residence Inn Boston Cambridge Cambridge, MA	63,000	10,346	72,735	—	6,391	10,346	79,126	89,472	30,264	1999	2/8/2008	5 - 30 years
Residence Inn Denver City Center Denver, CO	45,210	5,291	74,638	—	679	5,291	75,317	80,608	12,274	2006	4/17/2013	5 - 30 years
RiverPlace Hotel Portland, OR	—	18,322	46,664	—	690	18,322	47,354	65,676	3,445	1985	7/16/2015	5 - 30 years
Westin Galleria Houston Houston, TX	60,000	7,842	112,850	—	12,127	7,842	124,977	132,819	19,287	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	50,000	4,262	96,090	—	2,036	4,262	98,126	102,388	17,121	1971	8/22/2013	5 - 30 years
Totals	$783,762	$328,452	$2,472,005	$3,050	$260,057	$331,502	$2,732,062	$3,063,564	$619,975
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2016 for federal income tax purposes was approximately $3,157 million (unaudited).

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2016

(C)
Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges are recorded as a reduction in the basis.

(D)	Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2016	2015	2014
Balance at January 1	$3,221,989	$3,048,960	$2,875,766
Acquisitions	114,085	245,138	178,022
Capital improvements	57,919	50,640	48,489
Reclasses of properties under development	—	75,378	—
Disposals and write-offs	(330,429)	(141,265)	(53,317)
Properties classified as held for sale	—	(56,862)	—
Balance at December 31	$3,063,564	$3,221,989	$3,048,960

(E)	Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2016	2015	2014
Balance at January 1	$580,285	$505,986	$376,510
Depreciation expense, continuing operations	143,212	142,530	137,476
Depreciation expense, properties classified as held for sale	—	1,893	—
Accumulated depreciation, properties classified as held for sale	—	(22,353)	—
Disposals and write-offs	(103,522)	(47,771)	(8,000)
Balance at December 31	$619,975	$580,285	$505,986

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures & equipment	5	-	15 years