Form 10-Q
period 2017-03-31
Xenia Hotels & Resorts, Inc.
filed 2017-05-09
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 5, 2017, there were 106,795,619 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2017 and December 31, 2016
(Dollar amounts in thousands, except per share data)

	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Investment properties:
Land	$329,949	$331,502
Building and other improvements	2,720,027	2,732,062
Total	$3,049,976	$3,063,564
Less: accumulated depreciation	(645,491)	(619,975)
Net investment properties	$2,404,485	$2,443,589
Cash and cash equivalents	202,370	216,054
Restricted cash and escrows	69,200	70,973
Accounts and rents receivable, net of allowance for doubtful accounts	32,289	22,998
Intangible assets, net of accumulated amortization of $4,662 and $4,324, respectively	74,287	76,912
Other assets	35,200	29,819
Assets held for sale	16,651	—
Total assets (including $73,456 and $74,440, respectively, related to consolidated variable interest entities - Note 5)	$2,834,482	$2,860,345
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs	$1,076,989	$1,077,132
Accounts payable and accrued expenses	65,455	71,955
Distributions payable	29,873	29,881
Other liabilities	29,576	29,810
Liabilities associated with assets held for sale	267	—
Total liabilities (including $47,474 and $47,828, respectively, related to consolidated variable interest entities - Note 5)	$1,202,160	$1,208,778
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 106,849,093 and 106,794,788 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	$1,069	$1,068
Additional paid in capital	1,924,425	1,925,554
Accumulated other comprehensive income	6,925	5,009
Accumulated distributions in excess of net earnings	(323,401)	(302,034)
Total Company stockholders' equity	$1,609,018	$1,629,597
Non-controlling interests	23,304	21,970
Total equity	$1,632,322	$1,651,567
Total liabilities and equity	$2,834,482	$2,860,345
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2017 and 2016
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rooms revenues	$144,451	$159,318
Food and beverage revenues	61,825	63,468
Other revenues	12,184	12,249
Total revenues	$218,460	$235,035
Expenses:
Rooms expenses	33,630	36,775
Food and beverage expenses	39,184	42,233
Other direct expenses	3,007	3,965
Other indirect expenses	53,037	57,967
Management and franchise fees	11,378	12,248
Total hotel operating expenses	$140,236	$153,188
Depreciation and amortization	36,478	38,951
Real estate taxes, personal property taxes and insurance	11,360	12,033
Ground lease expense	1,376	1,353
General and administrative expenses	8,613	10,624
Acquisition transaction costs	6	140
Provision for asset impairment	—	7,594
Total expenses	$198,069	$223,883
Operating income	$20,391	$11,152
Gain on sale of investment properties	—	882
Other income	152	84
Interest expense	(10,150)	(12,840)
Loss on extinguishment of debt	—	(4,742)
Net income (loss) before income taxes	$10,393	$(5,464)
Income tax expense	(2,166)	(3,705)
Net income (loss)	$8,227	$(9,169)
Non-controlling interests in consolidated real estate entities (Note 5)	72	164
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(186)	90
Net (income) loss attributable to non-controlling interests	$(114)	$254
Net income (loss) attributable to common stockholders	$8,113	$(8,915)

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Continued
For the Three Months Ended March 31, 2017 and 2016
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Basic and diluted earnings per share
Net income (loss) per share available to common stockholders	$0.07	$(0.08)
Weighted average number of common shares (basic)	106,844,272	109,732,721
Weighted average number of common shares (diluted)	107,061,056	109,732,721

Comprehensive Income (Loss):
Net income (loss)	$8,227	$(9,169)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	1,143	(10,358)
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	812	924
	$10,182	$(18,603)
Comprehensive (income) loss attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 5)	72	164
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(225)	194
Comprehensive (income) loss attributable to non-controlling interests	(153)	358
Comprehensive income (loss) attributable to the Company	$10,029	$(18,245)
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2017
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at January 1, 2017	106,794,788	$1,068	$1,925,554	$5,009	$(302,034)	$8,877	$13,093	$21,970	$1,651,567
Net income (loss)	—	—	—	—	8,113	186	(72)	114	8,227
Repurchase of common shares, net	(107,509)	(1)	(1,786)	—	—	—	—	—	(1,787)
Dividends, common shares / units ($0.275)	—	—	—	—	(29,480)	(137)	—	(137)	(29,617)
Share-based compensation	259,166	3	2,416	—	—	1,385	—	1,385	3,804
Shares redeemed to satisfy tax withholding on vested share based compensation	(97,352)	(1)	(1,759)	—	—	—	—	—	(1,760)
Distributions to non-controlling interests	—	—	—	—	—	—	(67)	(67)	(67)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	1,121	—	22	—	22	1,143
Reclassification adjustment for amounts recognized in net income	—	—	—	795	—	17	—	17	812
Balance at March 31, 2017	106,849,093	$1,069	$1,924,425	$6,925	$(323,401)	$10,350	$12,954	$23,304	$1,632,322
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$8,227	$(9,169)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,280	38,199
Amortization of above and below market leases and other lease intangibles	354	775
Amortization of debt premiums, discounts, and financing costs	719	1,003
Loss on extinguishment of debt	—	4,742
Gain on sale of investment property, net	—	(882)
Provision for asset impairment	—	7,594
Share-based compensation expense	2,230	2,697
Other non-cash adjustments	—	109
Prepayment penalties and defeasance	—	(4,813)
Changes in assets and liabilities:
Accounts and rents receivable	(8,870)	(8,356)
Deferred costs and other assets	(1,610)	886
Accounts payable and accrued expenses	(5,054)	(5,072)
Other liabilities	1,938	6,176
Net cash provided by operating activities	$34,214	$33,889
Cash flows from investing activities:
Purchase of investment properties	—	(116,000)
Capital expenditures and tenant improvements	(14,936)	(7,268)
Proceeds from sale of investment properties	—	30,899
Restricted cash and escrows	3,496	4,189
Net cash used in investing activities	$(11,440)	$(88,180)
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	—	71,258
Payoffs of mortgage debt	—	(27,775)
Principal payments of mortgage debt	(642)	(874)
Proceeds from unsecured term loan	—	125,000
Payment of lender deposit for mortgage loan	(2,415)	(723)
Contributions from non-controlling interests	—	341
Repurchase of common shares	(1,787)	(49,287)
Shares redeemed to satisfy tax withholding on vested share based compensation	(1,760)	(510)
Dividends, common shares/units	(29,787)	(25,684)
Distributions paid to non-controlling interests	(67)	(33)
Net cash (used in) provided by financing activities	$(36,458)	$91,713
Net (decrease) increase in cash and cash equivalents	(13,684)	37,422
Cash and cash equivalents, at beginning of period	216,054	122,154
Cash and cash equivalents, at end of period	$202,370	$159,576

Supplemental disclosure of cash flow information:
Cash paid for taxes	$655	$325
Cash paid for interest	9,480	10,003

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,468	$1,087
Change in fair value of designated interest rate swaps	1,955	(9,434)
Deposit applied to purchase price of hotel property upon acquisition	—	20,000
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2017

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service, lifestyle and urban upscale hotels.
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of March 31, 2017, the Company collectively owned 98% of the common limited partnership units issued by the Operating Partnership ("Common Units"). The remaining 2% of the Common Units are owned by the other limited partners. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, Inc. and its subsidiaries (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels.
As of March 31, 2017, the Company owned 42 lodging properties, 40 of which were wholly owned. The remaining two hotels are owned through individual investments in real estate entities, in which the Company has a 75% ownership interest in each investment.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2017. Operating results for the three months ended March 31, 2017 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, and its consolidated investments in real estate entities. The Company's subsidiaries and consolidated investments in real estate entities generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2017.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past, current and expected economic conditions. Actual results could differ from these estimates.
Risks and Uncertainties
The Company has a geographical concentration risk related to revenues that are generated from three hotels located in the Houston-area market. For the three months ended March 31, 2017 and 2016, our three Houston-area hotels accounted for approximately 13% and 12%, respectively, of total revenues. To the extent that there are further adverse changes in this market, or the industry sectors that operate in this market, our business and operating results could be negatively impacted.

The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. Should any of our hotels experience a significant decline in operational performance, it may affect the Company's ability to make distributions to our stockholders and service debt or meet other financial obligations.
Consolidation
The Company evaluates its investments in partially owned entities to determine whether such entities may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the entity has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
Impairment
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset or a change in demand for lodging at the Company's hotels. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, the Company records an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation and amortization on the investment properties held for sale. The investment properties and liabilities associated with those investment properties that are held for sale are classified separately on the condensed consolidated balance sheet for the most recent reporting period, and are presented at the lesser of the carrying value or fair value, less costs to sell.
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in Accounting Standards Update ("ASU") No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), the operations for the investment properties held for sale are classified on the condensed consolidated statements of operations and comprehensive income (loss) as discontinued operations for all periods presented.
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, Operating Partnership units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve parity with other Operating Partnership units or achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and capitalized in building and other improvements in the condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018, pursuant to ASU No. 2015-09 which deferred the adoption date by one year. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues to evaluate the effect that ASU No. 2014-09 and related updates will have on its consolidated financial statements and related disclosures. Although the Company is still evaluating revenue recognition under the new model, a significant change to our current revenue recognition policies is not expected. Additionally, the Company has begun evaluating the sale of non-financial assets to entities that are not customers, such as the disposition of real estate assets. Historically, hotel dispositions have been cash sales that required no contingencies for future involvement in the hotel's operations and, therefore, the Company does not expect ASU No. 2014-09 to have a material impact on its recognition of hotel sales. The Company has not yet selected a transition method.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces Accounting Standards Codification ("ASC") Topic 840, Leases, and requires most lessee leases to be recorded on the Company's balance sheet as either operating or financing leases with a right of use asset with a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement on a straight-line basis as lease expense and financing leases will be accounted for similar to the accounting for amortizing debt. Leases with terms of less than 12 months will continue to be accounted for as they are under the current standard. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is still evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, but expects potentially significant lease-related right of use assets and liabilities to be recorded on the balance sheet for both equipment and ground leases for which the Company is the lessee. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate of the shares upon settlement of an award without causing the award to be classified as liability. The Company adopted this standard on January 1, 2017 and it did not have an impact on the Company's financial position, results of operations or cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which changes the way certain cash receipts and cash payments are presented and classified on the statement of cash flows in order to reduce diversity in practice across all industries. The standard clarifies classification for debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, and contingent consideration payments made after business combination among other things. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect ASU No. 2016-15 to have a significant impact on its condensed consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances the presentation requirements of restricted cash. The standard aims to unify presentation and minimize the diversity in practice. These presentation changes include increased disclosures surrounding the restrictions on cash and the inclusion of the restricted cash balance in the reconciliation completed at the end of the statement of cash flows. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect ASU No. 2016-18 to have a significant impact on its condensed consolidated financial statements and related disclosures.

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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance aims at better clarifying the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new standard is effective for the Company on January 1, 2018. The Company is evaluating the effect that ASU 2017-05 will have on its consolidated financial statements and related disclosures.
3. Investment Properties
During the three months ended March 31, 2017, the Company did not acquire any hotel properties.
In January 2016, the Company acquired the Hotel Commonwealth located in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs. The hotel has a total of 245-rooms, which includes a 96-room hotel expansion that was completed in December 2015. The Hotel Commonwealth is subject to a long-term ground lease, which expires in 2087, and was assumed by the Company as part of the hotel's acquisition. The revenues and net loss for the three months ended March 31, 2016 attributable to the Hotel Commonwealth were approximately $3.5 million and $924 thousand, respectively, which were included in the Company's condensed consolidated statements of operations and comprehensive income.
The following unaudited pro forma financial information presents the Company's consolidated results of operations as if the Hotel Commonwealth acquisition had taken place on January 1, 2016. The consolidated unaudited pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the Hotel Commonwealth acquisition had taken place on January 1, 2016, nor does it purport to represent the results of operations for future periods.
The unaudited consolidated proforma financial information is as follows (in thousands, except per share and per share data) for the three months ended March 31, 2016:

2016
Revenue	$235,329
Net loss attributable to common stockholders	$(9,172)
Net loss per share attributable to common stock - basic and diluted	$(0.08)
Weighted average number of common shares - basic and diluted	109,732,721
(1) The pro forma results above exclude acquisition costs.

4. Disposed Properties
In December 2016, the Company entered into a purchase and sale agreement to sell the Courtyard Birmingham Downtown at UAB for $30 million, excluding closing costs. During the three months ended March 31, 2017, the disposition met the held for sale criteria and as a result the hotel's assets and liabilities were reclassified to held for sale on the Company's condensed consolidated balance sheet as of March 31, 2017. At March 31, 2017, the Company expected to recognize a gain of approximately $13 million upon closing of the sale. The following represents the major classes of assets and liabilities associated with assets held for sale as of March 31, 2017 (in thousands):

March 31, 2017
Land	$1,553
Building and other improvements	23,161
Total	$24,714
Less accumulated depreciation	(10,650)
Net investment properties	$14,064
Intangible assets, net	2,287
Deferred costs and other assets	300
Total assets held for sale	$16,651

Accounts payable and accrued expenses	220
Other liabilities	47
Total liabilities associated with assets held for sale	$267
The operating results of the hotel held for sale as of March 31, 2017 are included in the Company's condensed consolidated statements of operations and comprehensive income (loss) as part of continuing operations as the sale did not represent a strategic shift or have a major effect on the Company's results of operations. In April 2017, the Company closed on the sale of Courtyard Birmingham Downtown at UAB.
In February 2016, the Company sold the Hilton University of Florida Conference Center Gainesville. The following represents the disposition details for the hotel sold during the three months ended March 31, 2016 (in thousands, except rooms):

Property	Date	Gross Sale Price	Net Proceeds(2)	Gain on Sale
Hilton University of Florida Conference Center Gainesville(1)	02/2016	$36,000	$32,055	$649
Total for the three months ended March 31, 2016		$36,000	$32,055	$649

(1)
Included in net income from continuing operations in the condensed consolidated statements of operations and comprehensive income (loss) for the periods of ownership through the date of disposition, as the sale did not represent a strategic shift or have a major effect on the Company's results of operations.

(2)	The Company was entitled to net proceeds at closing of $32.1 million, and in conjunction with the sale repaid the $27.8 million outstanding property level mortgage.

5. Investment in Real Estate Entities
The Company has a 75% interest in two investments in real estate entities that own and operate the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook. These entities are considered VIE's because the entities do not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIE's that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially be significant to the VIE, or the right to receive benefits from the VIE's that could potentially be significant to the VIE. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	March 31, 2017	December 31, 2016
Net investment properties	$70,255	$71,157
Other assets	3,201	3,283
Total assets	$73,456	$74,440
Mortgages, notes and margins payable	(44,970)	(45,287)
Other liabilities	(2,504)	(2,541)
Total liabilities	$(47,474)	$(47,828)
Net assets	$25,982	$26,612

6. Debt
Mortgages Payable
Debt as of March 31, 2017 and December 31, 2016 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	March 31, 2017	December 31, 2016
Mortgage Loans
Fairmont Dallas	Variable	2.98%		4/10/2018	$55,312	$55,498
Residence Inn Denver City Center	Variable	3.23%		4/17/2018	45,210	45,210
Bohemian Hotel Savannah Riverfront	Variable	3.33%		12/17/2018	27,480	27,480
Andaz Savannah	Variable	2.98%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Fixed(2)	2.98%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	3.23%		1/17/2019	21,644	21,644
Loews New Orleans Hotel	Variable	3.33%		2/22/2019	37,500	37,500
Andaz Napa	Fixed(2)	2.99%		3/21/2019	38,000	38,000
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	3.48%		5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	16,279	16,403
Grand Bohemian Hotel Charleston (VIE)	Variable	3.48%		11/10/2020	19,471	19,628
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	3.48%		12/27/2020	25,724	25,899
Marriott Dallas City Center	Fixed(2)	4.05%		1/3/2022	51,000	51,000
Hyatt Regency Santa Clara	Fixed(2)	3.81%		1/3/2022	90,000	90,000
Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023	60,000	60,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	63,000	63,000
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	60,000	60,000
Total Mortgage Loans		3.64%	(3)		$783,120	$783,762
Mortgage Loan Discounts, net(4)	—	—		—	(303)	(319)
Unamortized Deferred Financing Costs, net	—	—		—	(5,828)	(6,311)
Senior Unsecured Credit Facility	Variable	2.50%		2/3/2019	—	—
Unsecured Term Loan $175M	Fixed(5)	2.74%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M	Fixed(5)	3.53%		10/22/2022	125,000	125,000
Total Debt, net of loan discounts and unamortized deferred financing costs		3.48%	(3)		$1,076,989	$1,077,132

(1)	Variable index is one month LIBOR.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the mortgage loans through maturity.

(3)	Represents the weighted average interest rate as of March 31, 2017.

(4)	Loan discounts recognized upon loan modifications, net of the accumulated amortization.

(5)	LIBOR has been fixed for the entire term of the loans. The spread may vary, as it is determined by the Company's leverage ratio.
As of March 31, 2017, the Company made a lender loan deposit of $2.4 million related to a new mortgage loan, which is included in other assets on the condensed consolidated balance sheet. In April 2017, the Company obtained a mortgage loan in the amount of $115 million, which is collateralized by the Marriott San Francisco Airport Waterfront hotel, has a fixed interest rate of 4.63% and matures in May 2027.
In connection with repaying and refinancing mortgage loans during the three months ended March 31, 2016, the Company incurred prepayment and extinguishment fees of approximately $4.8 million, which was included in the loss on extinguishment of debt in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the period ended March 31, 2016. The loss on extinguishment of debt represented the write off of unamortized deferred financing costs incurred when the original agreements were executed, as well as unamortized loan premiums or discounts, and termination penalty payments.
Debt outstanding as of March 31, 2017 and December 31, 2016 was $1,083 million and $1,084 million and had a weighted average interest rate of 3.48% and 3.24% per annum, respectively. The remaining unamortized mortgage discounts were $0.3 million as of both March 31, 2017 and December 31, 2016, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2017	Weighted average interest rate
2017	$1,996	3.49%
2018	130,900	3.17%
2019	273,377	3.27%
2020	59,085	3.61%
2021	177,269	2.76%
Thereafter	440,493	3.98%
Total Debt	$1,083,120	3.48%
Total Loan Discounts, net	(303)	—
Unamortized Deferred Financing Costs, net	(5,828)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,076,989	3.48%
Of the total outstanding debt at March 31, 2017, approximately $13.8 million of the mortgage loans were recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the payment of an extension fee. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of March 31, 2017, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
As of March 31, 2017, there was no outstanding balance on the senior unsecured facility. During the three months ended March 31, 2017 and 2016, the Company incurred unused commitment fees of approximately $0.3 million and $0.3 million, respectively.
7. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income, a component of stockholders’ equity. Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period. As of March 31, 2017, all derivative instruments were designated as cash flow hedges.
As of March 31, 2017 and December 31, 2016, the aggregate fair value of interest rate swap assets of $7.0 million and $5.1 million, respectively, was included in other assets in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2017 and 2016, the Company had an unrealized gain of $1.1 million and an unrealized loss of $10.4 million, respectively, that is included in the condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the terms of the derivative financial instruments held by the Company as of March 31, 2017 and December 31, 2016, respectively (in thousands)(1):

							Estimated Fair Value
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	March 31, 2017	December 31, 2016
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$918	$767
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	1,216	1,022
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	1,121	940
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	50,000	388	193
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	169	88
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	182	84
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	180	80
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	60,000	1,388	1,200
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.50%	9/1/2016	1/17/2019	41,000	403	327
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 2.50%	9/1/2016	3/21/2019	38,000	427	354
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	218	—
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	182	—
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	218	—
						$580,000	$7,010	$5,055

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge ineffectiveness testing during the three months ended March 31, 2017 and 2016.
For the three months ended March 31, 2017, the Company reclassified $0.8 million from accumulated other comprehensive income to interest expense. The Company expects approximately $1.5 million will be reclassified from accumulated other comprehensive loss to interest expense in the next 12 months.
8. Fair Value Measurements
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which are netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	March 31, 2017	December 31, 2016
Location / Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Other assets
Interest rate swap assets	$7,010	$5,055
Total	$7,010	$5,055
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
Non-Recurring Measurements
Investment Properties
No impairments were recorded during the three months ended March 31, 2017.
During the three months ended March 31, 2016, the Company identified one hotel property that had a reduction in its expected holding period and reviewed the probability of the asset's disposition. The Company recorded an impairment charge of $7.6 million for the three months ended March 31, 2016, based on the estimated fair value using purchase contracts and average selling costs. The property was subsequently sold in May 2016.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt, net of discounts	$1,082,817	$1,087,093	$1,083,443	$1,074,820
Total	$1,082,817	$1,087,093	$1,083,443	$1,074,820
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.01% and 4.14% per annum as of March 31, 2017 and December 31, 2016, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Income Taxes
The Company estimated the TRS income tax expense for the three months ended March 31, 2017, using an estimated federal and state statutory combined rate of 42.38% and recognized income tax expense of $2.2 million.

The Company estimated the TRS income tax expense for the three months ended March 31, 2016, using an estimated federal and state statutory combined rate of 39.47% and recognized income tax expense of $3.7 million.
10. Stockholders' Equity
Stock Repurchase Program
In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding Common Stock, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common shares (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares.
For the three months ended March 31, 2017, 107,509 shares were repurchased under the Repurchase Program, at a weighted average price of $16.62 per share for an aggregate purchase price of $1.8 million. As of March 31, 2017, the Company had approximately $99.2 million remaining under its Repurchase Program.
Distributions
Common Stock
The Company declared the following dividends during the three months ended March 31, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2017	March 31, 2017	April 14, 2017
Non-Controlling Interest of Common Units in Operating Partnership
As of March 31, 2017, the Operating Partnership had 2,179,785 long-term incentive partnership units (“LTIP Units”) outstanding, representing a 2% partnership interest held by the limited partners. Of the 2,179,785 LTIP units outstanding at March 31, 2017, 173,436 units had vested. Only vested LTIP Units may be converted to Common Units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
As of March 31, 2017, the Company had accrued $137 thousand in dividends related to the LTIP Units, which were paid in April 2017.
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

The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$8,113	$(8,915)
Dividends paid on unvested share-based compensation	(140)	(110)
Net income (loss) available to common stockholders	$7,973	$(9,025)

Denominator:
Weighted average shares outstanding - Basic	106,844,272	109,732,721
Effect of dilutive share-based compensation	216,784	—
Weighted average shares outstanding - Diluted	107,061,056	109,732,721

Basic and diluted earnings per share:
Net income (loss) per share available to common stockholders	$0.07	$(0.08)
Total weighted average shares for the three months ended March 31, 2016 excludes 387,946 Restricted Stock Units and LTIP Units because the resulting effect would have been anti-dilutive.
12. Share Based Compensation
Restricted Stock Units
In February 2017, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company approved the grant of share units to certain company employees (the "2017 Restricted Stock Units"). The 2017 Restricted Stock Units include 82,829 restricted stock units that are time-based and vest over a three-year period and 44,858 restricted stock units that are performance-based and vest after a three-year performance period. Both the time-based and performance-based are subject to continued employment and have weighted average grant date fair value of $15.18 per share.
Each time-based 2017 Restricted Stock Unit will vest as follows, subject to the employee’s continued service through each applicable vesting date: 33% on February 4, 2018, which is the first anniversary of the vesting commencement date of the award (February 4, 2017), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
Of the performance-based 2017 Restricted Stock Units, twenty-five percent (25%) are designated as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units"), and vest based on varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the performance-based 2017 Restricted Stock Units are designated as relative TSR share units (the "Relative TSR Share Units") and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period.
LTIP Unit Grants
In February 2017, the Compensation Committee approved the issuance of 715,001 performance-based LTIP Units (the "2017 Class A LTIP Units") and 86,210 time-based LTIP Units (the "2017 Time-Based LTIP Units") of the Operating Partnership under the 2015 Incentive Award Plan that had a weighted average grant date fair value of $8.97 per unit.
Each award of Time-Based LTIP Units will vest as follows, subject to the executive’s continued service through each applicable vesting date: 33% on February 4, 2018, which is the first anniversary of the vesting commencement date of the award (February 4, 2017), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
A portion of each award of Class A LTIP Units is designated as a number of “base units.” Twenty-five percent (25%) of the base units are designated as absolute TSR base units, and vest based on varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period.

LTIP Units (other than Class A LTIP Units that have not vested), whether vested or not, receive the same quarterly per-unit distributions as Common Units, which equal the per-share distributions on the Common Stock of the Company. Class A LTIP Units that have not vested receive a quarterly per-unit distribution equal to 10% of the distribution paid on Common Units.
The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of March 31, 2017:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Non-vested as of December 31, 2016	243,769	238,152	1,259,613	1,741,534
Granted	—	127,687	801,211	928,898
Vested(2)	(191,856)	(67,310)	(54,475)	(313,641)
Expired	—	—	—	—
Forfeited	—	—	—	—
Non-vested as of March 31, 2017	51,913	298,529	2,006,349	2,356,791
Vested as of March 31, 2017	299,283	96,458	173,436	569,177
Weighted average fair value of non-vested shares/units	$20.25	$14.49	$9.15	$10.07

(1)	Includes time-based and performance-based units.

(2)
During the three months ended March 31, 2017, the Company redeemed 97,352 shares of common stock to satisfy minimum federal and state tax withholding requirements on the vesting of Share Units and Restricted Stock Units under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, respectively.

The fair value of the Restricted Stock Awards and Time-Base LTIP Units are determined based on the closing price of the Company’s Common Stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair value of performance awards for the 2017 Restricted Stock Units and the 2017 Class A LTIP Units were determined based on a Monte Carlo simulation method with the following assumptions, and compensation expense is recognized on a straight-line basis over the performance period:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component (in dollars)	Volatility	Interest Rate	Dividend Yield
Absolute TSR Restricted Stock Units	25%	$6.57	26.83%	0.68% - 1.55%	6.021%
Relative TSR Restricted Stock Units	75%	$10.44	26.83%	0.68% - 1.55%	6.021%
Absolute TSR Class A LTIPs	25%	$6.64	26.83%	0.68% - 1.55%	6.021%
Relative TSR Class A LTIPs	75%	$10.18	26.83%	0.68% - 1.55%	6.021%
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
For the three months ended March 31, 2017 the Company recognized approximately $2.2 million of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management, and capitalized approximately $154 thousand related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of March 31, 2017, there was $17.4 million of total unrecognized compensation costs related to non-vested restricted stock units, Class A LTIP Units and Time-Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 2.14 additional years.
For the three months ended March 31, 2016, the Company recognized approximately $2.7 million of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management, which included $1.2 million of accelerated share-based compensation expense related to management transition and severance agreements, and capitalized approximately $108 thousand related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.
13. Commitments and Contingencies
Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2017 and December 31, 2016, the Company had a balance of $56.8 million and $58.6 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
14. Subsequent Events
In April 2017, the Company repaid the remaining balance of the mortgage loans collateralized by the Residence Inn Denver City Center and Bohemian Hotel Savannah Riverfront for a combined total of $73 million.

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
The following discussion and analysis should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q.

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service, lifestyle and urban upscale hotels, with a focus on the top 25 lodging markets as well as key leisure destinations in the United States. A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"), but excluding hotels referred to as "lifestyle" hotels. A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. An urban upscale hotel refers to a hotel located in an urban or similar high-density commercial area, such as a central business district, and defined as "upscale" or "upper midscale" by STR. As of March 31, 2017, we owned 42 hotels, 40 of which are wholly owned, comprising 10,902 rooms, across 20 states and the District of Columbia, and had a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities. Our hotels are operated and/or licensed by industry leaders such as Marriott ®, Kimpton ®, Hyatt ®, Aston ®, Fairmont ®, Hilton ® and Loews ®, as well as leading independent management companies.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, and its consolidated investments in real estate entities. The Company's subsidiaries and consolidated investments in real estate entities generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).
Our Revenues and Expenses
Our revenue is primarily derived from hotel operations, including room revenue, food and beverage revenue and other operating department revenue, which consists of parking, other guest services and tenant leases.
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
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as Revenue Per Available Room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("occupancy"); earnings before interest, income taxes, depreciation and amortization ("EBITDA") and Adjusted EBITDA ("Adjusted EBITDA"); and funds from operations ("FFO") and Adjusted FFO ("Adjusted FFO"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDA and FFO and Adjusted EBITDA and Adjusted FFO and why management believes these financial measures are useful to investors.

Results of Operations
Overview
The U.S. lodging industry had a moderate first quarter of 2017, driven by favorable macroeconomic factors such as low unemployment rates, strong corporate profits and moderate U.S. GDP growth. In addition, the lodging industry benefited from the Presidential inauguration in Washington, D.C. and the Easter calendar shift from March 2016 to April 2017. This led to industry RevPAR increasing 3.4% in the first quarter of 2017 compared to the first quarter of 2016, which was primarily driven by ADR growth of 2.5% and an increase in occupancy of 0.9% per industry reports. While the industry had a positive start to 2017, hotel supply growth of 1.9% is expected to temper industry RevPAR during the remainder of 2017.
Our total portfolio RevPAR, which includes the results of hotels that were sold or acquired during the respective periods presented, increased 6.1% to $147.14 for the three months ended March 31, 2017 compared to $138.73 for the three months ended March 31, 2016. The increase in our total portfolio RevPAR for the first quarter of 2017 compared to the first quarter of 2016 was partially driven by the moderate pricing increase in the overall U.S. lodging industry and the favorable Easter calendar shift in 2017, but was also attributable to changes in our portfolio mix. During 2016, we acquired one hotel with RevPAR at the higher end of our portfolio and completed the disposition of nine hotels with an average RevPAR significantly below that of the remainder of our portfolio, which contributed to increases in the overall portfolio metrics during 2017.
Our three Houston-area hotels also had a positive first quarter in 2017 compared to 2016, which was partially attributable to Super Bowl LI and growth in group demand during the quarter. On average our Houston-area hotels had a 2.2% increase in RevPAR for the three months ended March 31, 2017 compared to 2016, which was driven by a 2.9% increase in ADR offset by 51 basis point decline in occupancy. While our Houston-area hotels had a favorable first quarter of 2017, we expect RevPAR to decline in the remainder of 2017 due to the impact of continued weakness in corporate demand, the addition of new supply, and disruption in revenue due to renovations at the Westin Galleria and Westin Oaks.
Net income increased 191.0% for the three months ended March 31, 2017 compared to 2016, primarily due to the provision for asset impairment and loss on extinguishment incurred during the first quarter of 2016. Excluding those items in 2016, net income increased $5.1 million, or 160%, primarily as a result of a $2.7 million decrease in interest expense, a $2.5 million decrease in depreciation expense and a reduction in income tax expense of $1.5 million. These items were offset by a $2.5 million reduction in net operating income from the nine dispositions in 2016. Adjusted EBITDA attributable to common stock and unit holders for the three months ended March 31, 2017 decreased 5.5% compared to 2016 and Adjusted FFO attributable to common stock and unit holders increased 1.1% for the three months ended March 31, 2017, compared to the same period in 2016, which was primarily due to changes in our portfolio mix and disruption from portfolio renovations during the first quarter of 2017. Adjusted FFO benefited from the reduction in interest expense and income tax expense in 2017. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Variance
Number of properties at January 1	42	50	(8)
Properties acquired or added to portfolio upon completion of construction	—	1	(1)
Properties disposed	—	(1)	1
Number of properties at March 31	42	50	(8)
Number of rooms at January 1	10,911	12,548	(1,637)
Rooms in properties acquired or added to portfolio upon completion of construction (1)	—	248	(248)
Rooms in properties disposed or combined during property improvements(2)	(9)	(248)	239
Number of rooms at March 31	10,902	12,548	(1,646)

Portfolio Statistics:
Occupancy (3)	73.5%	72.4%	110 bps
ADR (3)	$200.25	$191.67	4.5%
RevPAR (3)	$147.14	$138.73	6.1%

(1)
The rooms additions include the number of rooms acquired or the number of rooms put into operations upon the completion of construction or renovation. During the three months ended March 31, 2016, the Company acquired the Hotel Commonwealth that added 245 rooms to our portfolio, and three additional rooms were added to the Hyatt Regency Santa Clara upon completion of property improvements.

(2)
During the three months ended March 31, 2017, we continued the guestroom renovation at the Westin Galleria Houston, including the conversion of 18 guestrooms into nine suites resulting in a reduction in our total room count. During the three months ended March 31, 2016, the Company disposed of the 248-room Hilton University of Florida Conference Center Gainesville.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2017	2016	Increase / (Decrease)	Variance
Revenues:
Room revenues	$144,451	$159,318	$(14,867)	(9.3)%
Food and beverage revenues	61,825	63,468	(1,643)	(2.6)%
Other revenues	12,184	12,249	(65)	(0.5)%
Total revenues	$218,460	$235,035	$(16,575)	(7.1)%
Room revenues
Room revenues decreased by $14.9 million, or 9.3%, to $144.5 million for the three months ended March 31, 2017 from $159.3 million for the three months ended March 31, 2016, of which $17.3 million was attributed to the disposition of nine hotels during 2016. These dispositions had a favorable effect on total portfolio RevPAR, which increased 6.1% for the hotels owned during the three months ended March 31, 2017 and 2016. The year-over-year decrease from the dispositions was offset in the first quarter of 2017 by a $1.3 million increase contributed by our Marriott Napa Valley Hotel & Spa that continued to perform well after extensive renovations in 2016 and $1.0 million contributed by our two Washington, D.C.-area hotels that had strong transient demand attributed to the Presidential inauguration in January 2017. In addition, a number of our hotels benefited from increased demand in the first quarter of 2017 compared to the first quarter of 2016, which was primarily attributable to the calendar shift of Easter from March 2016 to April 2017.

Food and beverage revenues
Food and beverage revenues decreased by $1.6 million, or 2.6%, to $61.8 million for the three months ended March 31, 2017 from $63.5 million for the three months ended March 31, 2016, of which $3.4 million was attributed to the disposition of nine hotels during 2016. These decreases from the 2016 dispositions were offset by a net increase of $1.8 million attributable to the remainder the portfolio.
Other revenues
Other revenues decreased by $0.1 million, or 0.5%, to $12.2 million for the three months ended March 31, 2017 from $12.2 million for the three months ended March 31, 2016, which was primarily attributed to the disposition of nine hotels during 2016, which was mostly offset by increases from the remainder of the portfolio in 2017.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	Increase / (Decrease)	Variance
Hotel operating expenses:
Room expenses	$33,630	$36,775	$(3,145)	(8.6)%
Food and beverage expenses	39,184	42,233	(3,049)	(7.2)%
Other direct expenses	3,007	3,965	(958)	(24.2)%
Other indirect expenses	53,037	57,967	(4,930)	(8.5)%
Management and franchise fees	11,378	12,248	(870)	(7.1)%
Total hotel operating expenses	$140,236	$153,188	$(12,952)	(8.5)%
Total hotel operating expenses
Total hotel operating expenses decreased $13.0 million, or 8.5%, to $140.2 million for the three months ended March 31, 2017 from $153.2 million for the three months ended March 31, 2016, of which $14.1 million of the decrease was attributed to the disposition of nine hotels during 2016. These decreases were offset by an overall net increase of $1.1 million attributed to the remainder of the comparable portfolio. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	Increase / (Decrease)	Variance
Depreciation and amortization	$36,478	$38,951	$(2,473)	(6.3)%
Real estate taxes, personal property taxes and insurance	11,360	12,033	(673)	(5.6)%
Ground lease expense	1,376	1,353	23	1.7%
General and administrative expenses	8,613	10,624	(2,011)	(18.9)%
Acquisition transaction costs	6	140	(134)	(95.7)%
Provision for asset impairment	—	7,594	(7,594)	100.0%
Total corporate and other expenses	$57,833	$70,695	$(12,862)	(18.2)%
Depreciation and amortization
Depreciation and amortization expense decreased $2.5 million, or 6.3%, to $36.5 million for the three months ended March 31, 2017 from $39.0 million for the three months ended March 31, 2016, which was primarily attributed to the disposition of nine hotels during 2016 offset by additional depreciation expense from capital expenditures made during 2016 and the first quarter of 2017.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $0.7 million, or 5.6%, to $11.4 million for the three months ended March 31, 2017 from $12.0 million for the three months ended March 31, 2016, of which $1.4 million of the decrease was attributable to the disposition of nine hotels during 2016. These decreases were offset by a net increase of $0.7 million for the remainder of our portfolio, which was primarily attributable to higher real estate taxes.
General and administrative expenses
General and administrative expenses decreased $2.0 million, or 18.9%, to $8.6 million for the three months ended March 31, 2017 from $10.6 million for the three months ended March 31, 2016, which was primarily attributable to non-recurring management transition and severance costs of $3.1 million incurred during the first quarter of 2016 offset by an increase in shared-based compensation expense and state taxes during the first quarter of 2017 compared to 2016.
Provision for asset impairment
There were no asset impairments recorded for the three months ended March 31, 2017. During the three months ended March 31, 2016, a provision for asset impairment of $7.6 million was recorded on one hotel which was identified to have a reduction in its expected hold period when it met the held for sale criteria, and was written down to its estimated fair value, less costs to sell. The hotel was subsequently sold in May 2016.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2017	2016	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain on sale of investment properties	$—	$882	$(882)	(100.0)%
Other income	152	84	68	81.0%
Interest expense	(10,150)	(12,840)	(2,690)	(21.0)%
Loss on extinguishment of debt	—	(4,742)	(4,742)	100.0%
Income tax expense	(2,166)	(3,705)	(1,539)	(41.5)%
Gain on sale of investment properties
No hotel properties were sold during the three months ended March 31, 2017. The gain on sale of investment properties for the three months ended March 31, 2016 was related to the sale of one hotel in February 2016.
Interest expense
Interest expense decreased $2.7 million, or 21.0%, to $10.2 million for the three months ended March 31, 2017 from $12.8 million for the three months ended March 31, 2016. This was primarily the result of 2016 debt repayments coupled with a lower weighted average interest rate of 3.48% for the three months ended March 31, 2017 compared to 3.52% for the three months ended March 31, 2016.
Loss on extinguishment of debt
Loss on extinguishment of debt was $4.7 million for the three months ended March 31, 2016, which was related to the repayment of mortgage loans during the quarter.
Income tax expense
Income tax expense decreased $1.5 million, or 41.5%, to $2.2 million for the three months ended March 31, 2017 from $3.7 million for the three months ended March 31, 2016, which was primarily attributable to decreases in taxable income on the Company's taxable REIT subsidiary from the nine dispositions in 2016 offset by an increase in the effective tax rate.
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
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding Common Stock, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common shares (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares.
For the three months ended March 31, 2017, 107,509 shares were repurchased under the Repurchase Program, at a weighted average price of $16.62, respectively, per share, for an aggregate purchase price of $1.8 million. As of March 31, 2017, we had approximately $99.2 million remaining under the Repurchase Program.
As of March 31, 2017, we had $202.4 million of consolidated cash and cash equivalents and $69.2 million of restricted cash and escrows. The restricted cash as of March 31, 2017 primarily consists of cash held in restricted escrows of $3.5 million for real estate taxes and insurance, $8.9 million in disposition related escrows and capital spending reserves, and $56.8 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Mortgages and Unsecured Term Loans
As of March 31, 2017, our outstanding total debt was $1,083 million and had a weighted average interest rate of 3.48%.
During the first quarter of 2017, we made a lender loan deposit of $2.4 million related to a new mortgage loan, which is included in other assets on the condensed consolidated balance sheet as of March 31, 2017. In April 2017, we obtained a mortgage loan in the amount of $115 million, which is collateralized by the Marriott San Francisco Airport Waterfront hotel, has a fixed interest rate of 4.63% and matures in May 2027.
Derivatives
In February 2017, we entered into an interest rate swap agreement to fix the interest rate at 4.05% for the remaining term of a $51 million mortgage loan.
Also in February 2017, we entered into interest rate swap agreements to fix the interest rate at 3.81% for the remaining term of a $90 million mortgage loan.
Credit facility
We have a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million. As of March 31, 2017, we had no outstanding balance under the unsecured revolving credit facility.
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

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$34,214	$33,889
Net cash used in investing activities	(11,440)	(88,180)
Net cash (used in) provided by financing activities	(36,458)	91,713
(Decrease) increase in cash and cash equivalents	(13,684)	37,422
Cash and cash equivalents, at beginning of period	216,054	122,154
Cash and cash equivalents, at end of period	$202,370	$159,576
Operating

•
Cash provided by operating activities was $34.2 million and $33.9 million for the three months ended March 31, 2017 and 2016, respectively. Cash provided by operating activities for the three months ended March 31, 2017 increased primarily due to (i) a reduction in interest expense attributed to 2016 debt repayments coupled with a lower weighted average interest rate and (iii) decreases in general and administrative expenses attributed to employee related expenses offset by (iii) decreases in hotel operations from the disposition of nine hotels in 2016.

Investing

•
Cash used in investing activities was $11.4 million and $88.2 million for the three months ended March 31, 2017, and 2016, respectively. Cash used in investing activities for the three months ended March 31, 2017 was primarily due to $14.9 million in capital improvements at our hotel properties, which was offset by funding of $3.5 million in reserves. Cash used in investing activities during the three months ended March 31, 2016 was primarily due to the (i) the acquisition of the Hotel Commonwealth for net cash at closing of $116 million, (ii) $7.3 million in capital improvements at our hotels, which was offset by (iii) $30.9 million from the sale of one hotel in February 2016 and (iv) $4.2 million in funding of reserves.

Financing

•
Cash used in financing activities was $36.5 million and cash provided by financing was $91.7 million for the three months ended March 31, 2017, and 2016, respectively. Cash used in financing activities for the three months ended March 31, 2017 was primarily comprised of (i) the payment of lender loan deposits for a mortgage loan of $2.4 million, (ii) $3.6 million used to repurchase common shares, of which $1.8 million was under the Repurchase Program and $1.8 million was used to redeem shares of common stock to satisfy employee withholding requirements in connection with stock compensation vesting, and (iii) the payment of $29.8 million in dividends to common stockholders and Operating Partnership unit holders. Cash provided by financing activities for the three months ended March 31, 2016 was primarily comprised of (i) proceeds from the funding of the unsecured term loan of $125 million and proceeds from mortgage debt of $71.3 million, which was partially offset by (ii) the payoff of $27.8 million in mortgage loans, (iii) $49.3 million used to repurchase common shares under the Repurchase Program, and (iv) the payment of $25.7 million in dividends to common stockholders and Operating Partnership unit holders.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of March 31, 2017 and December 31, 2016, we had a total of $56.8 million and $58.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three months ended March 31, 2017, we made total capital expenditures of $14.9 million. During the three months ended March 31, 2016, we made total capital expenditures of $7.3 million.
Off-Balance Sheet Arrangements
As of March 31, 2017, we have no off-balance sheet arrangements.
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
EBITDA and Adjusted EBITDA
EBITDA is a commonly used measure of performance in many industries and is defined as net income or loss (calculated in accordance with GAAP) excluding interest expense, provision for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. We consider EBITDA useful to an investor regarding our results of operations, in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results, even though EBITDA does not represent an amount that accrues directly to common stockholders. In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions and along with FFO and Adjusted FFO, it is used by management in the annual budget process for compensation programs. We present EBITDA attributable to common stock and unit holders, which includes our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand EBITDA attributable to all common stock and Operating Partnership unit holders.
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
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for unconsolidated partnerships and joint ventures, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to all common stock and Operating Partnership unit holders.
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
The following is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$8,227	$(9,169)
Adjustments:
Interest expense	10,150	12,840
Income tax expense	2,166	3,705
Depreciation and amortization related to investment properties	36,359	38,951
Non-controlling interests in consolidated real estate entities	72	164
Adjustments related to non-controlling interests in consolidated real estate entities	(322)	(312)
EBITDA attributable to common stock and unit holders	$56,652	$46,179
Reconciliation to Adjusted EBITDA
Impairment of investment properties	—	7,594
Gain on sale of investment property	—	(882)
Loss on extinguishment of debt	—	4,742
Acquisition transaction costs	6	140
Amortization of share-based compensation expense	2,230	2,697
Amortization of above and below market ground leases and straight-line rent expense	201	170
Management transition and severance expenses	—	1,890
Adjusted EBITDA attributable to common stock and unit holders	$59,089	$62,530

The following is a reconciliation of our GAAP net income (loss) to FFO and Adjusted FFO for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2015
Net income (loss)	$8,227	$(9,169)
Adjustments:
Depreciation and amortization related to investment properties	36,359	38,951
Impairment of investment property	—	7,594
Gain on sale of investment property	—	(882)
Non-controlling interests in consolidated real estate entities	72	164
Adjustments related to non-controlling interests in consolidated real estate entities	(225)	(224)
FFO attributable to common stock and unit holders	$44,433	$36,434

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$—	$4,742
Acquisition transaction costs	6	140
Loan related costs(1)	719	1,003
Adjustment related to non-controlling interests loan related costs	(4)	(4)
Amortization of share-based compensation expense	2,230	2,697
Amortization of above and below market ground leases and straight-line rent expense	201	170
Management transition and severance expenses	—	1,890
Adjusted FFO attributable to common stock and unit holders	$47,585	$47,072

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.
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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our condensed consolidated statements of operations and comprehensive income (loss), include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 2 in the condensed consolidated financial statements included herein.
Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, our revenues and operating income have historically been the lowest during the first and fourth quarters of each year.
Subsequent Events
In April 2017, we obtained a mortgage loan collateralized by the Marriott San Francisco Airport Waterfront hotel in the amount of $115 million, with a fixed interest rate of 4.63% and matures in May 2027, and repaid the remaining balance of two mortgage loans totaling $73 million.
Also in April 2017, we sold the Courtyard Birmingham Downtown at UAB for a sales price of $30 million, excluding closing costs.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of March 31, 2017 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.6 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2016 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.1 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt and entering into various interest rate swap agreements to hedge the interest rate exposure risk related to several variable rate loans. Refer to Note 6 in the condensed consolidated financial statements included herein, for our debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 7 in the condensed consolidated financial statements included herein for more information on our interest rate swap derivatives.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2017, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Maturing debt (1):
Fixed rate debt (mortgages and term loans)(2)	$539	$2,342	$81,610	$17,026	$177,269	$440,493	$719,279	$729,107
Variable rate debt (mortgage loans)	1,457	128,558	191,767	42,059	—	—	363,841	357,986
Unsecured credit facility	—	—	—	—	—	—	—	—
Total	$1,996	$130,900	$273,377	$59,085	$177,269	$440,493	$1,083,120	$1,087,093
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	4.05%	4.36%	3.03%	3.93%	2.76%	3.98%	3.57%	3.63%
Variable rate debt (mortgage loans)	3.28%	3.15%	3.37%	3.48%	—	—	3.30%	4.77%
Unsecured credit facility	—	—	—	—	—	—	—	—

(1)	Excludes mortgage discounts of $0.3 million as of March 31, 2017.

(2)	See Item 7A of our most recent Annual Report on Form 10-K and Note 6 to our condensed consolidated financial statements included herein.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and claims related to our ownership of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our condensed consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Share Repurchase Program during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1 to January 31, 2017	—	—	—	$101,024
February 1 to February 28, 2017	—	—	—	101,024
March 1 to March 31, 2017	107,509	$16.62	107,509	99,237
Total	107,509	$16.62	107,509
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.2
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on March 15, 2017 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on March 15, 2017)

3.3
Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.4	Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
+    Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

May 9, 2017

/s/ MARCEL VERBAAS
Marcel Verbaas
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Exhibit Description

3.1
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.2
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on March 15, 2017 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on March 15, 2017)

3.3
Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.4	Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Management contract or compensatory plan