Form 10-Q
period 2017-06-30
Xenia Hotels & Resorts, Inc.
filed 2017-08-08
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 4, 2017, there were 106,725,643 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2017 and December 31, 2016
(Dollar amounts in thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Investment properties:
Land	$335,805	$331,502
Buildings and other improvements	2,708,251	2,732,062
Total	$3,044,056	$3,063,564
Less: accumulated depreciation	(593,508)	(619,975)
Net investment properties	$2,450,548	$2,443,589
Cash and cash equivalents	201,815	216,054
Restricted cash and escrows	65,778	70,973
Accounts and rents receivable, net of allowance for doubtful accounts	36,364	22,998
Intangible assets, net of accumulated amortization of $4,785 and $4,324, respectively	75,761	76,912
Other assets	26,574	29,819
Assets held for sale	17,243	—
Total assets (including $72,940 and $74,440, respectively, related to consolidated variable interest entities - Note 5)	$2,874,083	$2,860,345
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs	$1,063,442	$1,077,132
Accounts payable and accrued expenses	71,871	71,955
Distributions payable	29,893	29,881
Other liabilities	35,224	29,810
Liabilities associated with assets held for sale	1,478	—
Total liabilities (including $46,804 and $47,828, respectively, related to consolidated variable interest entities - Note 5)	$1,201,908	$1,208,778
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 106,725,643 and 106,794,788 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	$1,068	$1,068
Additional paid in capital	1,922,785	1,925,554
Accumulated other comprehensive income	4,845	5,009
Accumulated distributions in excess of net earnings	(283,449)	(302,034)
Total Company stockholders' equity	$1,645,249	$1,629,597
Non-controlling interests	26,926	21,970
Total equity	$1,672,175	$1,651,567
Total liabilities and equity	$2,874,083	$2,860,345
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2017 and 2016
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rooms revenues	$164,868	$180,977	$309,319	$340,295
Food and beverage revenues	66,552	66,329	128,376	129,797
Other revenues	12,972	14,072	25,157	26,321
Total revenues	$244,392	$261,378	$462,852	$496,413
Expenses:
Rooms expenses	35,349	38,183	68,979	74,958
Food and beverage expenses	41,798	42,009	80,982	84,242
Other direct expenses	3,303	4,086	6,309	8,051
Other indirect expenses	55,292	57,914	108,330	115,881
Management and franchise fees	11,722	13,780	23,100	26,027
Total hotel operating expenses	$147,464	$155,972	$287,700	$309,159
Depreciation and amortization	36,625	38,318	73,104	77,270
Real estate taxes, personal property taxes and insurance	10,696	10,542	22,056	22,575
Ground lease expense	1,409	1,402	2,785	2,755
General and administrative expenses	7,993	7,674	16,605	18,298
Acquisition transaction costs	1,260	6	1,265	146
Provision for asset impairment	—	2,396	—	9,991
Total expenses	$205,447	$216,310	$403,515	$440,194
Operating income	$38,945	$45,068	$59,337	$56,219
Gain (loss) on sale of investment properties	49,176	(90)	49,176	792
Other income	186	94	338	178
Interest expense	(11,146)	(12,801)	(21,297)	(25,640)
Loss on extinguishment of debt	(274)	(35)	(274)	(4,778)
Net income before income taxes	$76,887	$32,236	$87,280	$26,771
Income tax expense	(5,889)	(6,095)	(8,055)	(9,800)
Net income	$70,998	$26,141	$79,225	$16,971
Non-controlling interests in consolidated real estate entities (Note 5)	(126)	(43)	(54)	120
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(1,454)	(330)	(1,640)	(240)
Net income attributable to non-controlling interests	$(1,580)	$(373)	$(1,694)	$(120)
Net income attributable to common stockholders	$69,418	$25,768	$77,531	$16,851

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Six Months Ended June 30, 2017 and 2016
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted earnings per share
Net income per share available to common stockholders	$0.65	$0.24	$0.72	$0.15
Weighted average number of common shares (basic)	106,769,003	107,936,336	106,806,664	108,813,649
Weighted average number of common shares (diluted)	107,005,884	108,048,155	107,033,619	108,910,761

Comprehensive Income:
Net income	$70,998	$26,141	$79,225	$16,971
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	(2,815)	(5,286)	(1,672)	(15,645)
Reclassification adjustment for amounts recognized in net income (interest expense)	693	973	1,505	1,898
	$68,876	$21,828	$79,058	$3,224
Comprehensive (income) loss attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 5)	(126)	(43)	(54)	120
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(1,411)	(274)	(1,637)	(61)
Comprehensive (income) loss attributable to non-controlling interests	$(1,537)	$(317)	$(1,691)	$59
Comprehensive income attributable to the Company	$67,339	$21,511	$77,367	$3,283
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2017
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at December 31, 2016	106,794,788	$1,068	$1,925,554	$5,009	$(302,034)	$8,877	$13,093	$21,970	$1,651,567
Net income	—	—	—	—	77,531	1,640	54	1,694	79,225
Repurchase of common shares, net	(240,352)	(2)	(4,101)	—	—	—	—	—	(4,103)
Dividends, common shares / units ($0.55)	—	—	—	—	(58,946)	(285)	—	(285)	(59,231)
Share-based compensation	272,095	3	3,160	—	—	3,745	—	3,745	6,908
Shares redeemed to satisfy tax withholding on vested share based compensation	(100,888)	(1)	(1,828)	—	—	—	—	—	(1,829)
Distributions to non-controlling interests	—	—	—	—	—	—	(195)	(195)	(195)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	(1,639)	—	(33)	—	(33)	(1,672)
Reclassification adjustment for amounts recognized in net income	—	—	—	1,475	—	30	—	30	1,505
Balance at June 30, 2017	106,725,643	$1,068	$1,922,785	$4,845	$(283,449)	$13,974	$12,952	$26,926	$1,672,175
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$79,225	$16,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,478	75,790
Amortization of above and below market leases and other lease intangibles	877	1,740
Amortization of debt premiums, discounts, and financing costs	1,402	2,062
Loss on extinguishment of debt	274	4,778
Gain on sale of investment property, net	(49,176)	(792)
Provision for asset impairment	—	9,991
Share-based compensation expense	5,182	5,004
Prepayment penalties and defeasance	—	(4,813)
Changes in assets and liabilities:
Restricted cash	6,714	262
Accounts and rents receivable	(12,932)	(3,444)
Deferred costs and other assets	2,858	6,155
Accounts payable and accrued expenses	2,676	(5,350)
Other liabilities	7,274	4,653
Net cash provided by operating activities	$116,852	$113,007
Cash flows from investing activities:
Purchase of investment properties	(205,500)	(116,000)
Capital expenditures and tenant improvements	(31,396)	(20,161)
Proceeds from sale of investment properties	185,895	160,129
Restricted cash and escrows	264	(6,567)
Net cash (used in) provided by investing activities	$(50,737)	$17,401
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	115,000	71,258
Payoffs of mortgage debt	(127,876)	(50,042)
Principal payments of mortgage debt	(1,206)	(3,507)
Proceeds from unsecured term loan	—	125,000
Payment of loan fees and deposits	(906)	(678)
Proceeds from revolving line of credit draws	80,000	—
Payments on revolving line of credit	(80,000)	—
Contributions from non-controlling interests	—	341
Repurchase of common shares	(4,103)	(60,718)
Shares redeemed to satisfy tax withholding on vested share based compensation	(1,761)	(561)
Dividends, common shares/units	(59,307)	(55,485)
Distributions paid to non-controlling interests	(195)	(115)
Net cash (used in) provided by financing activities	$(80,354)	$25,493
Net (decrease) increase in cash and cash equivalents	(14,239)	155,901
Cash and cash equivalents, at beginning of period	216,054	122,154
Cash and cash equivalents, at end of period	$201,815	$278,055

Supplemental disclosure of cash flow information:
Cash paid for taxes	$3,810	$5,067
Cash paid for interest	19,896	20,318

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$3,173	$3,234
Change in fair value of designated interest rate swaps	(167)	(13,747)
Deposit applied to purchase price of hotel property upon acquisition	—	20,000
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2017

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 U.S. lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of June 30, 2017, the Company collectively owned 98% of the common limited partnership units issued by the Operating Partnership ("Common Units"). The remaining 2% of the Common Units are owned by the other limited partners. To qualify as a real estate investment trust ("REIT"), the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, Inc. and its subsidiaries (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels.
As of June 30, 2017, the Company owned 37 lodging properties, 35 of which were wholly owned. The remaining two hotels are owned through individual investments in real estate entities, in which the Company has a 75% ownership interest in each investment.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP " or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2017. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of actual operating results for the entire year.
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
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2017.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past, current and expected economic conditions. Actual results could differ from these estimates.
Risks and Uncertainties
The Company has a geographical concentration risk related to revenues that are generated from three hotels located in the Houston-area market. For the three and six months ended June 30, 2017, our three Houston-area hotels accounted for approximately 9% and 11%, respectively, of total revenues. For the three and six months ended June 30, 2016, our four Houston-area hotels accounted for approximately 11% and 12%, respectively, of total revenues. To the extent that there are further adverse changes in this market, or the industry sectors that operate in this market, our business and operating results could be negatively impacted.
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
Acquisition of Real Estate
The Company allocates the purchase price of each acquired business (as defined in the accounting guidance related to business combinations, Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations) between tangible and intangible assets at fair value on the acquisition date. Such tangible and intangible assets include land, building and improvements, furniture and fixtures, inventory, acquired above market and below market leases, in-place lease value (if applicable), advanced bookings, customer relationships, and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. The allocation of the purchase price is an area that requires judgment and significant estimates.
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
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in Accounting Standards Update ("ASU") No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), the operations for the investment properties held for sale are classified on the condensed consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
Disposition of Real Estate
The Company accounts for dispositions in accordance with FASB ASC 360-20, Real Estate Sales. The Company recognizes a gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit and the buyer has paid a significant non-refundable deposit.
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, Operating Partnership Units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income and capitalized in building and other improvements in the condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018, pursuant to ASU No. 2015-09 which deferred the adoption date by one year. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in discussions with hotel operators to complete the identification and evaluation of revenue streams, but does not expect a significant change to our current revenue recognition policies. Additionally, the Company continues to evaluate the sale of non-financial assets to entities that are not customers, such as the disposition of real estate assets. Historically, hotel dispositions have been cash sales that required no contingencies for future involvement in the hotel's operations and, therefore, the Company does not expect ASU No. 2014-09 to have a material impact on its recognition of hotel sales. As part of the implementation of ASU 2014-09, the Company is in the process of determining the related disclosures required under the standard. The Company has not yet selected a transition method.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces ASC Topic 840, Leases, and requires most lessee leases to be recorded on the Company's balance sheet as either operating or financing leases with a right of use asset with a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement on a straight-line basis as lease expense and financing leases will be accounted for similar to the accounting for amortizing debt. Leases with terms of less than 12 months will continue to be accounted for as they are under the current standard. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is still evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, but expects potentially significant lease-related right of use assets and liabilities to be recorded on the balance sheet for both equipment and ground leases for which the Company is the lessee. The Company anticipates adopting the standard on January 1, 2019 using the modified retrospective method.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate of the shares upon settlement of an award without causing the award to be classified as liability. The Company adopted this standard on January 1, 2017 and it did not have a material impact on the Company's financial position, results of operations or cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which changes the way certain cash receipts and cash payments are presented and classified on the statement of cash flows in order to reduce diversity in practice across all industries. The standard clarifies classification for debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, and contingent consideration payments made after business combination among other things. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect ASU No. 2016-15 will have a significant impact on its consolidated financial statements and related disclosures, but does expect that certain amounts will be reclassed retrospectively to conform historical presentation to the new standard.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company is evaluating the effect that ASU 2017-01 will have on its consolidated financial statements and related disclosures, but anticipates that future acquisitions could be accounted for as asset acquisitions rather than business combinations.
Also in January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance is intended to simplify the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test under the current guidance, which requires a hypothetical purchase price allocation. A goodwill impairment under ASU 2017-04 will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for the Company on January 1, 2020, however, early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a significant effect on its consolidated financial statements and related disclosures.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance aims at better clarifying the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new standard is effective for the Company on January 1, 2018. The Company is currently evaluating the effect that ASU 2017-05 will have on its consolidated financial statements and related disclosures, but anticipates upon adoption some dispositions of real estate assets will be accounted for under ASU 2017-05 if these real estate assets do not meet the definition of a business under ASU 2017-01.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance is intended to clarify when certain changes to terms or conditions of share-based payment awards must be accounted for as modifications but does not change the accounting for modifications. The new standard is to be applied prospectively to awards modified on or after the adoption date and will be effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a significant effect on its consolidated financial statements and related disclosures.
3. Investment Properties
In May 2017, the Company acquired the 815-room Hyatt Regency Grand Cypress located in Orlando, Florida for a purchase price of $205.5 million, excluding closing costs, that was funded with cash. The revenues and net income attributable to the Hyatt Regency Grand Cypress for the three and six months ended June 30, 2017 were approximately $7.3 million and $0.7 million, respectively, which were included in the Company's condensed consolidated statements of operations and comprehensive income from the date of acquisition to the periods then ended.
The Company recorded the identifiable assets and liabilities, including intangibles, acquired in the business combination at the acquisition date fair value using significant other observable inputs (Level 2). The following reflects the purchase price allocation for the Hyatt Regency Grand Cypress:

Land	$17,866
Building and improvements	165,807
Furniture, fixtures, and equipment	17,656
Intangibles and other assets(1)	4,171
Total purchase price	$205,500

(1)
As part of the purchase price allocation, the Company allocated $3.5 million to advanced bookings that will be amortized over approximately 3.5 years and allocated $0.1 million to lease intangibles that will be amortized over a weighted average of seven years.

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
The following pro forma financial information presents the Company's consolidated results of operations as if the 2017 and 2016 acquisitions had taken place on January 1, 2016. The consolidated unaudited pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had taken place on January 1, 2016, nor does it purport to represent the results of operations for future periods.

The consolidated proforma financial information is as follows (in thousands, except per share and per share data) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$257,753	$280,401	$500,113	$537,890
Net income attributable to common stockholders(1)	$74,248	$27,093	$87,725	$21,730
Net income per share available to common stockholders - basic	$0.70	$0.25	$0.82	$0.20
Net income per share available to common stockholders - diluted	$0.69	$0.25	$0.82	$0.20
Weighted average number of common shares - basic	106,769,003	107,936,336	106,806,664	108,813,649
Weighted average number of common shares - diluted	107,005,884	108,048,155	107,033,619	108,910,761

(1)	The pro forma results above exclude acquisition costs.

4. Disposed Properties
The following represents the disposition details for the hotels sold during the six months ended June 30, 2017 and 2016, respectively (in thousands):

Property	Date	Gross Sale Price	Net Proceeds	Gain on Sale/ (Impairment)
Courtyard Birmingham Downtown at UAB(1)(2)	04/2017	$30,000	$29,176	$12,972
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor(1)	06/2017	163,000	157,675	36,204
Total for the six months ended June 30, 2017		$193,000	$186,851	$49,176

Hilton University of Florida Conference Center Gainesville(1)(3)	02/2016	$36,000	$32,055	$649
DoubleTree by Hilton Washington DC(1)	04/2016	65,000	63,550	(96)
Embassy Suites Baltimore North/Hunt Valley(1)	05/2016	20,000	19,459	(8,036)
Marriott Atlanta Century Center/Emory Area & Hilton Phoenix Suites(1)	06/2016	50,750	50,048	(1,859)
Total for the six months ended June 30, 2016(4)		$171,750	$165,112	$(9,342)

(1)
Included in net income from continuing operations in the condensed consolidated statements of operations and comprehensive income for the periods of ownership through the date of disposition, as the sale did not represent a strategic shift or have a major effect on the Company's results of operations.

(2)
As part of the disposal, the Company derecognized $2.3 million of goodwill related to Courtyard Birmingham at UAB that was included in intangible assets, net of accumulated amortization on the consolidated balance sheet as of June 30, 2017 and December 31, 2016. As of June 30, 2017, there was $0.9 million of the sales proceeds related to escrows held back at closing that were outstanding.

(3)	The Company was entitled to net proceeds at closing of $32.1 million, and in conjunction with the sale repaid the $27.8 million outstanding property level mortgage.

(4)	As of June 30, 2017 and 2016, there was $2.0 million and $5.0 million, respectively, of the sales proceeds related to escrows held back at closing that were outstanding.
In April 2017, the Company entered into an agreement to sell the Marriott West Des Moines for $19 million, excluding closing costs. The disposition met the held for sale criteria in May 2017, and as a result, the hotel's assets and liabilities were reclassified to held for sale on the Company's condensed consolidated balance sheet as of June 30, 2017. The following represents the major classes of assets and liabilities associated with assets held for sale as of June 30, 2017 (in thousands):

June 30, 2017
Land	$3,410
Building and other improvements	21,083
Total	$24,493
Less accumulated depreciation	(8,691)
Net investment properties	$15,802
Restricted cash and escrows	1,250
Deferred costs and other assets	191
Total assets held for sale	$17,243

Accounts payable and accrued expenses	$1,316
Other liabilities	162
Total liabilities associated with assets held for sale	$1,478
The operating results of the hotel held for sale as of June 30, 2017 are included in the Company's condensed consolidated statements of operations and comprehensive income as part of continuing operations as the sale did not represent a strategic shift or have a major effect on the Company's results of operations. The sale of the Marriott West Des Moines closed in July 2017 and the Company recognized a gain of approximately $1.8 million.
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
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	June 30, 2017	December 31, 2016
Net investment properties	$69,375	$71,157
Other assets	3,565	3,283
Total assets	$72,940	$74,440
Mortgages, notes and margins payable	(44,669)	(45,287)
Other liabilities	(2,135)	(2,541)
Total liabilities	$(46,804)	$(47,828)
Net assets	$26,136	$26,612

6. Debt
Mortgages Payable
Debt as of June 30, 2017 and December 31, 2016 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	June 30, 2017	December 31, 2016
Mortgage Loans
Fairmont Dallas	Variable	—		4/10/2018	$—	$55,498
Residence Inn Denver City Center	Variable	—		4/17/2018	—	45,210
Bohemian Hotel Savannah Riverfront	Variable	—		12/17/2018	—	27,480
Andaz Savannah	Variable	3.23%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Fixed(2)	2.98%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	3.48%		1/17/2019	21,644	21,644
Loews New Orleans Hotel	Variable	3.58%		2/22/2019	37,500	37,500
Andaz Napa	Fixed(2)	2.99%		3/21/2019	38,000	38,000
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	3.73%		5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	16,157	16,403
Grand Bohemian Hotel Charleston (VIE)	Variable	3.73%		11/10/2020	19,321	19,628
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	3.73%		12/27/2020	25,558	25,899
Marriott Dallas City Center	Fixed(2)	4.05%		1/3/2022	51,000	51,000
Hyatt Regency Santa Clara	Fixed(2)	3.81%		1/3/2022	90,000	90,000
Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023	60,000	60,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	63,000	63,000
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	60,000	60,000
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000	—
Total Mortgage Loans		3.95%	(3)		$769,680	$783,762
Mortgage Loan Discounts, net(4)	—	—		—	(286)	(319)
Unamortized Deferred Financing Costs, net	—	—		—	(5,952)	(6,311)
Senior Unsecured Credit Facility	Variable	2.73%		2/3/2019	—	—
Unsecured Term Loan $175M	Partially Fixed(5)	2.74%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M	Partially Fixed(5)	3.53%		10/22/2022	125,000	125,000
Total Debt, net of loan discounts and unamortized deferred financing costs		3.70%	(3)		$1,063,442	$1,077,132

(1)	Variable index is one month LIBOR.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the mortgage loans through maturity.

(3)	Represents the weighted average interest rate as of June 30, 2017.

(4)	Loan discounts recognized upon loan modifications, net of the accumulated amortization.

(5)	LIBOR has been fixed for the entire term of the loans. The spread may vary, as it is determined by the Company's leverage ratio.
In connection with repaying mortgage loans, the Company incurred $0.3 million of loss on extinguishment of debt during the three and six months ended June 30, 2017, respectively, which is included in the condensed consolidated statements of operations and comprehensive income. The loss represents the write off of unamortized deferred financing costs.
In connection with repaying and refinancing mortgage loans during the six months ended June 30, 2016, the Company incurred prepayment and extinguishment fees of approximately $4.8 million, which was included in the loss on extinguishment of debt in the accompanying condensed consolidated statements of operations and comprehensive income for the period ended June 30, 2016. The loss on extinguishment of debt represented the write off of unamortized deferred financing costs incurred when the original agreements were executed, as well as unamortized loan premiums and discounts, and early repayment penalty fees.
Debt outstanding as of June 30, 2017 and December 31, 2016 was $1,070 million and $1,084 million and had a weighted average interest rate of 3.70% and 3.24% per annum, respectively. The remaining unamortized mortgage discounts as of both June 30, 2017 and December 31, 2016 were $0.3 million, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2017	Weighted average interest rate
2017	$998	3.89%
2018	3,476	4.15%
2019	273,377	3.44%
2020	60,472	3.81%
2021	179,219	2.78%
Thereafter	552,138	4.11%
Total Debt	$1,069,680	3.70%
Total Loan Discounts, net	(286)	—
Unamortized Deferred Financing Costs, net	(5,952)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,063,442	3.70%
Of the total outstanding debt at June 30, 2017, none of the mortgage loans were recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the payment of an extension fee. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of June 30, 2017, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
As of June 30, 2017, there was no outstanding balance on the senior unsecured facility. During the three and six months ended June 30, 2017 and 2016, the Company incurred unused commitment fees of approximately $0.3 million and $0.6 million, respectively, and interest expense of $0.2 million and $0, respectively.
7. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income, a component of stockholders’ equity. Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period. As of June 30, 2017, all derivative instruments were designated as cash flow hedges.
As of June 30, 2017 and December 31, 2016, the aggregate fair value of interest rate swap assets of $4.9 million and $5.1 million, respectively, was included in other assets in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2017, the Company had an unrealized loss of $2.8 million and $1.7 million, respectively, that is included in the condensed consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2016, the Company had an unrealized loss of $5.3 million and $15.6 million, respectively, that is included in the condensed consolidated statements of operations and comprehensive income.

The following table summarizes the terms of the derivative financial instruments held by the Company as of June 30, 2017 and December 31, 2016, respectively (in thousands)(1):

							Estimated Fair Value
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	June 30, 2017	December 31, 2016
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$753	$767
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	999	1,022
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	921	940
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	50,000	138	193
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	48	88
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	58	84
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	59	80
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	60,000	1,082	1,200
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	41,000	365	327
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 2.10%	9/1/2016	3/21/2019	38,000	384	354
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	26	—
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	43	—
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	11	—
						$580,000	$4,887	$5,055

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge ineffectiveness testing during the three and six months ended June 30, 2017 and 2016.
For the three and six months ended June 30, 2017, the Company reclassified $0.7 million and $1.5 million, respectively, from accumulated other comprehensive income to interest expense. The Company expects approximately $0.8 million will be reclassified from accumulated other comprehensive loss to interest expense in the next 12 months.
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

The Company has estimated the fair value of its financial and non-financial instruments using widely accepted valuation techniques and available market information. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which are netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	June 30, 2017	December 31, 2016
Location / Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Other assets
Interest rate swap assets	$4,887	$5,055
Total	$4,887	$5,055
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
Non-Recurring Measurements
Investment Properties
No impairments were recorded during the three and six months ended June 30, 2017.
During the three and six months ended June 30, 2016, the Company identified two hotel properties that had a reduction in their expected holding period and reviewed the probability of the assets' disposition. The Company recorded an impairment charge of $2.4 million and $10.0 million, respectively, for the three and six months ended June 30, 2016, based on the estimated fair value using purchase contracts and average selling costs. The properties were subsequently sold in May 2016 and June 2016, respectively.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt, net of discounts	$1,069,394	$1,073,477	$1,083,443	$1,074,820
Total	$1,069,394	$1,073,477	$1,083,443	$1,074,820
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 3.90% and 4.14% per annum as of June 30, 2017 and December 31, 2016, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Income Taxes
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2017, using an estimated federal and state statutory combined rate of 40.1% and recognized income tax expense of $5.9 million and $8.1 million, respectively.

The Company estimated the TRS income tax expense for the three and six months ended June 30, 2016, using an estimated federal and state statutory combined rate of 39.2% and recognized income tax expense of $6.1 million and $9.8 million, respectively.
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
For the three and six months ended June 30, 2017, 132,843 and 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.44 and $17.07 per share for an aggregate purchase price of $2.3 million and $4.1 million, respectively. As of June 30, 2017, the Company had approximately $97 million remaining under its Repurchase Program.
Distributions
Common Stock
The Company declared the following dividends during the three and six months ended June 30, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2017	March 31, 2017	April 14, 2017
$0.275	June 30, 2017	June 30, 2017	July 14, 2017
Non-Controlling Interest of Common Units in Operating Partnership
As of June 30, 2017, the Operating Partnership had 2,213,140 long-term incentive partnership units (“LTIP Units”) outstanding, representing a 2% partnership interest held by the limited partners. Of the 2,213,140 LTIP units outstanding at June 30, 2017, 206,791 units had vested. Only vested LTIP Units may be converted to Common Units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
As of June 30, 2017, the Company had accrued $146 thousand in dividends related to the LTIP Units, which were paid in July 2017.
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
Income allocated to non-controlling interest in the Operating Partnership has been excluded from the numerator and Common Units and vested LTIP Units in the Operating Partnership, which may be converted to common shares, have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.
The following table reconciles net income to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common stockholders	$69,418	$25,768	$77,531	$16,851
Dividends paid on unvested share-based compensation	(162)	(113)	(303)	(212)
Undistributed earnings attributable to unvested share based compensation	(69)	—	(30)	—
Net income available to common stockholders	$69,187	$25,655	$77,198	$16,639

Denominator:
Weighted average shares outstanding - Basic	106,769,003	107,936,336	106,806,664	108,813,649
Effect of dilutive share-based compensation	236,881	111,819	226,955	97,112
Weighted average shares outstanding - Diluted	107,005,884	108,048,155	107,033,619	108,910,761

Basic and diluted earnings per share:
Net income per share available to common stockholders	$0.65	$0.24	$0.72	$0.15
12. Share Based Compensation
Restricted Stock Units
In February 2017, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company approved the grant of share units to certain company employees (the "2017 Restricted Stock Units"). The 2017 Restricted Stock Units include 82,829 restricted stock units that are time-based and vest over a three-year period and 44,858 restricted stock units that are performance-based and may vest after a three-year performance period. Both the time-based and performance-based are subject to continued employment and have weighted average grant date fair value of $15.18 per share.
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
In May 2017, pursuant to the Director Compensation Program, as amended and restated as of February 24, 2017, the Company approved the issuance of 33,355 fully vested LTIP Units to the Company's seven non-employee directors with a weighted average grant date fair value of $17.84 per unit.
The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of June 30, 2017:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Non-vested as of December 31, 2016	243,769	238,152	1,259,613	1,741,534
Granted	—	127,687	834,567	962,254
Vested(2)	(193,151)	(78,945)	(87,831)	(359,927)
Expired	—	(5,901)	—	(5,901)
Forfeited	—	—	—	—
Non-vested as of June 30, 2017	50,618	280,993	2,006,349	2,337,960
Vested as of June 30, 2017	300,578	108,093	206,791	615,462
Weighted average fair value of non-vested shares/units	$20.25	$14.63	$9.15	$10.05

(1)	Includes time-based and performance-based units.

(2)
During the six months ended June 30, 2017, the Company redeemed 100,888 shares of common stock to satisfy minimum federal and state tax withholding requirements on the vesting of Share Units and Restricted Stock Units under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, respectively.

The fair value of the time-based Restricted Stock Units and Time-Based LTIP Units are determined based on the closing price of the Company’s Common Stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair values of performance awards for the 2017 Restricted Stock Units and the 2017 Class A LTIP Units were determined based on a Monte Carlo simulation method with the following assumptions, and compensation expense is recognized on a straight-line basis over the performance period:

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
For the three and six months ended June 30, 2017 the Company recognized approximately $2.4 million and $4.6 million, respectively, of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management. In addition, we recognized $595 thousand that was provided to the Company's Board of Directors and capitalized approximately $152 thousand and $306 thousand, respectively, related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of June 30, 2017, there was $14.7 million of total unrecognized compensation costs related to non-vested restricted stock units, Class A LTIP Units and Time-Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 1.94 additional years.
For the three and six months ended June 30, 2016, the Company recognized approximately $1.8 million and $4.5 million, respectively, of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management, which included $1.2 million of accelerated share-based compensation expense related to management transition and severance agreements incurred during the six months ended June 30, 2016. In addition, we recognized $525 thousand that was provided to the Company's Board of Directors and capitalized approximately $146 thousand and $255 thousand, respectively, related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.
13. Commitments and Contingencies
Certain leases and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2017 and December 31, 2016, the Company had a balance of $51.5 million and $58.6 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
14. Subsequent Events
In July 2017, the Company closed on the disposition of the Marriott West Des Moines for a sale price of $19 million and recognized a gain of approximately $1.8 million.

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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 U.S. lodging markets as well as key leisure destinations in the United States. A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"), but excluding hotels referred to as "lifestyle" hotels. A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. As of June 30, 2017, we owned 37 hotels, 35 of which are wholly owned, comprising 10,775 rooms, across 18 states and the District of Columbia, and had a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities. Our hotels are operated and/or licensed by industry leaders such as Marriott ®, Kimpton ®, Hyatt ®, Aston ®, Fairmont ®, Hilton ®, and Loews ®, as well as leading independent management companies.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, and its consolidated investments in real estate entities. The Company's subsidiaries and consolidated investments in real estate entities generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
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
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as Revenue Per Available Room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("occupancy"); earnings before interest, income taxes, depreciation and amortization ("EBITDA") and Adjusted EBITDA ("Adjusted EBITDA"); and funds from operations ("FFO") and Adjusted FFO ("Adjusted FFO"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDA, Adjusted EBITDA, FFO and Adjusted FFO and why management believes these financial measures are useful to investors.

Results of Operations
Overview
The U.S. lodging industry continued growing at a moderate pace during the second quarter of 2017, which benefited from favorable macroeconomic factors. Lodging demand has historically exhibited a strong correlation to U.S. GDP growth, which grew 2.6% during the second quarter per the U.S. Department of Commerce. This growth was driven by an increase in consumer spending on goods and services, business investments and federal government spending coupled with a stable unemployment rate below 5%. The favorable macroeconomic environment contributed to industry RevPAR increasing 2.7% for the second quarter of 2017 compared to 2016, which was primarily driven by ADR growth of 2.2% and an increase in occupancy of 0.5% per industry reports. While the industry had a moderate start to the first half of 2017, hotel supply growth is expected to further dampen industry RevPAR growth for the remainder of 2017.
Our total portfolio RevPAR, which includes the results of hotels that were sold or acquired during the respective periods presented, increased 0.8% to $164.10 for the quarter ended June 30, 2017 and increased 3.4% to $155.72 for the six months ended June 30, 2017 compared to $162.72 and $150.53 for the quarter and six months ended June 30, 2016, respectively. The increase in our total portfolio RevPAR for the first half of 2017 compared to the first half of 2016 was partially driven by the moderate pricing increase in the overall U.S. lodging industry but was also attributable to changes in our portfolio mix. Since the first quarter of 2016, we acquired two hotels and completed the disposition of 15 hotels with an average RevPAR significantly below that of the remainder of our portfolio, which contributed to increases in the overall portfolio metrics during 2017.
Although our three Houston-area hotels had a positive start to 2017, in large part due to Super Bowl LI in February 2017, this was offset by continued weakness in corporate demand, the addition of new supply in the market, and disruption in revenues due to ongoing renovations at the Westin Galleria during the second quarter. On average our Houston-area hotels had an 18.6% decrease in RevPAR for the quarter ended June 30, 2017 compared to 2016, which was driven by a 4.6% decrease in ADR and a 1,037 basis point decline in occupancy. For the six months ended June 30, 2017 compared to 2016, RevPAR decreased 8.2%, which was driven by a 0.5% decrease in ADR and 545 basis point decrease in occupancy. We expect RevPAR to continue to decline for our Houston-area hotels during the remainder of 2017, but at a more modest pace, due to the ongoing renovations at Westin Galleria, which are expected to be completed later in 2017, as well as the renovations beginning at Westin Oaks during the fourth quarter.
Net income increased 171.6% and 369.4% for the quarter and six months ended June 30, 2017, respectively, compared to 2016, primarily due to the 15 dispositions since the first quarter of 2016. The dispositions contributed a net increase of $55.6 million, which was driven by the gain on sale net of the provision for asset impairment offset by the reduction in net operating income compared to prior year. Excluding disposed properties, net income from our 35 comparable properties increased $6.9 million primarily as a result of a $3.3 million decrease in comparable interest expense, a reduction in comparable loss on debt extinguishment of $1.2 million and a reduction in income tax expense of $1.7 million.
Adjusted EBITDA attributable to common stock and unit holders for the quarter and six months ended June 30, 2017 decreased 9.6% and 7.9%, respectively, compared to 2016 and Adjusted FFO attributable to common stock and unit holders decreased 9.9% and 5.4% for the six months ended June 30, 2017, respectively, compared to the same period in 2016. These decreases were primarily attributable to net asset sales in 2016 and our Houston-area hotels that were impacted by disruption from renovations as well as continued weakness in the Houston market. Adjusted FFO benefited from the reduction in interest expense and income tax expense in 2017. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Variance
Number of properties at January 1	42	50	(8)
Properties acquired	1	1	—
Properties disposed	(6)	(5)	(1)
Number of properties at June 30	37	46	(9)
Number of rooms at January 1	10,911	12,548	(1,637)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	816	250	566
Rooms in properties disposed or combined during property improvements(2)	(952)	(1,204)	252
Number of rooms at June 30	10,775	11,594	(819)

Portfolio Statistics:
Occupancy (3)	76.1%	76.1%	—
ADR (3)	$204.75	$197.78	3.5%
RevPAR (3)	$155.72	$150.53	3.4%

(1)
The rooms additions include the number of rooms acquired or the number of rooms put into operations upon the completion of construction or renovation. During the six months ended June 30, 2017, the Company acquired the 815-room Hyatt Regency Grand Cypress and added one room at RiverPlace Hotel upon completion of property improvements. During the six months ended June 30, 2016, the Company acquired the 245-room Hotel Commonwealth and added three additional rooms to the Hyatt Regency Santa Clara and two additional rooms to Hyatt Key West Resort & Spa upon completion of property improvements.

(2)
During the six months ended June 30, 2017, the Company disposed of six hotels with 934 rooms and continued the guestroom renovation at the Westin Galleria Houston, which included the conversion of 36 guestrooms into 18 suites, resulting in a reduction in our total room count.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	Variance	2017	2016	Increase / (Decrease)	Variance
Revenues:
Room revenues	$164,868	$180,977	$(16,109)	(8.9)%	$309,319	$340,295	$(30,976)	(9.1)%
Food and beverage revenues	66,552	66,329	223	0.3%	128,376	129,797	(1,421)	(1.1)%
Other revenues	12,972	14,072	(1,100)	(7.8)%	25,157	26,321	(1,164)	(4.4)%
Total revenues	$244,392	$261,378	$(16,986)	(6.5)%	$462,852	$496,413	$(33,561)	(6.8)%
Room revenues
Room revenues decreased by $16.1 million, or 8.9%, to $164.9 million for the three months ended June 30, 2017 from $181.0 million for the three months ended June 30, 2016, of which $17.1 million of the decrease was attributed to the disposition of 14 hotels since the second quarter of 2016. Our Houston-area hotels were down $3.0 million for the second quarter compared to 2016 as these hotels continued to be affected by new supply, weak market conditions attributed to volatility in the energy sector and disruption in revenues from ongoing renovations at the Westin Galleria. Additional decreases of $1.2 million were attributed to our two Dallas-area hotels that were down due to less compression in group demand from city wides compared to 2016. These decreases were offset by a $1.4 million increase contributed by our Marriott Napa Valley Hotel & Spa that continued to perform well after extensive renovations in 2016 and an increase of $3.8 million contributed by the acquisition of the Hyatt Regency Grand Cypress in May 2017.

Room revenues decreased by $31.0 million, or 9.1%, to $309.3 million for the six months ended June 30, 2017 from $340.3 million for the six months ended June 30, 2016, of which $34.2 million of the decrease was attributed to the disposition of 15 hotels since the first quarter of 2016 and $2.9 million of the decrease was attributed to our Houston-area hotels. The remaining net decrease of $2.1 million was attributed to the remainder of our hotel portfolio. These decreases were offset by a $2.7 million increase contributed by our Marriott Napa Valley Hotel & Spa that continued to perform well after extensive renovations in 2016 and an increase of $5.5 million contributed by the acquisition of the Hyatt Regency Grand Cypress in May 2017, the Hotel Commonwealth in January 2016 and the continued ramp in operations from our two hotel developments that opened in the second half of 2015.
Food and beverage revenues
Food and beverage revenues increased by $0.2 million, or 0.3%, to $66.6 million for the three months ended June 30, 2017 from $66.3 million for the three months ended June 30, 2016, of which $2.8 million of the increase was contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and a $0.3 million increase was contributed by the remainder of the portfolio. These increases were offset by a $2.4 million decrease attributed to the disposition of 14 hotels since the second quarter of 2016 and a $0.5 million decrease attributed to our Houston-area hotels.
Food and beverage revenues decreased by $1.4 million, or 1.1%, to $128.4 million for the six months ended June 30, 2017 from $129.8 million for the six months ended June 30, 2016, of which $5.7 million of the decrease was attributed to the disposition of 15 hotels since the first quarter of 2016 and $1.4 million of the decrease was attributed to our Houston-area hotels. These decreases were offset by an increase of $2.4 million contributed by Fairmont Dallas that had strong banquet revenues in the first half of 2017 and $3.4 million contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and the Hotel Commonwealth acquired in January 2016.
Other revenues
Other revenues decreased by $1.1 million, or 7.8%, to $13.0 million for the three months ended June 30, 2017 from $14.1 million for the three months ended June 30, 2016, of which $0.7 million of the decrease was attributed to the disposition of 14 hotels since the second quarter of 2016 and a net decrease of $0.4 million was attributable to the remainder of the portfolio.
Other revenues decreased by $1.2 million, or 4.4%, to $25.2 million for the six months ended June 30, 2017 from $26.3 million for the six months ended June 30, 2016, of which $1.6 million of the decrease was attributed to the disposition of 15 hotels since the first quarter of 2016 and a net decrease of $0.2 million was attributable to the remainder the portfolio. These decreases were offset by an increase of $0.6 million contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and the Hotel Commonwealth acquired in January 2016.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	Variance	2017	2016	Increase / (Decrease)	Variance
Hotel operating expenses:
Room expenses	$35,349	$38,183	$(2,834)	(7.4)%	$68,979	$74,958	$(5,979)	(8.0)%
Food and beverage expenses	41,798	42,009	(211)	(0.5)%	80,982	84,242	(3,260)	(3.9)%
Other direct expenses	3,303	4,086	(783)	(19.2)%	6,309	8,051	(1,742)	(21.6)%
Other indirect expenses	55,292	57,914	(2,622)	(4.5)%	108,330	115,881	(7,551)	(6.5)%
Management and franchise fees	11,722	13,780	(2,058)	(14.9)%	23,100	26,027	(2,927)	(11.2)%
Total hotel operating expenses	$147,464	$155,972	$(8,508)	(5.5)%	$287,700	$309,159	$(21,459)	(6.9)%

Total hotel operating expenses
Total hotel operating expenses decreased $8.5 million, or 5.5%, to $147.5 million for the three months ended June 30, 2017 from $156.0 million for the three months ended June 30, 2016, of which $11.8 million of the decrease was attributed to the disposition of 14 hotels since the second quarter of 2016, a decrease of $1.3 million was attributed to our Houston-area hotels and an overall net decrease of $0.6 million was attributed to the remainder of the portfolio. These decreases were offset by an increase of $5.2 million contributed by the Hyatt Regency Grand Cypress acquired in May 2017. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Total hotel operating expenses decreased $21.5 million, or 6.9%, to $287.7 million for the six months ended June 30, 2017 from $309.2 million for the six months ended June 30, 2016, of which $26 million of the decrease was attributed to the disposition of 15 hotels since the first quarter of 2016 and a decrease of $2.3 million attributed to our Houston-area hotels. These decreases were offset by an increase of $6.1 million contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and the Hotel Commonwealth acquired in January 2016 and a net increase of $0.7 million attributable to the remainder the portfolio.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	Variance	2017	2016	Increase / (Decrease)	Variance
Depreciation and amortization	$36,625	$38,318	$(1,693)	(4.4)%	$73,104	$77,270	$(4,166)	(5.4)%
Real estate taxes, personal property taxes and insurance	10,696	10,542	154	1.5%	22,056	22,575	(519)	(2.3)%
Ground lease expense	1,409	1,402	7	0.5%	2,785	2,755	30	1.1%
General and administrative expenses	7,993	7,674	319	4.2%	16,605	18,298	(1,693)	(9.3)%
Acquisition transaction costs	1,260	6	1,254	20,900%	1,265	146	1,119	766.4%
Provision for asset impairment	—	2,396	(2,396)	(100.0)%	—	9,991	(9,991)	(100.0)%
Total corporate and other expenses	$57,983	$60,338	$(2,355)	(3.9)%	$115,815	$131,035	$(15,220)	(11.6)%
Depreciation and amortization
Depreciation and amortization expense decreased $1.7 million, or 4.4%, to $36.6 million for the three months ended June 30, 2017 from $38.3 million for the three months ended June 30, 2016 and $4.2 million, or 5.4%, to $73.1 million for the six months ended June 30, 2017 from $77.3 million for the six months ended June 30, 2016. These decreases were primarily attributable to the disposition of 15 hotels since the first quarter of 2016 offset by additional depreciation expense from capital expenditures made during the second half 2016 and the first half of 2017.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.2 million, or 1.5%, to $10.7 million for the three months ended June 30, 2017 from $10.5 million for the three months ended June 30, 2016, of which $0.4 million of the increase was attributed to the acquisition of the Hyatt Regency Grand Cypress acquired in May 2017 and a net increase of $1.4 million contributed by remainder of our portfolio, which was primarily attributable to higher net real estate taxes. These increases were offset by a $1.6 million decrease attributable to the disposition of 14 hotels since the second quarter of 2016.
Real estate taxes, personal property taxes and insurance expense decreased $0.5 million, or 2.3%, to $22.1 million for the six months ended June 30, 2017 from $22.6 million for the six months ended June 30, 2016, of which $2.7 million of the decrease was attributable to the disposition of 15 hotels since the first quarter of 2016. These decreases were offset by an increase of $0.7 million contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and the Hotel Commonwealth acquired in January 2016 and a net increase of $1.5 million contributed by the remainder of our portfolio, which was primarily attributable to higher net real estate taxes.

General and administrative expenses
General and administrative expenses increased $0.3 million, or 4.2%, to $8.0 million for the three months ended June 30, 2017 from $7.7 million for the three months ended June 30, 2016, which was primarily attributable to an increase in shared-based compensation expense compared to 2016.
General and administrative expenses decreased $1.7 million, or 9.3%, to $16.6 million for the six months ended June 30, 2017 from $18.3 million for the six months ended June 30, 2016, which was primarily attributable to non-recurring management transition and severance costs of $3.1 million incurred during the first quarter of 2016 offset by an increase in shared-based compensation expense and state taxes during 2017 compared to 2016.
Acquisition transaction costs
Acquisition transaction costs increased $1.3 million for the three months ended June 30, 2017 and $1.1 million for the six months ended June 30, 2017 which was attributable to the acquisition of the Hyatt Regency Grand Cypress in May 2017. The acquisition costs for the three and six months ended June 30, 2016 were attributable to the Hotel Commonwealth acquired in January 2016.
Provision for asset impairment
There were no asset impairments recorded during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, a provision for asset impairment of $2.4 million and $10.0 million, respectively, was recorded on two hotels which were identified to have a reduction in their expected hold period when they met the held for sale criteria, and were written down to their estimated fair value, less costs to sell. The hotels were subsequently sold in May and June 2016, respectively.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase / (Decrease)	Variance	2017	2016	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain (loss) on sale of investment properties	$49,176	$(90)	$49,266	54,740%	$49,176	$792	$48,384	6,109%
Other income	186	94	92	97.9%	338	178	160	89.9%
Interest expense	(11,146)	(12,801)	(1,655)	(12.9)%	(21,297)	(25,640)	(4,343)	(16.9)%
Loss on extinguishment of debt	(274)	(35)	239	682.9%	(274)	(4,778)	(4,504)	(94.3)%
Income tax expense	(5,889)	(6,095)	(206)	(3.4)%	(8,055)	(9,800)	(1,745)	(17.8)%
Gain on sale of investment properties
The gain on sale of investment properties for the three and six months ended June 30, 2017 related to the sale of six hotels during the first half of the year. The gain on sale of investment properties for the three and six months ended June 30, 2016 was related to the sale of one hotel in February 2016.
Interest expense
Interest expense decreased $1.7 million, or 12.9%, to $11.1 million for the three months ended June 30, 2017 from $12.8 million for the three months ended June 30, 2016 and $4.3 million, or 16.9%, to $21.3 million for the six months ended June 30, 2017 from $25.6 million for the six months ended June 30, 2016. This was primarily the result of debt repayments during the second half of 2016 and the first half of 2017.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $4.5 million, or 94.3%, to $0.3 million for the six months ended June 30, 2017 from $4.8 million for the six months ended June 30, 2016. The loss in 2017 was attributable to the write off of unamortized loan costs for the repayment of three mortgage loans during the period. The loss in 2016 was attributable to early repayment fees and the write off of unamortized loan costs upon the early repayment of two mortgage loans.
Income tax expense
Income tax expense decreased $1.7 million, or 17.8%, to $8.1 million for the six months ended June 30, 2017 from $9.8 million for the six months ended June 30, 2016, which was primarily attributable to decreases in taxable income on the Company's taxable REIT subsidiary from the 15 dispositions since the first quarter of 2016 offset by an increase in the effective tax rate.
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
For the three and six months ended June 30, 2017, 132,843 and 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.44 and $17.07 per share for an aggregate purchase price of $2.3 million and $4.1 million, respectively. As of June 30, 2017, the Company had approximately $97 million remaining under its Repurchase Program.
As of June 30, 2017, we had $201.8 million of consolidated cash and cash equivalents and $65.8 million of restricted cash and escrows. The restricted cash as of June 30, 2017 primarily consists of cash held in restricted escrows of $3.9 million for real estate taxes and insurance, $10.4 million in disposition related escrows and capital spending reserves, and $51.5 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Mortgages and Unsecured Term Loans
As of June 30, 2017, our outstanding total debt was $1.1 billion and had a weighted average interest rate of 3.70%.
In April 2017, we obtained a mortgage loan in the amount of $115 million, which is collateralized by the Marriott San Francisco Airport Waterfront hotel, has a fixed interest rate of 4.63% and matures in May 2027.
Also during the second quarter, we paid off the mortgage loans collateralized by the Bohemian Hotel Savannah, the Residence Inn Denver and the Fairmont Dallas hotel which totaled $128 million.
Derivatives
In February 2017, we entered into an interest rate swap agreement to fix the interest rate at 4.05% for the remaining term of a $51 million mortgage loan collateralized by Marriott Dallas City Center.
Also in February 2017, we entered into interest rate swap agreements to fix the interest rate at 3.81% for the remaining term of a $90 million mortgage loan collateralized by Hyatt Regency Santa Clara.

Credit facility
We have a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million.
During the second quarter of 2017, we made draws totaling $80 million to fund a portion of the purchase price for the acquisition of Hyatt Regency Grand Cypress. The $80 million was repaid during the quarter and as of June 30, 2017, we had no outstanding balance under the unsecured revolving credit facility.
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
Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$116,852	$113,007
Net cash (used in) provided by investing activities	(50,737)	17,401
Net cash (used in) provided by financing activities	(80,354)	25,493
(Decrease) increase in cash and cash equivalents	$(14,239)	$155,901
Cash and cash equivalents, at beginning of period	216,054	122,154
Cash and cash equivalents, at end of period	$201,815	$278,055
Operating

•
Cash provided by operating activities was $116.9 million and $113.0 million for the six months ended June 30, 2017 and 2016, respectively. Cash provided by operating activities for the six months ended June 30, 2017 increased primarily due to (i) a reduction in cash interest payments attributed to 2016 and 2017 debt repayments and (ii) decreases in general and administrative expenses attributed to employee related expenses offset by (iii) decreases in cash hotel operations from the disposition of 15 hotels since the beginning of 2016.

Investing

•
Cash used in investing activities was $50.7 million and cash provided by investing activities was $17.4 million for the six months ended June 30, 2017, and 2016, respectively. Cash used in investing activities for the six months ended June 30, 2017 was primarily due to (i) the acquisition of the Hyatt Regency Grand Cypress for $205.5 million, and (ii) $31.4 million in capital improvements at our hotel properties, offset by (iv) $185.9 million in proceeds from the disposition of six hotels during the first half of 2017. Cash provided by investing activities for the six months ended June 30, 2016 was primarily due to proceeds of $160.1 million from the sale of five hotels in the six months ended June 30, 2016, which was offset by cash used in investing activities for (i) $20.2 million in capital improvements at our hotel properties and (ii) the acquisition of the Hotel Commonwealth for net cash at closing of $116 million.

Financing

•
Cash used in financing activities was $80.4 million and cash provided by financing was $25.5 million for the six months ended June 30, 2017, and 2016, respectively. Cash used in financing activities for the six months ended June 30, 2017 was primarily comprised of (i) the repayment of mortgage debt totaling $127.9 million, (ii) $5.9 million used to repurchase common shares, of which $4.1 million was under the Repurchase Program and $1.8 million was used to redeem shares of common stock to satisfy employee withholding requirements in connection with stock compensation vesting, and (iii) the payment of $59.3 million in dividends to common stockholders and Operating Partnership unit holders offset by (iv) proceeds of $115 million from the funding of mortgage debt. Cash provided by financing activities for the six months ended June 30, 2016 was primarily comprised of (i) proceeds from the funding of the unsecured term loan of $125 million and proceeds from mortgage debt of $71.3 million, which was partially offset by (ii) cash used for mortgage principal payments of $3.5 million, (iii) the payoff of $50.0 million in mortgage loans, (iv) $60.7 million used to repurchase common shares under the Repurchase Program, and (v) the payment of $55.5 million in dividends to common stockholders and Operating Partnership unit holders.
Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of June 30, 2017 and December 31, 2016, we had a total of $51.5 million and $58.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three and six months ended June 30, 2017, we made total capital expenditures of $16.9 million and $31.4 million, respectively. During the three and six months ended June 30, 2016, we made total capital expenditures of $12.9 million and $20.2 million, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2017, we have no off-balance sheet arrangements.
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
EBITDA and Adjusted EBITDA
EBITDA is a commonly used measure of performance in many industries and is defined as net income or loss (calculated in accordance with GAAP) excluding interest expense, provision for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization as well as similar adjustments to partnerships and joint ventures. We consider EBITDA useful to an investor regarding our results of operations, in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results, even though EBITDA does not represent an amount that accrues directly to common stockholders. In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions and along with FFO and Adjusted FFO, it is used by management in the annual budget process for compensation programs. We present EBITDA attributable to common stock and unit holders, which includes our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand EBITDA attributable to all common stock and Operating Partnership unit holders.
We further adjust EBITDA for certain additional items such as hotel property acquisitions and pursuit costs, amortization of share-based compensation, the cumulative effect of changes in accounting principles, impairment of real estate assets, and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe Adjusted EBITDA provides investors with another financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for partnerships and joint ventures, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to all common stock and Operating Partnership unit holders.
We further adjust FFO for certain additional items that are not in NAREIT’s definition of FFO such as hotel property acquisition and pursuit costs, amortization of debt origination costs and share-based compensation, and other expenses we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.
The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$70,998	$26,141	$79,225	$16,971
Adjustments:
Interest expense	11,146	12,801	21,297	25,640
Income tax expense	5,889	6,095	8,055	9,800
Depreciation and amortization related to investment properties	36,522	38,318	72,881	77,270
Non-controlling interests in consolidated real estate entities	(126)	(43)	(54)	120
Adjustments related to non-controlling interests in consolidated real estate entities	(330)	(314)	(652)	(625)
EBITDA attributable to common stock and unit holders	$124,099	$82,998	$180,752	$129,176
Reconciliation to Adjusted EBITDA
Impairment of investment properties	—	2,396	—	9,991
(Gain) loss on sale of investment property	(49,176)	90	(49,176)	(792)
Loss on extinguishment of debt	274	35	274	4,778
Acquisition transaction costs	1,260	6	1,265	146
Amortization of share-based compensation expense	2,951	2,307	5,182	5,004
Amortization of above and below market ground leases and straight-line rent expense	168	167	388	338
Management transition and severance expenses	—	—	—	1,890
Adjusted EBITDA attributable to common stock and unit holders	$79,576	$87,999	$138,685	$150,531

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$70,998	$26,141	$79,225	$16,971
Adjustments:
Depreciation and amortization related to investment properties	36,522	38,318	72,881	77,270
Impairment of investment property	—	2,396	—	9,991
(Gain) loss on sale of investment property	(49,176)	90	(49,176)	(792)
Non-controlling interests in consolidated real estate entities	(126)	(43)	(54)	120
Adjustments related to non-controlling interests in consolidated real estate entities	(226)	(224)	(451)	(448)
FFO attributable to common stock and unit holders	$57,992	$66,678	$102,425	$103,112

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$274	$35	$274	$4,778
Acquisition transaction costs	1,260	6	1,265	146
Loan related costs(1)	683	1,058	1,402	2,062
Adjustment related to non-controlling interests loan related costs	(4)	(4)	(7)	(7)
Amortization of share-based compensation expense	2,951	2,307	5,182	5,004
Amortization of above and below market ground leases and straight-line rent expense	168	167	388	338
Management transition and severance expenses	—	—	—	1,890
Adjusted FFO attributable to common stock and unit holders	$63,324	$70,247	$110,929	$117,323

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.
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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our condensed consolidated statements of operations and comprehensive income, include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 2 in the condensed consolidated financial statements included herein.
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
Subsequent Events
In July 2017, the Company closed on the disposition of the Marriott West Des Moines for a sale price of $19 million and recognized a gain of approximately $1.8 million.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of June 30, 2017 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $2.4 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2016 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.1 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2017, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Maturing debt (1):
Fixed rate debt (mortgages and term loans)(2)	$414	$2,342	$81,610	$18,433	$179,219	$552,138	$834,156	$838,659
Variable rate debt (mortgage loans)	584	1,134	191,767	42,039	—	—	235,524	234,818
Total	$998	$3,476	$273,377	$60,472	$179,219	$552,138	$1,069,680	$1,073,477
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	4.10%	4.36%	3.03%	3.99%	2.78%	4.11%	3.72%	3.80%
Variable rate debt (mortgage loans)	3.73%	3.73%	3.62%	3.73%	—	—	3.64%	4.25%

(1)	Excludes mortgage discounts of $0.3 million as of June 30, 2017.

(2)	See Item 7A of our most recent Annual Report on Form 10-K and Note 6 to our condensed consolidated financial statements included herein.

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
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Share Repurchase Program during the period ended June 30, 2017:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
April 1 to April 30, 2017	53,474	$16.82	53,474	$98,338
May 1 to May 31, 2017	55,000	$17.84	55,000	$97,357
June 1 to June 30, 2017	24,369	$17.88	24,369	$96,921
Total	132,843	$17.44	132,843
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

August 8, 2017

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