Form 10-Q
period 2017-09-30
Xenia Hotels & Resorts, Inc.
filed 2017-11-07
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 3, 2017, there were 106,729,984 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2017 and December 31, 2016
(Dollar amounts in thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Investment properties:
Land	$335,805	$331,502
Buildings and other improvements	2,728,321	2,732,062
Total	$3,064,126	$3,063,564
Less: accumulated depreciation	(629,920)	(619,975)
Net investment properties	$2,434,206	$2,443,589
Cash and cash equivalents	450,441	216,054
Restricted cash and escrows	62,877	70,973
Accounts and rents receivable, net of allowance for doubtful accounts	34,542	22,998
Intangible assets, net of accumulated amortization of $5,891 and $4,324, respectively	74,655	76,912
Other assets	31,911	29,819
Total assets (including $71,500 and $74,440, respectively, related to consolidated variable interest entities - Note 5)	$3,088,632	$2,860,345
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs	$1,285,891	$1,077,132
Accounts payable and accrued expenses	79,862	71,955
Distributions payable	29,901	29,881
Other liabilities	36,060	29,810
Total liabilities (including $47,169 and $47,828, respectively, related to consolidated variable interest entities - Note 5)	$1,431,714	$1,208,778
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 106,728,578 and 106,794,788 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	$1,068	$1,068
Additional paid in capital	1,923,540	1,925,554
Accumulated other comprehensive income	4,995	5,009
Accumulated distributions in excess of net earnings	(301,217)	(302,034)
Total Company stockholders' equity	$1,628,386	$1,629,597
Non-controlling interests	28,532	21,970
Total equity	$1,656,918	$1,651,567
Total liabilities and equity	$3,088,632	$2,860,345
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2017 and 2016
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rooms revenues	$152,942	$167,066	$462,261	$507,361
Food and beverage revenues	56,653	55,687	185,030	185,484
Other revenues	13,694	11,193	38,851	37,515
Total revenues	$223,289	$233,946	$686,142	$730,360
Expenses:
Rooms expenses	35,427	36,854	104,406	111,812
Food and beverage expenses	40,507	38,233	121,489	122,475
Other direct expenses	3,441	1,520	9,750	9,571
Other indirect expenses	54,737	55,076	163,067	170,957
Management and franchise fees	9,393	11,459	32,493	37,486
Total hotel operating expenses	$143,505	$143,142	$431,205	$452,301
Depreciation and amortization	37,492	37,796	110,596	115,066
Real estate taxes, personal property taxes and insurance	10,152	12,300	32,208	34,875
Ground lease expense	1,393	1,356	4,178	4,112
General and administrative expenses	7,380	7,211	23,985	25,508
Acquisition transaction costs	210	2	1,476	147
Impairment and other losses	2,174	15	2,174	10,006
Total expenses	$202,306	$201,822	$605,822	$642,015
Operating income	$20,983	$32,124	$80,320	$88,345
Gain (loss) on sale of investment properties	1,570	(1)	50,747	792
Other income	428	738	766	916
Interest expense	(11,599)	(12,373)	(32,896)	(38,014)
Loss on extinguishment of debt	—	(244)	(274)	(5,023)
Net income before income taxes	$11,382	$20,244	$98,663	$47,016
Income tax benefit (expense)	385	187	(7,670)	(9,613)
Net income	$11,767	$20,431	$90,993	$37,403
Non-controlling interests in consolidated real estate entities (Note 5)	130	84	75	205
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(259)	(273)	(1,899)	(512)
Net income attributable to non-controlling interests	$(129)	$(189)	$(1,824)	$(307)
Net income attributable to common stockholders	$11,638	$20,242	$89,169	$37,096

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Nine Months Ended September 30, 2017 and 2016
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted earnings per share
Net income per share available to common stockholders	$0.11	$0.19	$0.83	$0.34
Weighted average number of common shares (basic)	106,727,330	107,538,601	106,779,824	108,384,241
Weighted average number of common shares (diluted)	106,995,887	107,677,749	107,020,675	108,495,365

Comprehensive Income:
Net income	$11,767	$20,431	$90,993	$37,403
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivative instruments	(258)	1,362	(1,932)	(14,283)
Reclassification adjustment for amounts recognized in net income (interest expense)	412	972	1,916	2,869
	$11,921	$22,765	$90,977	$25,989
Comprehensive (income) loss attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 5)	130	84	75	205
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(262)	(303)	(1,897)	(362)
Comprehensive income attributable to non-controlling interests	$(132)	$(219)	$(1,822)	$(157)
Comprehensive income attributable to the Company	$11,789	$22,546	$89,155	$25,832
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2017
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at December 31, 2016	106,794,788	$1,068	$1,925,554	$5,009	$(302,034)	$8,877	$13,093	$21,970	$1,651,567
Net income	—	—	—	—	89,169	1,899	(75)	1,824	90,993
Repurchase of common shares	(240,352)	(2)	(4,101)	—	—	—	—	—	(4,103)
Dividends, common shares / units ($0.825)	—	—	—	—	(88,352)	(430)	—	(430)	(88,782)
Share-based compensation	276,134	3	3,936	—	—	5,529	—	5,529	9,468
Shares redeemed to satisfy tax withholding on vested share based compensation	(101,992)	(1)	(1,849)	—	—	—	—	—	(1,850)
Distributions to non-controlling interests	—	—	—	—	—	—	(359)	(359)	(359)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	(1,892)	—	(40)	—	(40)	(1,932)
Reclassification adjustment for amounts recognized in net income	—	—	—	1,878	—	38	—	38	1,916
Balance at September 30, 2017	106,728,578	$1,068	$1,923,540	$4,995	$(301,217)	$15,873	$12,659	$28,532	$1,656,918
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$90,993	$37,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108,988	112,897
Amortization of above and below market leases and other lease intangibles	1,963	2,547
Amortization of debt premiums, discounts, and financing costs	2,099	3,009
Loss on extinguishment of debt	274	5,023
Gain on sale of investment property	(50,747)	(792)
Impairment and other losses	950	10,006
Share-based compensation expense	7,587	7,049
Prepayment penalties and defeasance	—	(4,813)
Changes in assets and liabilities:
Accounts and rents receivable	(5,676)	(8,814)
Deferred costs and other assets	4,557	4,858
Accounts payable and accrued expenses	2,454	1,795
Other liabilities	7,750	2,708
Net cash provided by operating activities	$171,192	$172,876
Cash flows from investing activities:
Purchase of investment properties	(202,881)	(116,000)
Capital expenditures and tenant improvements	(52,113)	(38,091)
Proceeds from sale of investment properties	204,353	160,095
Deposits for acquisition of hotel properties	(6,000)	—
Net cash (used in) provided by investing activities	$(56,641)	$6,004
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	215,000	71,258
Payoffs of mortgage debt	(127,876)	(147,042)
Principal payments of mortgage debt	(1,938)	(4,377)
Proceeds from unsecured term loan	125,000	125,000
Payment of loan fees and deposits	(3,241)	(646)
Proceeds from revolving line of credit draws	80,000	—
Payments on revolving line of credit	(80,000)	—
Contributions from non-controlling interests	—	341
Repurchase of common shares	(4,103)	(66,261)
Shares redeemed to satisfy tax withholding on vested share based compensation	(1,850)	(561)
Dividends, common shares/units	(88,893)	(85,271)
Distributions paid to non-controlling interests	(359)	(179)
Net cash provided by (used in) financing activities	$111,740	$(107,738)
Net increase in cash and cash equivalents and restricted cash	226,291	71,142
Cash and cash equivalents and restricted cash, at beginning of period	287,027	199,751
Cash and cash equivalents and restricted cash, at end of period	$513,318	$270,893

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2017 and 2016
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the statements of cash flows:

Cash and cash equivalents	$450,441	$185,311
Restricted cash	62,877	85,582
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$513,318	$270,893

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$3,930	$6,650
Cash paid for interest	30,467	31,027

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$1,170	$1,246
Change in fair value of designated interest rate swaps	(16)	(11,414)
Deposit applied to purchase price of hotel property upon acquisition	—	20,000
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2017

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of September 30, 2017, the Company collectively owned 98% of the common limited partnership units issued by the Operating Partnership ("Common Units"). The remaining 2% of the Common Units are owned by the other limited partners. To qualify as a real estate investment trust ("REIT"), the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, Inc. and its subsidiaries (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels.
As of September 30, 2017, the Company owned 36 lodging properties, 34 of which were wholly owned. The remaining two hotels are owned through individual investments in real estate entities, in which the Company has a 75% ownership interest in each investment.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2017. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of actual operating results for the entire year.
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
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2017.
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

Risks and Uncertainties
The Company had a geographical concentration risk for the three and nine months ended September 30, 2017 and 2016, which was related to revenues generated from hotels located in the following markets:

	Three Months Ended September 30,		Nine Months Ended September 30,
Market	2017	2016	2017	2016
Houston, TX(1)	9%	9%	10%	11%
Orlando, FL(2)	10%	3%	7%	4%

(1)	For the three and nine months ended September 30, 2017 and 2016, the Company owned three and four hotels in the Houston, TX market, respectively.

(2)	For the three and nine months ended September 30, 2017 and 2016, the Company owned three and two hotels in the Orlando, FL market, respectively.
To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted. The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. Should any of our hotels experience a significant decline in operational performance, it may affect the Company's ability to make distributions to our stockholders and service debt or meet other financial obligations.
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
Restricted Cash and Escrows
Restricted cash primarily relates to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance escrows, and capital spending reserves.
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
Involuntary Conversion
In the third quarter of 2017, two major hurricanes impacted several of the Company's lodging properties. The Company recorded a loss of $950 thousand, net of insurance recoveries, for the three and nine months ended September 30, 2017, which represented the historical cost net of accumulated depreciation of the properties and equipment written off for damage sustained during the hurricanes. Any amount expected to be received above the recorded loss will be treated as a gain and will not be recorded until contingencies are resolved. Additionally, the Company expensed an estimated $1.2 million of hurricane-related repairs and cleanup costs across all impacted properties for the three and nine months ended September 30, 2017, which is included in impairment and other losses on the condensed consolidated statements of operations for the periods then ended.
The Company may be entitled to business interruption proceeds for certain properties, however, it will not record an insurance recovery receivable for these losses until a final settlement has been reached with the insurance company. Any insurances proceeds received in excess of insurance deductibles will be accounted for as a gain. No business interruption insurance recovery receivables were accrued as of September 30, 2017.
Disposition of Real Estate
The Company accounts for dispositions in accordance with FASB ASC 360-20, Real Estate Sales. The Company recognizes a gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible, if any, can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit and the buyer has paid a significant non-refundable deposit.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for lease related revenues. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is finalizing its analysis, but does not expect a significant change to our current revenue recognition policies or the amount or timing of recognition, and is currently in the process of developing the related disclosures required under the standard. The Company plans to adopt ASU 2014-09 using the modified retrospective transition method. Additionally, the Company continues to evaluate the sale of non-financial assets to entities that are not customers, such as the disposition of real estate assets. Historically, hotel dispositions have been cash sales that required no contingencies for future involvement in the hotel's operations and, therefore, the Company does not expect ASU 2014-09 to have a material impact on its recognition of hotel sales.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces ASC Topic 840, Leases, and requires most lessee leases to be recorded on the Company's balance sheet as either operating or financing leases with a right of use asset and a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement on a straight-line basis as lease expense and financing leases will be accounted for similar to the accounting for amortizing debt. Leases with terms of less than 12 months will continue to be accounted for as they are under the current standard. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is still evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, but expects potentially significant lease-related right of use assets and liabilities to be recorded on the balance sheet for both equipment and ground leases for which the Company is the lessee. The Company is currently evaluating its population of leases and developing processes to account for such leases under the new standard. The Company anticipates adopting the standard on January 1, 2019 using the modified retrospective method.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share-based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate of the shares upon settlement of an award without causing the award to be classified as liability. The Company adopted this standard on January 1, 2017 and it did not have a material impact on the Company's financial position, results of operations or cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which changes the way certain cash receipts and cash payments are presented and classified on the statement of cash flows in order to reduce diversity in practice across all industries. The standard clarifies classification for debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, and contingent consideration payments made after business combination among other things. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company does not expect ASU 2016-15 will have a significant impact on its consolidated financial statements and related disclosures. However, the Company does expect that certain amounts will be reclassed retrospectively to conform historical presentation to the new standard.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances the presentation requirements of restricted cash. The standard aims to unify presentation and minimize the diversity in practice. These presentation changes include increased disclosures surrounding the restrictions on cash and the inclusion of the restricted cash balance in the reconciliation completed at the end of the statement of cash flows. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company early adopted ASU 2016-18 as of September 30, 2017. As a result, amounts included in restricted cash on our condensed consolidated balance sheet are included with cash and cash equivalents on the condensed consolidated statement of cash flows for the nine months ended September 30, 2017, and the Company reclassified the statement of cash flows for the nine months ended September 30, 2016 to reflect the adoption of ASU 2016-18. The adoption of ASU 2016-18 had no impact on our condensed consolidated balance sheet.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU 2017-12 as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the update. The Company continues to assess all potential impacts of the standard, but does not anticipate adoption will have a material impact on its consolidated financial statements and related disclosures.
3. Investment Properties
In May 2017, the Company acquired the 815-room Hyatt Regency Grand Cypress located in Orlando, Florida for a purchase price of $205.5 million, excluding closing costs, that was funded with cash. The revenues and net loss attributable to the Hyatt Regency Grand Cypress for the three months ended September 30, 2017 were approximately $15.2 million and $1.2 million, respectively, and for the nine months ended September 30, 2017 were approximately $22.4 million and $0.5 million, respectively, all of which were included in the Company's condensed consolidated statements of operations and comprehensive income from the date of acquisition to the periods then ended.
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

In January 2016, the Company acquired the Hotel Commonwealth located in Boston, Massachusetts for a purchase price of $136 million, excluding closing costs. The hotel has a total of 245 rooms, which includes a 96-room hotel expansion that was completed in December 2015. The Hotel Commonwealth is subject to a long-term ground lease, which expires in 2087, and was assumed by the Company as part of the acquisition.
The following pro forma financial information presents the Company's consolidated results of operations as if the 2017 and 2016 acquisitions had taken place on January 1, 2016. The consolidated unaudited pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had taken place on January 1, 2016, nor does it purport to represent the results of operations for future periods. The consolidated pro forma financial information is as follows (in thousands, except per share and per share data) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$223,289	$249,914	$723,402	$787,804
Net income attributable to common stockholders(1)	$11,767	$19,127	$99,495	$40,856
Net income per share available to common stockholders - basic and diluted	$0.11	$0.18	$0.93	$0.38
Weighted average number of common shares - basic	106,727,330	107,538,601	106,779,824	108,384,241
Weighted average number of common shares - diluted	106,995,887	107,677,749	107,020,675	108,495,365

(1)	The pro forma results above exclude acquisition costs.

4. Disposed Properties
The following represents the disposition details for the hotels sold during the nine months ended September 30, 2017 and 2016, respectively (in thousands):

Property	Date	Gross Sale Price	Net Proceeds	Gain on Sale/ (Impairment)
Courtyard Birmingham Downtown at UAB(1)(2)	04/2017	$30,000	$29,176	$12,972
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor(1)	06/2017	163,000	157,675	36,121
Marriott West Des Moines(1)	07/2017	19,000	18,014	1,654
Total for the nine months ended September 30, 2017(4)		$212,000	$204,865	$50,747

Hilton University of Florida Conference Center Gainesville(1)(3)	02/2016	$36,000	$32,055	$649
DoubleTree by Hilton Washington DC(1)	04/2016	65,000	63,550	(96)
Embassy Suites Baltimore North/Hunt Valley(1)	05/2016	20,000	19,459	(8,036)
Marriott Atlanta Century Center/Emory Area & Hilton Phoenix Suites(1)	06/2016	50,750	50,048	(1,874)
Total for the nine months ended September 30, 2016(4)		$171,750	$165,112	$(9,357)

(1)
Included in net income from continuing operations in the condensed consolidated statements of operations and comprehensive income for the periods of ownership through the date of disposition, as the sale did not represent a strategic shift or have a major effect on the Company's results of operations.

(2)
As part of the disposition in April 2017, the Company derecognized $2.3 million of goodwill related to Courtyard Birmingham at UAB that was included in intangible assets, net of accumulated amortization on the consolidated balance sheet as of December 31, 2016. As of September 30, 2017, there was $0.5 million of the sales proceeds related to escrows held back at closing that were outstanding.

(3)	The Company was entitled to net proceeds at closing of $32.1 million, and in conjunction with the sale repaid the $27.8 million outstanding property level mortgage.

(4)	As of September 30, 2017 and 2016, there was $0.5 million and $4.0 million, respectively, of the sales proceeds related to escrows held back at closing that were outstanding.
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
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	September 30, 2017	December 31, 2016
Net investment properties	$68,499	$71,157
Other assets	3,001	3,283
Total assets	$71,500	$74,440
Mortgages, notes and margins payable	(44,374)	(45,287)
Other liabilities	(2,795)	(2,541)
Total liabilities	$(47,169)	$(47,828)
Net assets	$24,331	$26,612

6. Debt
Mortgages Payable
Debt as of September 30, 2017 and December 31, 2016 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	September 30, 2017	December 31, 2016
Mortgage Loans
Fairmont Dallas	Variable	—		4/10/2018	$—	$55,498
Residence Inn Denver City Center	Variable	—		4/17/2018	—	45,210
Bohemian Hotel Savannah Riverfront	Variable	—		12/17/2018	—	27,480
Andaz Savannah	Variable	3.24%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Fixed(2)	2.98%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	3.49%		1/17/2019	21,344	21,644
Loews New Orleans Hotel	Variable	3.59%		2/22/2019	37,500	37,500
Andaz Napa	Fixed(2)	2.99%		3/21/2019	38,000	38,000
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	3.74%		5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	16,033	16,403
Grand Bohemian Hotel Charleston (VIE)	Variable	3.74%		11/10/2020	19,175	19,628
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	3.74%		12/27/2020	25,395	25,899
Marriott Dallas City Center	Fixed(2)	4.05%		1/3/2022	51,000	51,000
Hyatt Regency Santa Clara	Fixed(2)	3.81%		1/3/2022	90,000	90,000
Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023	60,000	60,000
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	3.34%		8/14/2024	100,000	—
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	63,000	63,000
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	60,000	60,000
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000	—
Total Mortgage Loans		3.88%	(3)		$868,947	$783,762
Mortgage Loan Discounts, net(4)	—	—		—	(271)	(319)
Unamortized Deferred Financing Costs, net	—	—		—	(7,785)	(6,311)
Senior Unsecured Credit Facility(6)	Variable	2.74%		2/3/2019	—	—
Unsecured Term Loan $175M	Partially Fixed(5)	2.74%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M	Partially Fixed(5)	3.53%		10/22/2022	125,000	125,000
Unsecured Term Loan $125M(7)	Variable	2.94%		9/13/2024	125,000	—
Total Debt, net of loan discounts and unamortized deferred financing costs		3.60%	(3)		$1,285,891	$1,077,132

(1)	Variable index is one month LIBOR as of September 30, 2017.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans through maturity.

(3)	Represents the weighted average interest rate as of September 30, 2017.

(4)	Loan discounts recognized upon loan modifications, net of the accumulated amortization.

(5)	LIBOR has been fixed for the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(6)	In October 2017, the Company drew down $40 million for the acquisition disclosed in Note 14.

(7)
In September 2017, the Operating Partnership entered into a $125 million senior unsecured term loan agreement with a variable interest rate. In October 2017, the Operating Partnership entered into a series of swap agreements with four third-party financial institutions to fix LIBOR at 1.9161% through September 2022. Based on the Company’s current leverage ratio, including the newly executed swaps, the effective interest rate will be 3.62%. The term loan also includes an accordion option that allows the Company to request additional lender commitments of up to $125 million.

In connection with repaying mortgage loans during 2017, the Company incurred $0.3 million of loss on extinguishment of debt during the nine months ended September 30, 2017, which is included in the condensed consolidated statements of operations and comprehensive income. The loss represents the write off of unamortized deferred financing costs.
In connection with repaying and refinancing mortgage loans during the three and nine months ended September 30, 2016, the Company incurred prepayment and extinguishment fees of approximately $0.2 million and $5.0 million, which was included in the loss on extinguishment of debt in the accompanying condensed consolidated statements of operations and comprehensive income for the period ended September 30, 2016. The loss on extinguishment of debt represented the write off of unamortized deferred financing costs incurred when the original agreements were executed, as well as unamortized loan premiums and discounts, and early repayment penalty fees.
Debt outstanding as of September 30, 2017 and December 31, 2016 was $1,294 million and $1,084 million and had a weighted average interest rate of 3.60% and 3.24% per annum, respectively. The remaining unamortized mortgage discounts as of both September 30, 2017 and December 31, 2016 were $0.3 million and $0.3 million, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2017	Weighted average interest rate
2017	$579	3.98%
2018	3,471	4.16%
2019	273,093	3.45%
2020	60,447	3.82%
2021	179,219	2.78%
Thereafter	777,138	3.82%
Total Debt	$1,293,947	3.60%
Total Loan Discounts, net	(271)	—
Unamortized Deferred Financing Costs, net	(7,785)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,285,891	3.60%
Of the total outstanding debt at September 30, 2017, none of the mortgage loans were recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the payment of an extension fee. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of September 30, 2017, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
As of September 30, 2017, there was no outstanding balance on the senior unsecured facility. During the three and nine months ended September 30, 2017, the Company incurred unused commitment fees of approximately $0.3 million and $0.9 million, respectively, and interest expense of $0 and $0.2 million, respectively. During the three and nine months ended September 30, 2016, the Company incurred unused commitment fees of approximately $0.3 million and $0.9 million, respectively and no interest expense.
7. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income, a component of stockholders’ equity. Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period. As of September 30, 2017, all derivative instruments were designated as cash flow hedges.
As of September 30, 2017 and December 31, 2016, the aggregate fair value of interest rate swap assets of $5.0 million and $5.1 million, respectively, was included in other assets in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2017, the Company had an unrealized loss of $0.3 million and $1.9 million, respectively, that is included in the condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2016, the Company had an unrealized gain of $1.4 million and an unrealized loss of $14.3 million, respectively, that is included in the condensed consolidated statements of operations and comprehensive income.
The following table summarizes the terms of the derivative financial instruments held by the Company as of September 30, 2017 and December 31, 2016, respectively (in thousands)(1):

							Estimated Fair Value
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	September 30, 2017	December 31, 2016
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$766	$767
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	1,020	1,022
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	940	940
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	50,000	154	193
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	59	88
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	63	84
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.80%	1/15/2016	10/22/2022	25,000	68	80
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	60,000	1,062	1,200
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	41,000	340	327
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 2.10%	9/1/2016	3/21/2019	38,000	366	354
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	71	—
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	50	—
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	80	—
						$580,000	$5,039	$5,055

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge ineffectiveness testing during the three and nine months ended September 30, 2017 and 2016.
For the three and nine months ended September 30, 2017, the Company reclassified $0.4 million and $1.9 million, respectively, from accumulated other comprehensive income to interest expense. The Company expects approximately $0.1 million will be reclassified from accumulated other comprehensive loss to interest expense in the next 12 months.
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

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which are netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	September 30, 2017	December 31, 2016
Location / Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Other assets
Interest rate swap assets	$5,039	$5,055
Total	$5,039	$5,055
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
Non-Recurring Measurements
Investment Properties
During the nine months ended September 30, 2016, the Company identified two hotel properties that had a reduction in their expected holding period and reviewed the probability of the assets' disposition. The Company recorded an impairment charge of $10.0 million for the nine months ended September 30, 2016, based on the estimated fair value using purchase contracts and average selling costs. The properties were subsequently sold in May 2016 and June 2016, respectively.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt, net of discounts	$1,293,676	$1,311,915	$1,083,443	$1,074,820
Total	$1,293,676	$1,311,915	$1,083,443	$1,074,820
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 3.72% and 4.14% per annum as of September 30, 2017 and December 31, 2016, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Income Taxes
The Company estimated the TRS income tax benefit for the three months ended and the income tax expense for the nine months ended September 30, 2017, using an estimated federal and state statutory combined rate of 42.98% and recognized income tax benefit of $0.4 million and income tax expense of $7.7 million, respectively.
The Company estimated the TRS income tax benefit for the three months ended and the income tax expense for the nine months ended September 30, 2016, using an estimated federal and state statutory combined rate of 39.37% and recognized income tax benefit of $0.2 million and income tax expense of $9.6 million, respectively.

10. Stockholders' Equity
Stock Repurchase Program
In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $100 million of the Company’s outstanding Common Stock, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding Common Stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares.
For the nine months ended September 30, 2017, 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.07 per share for an aggregate purchase price of $4.1 million. As of September 30, 2017, the Company had approximately $97 million remaining under its Repurchase Program.
Distributions
Common Stock
The Company declared the following dividends during the nine months ended September 30, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2017	March 31, 2017	April 14, 2017
$0.275	June 30, 2017	June 30, 2017	July 14, 2017
$0.275	September 30, 2017	September 29, 2017	October 14, 2017
Non-Controlling Interest of Common Units in Operating Partnership
As of September 30, 2017, the Operating Partnership had 2,213,140 long-term incentive partnership units (“LTIP Units”) outstanding, representing a 2% partnership interest held by the limited partners. Of the 2,213,140 LTIP units outstanding at September 30, 2017, 206,791 units had vested. Only vested LTIP Units may be converted to Common Units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
As of September 30, 2017, the Company had accrued $146 thousand in dividends related to the LTIP Units, which were paid in October 2017.
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

The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to common stockholders	$11,638	$20,242	$89,169	$37,096
Dividends paid on unvested share-based compensation	(160)	(127)	(463)	(340)
Undistributed earnings attributable to unvested share based compensation	—	—	(1)	—
Net income available to common stockholders	$11,478	$20,115	$88,705	$36,756

Denominator:
Weighted average shares outstanding - Basic	106,727,330	107,538,601	106,779,824	108,384,241
Effect of dilutive share-based compensation	268,557	139,148	240,851	111,124
Weighted average shares outstanding - Diluted	106,995,887	107,677,749	107,020,675	108,495,365

Basic and diluted earnings per share:
Net income per share available to common stockholders	$0.11	$0.19	$0.83	$0.34
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
A portion of each award of Class A LTIP Units is designated as a number of “base units.” Twenty-five percent (25%) of the base units are designated as absolute TSR base units, and vest based on varying levels of the Company’s TSR over the three-

year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period.
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
The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of September 30, 2017:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Non-vested as of December 31, 2016	243,769	238,152	1,259,613	1,741,534
Granted	—	127,687	834,566	962,253
Vested(2)	(193,151)	(82,984)	(87,830)	(363,965)
Expired	—	(5,901)	—	(5,901)
Forfeited	—	—	—	—
Non-vested as of September 30, 2017	50,618	276,954	2,006,349	2,333,921
Vested as of September 30, 2017	300,578	112,132	206,791	619,501
Weighted average fair value of non-vested shares/units	$20.25	$14.59	$9.15	$10.04

(1)	Includes time-based and performance-based units.

(2)
During the nine months ended September 30, 2017, the Company redeemed 101,992 shares of common stock to satisfy minimum federal and state tax withholding requirements on the vesting of Share Units and Restricted Stock Units under the 2014 Share Unit Plan and the 2015 Incentive Award Plan.

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
For the three and nine months ended September 30, 2017 the Company recognized approximately $2.4 million and $7.0 million, respectively, of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management. In addition, during the nine months ended September 30, 2017 we recognized $595 thousand that was provided to the Company's Board of Directors and capitalized approximately $154 thousand and $460 thousand for the three and nine months ended September 30, 2017, respectively, related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of September 30, 2017, there was $12.2 million of total unrecognized compensation costs related to non-vested restricted stock units, Class A LTIP Units and Time-Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 1.78 additional years.
For the three and nine months ended September 30, 2016, the Company recognized approximately $2.0 million and $6.5 million, respectively, of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management, which included $1.2 million of accelerated share-based compensation expense related to management transition and severance agreements incurred during the nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2016 we recognized $525 thousand that was provided to the Company's Board of Directors and capitalized approximately $148 thousand and $403 thousand for the three and nine months ended September 30, 2016, respectively, related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.
13. Commitments and Contingencies
Certain leases and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2017 and December 31, 2016, the Company had a balance of $49.9 million and $58.6 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
14. Subsequent Events
In October 2017, the Company acquired the 493-room Hyatt Regency Scottsdale Resort and Spa at Gainey Ranch and the 119-room Royal Palms Resort and Spa affiliated with The Unbound Collection by Hyatt, from affiliates of Hyatt Hotels Corporation ("Hyatt") for cash consideration of $305 million, plus customary pro-rated amounts and closing costs. The acquisition was funded with cash on hand and proceeds from the term and mortgage loans that were entered into during the third quarter. In connection with the closing of the transaction, wholly owned subsidiaries of the Company entered into two individual management agreements with Hyatt to continue to manage the hotels.
Also in October 2017, the Company acquired the 365-room Ritz-Carlton Pentagon City in Arlington, Virginia for a purchase price of $105 million, plus customary pro-rated amounts and closing costs. The acquisition was funded with cash available on the balance sheet and proceeds drawn from the senior unsecured credit facility. In connection with the closing of the transaction, a wholly owned subsidiary of the Company entered into a management agreement with an affiliate of Marriott International, Inc.

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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"), but excluding hotels referred to as "lifestyle" hotels. A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. As of September 30, 2017, we owned 36 hotels, 34 of which are wholly owned, comprising 10,556 rooms, across 17 states and the District of Columbia, and had a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities. Our hotels are operated and/or licensed by industry leaders such as Marriott ®, Kimpton ®, Hyatt ®, Aston ®, Fairmont ®, Hilton ®, and Loews ®, as well as leading independent management companies.
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

Results of Operations
Overview
The U.S. lodging industry continued growing at a moderate pace during the third quarter of 2017, which benefited from favorable macroeconomic factors. Lodging demand has historically exhibited a strong correlation to U.S. GDP growth, which grew 3.0% during the third quarter per the U.S. Department of Commerce. This growth was driven by an increase in consumer spending on goods and services, business investments and federal government spending coupled with a stable unemployment rate below 5%. This favorable macroeconomic environment was offset by the impact of new supply, which increased 1.9% during the quarter, and is expected to continue to hamper RevPAR growth for the remainder of 2017 and continue into 2018. These factors combined led to a moderate increase in industry RevPAR of 1.9% for the third quarter of 2017 compared to 2016, which was primarily driven by ADR growth of 1.4% and an increase in occupancy of 0.5% per industry reports.
Our total portfolio RevPAR, which includes the results of hotels that were sold or acquired during the respective periods presented, increased 0.3% to $157.13 for the quarter ended September 30, 2017 and increased 2.4% to $156.18 for the nine months ended September 30, 2017 compared to $156.63 and $152.49 for the quarter and nine months ended September 30, 2016, respectively. The relatively flat RevPAR in the third quarter was partially driven by the shift of the Jewish holidays from from the fourth quarter of 2016 to third quarter of 2017, but was also impacted by the natural disasters that occurred, which is discussed in further detail below. The increase in our total portfolio RevPAR year to date was partially driven by the moderate pricing increase in the overall U.S. lodging industry but was also attributable to changes in our portfolio composition. Since the first quarter of 2016, we have acquired two hotels and completed the disposition of 16 hotels with an average RevPAR significantly below that of the remainder of our portfolio, which contributed to increases in the overall portfolio metrics during 2017.
During the third quarter of 2017, several of our hotels were impacted by Hurricanes Harvey and Irma. The Hyatt Centric Key West Resort & Spa closed on September 6, 2017 following the mandatory evacuation order in connection with Hurricane Irma.  The property sustained limited wind damage and water intrusion from the storm and was able to re-open 91 of its 120 rooms by the end of September, with the remainder of rooms re-opened in October. All of our other hotels remained open and operating during the storms. As a result of property damage incurred during the storms, we recorded a loss of $950 thousand, net of estimated insurance recoveries, related to several of our properties and expensed an estimated $1.2 million of hurricane-related repairs and cleanup costs across all impacted properties during the quarter. The Company maintains property and business interruption insurance at its hotels, and is currently assessing claims under such agreements.
Subsequent to quarter end, a series of wildfires in Northern California impacted the Company's two Napa hotels. Andaz Napa remained open throughout the month of October, while Marriott Napa Valley Resort & Spa was closed to guests from October 9 through October 15, 2017. While neither hotel experienced direct fire damage, Xenia is currently evaluating the extent of smoke and other consequential damage at the properties, as well as business lost as a result of these fires, which could be covered by our business interruption insurance. As a result of the wildfires, the Company expects operating performance at the hotels to be impacted in the fourth quarter of 2017 and into 2018.
While our three Houston-area hotels still face headwinds driven by soft corporate demand and the addition of new supply in the market, operations have improved during 2017, in large part due to Super Bowl LI in February 2017 and a strong third quarter. The third quarter of 2017 had favorable group demand prior to Hurricane Harvey, which impacted Texas in late August. Our three Houston-area hotels remained open during and after the hurricane, and sustained limited property damage. These hotels benefited from increased demand driven by recovery and cleanup efforts coupled with less supply due to storm related hotel closures. On average our Houston-area hotels had an 8.6% increase in RevPAR for the quarter ended September 30, 2017 compared to 2016, which was driven by a 1,032 basis point increase in in occupancy offset by a decline in ADR of 6.6%. These gains were partially offset year to date by disruption in revenues due to guest room renovations at the Westin Galleria Houston during 2017 and weak corporate demand in the first half of the year. For the nine months ended September 30, 2017 compared to 2016, RevPAR decreased 3.5%, which was driven by a 3.3% decrease in ADR and 16 basis point decrease in occupancy. We expect RevPAR to remain steady for our Houston-area hotels during the remainder of 2017 due to the lift in operations following Hurricane Harvey, offset by the ongoing renovations at Westin Galleria Houston, which are expected to be completed later in early 2018, as well as the renovations beginning at Westin Oaks Houston at the Galleria during the fourth quarter.
Net income decreased 42.4% and increased 143.3% for the quarter and nine months ended September 30, 2017, respectively, compared to 2016, primarily due to the 16 dispositions since the first quarter of 2016. The dispositions resulted in a net increase in income of $52.2 million, which was driven by the gain on sale net of the provision for asset impairment offset by the reduction in net operating income compared to prior year. Excluding the impact of disposed and acquired properties, net income increased approximately $4.0 million primarily as a result of a $3.9 million decrease in interest expense, a reduction in loss on debt extinguishment of $1.5 million and a reduction in income tax expense of $1.9 million. These decreases were offset by the $2.2 million of impairment and other losses related to the hurricanes, as described above, during the third quarter.

Adjusted EBITDA attributable to common stock and unit holders for the quarter and nine months ended September 30, 2017 decreased 12.8% and 9.5%, respectively, compared to 2016, and Adjusted FFO attributable to common stock and unit holders decreased 13.9% and 8.4% for the quarter and nine months ended September 30, 2017, respectively, compared to the same period in 2016. These decreases were primarily attributable to net asset sales in 2016 and 2017. Adjusted FFO benefited from the reduction in interest expense and income tax expense in 2017. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Variance
Number of properties at January 1	42	50	(8)
Properties acquired	1	1	—
Properties disposed	(7)	(5)	(2)
Number of properties at September 30	36	46	(10)
Number of rooms at January 1	10,911	12,548	(1,637)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	816	250	566
Rooms in properties disposed or combined during property improvements(2)	(1,171)	(1,204)	33
Number of rooms at September 30	10,556	11,594	(1,038)

Portfolio Statistics:
Occupancy (3)	77.1%	77.0%	13 bps
ADR (3)	$202.53	$198.08	2.2%
RevPAR (3)	$156.18	$152.49	2.4%

(1)
The rooms additions include the number of rooms acquired or the number of rooms put into operations upon the completion of construction or renovation. During the nine months ended September 30, 2017, the Company acquired the 815-room Hyatt Regency Grand Cypress and added one room at RiverPlace Hotel upon completion of property improvements. During the nine months ended September 30, 2016, the Company acquired the 245-room Hotel Commonwealth and added three additional rooms to the Hyatt Regency Santa Clara and two additional rooms to Hyatt Centric Key West Resort & Spa upon completion of property improvements.

(2)
During the nine months ended September 30, 2017, the Company disposed of seven hotels with 1,153 rooms and continued the guestroom renovation at the Westin Galleria Houston, which included the conversion of 36 guestrooms into 18 suites, resulting in a reduction in our total room count.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	Variance	2017	2016	Increase / (Decrease)	Variance
Revenues:
Room revenues	$152,942	$167,066	$(14,124)	(8.5)%	$462,261	$507,361	$(45,100)	(8.9)%
Food and beverage revenues	56,653	55,687	966	1.7%	185,030	185,484	(454)	(0.2)%
Other revenues	13,694	11,193	2,501	22.3%	38,851	37,515	1,336	3.6%
Total revenues	$223,289	$233,946	$(10,657)	(4.6)%	$686,142	$730,360	$(44,218)	(6.1)%

Room revenues
Room revenues decreased by $14.1 million, or 8.5%, to $152.9 million for the three months ended September 30, 2017 from $167.1 million for the three months ended September 30, 2016. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$20.5 million decrease attributed to the disposition of 11 hotels since the third quarter of 2016;

•
$1.8 million decrease attributed to Hotel Palomar Philadelphia, which had less city-wide convention business in 2017 compared to 2016 that included several large city-wide events such as the Democratic National Convention;

•
$0.4 million decrease attributed to Hyatt Centric Key West Resort & Spa that was impacted by Hurricane Irma in September of 2017, which partially offset disruptions in revenues during the third quarter of 2016 due to room renovations that were completed in October 2016;

•	$8.4 million increase contributed by the acquisition of the Hyatt Regency Grand Cypress in May 2017; and

•
$0.8 million increase contributed by our Houston-area hotels that was driven by an 8.6% increase in RevPAR compared to 2016, which was partially due to stronger group demand early in the quarter and increases in demand following Hurricane Harvey.

Excluding the amounts above, rooms revenues decreased $0.6 million, or 0.6%, for the remainder of our comparable portfolio.
Room revenues decreased by $45.1 million, or 8.9%, to $462.3 million for the nine months ended September 30, 2017 from $507.4 million for the nine months ended September 30, 2016. The following amounts are the primary drivers of the changes year-over-year:

•	$55.1 million decrease attributed to the disposition of 16 hotels since the first quarter of 2016;

•	$2.1 million decrease attributed to Hotel Palomar Philadelphia;

•
$2.0 million decrease attributed to our Houston-area hotels driven by a slow rebound in the energy sector, new supply in the market and disruption in revenues from ongoing renovations at the Westin Galleria Houston during 2017;

•	$0.4 million decrease attributed to Hyatt Centric Key West Resort & Spa;

•	$2.8 million increase contributed by our Marriott Napa Valley Hotel & Spa that continued to perform well after extensive renovations in 2016; and

•
$13.6 million increase contributed by the acquisition of the Hyatt Regency Grand Cypress in May 2017, the Hotel Commonwealth in January 2016 and the continued ramp up in operations from our two hotel developments that opened in the second half of 2015.

Excluding the amounts above, rooms revenue decreased $1.9 million or 0.6% for the remainder of our comparable portfolio.
Food and beverage revenues
Food and beverage revenues increased by $1.0 million, or 1.7%, to $56.7 million for the three months ended September 30, 2017 from $55.7 million for the three months ended September 30, 2016. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$5.0 million increase contributed by the Hyatt Regency Grand Cypress acquired in May 2017;

•	$1.5 million decrease attributed to the disposition of 11 hotels since the third quarter of 2016; and

•	$0.9 million decrease attributed to our Houston-area hotels.

Excluding the amounts above, food and beverage revenues decreased $1.6 million, or 3%, for the remainder of our comparable portfolio.
Food and beverage revenues decreased by $0.5 million, or 0.2%, to $185.0 million for the nine months ended September 30, 2017 from $185.5 million for the nine months ended September 30, 2016. The following amounts are the primary drivers of the changes year-over-year:

•	$7.4 million decrease was attributed to the disposition of 16 hotels since the first quarter of 2016;

•	$2.4 million decrease was attributed to our Houston-area hotels;

•	$3.0 million increase contributed by Fairmont Dallas which had strong banquet activity during 2017; and

•	$8.3 million increase contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and the Hotel Commonwealth acquired in January 2016.

Excluding the amounts above, food and beverage revenues decreased $2.0 million or 1.5% for the remainder of our comparable portfolio.

Other revenues
Other revenues increased by $2.5 million, or 22.3%, to $13.7 million for the three months ended September 30, 2017 from $11.2 million for the three months ended September 30, 2016, of which $1.8 million was contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and $1.4 million was contributed by the remainder of the portfolio. These increases were offset by a $0.7 million decrease attributed to the disposition of 11 hotels since the third quarter of 2016.
Other revenues increased by $1.3 million, or 3.6%, to $38.9 million for the nine months ended September 30, 2017 from $37.5 million for the nine months ended September 30, 2016, of which $2.4 million was contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and the Hotel Commonwealth acquired in January 2016 and a net increase of $1.2 million contributed by the remainder the portfolio. These increases were offset by a $2.3 million decrease attributed to the disposition of 16 hotels since the first quarter of 2016.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	Variance	2017	2016	Increase / (Decrease)	Variance
Hotel operating expenses:
Room expenses	$35,427	$36,854	$(1,427)	(3.9)%	$104,406	$111,812	$(7,406)	(6.6)%
Food and beverage expenses	40,507	38,233	2,274	5.9%	121,489	122,475	(986)	(0.8)%
Other direct expenses	3,441	1,520	1,921	126.4%	9,750	9,571	179	1.9%
Other indirect expenses	54,737	55,076	(339)	(0.6)%	163,067	170,957	(7,890)	(4.6)%
Management and franchise fees	9,393	11,459	(2,066)	(18.0)%	32,493	37,486	(4,993)	(13.3)%
Total hotel operating expenses	$143,505	$143,142	$363	0.3%	$431,205	$452,301	$(21,096)	(4.7)%
Total hotel operating expenses
Total hotel operating expenses increased $0.4 million, or 0.3%, to $143.5 million for the three months ended September 30, 2017 from $143.1 million for the three months ended September 30, 2016. The following amounts are the primary drivers of changes quarter-over-quarter:

•	$12.4 million increase contributed by the Hyatt Regency Grand Cypress acquired in May 2017;

•	$12.1 million decrease attributed to the disposition of 11 hotels since the third quarter of 2016; and

•	$0.5 million decrease attributed to Hyatt Centric Key West Resort & Spa.

Excluding the amounts above, hotel operating expenses increased $0.6 million, or 0.5%, for the remainder of our comparable portfolio. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Total hotel operating expenses decreased $21.1 million, or 4.7%, to $431.2 million for the nine months ended September 30, 2017 from $452.3 million for the nine months ended September 30, 2016. The following amounts are the primary drivers of changes year-over-year:

•	$38.3 million decrease attributed to the disposition of 16 hotels since the first quarter of 2016;

•	$2.3 million decrease attributed to our Houston-area hotels; and

•	$18.4 million increase contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and the Hotel Commonwealth acquired in January 2016.

Excluding the amounts above, hotel operating expenses increased $1.1 million, or 0.3%, for the remainder of our comparable portfolio.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	Variance	2017	2016	Increase / (Decrease)	Variance
Depreciation and amortization	$37,492	$37,796	$(304)	(0.8)%	$110,596	$115,066	$(4,470)	(3.9)%
Real estate taxes, personal property taxes and insurance	10,152	12,300	(2,148)	(17.5)%	32,208	34,875	(2,667)	(7.6)%
Ground lease expense	1,393	1,356	37	2.7%	4,178	4,112	66	1.6%
General and administrative expenses	7,380	7,211	169	2.3%	23,985	25,508	(1,523)	(6.0)%
Acquisition transaction costs	210	2	208	10,400%	1,476	147	1,329	904%
Impairment and other losses	2,174	15	2,159	14,393%	2,174	10,006	(7,832)	(78.3)%
Total corporate and other expenses	$58,801	$58,680	$121	0.2%	$174,617	$189,714	$(15,097)	(8.0)%
Depreciation and amortization
Depreciation and amortization expense decreased $0.3 million, or 0.8%, to $37.5 million for the three months ended September 30, 2017 from $37.8 million for the three months ended September 30, 2016 and $4.5 million, or 3.9%, to $110.6 million for the nine months ended September 30, 2017 from $115.1 million for the nine months ended September 30, 2016. These decreases were primarily attributable to the disposition of 16 hotels since the first quarter of 2016 offset by additional depreciation expense contributed by the acquisition of the Hyatt Regency Grand Cypress and capital expenditures during the period.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $2.1 million, or 17.5%, to $10.2 million for the three months ended September 30, 2017 from $12.3 million for the three months ended September 30, 2016, of which $1.6 million of was attributable to the disposition of 11 hotels since the third quarter of 2016 and $1.4 million was attributable to the remainder of the portfolio primarily driven by real estate tax refunds received during 2017. These decreases were offset by a $0.9 million increase contributed by the Hyatt Regency Grand Cypress acquired in May 2017.
Real estate taxes, personal property taxes and insurance expense decreased $2.7 million, or 7.6%, to $32.2 million for the nine months ended September 30, 2017 from $34.9 million for the nine months ended September 30, 2016, of which $4.2 million was attributable to the disposition of 16 hotels since the first quarter of 2016 and $0.2 million was attributable to the remainder of the portfolio. These decreases were offset by an increase of $1.7 million contributed by the Hyatt Regency Grand Cypress acquired in May 2017 and the Hotel Commonwealth acquired in January 2016.
General and administrative expenses
General and administrative expenses increased $0.2 million, or 2.3%, to $7.4 million for the three months ended September 30, 2017 from $7.2 million for the three months ended September 30, 2016, and decreased $1.5 million, or 6.0%, to $24.0 million for the nine months ended September 30, 2017 from $25.5 million for the nine months ended September 30, 2016, which was primarily attributable to increases in salaries, share-based compensation expense and state taxes during 2017 compared to 2016 offset by a decrease in non-recurring management transition and severance costs of $3.1 million incurred during the first quarter of 2016.
Acquisition transaction costs
Acquisition transaction costs increased $0.2 million for the three months ended September 30, 2017 and $1.3 million for the nine months ended September 30, 2017, which was primarily attributable to the acquisition of the Hyatt Regency Grand Cypress in May 2017. The acquisition costs for the nine months ended September 30, 2016 were attributable to the Hotel Commonwealth acquired in January 2016.

Impairment and other losses
During the three and nine months ended September 30, 2017, the Company recorded a loss of $950 thousand, net of estimated insurance recoveries, related to several of our properties that sustained damage from Hurricanes Harvey and Irma during the period. In addition, the Company expensed an estimated $1.2 million of hurricane-related repairs and cleanup costs during the quarter.
During the nine months ended September 30, 2016, a provision for asset impairment of $10 million was recorded on two hotels which were identified to have a reduction in their expected hold period when they met the held for sale criteria, and were written down to their estimated fair value, less costs to sell. These hotels were subsequently sold in May and June 2016, respectively.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)	Variance	2017	2016	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain (loss) on sale of investment properties	$1,570	$(1)	$1,571	157,100%	$50,747	$792	$49,955	6,307%
Other income	428	738	(310)	(42.0)%	766	916	(150)	(16.4)%
Interest expense	(11,599)	(12,373)	(774)	(6.3)%	(32,896)	(38,014)	(5,118)	(13.5)%
Loss on extinguishment of debt	—	(244)	(244)	(100)%	(274)	(5,023)	(4,749)	(94.5)%
Income tax benefit (expense)	385	187	198	105.9%	(7,670)	(9,613)	(1,943)	(20.2)%
Gain on sale of investment properties
The gain on sale of investment properties for the three and nine months ended September 30, 2017 related to the sale of seven hotels during the year. The gain on sale of investment properties for the three and nine months ended September 30, 2016 was related to the sale of one hotel in February 2016.
Other income
Other income decreased $0.3 million, or 42.0%, to $0.4 million for the three months ended September 30, 2017 from $0.7 million for the three months ended September 30, 2016 and decreased $0.2 million, or 16.4%, to $0.8 million for the nine months ended September 30, 2017 from $0.9 million for the nine months ended September 30, 2016. These decreases were primarily attributed to $0.5 million in other reimbursements income received in 2016 that did not reoccur in 2017, which was offset by an increase in interest income during the period.
Interest expense
Interest expense decreased $0.8 million, or 6.3%, to $11.6 million for the three months ended September 30, 2017 from $12.4 million for the three months ended September 30, 2016 and $5.1 million, or 13.5%, to $32.9 million for the nine months ended September 30, 2017 from $38.0 million for the nine months ended September 30, 2016. This was primarily driven by the timing of debt proceeds and repayments during 2016 and 2017.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased $0.2 million, or 100%, for the three months ended September 30, 2017 from $0.2 million for three months ended September 30, 2016 and $4.7 million, or 94.5%, to $0.3 million for the nine months ended September 30, 2017 from $5.0 million for the nine months ended September 30, 2016. The loss in 2017 was attributable to the write off of unamortized loan costs for the repayment of three mortgage loans during the period. The loss in 2016 was attributable to early repayment fees and the write off of unamortized loan costs upon the early repayment of two mortgage loans.

Income tax benefit (expense)
Income tax benefit increased $0.2 million, or 105.9%, to $0.4 million for the three months ended September 30, 2017 from $0.2 million for the three months ended September 30, 2016 and income tax expense decreased $1.9 million, or 20.2%, to $7.7 million for the nine months ended September 30, 2017 from $9.6 million for the nine months ended September 30, 2016. The change from prior year was primarily attributable to decreases in taxable income on the Company's taxable REIT subsidiary from the 16 dispositions since the first quarter of 2016 and a write off of deferred tax assets during the third quarter of 2016. These decreases were offset by an increase in the effective tax rate in 2017 compared to 2016.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flow from operations, borrowings under our unsecured revolving credit facility, use of our unencumbered asset base, and the ability to refinance or extend our maturing debt as it becomes due. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
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
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding Common Stock, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding Common Stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares.
For the nine months ended September 30, 2017, 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.07 per share for an aggregate purchase price of $4.1 million. As of September 30, 2017, the Company had approximately $97 million remaining under its Repurchase Program.
As of September 30, 2017, we had $450.4 million of consolidated cash and cash equivalents and $62.9 million of restricted cash and escrows. The restricted cash as of September 30, 2017 primarily consists of cash held in restricted escrows of $3.7 million for real estate taxes and insurance, $9.3 million in disposition related escrows and capital spending reserves, and $49.9 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Mortgages and Unsecured Term Loans
As of September 30, 2017, our outstanding total debt was $1.3 billion and had a weighted average interest rate of 3.60%.
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
In August 2017, we obtained a mortgage loan in the amount of $100 million, which is collateralized by the Renaissance Atlanta Waverly Hotel & Convention Center, has a variable interest rate of LIBOR plus 210 basis points per annum and matures in August 2024.
In September 2017, we entered into a 7-year senior unsecured term loan totaling $125 million with a variable interest based on the Company's leverage ratio. The senior unsecured term loan was funded in September 2017, in connection with the acquisitions described in Note 14 of the Company's consolidated financial statements filed herein and in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events. The new term loan also includes an accordion option that allows the Company to request additional lender commitments of up to $125 million.
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
Subsequent to quarter end, in October 2017, the Company entered into agreements with four third-party financial institutions to swap the newly executed $125 million unsecured term loan. The swaps fixed LIBOR at 1.9161% for the first 5 years of the term of the loan.
Credit facility
We have a $400 million unsecured revolving credit facility with a syndicate of banks. The revolving credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows us to increase the aggregate availability by up to an additional $350 million.
During the second quarter of 2017, we made draws totaling $80 million to fund a portion of the purchase price for the acquisition of Hyatt Regency Grand Cypress, which was later repaid during the second quarter. As of September 30, 2017, we had no outstanding balance under the unsecured revolving credit facility. Subsequent to quarter end, the Company drew down $40 million, which was used to fund a portion of the purchase price for the acquisition of the Ritz-Carlton Pentagon City in October 2017.
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
Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$171,192	$172,876
Net cash (used in) provided by investing activities	(56,641)	6,004
Net cash provided by (used in) financing activities	111,740	(107,738)
Increase in cash and cash equivalents and restricted cash	$226,291	$71,142
Cash and cash equivalents and restricted cash, at beginning of period	287,027	199,751
Cash and cash equivalents and restricted cash, at end of period	$513,318	$270,893
Operating

•
Cash provided by operating activities was $171.2 million and $172.9 million for the nine months ended September 30, 2017 and 2016, respectively. Cash provided by operating activities for the nine months ended September 30, 2017 increased primarily due to (i) a reduction in cash interest payments attributed to the timing of 2016 and 2017 debt repayments and new borrowings and (ii) decreases in general and administrative expenses attributed to employee related expenses, offset by (iii) decreases in cash hotel operations from the disposition of 16 hotels since the beginning of 2016.

Investing

•
Cash used in investing activities was $56.6 million and cash provided by investing activities was $6.0 million for the nine months ended September 30, 2017, and 2016, respectively. Cash used in investing activities for the nine months ended September 30, 2017 was primarily due to (i) the acquisition of the Hyatt Regency Grand Cypress for $202.9 million, and (ii) $52.1 million in capital improvements at our hotel properties, offset by (iii) $204.4 million in proceeds from the disposition of seven hotels during 2017. Cash provided by investing activities for the nine months ended September 30, 2016 was primarily due to proceeds of $160.1 million from the sale of five hotels in the nine months ended September 30, 2016, which was offset by cash used in investing activities for (i) $38.1 million in capital improvements at our hotel properties and (ii) the acquisition of the Hotel Commonwealth for net cash at closing of $116 million.

Financing

•
Cash provided by financing activities was $111.7 million and cash used in financing was $107.7 million for the nine months ended September 30, 2017, and 2016, respectively. Cash provided by financing activities for the nine months ended September 30, 2017 was primarily comprised of (i) proceeds of $215 million from the funding of mortgage debt and (ii) the funding of the $125 million term loan, offset by (iii) the repayment of mortgage debt totaling $127.9 million, (iv) $6.0 million used to repurchase common shares, of which $4.1 million was under the Repurchase Program and $1.9 million was used to redeem shares of common stock to satisfy employee withholding requirements in connection with stock compensation vesting, (v) the payment of $88.9 million in dividends to common stockholders and Operating Partnership unit holders and (vi) payment of $3.2 million in loan costs attributable to the 2017 financing transactions. Cash used in financing activities for the nine months ended September 30, 2016 was primarily comprised of (i) cash used for mortgage principal payments of $4.4 million, (ii) the payoff of $147.0 million in mortgage loans, (iii) $66.3 million used to repurchase common shares under the Repurchase Program and (iv) the payment of $85.3 million in dividends to common stockholders and Operating Partnership unit holders, which was partially offset by (v) proceeds from the funding of the unsecured term loan of $125 million and proceeds from mortgage debt of $71.3 million.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of September 30, 2017 and December 31, 2016, we had a total of $49.9 million and $58.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three and nine months ended September 30, 2017, we made total capital expenditures of $20.7 million and $52.1 million, respectively. During the three and nine months ended September 30, 2016, we made total capital expenditures of $17.3 million and $38.1 million, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2017, we have no off-balance sheet arrangements.
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$11,767	$20,431	$90,993	$37,403
Adjustments:
Interest expense	11,599	12,373	32,896	38,014
Income tax expense	(385)	(187)	7,670	9,613
Depreciation and amortization related to investment properties	37,387	37,723	110,268	114,993
Non-controlling interests in consolidated real estate entities	130	84	75	205
Adjustments related to non-controlling interests in consolidated real estate entities	(336)	(316)	(987)	(941)
EBITDA attributable to common stock and unit holders	$60,162	$70,108	$240,915	$199,287
Reconciliation to Adjusted EBITDA
Impairment and other losses(1)	950	15	950	10,006
(Gain) loss on sale of investment property	(1,570)	1	(50,747)	(792)
Loss on extinguishment of debt	—	244	274	5,023
Acquisition transaction costs	210	2	1,476	147
Amortization of share-based compensation expense	2,406	2,045	7,587	7,049
Amortization of above and below market ground leases and straight-line rent expense	169	372	557	710
Management transition and severance expenses	—	101	—	1,991
Estimated hurricane-related repairs and cleanup costs(1)	1,224	—	1,224	—
Adjusted EBITDA attributable to common stock and unit holders	$63,551	$72,888	$202,236	$223,421

(1)
During the third quarter of 2017, Hurricanes Harvey and Irma impacted several of the Company's hotels. The Company recorded a loss of $950 thousand, which represents damage sustained during the storms, net of estimated insurance recoveries, and expensed an estimated $1.2 million of hurricane-related repairs and cleanup costs. These amounts are included in impairment and other losses on the condensed consolidated statement of operations for three and nine months ended September 30, 2017.

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$11,767	$20,431	$90,993	$37,403
Adjustments:
Depreciation and amortization related to investment properties	37,387	37,723	110,268	114,993
Impairment and other losses(1)	950	15	950	10,006
(Gain) loss on sale of investment property	(1,570)	1	(50,747)	(792)
Non-controlling interests in consolidated real estate entities	130	84	75	205
Adjustments related to non-controlling interests in consolidated real estate entities	(226)	(224)	(677)	(672)
FFO attributable to common stock and unit holders	$48,438	$58,030	$150,862	$161,143

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	—	244	274	5,023
Acquisition transaction costs	210	2	1,476	147
Loan related costs(2)	697	959	2,099	3,021
Adjustment related to non-controlling interests loan related costs	(4)	(4)	(11)	(11)
Amortization of share-based compensation expense	2,406	2,045	7,587	7,049
Amortization of above and below market ground leases and straight-line rent expense	169	372	557	710
Management transition and severance expenses	—	101	—	1,991
Estimated hurricane-related repairs and cleanup costs(1)	1,224	—	1,224	—
Adjusted FFO attributable to common stock and unit holders	$53,140	$61,749	$164,068	$179,073

(1)
During the third quarter of 2017, Hurricanes Harvey and Irma impacted several of the Company's hotels. The Company recorded a loss of $950 thousand, which represents damage sustained during the storms, net of estimated insurance recoveries, and expensed an estimated $1.2 million of hurricane-related repairs and cleanup costs. These amounts are included in impairment and other losses on the condensed consolidated statement of operations for three and nine months ended September 30, 2017.

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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, our revenues and operating income have historically been the lowest during the first and fourth quarters of each year.
Subsequent Events
In October 2017, the Company acquired the 493-room Hyatt Regency Scottsdale Resort and Spa at Gainey Ranch and the 119-room Royal Palms Resort and Spa affiliated with The Unbound Collection by Hyatt, from affiliates of Hyatt Hotels Corporation ("Hyatt") for cash consideration of $305 million, plus customary pro-rated amounts and closing costs. The acquisition was funded with cash on hand and proceeds from the term and mortgage loans that were entered into during the third quarter. In connection with the closing of the transaction, wholly owned subsidiaries of the Company entered into two individual management agreements with Hyatt to continue to manage the hotels.
Also in October 2017, the Company acquired the 365-room Ritz-Carlton Pentagon City in Arlington, Virginia for a purchase price of $105 million, plus customary pro-rated amounts and closing costs. The acquisition was funded with cash available on the balance sheet and proceeds drawn from the senior unsecured credit facility. In connection with the closing of the transaction, a wholly owned subsidiary of the Company entered into a management agreement with an affiliate of Marriott International, Inc.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of September 30, 2017 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $4.6 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2016 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.1 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2017, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Maturing debt (1):
Fixed rate debt (mortgages and term loans)(2)	$291	$2,342	$81,610	$18,433	$179,219	$552,138	$834,033	$980,879
Variable rate debt (mortgage loans)	288	1,129	191,483	42,014	—	225,000	459,914	331,036
Total	$579	$3,471	$273,093	$60,447	$179,219	$777,138	$1,293,947	$1,311,915
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	4.21%	4.36%	3.03%	3.99%	2.78%	4.11%	3.72%	3.48%
Variable rate debt (mortgage loans)	3.74%	3.74%	3.63%	3.74%	—	3.12%	3.39%	4.44%

(1)	Excludes mortgage discounts of $0.3 million as of September 30, 2017.

(2)	See Item 7A of our most recent Annual Report on Form 10-K and Note 6 to our condensed consolidated financial statements included herein.

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

Xenia Hotels & Resorts, Inc.

November 7, 2017

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)