Form 10-K
period 2017-12-31
Xenia Hotels & Resorts, Inc.
filed 2018-02-27
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the 106,493,077 shares of common stock held by non-affiliates of the registrant was approximately $2.1 billion based on the closing price of the New York Stock Exchange for such common stock as of June 30, 2017.
As of February 23, 2018, there were 106,827,866 shares of the registrant's common stock, $0.01 per value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be held on May 22, 2018, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2017 FORM 10-K ANNUAL REPORT

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

•
adverse changes in the energy and/or technology industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations;

•	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms and/or meeting facilities;

•	contraction in the U.S. or global economy or low levels of economic growth;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy ("OCC") and average daily rate ("ADR");

•	fluctuations in the supply and demand for hotel rooms;

•
changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors, and online travel agencies, and changes in the markets where we own hotels;

•	events beyond our control, such as war, terrorist or cyber-attacks, travel-related health concerns and natural disasters;

•	our reliance on third-party hotel management companies to operate and manage our hotels;

•	our ability to maintain good relationships with our third-party hotel management companies and franchisors;

•	our failure to maintain brand operating standards;

•	our ability to maintain our brand licenses at our hotels;

•	relationships with labor unions and changes in labor laws;

•	loss of our senior management team or key personnel;

•	our ability to identify and consummate additional acquisitions and dispositions of hotels;

•	our ability to integrate and successfully operate hotel properties that we acquire and the risks associated with these hotel properties;

•	the impact of hotel renovations, repositionings, redevelopments and re-branding activities;

- ii -

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	the fixed cost nature of hotel ownership;

•	our ability to service, restructure or refinance our debt;

•	changes in interest rates and operating costs;

•	compliance with regulatory regimes and local laws;

•	uninsured or underinsured losses, including those relating to natural disasters, terrorism or cyber-attacks;

•	changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners;

•	the amount of debt that we currently have or may incur in the future;

•	provisions in our debt agreements that may restrict the operation of our business;

•	our organizational and governance structure;

•	our status as a real estate investment trust ("REIT");

•	our taxable REIT subsidiary ("TRS") lessee structure;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	adverse litigation judgments or settlements;

•	changes in real estate and zoning laws and increases in real property tax valuations or rates;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs;

•	the impact of changes in the tax code as a result of recent U.S. federal income tax reform and uncertainty as to how some of those changes may be applied;

•	changes in governmental regulations or interpretations thereof; and

•	estimates relating to our ability to make distributions to our stockholders in the future.
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
MARKET AND INDUSTRY DATA

The market data and certain other statistical information used throughout this Annual Report are based on independent industry publications, government publications or other published independent sources. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on industry surveys and the preparers’ experience in the industry, and there is no assurance that any of the projected amounts will be achieved. We believe that the surveys and market research others have performed are reliable, but we have not independently verified this information. STR Inc. ("STR") is the

- iii -

primary source for third-party market data and industry statistics and forecasts. STR does not guarantee the performance of any company about which it collects and provides data. The reproduction of STR’s data without their written permission is strictly prohibited. Nothing in the STR data should be construed as advice. Some data is also based on our good faith estimates.
TRADEMARKS, SERVICE MARKS AND TRADENAMES

Xenia Hotels & Resorts® and related trademarks, trade names and service marks of Xenia appearing in this Annual Report are the property of Xenia. Unless otherwise noted, all other trademarks, trade names or service marks appearing in this Annual Report are the property of their respective owners, including Marriott International, Inc., Hyatt Corporation, Kimpton Hotel & Restaurant Group LLC, Aston Hotels & Resorts LLC, Fairmont Hotels & Resorts, Hilton Worldwide Inc., and Loews Hotels, Inc. or their respective parents, subsidiaries or affiliates ("Brand Companies"). In the event that any of our management agreements or franchise agreements with the Brand Companies are terminated for any reason, the use of all applicable trademarks and service marks owned by the Brand Companies will cease at the hotel where the management agreement or franchise agreement was terminated; all signs and materials bearing the marks and other indicia connecting the hotel to the Brand Companies will be removed (at our expense).
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

- iv -

PART I
Item 1. Business
General
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service and lifestyle hotels, with a focus on Top 25 Markets and key leisure destinations in the United States ("U.S."). Prior to February 3, 2015, Xenia was a wholly owned subsidiary of InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc. or "InvenTrust"), its former parent.
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
Substantially all of the Company's assets are held by, and all the operations are conducted through our Operating Partnership. XHR GP, Inc. is the sole general partner of Operating Partnership. XHR GP, Inc. is wholly owned by the Company. On December 31, 2017, the Company collectively owned 98% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2% of the common limited partnership units are owned by the other limited partners comprised of certain of our current and former executive officers and members of our Board of Directors and includes unvested long term incentive plan ("LTIP") partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, the Company's TRS, which engages third-party eligible independent operators to manage the hotels. The third-party non-affiliated hotel operators manage each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under "Part I-Item 2. Our Principal Agreements."
The Company's consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly owned subsidiaries and consolidated investments in real estate entities. The Company's subsidiaries and consolidated investments in real estate entities generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and our TRS. The effects of all inter-company transactions are eliminated.
As of December 31, 2017, the Company owned 39 lodging properties, 37 of which were wholly owned, with a total of 11,533 rooms, including a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities.
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
Our Operating Partnership was formed as a North Carolina limited partnership in 1994. On September 17, 2014, our Operating Partnership was converted to a Delaware limited partnership and changed its name to XHR LP. Our wholly-owned subsidiary is the sole general partner of our Operating Partnership, and we conduct substantially all of our business through our Operating Partnership. As of December 31, 2017, we collectively own 98% of the Operating Partnership Units in our Operating Partnership, with the remaining 2% being owned by certain of our current and former executive officers and members of the Board of Directors.

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
Pursuant to the terms of the Separation and Distribution Agreement we entered into with InvenTrust in connection with the Distribution (the "Separation and Distribution Agreement"), we agreed to assume the first $8 million of liabilities (including any related fees and expenses) incurred following the Distribution relating to, arising out of or resulting from the ownership, operation or sale of the Suburban Select Service Portfolio and that relate to, arise out of or result from a claim or demand that is made against Xenia or InvenTrust by any person who is not a party or an affiliate of a party to the Separation and Distribution Agreement, other than liabilities arising from the breach or alleged breach by InvenTrust of certain fundamental representations made by InvenTrust to the third party purchasers of the Suburban Select Service Portfolio. We have also agreed to assume and indemnify InvenTrust for certain tax liabilities attributable to the Suburban Select Service Portfolio. As part of our working capital at the time of the Distribution, InvenTrust left us with cash estimated to be sufficient to satisfy such tax obligations. The hotels included in the Suburban Select Service Portfolio were not retained by Xenia because such hotels did not generally fit within our investment criteria of investing in premium full service and lifestyle hotels, with a focus on Top 25 Markets as well as key leisure destinations in the U.S. In selecting the hotels to retain in our portfolio, we also took into consideration factors such as supply growth dynamics in various markets, RevPAR and risk-adjusted return potential. In addition to the sale of the Suburban Select Service Portfolio, we also sold one hotel on May 30, 2014, one hotel on August 28, 2014 and one hotel on December 31, 2014.

The following chart shows our structure as of December 31, 2017:

(1)	Ownership includes unvested LTIP partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives.
Business Objectives and Growth Strategies
Our objective is to allocate capital in order to invest primarily in a high-quality diversified portfolio of premium full service and lifestyle hotels in the Top 25 Markets and key leisure destinations in the U.S. We invest at valuation levels which we believe will generate attractive risk-adjusted returns. We pursue this objective through the following investment and growth strategies:

•
Pursue Differentiated Investment Strategy Across Targeted Markets. We use our management team’s network of relationships in the lodging industry, real estate brokers and our relationships with multiple hotel brands and management companies, among others, to source acquisition opportunities. When evaluating opportunities, we use a multi-pronged approach to investing that we believe provides us the flexibility to pursue attractive opportunities in a variety of markets across any point in the cycle. We consider the following characteristics when making investment decisions:

-
Market Characteristics. We seek opportunities across a range of urban and dense suburban areas, primarily in the Top 25 Markets and key leisure destinations, in the U.S. We believe that this strategy provides us with a broader range of opportunities and allows us to target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive long-term projected RevPAR growth. We believe assets in the Top 25 Markets and key leisure destinations present attractive investment opportunities considering the favorable supply and demand dynamics, RevPAR growth trends, attractive valuations and better opportunities for diversification.

-
Asset Characteristics. We generally pursue premium full service and lifestyle hotels in the upper upscale and luxury segments that are affiliated with leading premium brands, as we believe these segments yield attractive risk-adjusted returns. Within these segments, we seek hotels that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than investing primarily in properties that are heavily dependent on conventions and group business. We seek properties with desirable locations within their markets, exceptional facilities, and other competitive advantages that are hard to replicate. We also favor properties that can be purchased below estimated replacement cost. We believe our focus on premium full service and lifestyle assets, allows us to seek appropriate investments that are well suited for specific markets.

-
Operational and Structural Characteristics. We pursue both new or recently constructed assets that require limited capital investment, as well as more mature and complex properties with opportunities for our dedicated asset and project management teams to create value through more active operational oversight and targeted capital expenditures. Additionally, we generally seek properties that are unencumbered by debt and that will not require partnerships with third-party investors, allowing us maximum operational flexibility.

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

-
In-House Project Management. By maintaining a dedicated in-house capital planning and project management team, we believe we are able to develop our capital plans and execute each renovation project at a lower cost and in a timelier manner than if we outsourced these services. In addition, our project management team has extensive experience in the development and renovation of hotel properties, providing both in-depth knowledge of building construction, as well as the opportunity for us to evaluate potential development opportunities. We view this as a significant competitive strength relative to many of our peers.

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
We strive to maintain a flexible capital structure that puts us in a position to be opportunistic in allocating capital for investment. As of December 31, 2017, we had a total of $130.4 million of cash on hand, including $58.5 million of restricted cash primarily set aside to maintain our hotels. We have and seek to maintain a modest amount of leverage and closely monitor our near-term debt maturities. Our net debt to adjusted earnings before interest, taxes, depreciation and amortization ratio as of December 31, 2017 was 4.7x based on actual operating results for the year then ended. Our weighted average debt maturity was 5.2 years, including available extension options, and our debt had a weighted average interest rate of 3.71% as of December 31, 2017 (See "Part II-Item 7. Non-GAAP Financial Measures" for definition of net debt and reconciliation to net income).
From time to time, we will also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. We may also issue new equity or debt if we feel that we can accretively use proceeds to acquire assets or make capital improvements that yield attractive risk-adjusted returns on investment.
We anticipate using a portion of cash flows generated from operations to fund future acquisitions as well as for property redevelopments, return on investment initiatives, working capital requirements, and share repurchase programs. Subject to market conditions, we intend to repay amounts outstanding under our senior unsecured revolving credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, sale of assets and cash flows from operations.

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
Seasonality
The lodging industry is seasonal in nature which can be expected to cause fluctuations in our hotel room revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property, and competitive mix within the specific location. We expect our revenues and operating income to be the highest during the first and second quarters of the year followed by the third and fourth quarters based on our current portfolio composition.
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
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, approximately 98% of the Operating Partnership Units in our Operating Partnership, with the remaining 2% owned by our current and former executive officers and members of our Board of Directors. In the future, we may issue additional common or preferred units in our Operating Partnership from time to time in connection with acquisitions of hotels or for financing, compensation or other reasons.
In order for the income from our hotel operations to constitute "rents from real property" for purposes of the gross income tests required for REIT qualification, we cannot directly or indirectly operate any of our hotels. Accordingly, we lease each of our hotels, and intend to lease any hotels we acquire in the future, to our TRS lessees. As required for our qualification as a REIT, our TRS lessees have engaged third-party hotel management companies to manage our hotels on market terms. Our TRS lessees pay rent to us that we intend to treat as "rents from real property". Our TRS, which owns our TRS lessees, is subject to U.S. federal, state and local income taxes applicable to corporations and we are generally subject to sales tax on a portion of the rent paid from our TRS lessees.
We made a joint election with InvenTrust under section 336(e) of the Code with respect to our spin-off from InvenTrust on February 3, 2015. As a result of that election, our tax basis in our assets was stepped up to the fair market value of each respective asset as of the date of the spin-off.  The increased tax basis in our assets will increase the depreciation deductions we are allowed to claim over the useful life of our assets.

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
Insurance
We or our management companies carry commercial general liability, commercial property including extended coverage and business interruption, cyber liability and umbrella liability coverage on all of our hotels and earthquake, wind, flood, hurricane and environmental coverage on hotels in areas where we believe such coverage is warranted, in each case with deductibles and limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to, losses caused by riots, war or acts of God. We believe our hotels are adequately insured.
Employees
As of December 31, 2017, we had 51 employees. None of our employees are covered by collective bargaining agreements. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the labor at our hotels.
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
Where You Can Find More Information
Our internet website is located at www.xeniareit.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission ("SEC"), and also make available on our website the charters for the audit, executive, compensation and nominating and corporate governance committees of our Board of Directors and our Code of Ethics and Business Conduct, as well as our Corporate Governance Guidelines. Copies in print of these documents are available upon request to our secretary at the address indicated on the cover of this Annual Report. We may also use our website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely accessible through and posted on the "Investor Relations" page of our website. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Investor Relations" page of our website. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report.
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
We own hotels which have different economic characteristics than many other real estate assets. A typical office property, for example, has long-term leases with third-party tenants, which provides a relatively stable long-term stream of revenue. Hotels, on the other hand, generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rates and occupancy levels at each of our hotels to change every day, and results in earnings that can be highly volatile.
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

•
decreased corporate or government travel-related budgets and spending and cancellations and/or government shutdowns, deferrals or renegotiations of group business due to adverse changes in general economic conditions and/or changes in laws and regulations;

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
Due to its close link with the performance of the general economy, and, specifically, growth in U.S. GDP, the lodging industry is highly cyclical in nature. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions. Since 2010, the lodging industry has had continued growth in line with that of the U.S. economy but there can be no assurance of either any further increase in demand for hotel rooms from past levels or of the timing or extent of any such demand growth in the future. If demand weakens, our operating results and profitability would likely be adversely affected. Worsening of the U.S. or global economy, if experienced, would likely have an adverse impact on the occupancy, ADR and RevPAR of our hotels, and would therefore adversely impact our results of operations and financial condition. In addition, in an economic downturn, luxury and upper upscale hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates.
In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth and impact our ability to make distributions to stockholders.
The seasonality of the lodging industry is expected to cause quarterly fluctuations in our revenues.
The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues, occupancy levels, room rates, operating expenses and cash flows. Our quarterly earnings may be adversely affected by factors outside our control, including timing of holidays, weather conditions and poor economic factors in certain markets in which we operate. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on the composition of our current portfolio, assuming a stable macroeconomic environment, we generally expect our revenue to be highest in the first and second quarters followed by the third and fourth quarters. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters in order to make distributions to our stockholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.
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

•	changing market demographics;

•	an inability to acquire and finance real estate assets on favorable terms, if at all;

•	the ongoing need for owner funded capital improvements and expenditures to maintain or upgrade hotels;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	acts of God, such as earthquakes, floods, hurricanes, wildfires or other uninsured losses;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events; and

•	changes in interest rates and availability, cost and terms of financing.
Difficult economic conditions may continue to adversely affect the hotel industry.
The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand.  If the U.S. economy should falter for any reason, including but not limited to volatility in the energy and/or technology industries and/or government shutdowns, and there is an extended period of economic weakness, a recession or depression, our results of operations and profitability would likely be adversely affected.
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

If third-party hotel managers and/or franchisors consolidate through merger and acquisition transactions, we may experience undefined and unknown costs related to the integration of processes and systems, which may adversely affect our hotels. If third-party online travel agencies consolidate through merger and acquisitions transactions this may lead to less negotiating power over contracts and/or higher costs of obtaining customers.
The result of third-party hotel managers and franchisors consolidating could adversely affect our hotels due to the undefined and unknown costs associated with the integration of property-level point of sale and back-of-house computer systems and other technology related processes, the training and other labor costs associated with the merging of labor forces, and the impact of reward point program consolidation. Additionally, the potential consolidation of third-party hotel managers and franchisors could impact our leveraging power in future management and franchise agreement negotiations. Consolidation of third-party online travel agencies could lead to less negotiating power that our operators have in setting contract terms for pricing and commissions paid to the online travel agency. The consolidation of these distribution channels may lead to reduced operating profits and/or higher costs of obtaining customers.
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
A substantial number of our hotels operate under the Marriott, Hyatt and Kimpton brand families; therefore, we are subject to risks associated with concentrating our portfolio in three brand families.
In our portfolio, 34 of the 39 hotels that we own as of December 31, 2017 operate under brands owned by Marriott, Hyatt and Kimpton. As a result, our success is dependent in part on the continued success of Marriott, Hyatt and Kimpton and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott, Hyatt and/or Kimpton brands is reduced or compromised, the goodwill associated with the Marriott-, Hyatt- and/or Kimpton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hyatt and/or Kimpton were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Hyatt and/or Kimpton could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in Texas, California, and Florida which exposes our business to the effects of regional events and occurrences.
We have a concentration of hotels in Texas, California and Florida. Specifically, as of December 31, 2017, approximately 51% of rooms in our portfolio were located in Texas, California and Florida. The concentration of hotels in a region may expose us to risks of adverse economic developments, such as negative trends in the industry sectors that are concentrated in these markets, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hail storms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused damage such as flooding and other damage to our hotels in specific geographic locations, including in the Texas, California and Florida markets. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event.
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
A key element of our business strategy is to invest in premium full service and lifestyle hotels, with a focus on the Top 25 Markets and key leisure destinations in the U.S. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured revolving credit facility and unsecured term loans, mortgage loans, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.
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

•
acquired, redeveloped, repositioned, renovated or re-branded hotels may not initially be accretive to our results, and we and the hotel management companies may not successfully manage newly acquired, renovated, redeveloped, repositioned or re-branded hotels to meet our expectations;

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
Ownership of hotels is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate properties. Access to the capital that we need to maintain and renovate existing properties and to acquire new properties is critical to the continued growth of our business and revenues and to remain competitive. We may not be able to fund capital improvements for our existing hotels or acquisitions of new hotels solely from cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to maintain our qualification as a REIT and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings may be restricted. Consequently, we may have to draw down on our senior unsecured revolving credit facility, enter into new unsecured loans or rely upon the availability of new financing arrangements or equity capital to fund capital improvements and acquisitions. Our ability to access additional capital could also be limited by the terms of our senior unsecured revolving credit facility, which restricts our ability to incur debt under certain circumstances.
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
Operating expenses, such as expenses for fuel, utilities, labor, employee benefits, building materials, insurance and real estate taxes are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease. If we are unable to offset these decreases with sufficient revenues across our portfolio, it could materially and adversely affect our results of operations and profitability and our ability to pay distributions could be materially and adversely affected.
The land underlying six of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We lease the land underlying six of our hotels and/or meeting facilities from third parties as of December 31, 2017. Five of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the sixth is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these six hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 47 years. Assuming all renewal options are exercised, the average remaining term is 65 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
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
We have entered into management agreements with third-party hotel managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like minimum wage initiatives and additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act, may adversely impact our operating costs. Labor costs can be particularly challenging at our hotels with unionized labor.
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
We intend to maintain comprehensive insurance on each of our current hotels and any hotels that we acquire, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like windstorms, earthquakes and floods, and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance at our sole cost. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.

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
In addition, insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our hotels. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth.
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
Our recently acquired or divested hotels, and the hotels that we may acquire or divest in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers or for which we may be liable to the buyers. In general, the representations and warranties provided under the transaction agreements related to the sale or purchase of the hotels we acquire or divest may survive for a defined period of time after the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible, or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties or that we will not be obligated to reimburse the buyers for their losses. In addition, the total amount of costs and expenses that may be incurred with respect to the unknown or contingent liabilities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our results of operations and profitability.
The acquisition and/or sale of a hotel or a portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the acquisition and/or disposition.
We may not be successful in completing the acquisitions and/or disposition of a hotel or a portfolio of hotels, which may negatively impact our business strategy. Hotel acquisitions and sales are typically subject to customary risks and uncertainties. In addition, there may be contingencies related to, among other items, financing, franchise agreements, ground leases and other agreements. There may also be issues related to a property's title or conditions that could impact the marketability of a property that we acquire or seek to divest, which could result in additional expenditures to correct. As such, we can offer no assurances as to whether any closing conditions will be satisfied on a timely basis or at all, or whether the closing of an acquisition and/or a sale will occur for these or any other reasons.
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
The third-party hotel management companies that operate our hotels rely on information technology networks and systems, including the Internet and cloud-based storage systems, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We have limited ability to require our third-party management companies to implement new or enhanced cyber-security platforms. They may purchase some of their information technology from vendors, on whom our and their systems will depend, and the third-party hotel managers will rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, including personally identifiable information. We will depend upon the secure transmission of this information over public networks. Our third-party hotel management companies’ networks and storage applications have already been, according to publicly released statements, and in the future may continue to be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our third-party hotel managers’ systems could harm us, and we may be financially responsible for certain damages arising out of the harm such events cause to third parties pursuant to our management agreements. As a result, such incidents could have a material impact on our business and adversely affect our financial condition and results of operations. Certain of our third-party hotel management companies have publicly released statements disclosing cyber-attacks on their systems, some of which have impacted our hotels, but these known cyber-attacks did not have a material adverse effect on the Company's results of operations.
At our corporate headquarters, the Company is continuously working to maintain secure information technology systems and provide ongoing employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches.
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

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and

•	the terms of our debt may limit our ability to make distributions to our stockholders and therefore adversely affect the market price of our stock.
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
The mortgages on our existing hotels, and hotels that we may acquire in the future, likely will contain customary covenants such as, but not limited to, those that limit our ability, without the prior consent of the lender, to further mortgage the applicable hotel or to discontinue insurance coverage. In addition, such loans contain negative covenants that, among other things, preclude certain changes of control, and/or changes in the hotel brand or manager of a collateralized property without lender consent, inhibit our ability to incur additional indebtedness or, under certain circumstances, restrict cash flow necessary to make distributions to our stockholders. These loans also often have debt service coverage ratio requirements that could limit our ability to borrow additional funds.
In addition, in connection with our mortgage agreements we may enter into lockbox and cash management agreements pursuant to which under certain situations substantially all of the income generated by our hotel properties will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lenders and from which cash will be distributed to us only after funding of certain items, which may include payment of principal and interest on our debt, insurance and tax reserves or escrows and other expenses. As a result, we may be forced to borrow additional funds in order to make distributions to our stockholders (including, potentially, to make distributions necessary to allow us to maintain our qualification as a REIT for U.S. federal income tax purposes).
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
We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2017, approximately $371.6 million, or 28%, of the total debt outstanding bore interest at variable rates which was not hedged by interest rate protection agreements.
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
We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2017, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings clause". If we were to rely on a REIT "savings clause", we would have to pay a penalty tax, which could be material.
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the U.S. federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status for the four taxable years following the year in which we failed to qualify as a REIT.
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
We and InvenTrust made a joint tax election, that among other things, caused us to have a short taxable year that ended on February 3, 2015 and if we failed to qualify as a REIT for that short taxable year, we would be liable for a material corporate income tax and would be precluded from qualifying as a REIT for the following four taxable years.
We and InvenTrust made a joint election under section 336(e) of the Code with respect to our spin-off from InvenTrust on February 3, 2015, which allowed us to significantly increase our tax basis in our assets. As a result of that election, among other things, we were deemed to sell all of our assets to a third party and liquidate on February 3, 2015, the date of the spin-off.  The gain we recognized in that deemed sale that was attributable to the personal property at our hotels was not qualifying income for purposes of the 75% and 95% gross income tests applicable to REITs. Based on our valuation of our personal property, we believe that we satisfied the 75% and 95% gross income tests for our short taxable year that ended on February 3, 2015.

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
Our TRS, and any other domestic TRS we form, will be subject to U.S. federal, state and local income tax on their taxable income, which will consist of the revenues from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us. In certain circumstances the ability of our TRSs to deduct interest expense could be limited. Accordingly, although our ownership of our TRS lessees will allow us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us.
Our TRS lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results and our ability to make distributions to stockholders.
Our leases with our TRS lessees require our TRS lessees to pay us rent based in part on revenues from our hotels. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs, insurance costs and other operating expenses, which would adversely affect our TRS lessees’ ability to pay us rent due under the leases.
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
Overall, no more than 20% (or 25% for the taxable years prior to 2018) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. We will monitor the value of our investment in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% (or 25%) TRS limitation or to avoid application of the 100% excise tax.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets can consist of debt of publicly offered REITs (i.e., REITs that are required to file annual and period reports with the SEC under the Exchange Act) that is not secured by real property, and no more than 20% (or 25% for taxable years prior to 2018) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.
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
The maximum U.S. federal tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted law informally known as the Tax Cuts and Jobs Act, or TCJA, non-corporate taxpayers may deduct up to 20% of certain pass-

through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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
We intend to pay regular quarterly distributions to holders of our common stock. We have established our distribution rate based upon our estimate of our annualized cash flow that will be available for distributions. All distributions will be made at the discretion of our Board of Directors and will depend on our historical and projected results of operations, Adjusted EBITDA, FFO, Adjusted FFO, liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our Board of Directors may deem relevant from time to time. No assurance can be given that our projections will prove accurate or that any level of distributions will be made or sustained or achieve a market yield. We may not be able to make distributions in the future or may need to consider various funding sources to cover any shortfall, including borrowing under our senior unsecured revolving credit facility, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable share dividends. Any of the foregoing could cause the market price of our common stock to decline significantly.
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
We own 98% of the Operating Partnership Units and the remaining 2% of the Operating Partnership Units are owned by the other limited partners comprised of our current and former executive officers and members of our Board of Directors. However, in connection with our future acquisition of properties or otherwise, we may issue Operating Partnership Units to third parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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
Our Board of Directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of up to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock without stockholder approval. Further, our Board of Directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our Board of Directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or shares of preferred stock or common stock that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease our headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2017, we owned a portfolio of 39 operating hotels, 37 of which are wholly owned, comprising 11,533 rooms, including a 75% ownership interest in two hotels owned through two consolidated real estate entities across 18 states and the District of Columbia. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring premium full service and lifestyle hotels primarily in the Top 25 Markets and key leisure destinations in the U.S.

Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 82% of our rooms operating under Marriott, Hyatt or Kimpton brands. The following table sets forth our brand affiliations as of December 31, 2017:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	5	587	5.1%
Marriott	7	2,596	22.5%
Renaissance	2	1,014	8.8%
Residence Inn	2	449	3.9%
Ritz-Carlton	1	365	3.2%
Westin	2	875	7.6%
Subtotal	19	5,886	51.1%

Hyatt
Andaz	3	451	3.9%
Hyatt Centric	1	120	1.0%
Hyatt Regency	3	1,813	15.7%
Unbound Collection	1	119	1.0%
Subtotal	8	2,503	21.6%

Kimpton	7	1,124	9.8%

Aston	1	645	5.6%

Fairmont	1	545	4.7%

Hilton	1	300	2.6%

Loews	1	285	2.5%
Total branded	38	11,288	97.9%

Independent	1	245	2.1%

Total portfolio	39	11,533	100%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2017(1):

Hotel	Rooms	Year Acquired	State	Brand Parent Company	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah(4)	151	2013	GA	Hyatt	Hyatt	L
Aston Waikiki Beach Hotel(5)(6)	645	2014	HI	Aston	Aston	U
Bohemian Hotel Celebration, an Autograph Collection Hotel	115	2013	FL	Marriott	Kessler	UU
Bohemian Hotel Savannah Riverfront, an Autograph Collection Hotel	75	2012	GA	Marriott	Kessler	UU
Canary Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Fairmont Dallas	545	2011	TX	Fairmont	Fairmont	L
Grand Bohemian Hotel Charleston, an Autograph Collection Hotel(4)(6)	50	N/A	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, an Autograph Collection Hotel(4)(6)	100	N/A	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, an Autograph Collection Hotel(4)	247	2012	FL	Marriott	Kessler	UU
Hilton Garden Inn Washington DC Downtown	300	2008	DC	Hilton	Urgo	U
Hotel Commonwealth(5)	245	2016	MA	Independent	Sage	I
Hotel Monaco Chicago(4)	191	2013	IL	Kimpton	Kimpton	UU
Hotel Monaco Denver(4)	189	2013	CO	Kimpton	Kimpton	UU
Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Hotel Palomar Philadelphia(4)	230	2015	PA	Kimpton	Kimpton	UU
Hyatt Centric Key West Resort & Spa	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Grand Cypress	815	2017	FL	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara(4)(5)	505	2013	CA	Hyatt	Hyatt	UU
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch	493	2017	AZ	Hyatt	Hyatt	UU
Loews New Orleans Hotel(4)	285	2013	LA	Loews	Loews	L
Lorien Hotel & Spa	107	2013	VA	Kimpton	Kimpton	UU
Marriott Charleston Town Center(4)(5)	352	2011	WV	Marriott	Marriott	UU
Marriott Chicago at Medical District / UIC	113	2008	IL	Marriott	Davidson	UU
Marriott Dallas City Center(4)	416	2010	TX	Marriott	Marriott	UU
Marriott Griffin Gate Resort & Spa	409	2012	KY	Marriott	Marriott	UU
Marriott Napa Valley Hotel & Spa	275	2011	CA	Marriott	Sage	UU
Marriott San Francisco Airport Waterfront(4)	688	2012	CA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	343	2007	TX	Marriott	Marriott	UU
Renaissance Atlanta Waverly Hotel & Convention Center(4)	522	2012	GA	Marriott	Renaissance	UU
Renaissance Austin Hotel	492	2012	TX	Marriott	Renaissance	UU
Residence Inn Boston Cambridge(4)	221	2008	MA	Marriott	Residence Inn	U
Residence Inn Denver City Center	228	2013	CO	Marriott	Sage	U
The Ritz-Carlton, Pentagon City(5)	365	2017	VA	Marriott	Marriott	L
RiverPlace Hotel	85	2015	OR	Kimpton	Kimpton	UU
Royal Palms Resort & Spa	119	2017	AZ	Hyatt	Hyatt	L
Westin Galleria Houston(4)	469	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria(4)	406	2013	TX	Marriott	Westin	UU

(1)	Includes only the hotels in our portfolio as of December 31, 2017. See "Basis of Presentation."

(2)
"Aston" refers to an affiliate of Aqua-Aston Hospitality; "Davidson" refers to Davidson Hotel Company LLC; "Fairmont" refers to Fairmont Hotels & Resorts (U.S.) Inc.; "Hyatt" refers to Hyatt Corporation; "Kessler" refers to Kessler Collection Management, LLC; "Kimpton" refers to Kimpton Hotel & Restaurant Group, LLC; "Loews" refers to Loews New Orleans Hotel Corp.; "Marriott" refers to Marriott Hotel Services, Inc.; "Renaissance" refers to Renaissance Hotel Operating Company; "Residence Inn" refers to Residence Inn by Marriott, LLC.; "Sage" refers to affiliates of Sage Hospitality Resources, LLC, "Urgo" refers to Urgo Hotels LP; and "Westin" refers to Westin Operator, LLC.

(3)	"L" refers to Luxury; "UU" refers to Upper Upscale; "U" refers to Upscale; "I" refers to Independent.

(4)	This property is subject to mortgage debt at December 31, 2017.

(5)	This hotel is subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements- Ground Leases" for more information.

(6)	The Company owns a 75% interest in the hotel, which is consolidated as a variable interest entity in our financial statements.
Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 39 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with an independent hotel management company. Approximately 23% of our hotels (based on the number owned as of December 31, 2017), which we refer to as "franchised hotels" are also operated under distinct franchise agreements, a few of which are with an affiliate of the hotel’s management company. Approximately 74% of our hotels (based on the number owned as of December 31, 2017) receive the benefit pursuant to the hotel’s management agreement, which we refer to as "brand-managed hotels."
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
Of our brand-managed hotels, approximately 48% of our hotels (by room count as of December 31, 2017) are managed by Marriott, approximately 26% are managed by Hyatt, approximately 11% are managed by Kimpton, and the rest are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term of between 20 to 30 years, and have an average remaining term of approximately 11 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. Including the exercise of all renewal options the average remaining term of our management agreements is approximately 25 years.
Fees
Our management agreements for brand-managed hotels typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is typically 3.0% of gross hotel revenues or receipts, but ranges from 2.0% to 7.0%, the highest of which also include fees for additional non-management services. The incentive management fees range from 10% to 35% of net operating income (or other similar metric, as defined in the management agreement) remaining after deducting a priority return typically equal to 10% to 11% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies in a majority of the agreements. Many management agreements also require the maintenance of a capital reserve fund ranging between 3% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.

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
Term
Our management agreements for franchised hotels generally contain initial terms between seven and 15 years with an average remaining initial term of approximately six years. Almost all of these agreements either do not contemplate a renewal or extension of the initial term or cannot be extended without our consent, and the rest may be extended at the option of the management company if certain conditions are met. Assuming all renewal or extension options are exercised, the average remaining term is approximately seven years.
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 2% to 3% of gross hotel revenue, with some base fees increasing over time. Almost all of the incentive management fees range from 15% to 30% of net operating income (or other similar metric, as defined in the management agreement) remaining after deducting a priority return typically equal to 9% to 11% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements.
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
Term
A majority of our franchise agreements contain an initial term of 15 to 20 years, with an average remaining initial term of approximately 10 years. Almost all of our franchise agreements do not contemplate any renewals or extensions of the initial term.

Fees
Substantially all of our franchise agreements require that we pay a royalty fee ranging between 2% and 6% of the gross room revenue of the applicable hotel and, for certain full service hotels, an additional fee ranging between 2% and 3% on gross food and beverage revenue. We must also pay marketing, reservation or other program fees ranging between 1% and 2.5% of the gross room revenue. In addition, under substantially all of our franchise agreements, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards. Under certain agreements, such expenditures are mandated at set periods, with at least some level of expenditure required every five to six years. Many franchise agreements also require the maintenance of a capital reserve fund ranging between 3% and 4% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
TRS Leases
In order for us to maintain our qualification as a REIT, neither our company nor any of our subsidiaries, including the Operating Partnership, may directly or indirectly operate our hotels. Subsidiaries of our Operating Partnership, as lessors, lease our hotels to our TRS lessees, which, in turn, are parties to the existing hotel management agreements with third-party hotel management companies for each our hotels.

Ground Leases
The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2017 associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent (1)	Base Rent Increases at Renewal	Lease Type
Ground lease: Entire Property
Aston Waikiki Beach Hotel	December 31, 2057	No renewal rights (2)	$196,286(3)	Not applicable	Triple Net
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years (4)	$62,013	No increase unless lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
Marriott Charleston Town Center	December 11, 2032	4 x 10 years	$5,000	No increase unless hotel is expanded beyond 356 guest rooms, at which time rent shall increase on a pro rata basis (5)	Triple Net
Hotel Commonwealth	December 19, 2087	None	$0.83	Not applicable	Triple Net
The Ritz-Carlton, Pentagon City	May 7, 2040	2 x 25 years	$53,375	Fair market rent adjustment at commencement of lease renewal	Triple Net
Ground lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights (6)	$10,541(7)	Not applicable	Triple Net

(1)
In addition to minimum rent, the Company may owe percentage rent. In particular, Hyatt Regency Santa Clara incurs percentage rent based on a percentage of rooms revenue and ballroom receipts, which has exceeded the minimum base rent for the years ended December 31, 2017, 2016 and 2015. Marriott Charleston Town Center, per the amendment signed in December 2017, incurs supplemental rent equal to the greater of 0.5% of annual gross revenues or $85 thousand. The Ritz-Carlton, Pentagon City incurs the greater of minimum base rent or five percent (5%) of guest room revenues, which has exceeded minimum base rent for the year ended December 31, 2017.

(2)	The Company has a right of first refusal to purchase the property, which must be exercised within 30 days of receiving the third party’s terms from the landlord.

(3)
For and during the period from January 1, 2006 to December 31, 2029, the Minimum Rent for each year is adjusted based on a calculation tied to the Consumer Price Index. From January 1, 2030 through the remainder of the lease terminating on December 31, 2057, the minimum rent will be redetermined each ten-year period. The monthly minimum or base rent in this chart is for the period from January 1, 2017 through December 31, 2017.

(4)	The Company has a right of first refusal to purchase all or a portion of certain areas covered by the two separate leases.

(5)	If the hotel is increased from 356 to 500 rooms, the new annual base rent will increase to $85 thousand.

(6)	The Company has a right of first refusal to purchase the property, which must be exercised within 60 days of receiving the third party’s terms from the landlord.

(7)
The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index. The monthly minimum or base rent in this chart is for the period from January 1, 2017 through December 31, 2017.

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
The following tables sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared:

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First Quarter	$19.58	$16.47	$0.275	$16.19	$12.73	$0.275
Second Quarter	$20.02	$16.65	$0.275	$16.81	$14.60	$0.275
Third Quarter	$21.19	$19.31	$0.275	$17.96	$15.01	$0.275
Fourth Quarter	$22.57	$20.95	$0.275	$19.62	$14.98	$0.275
The closing price per share of our common stock on December 29, 2017, as reported by the NYSE, was $21.59. On February 26, 2018, the closing stock price of our common stock was $19.81.
Shareholder Information
As of February 23, 2018, there were 15,125 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by bank, brokers and other financial institutions. Also at February 23, 2018 there were thirteen holders (other than our company) of our Operating Partnership Units comprising certain of our current and former executive officers and members of our Board of Directors. A majority of the Operating Partnership Units are currently unvested. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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
Our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. Distributions will be made in cash to the extent cash is available for distribution. We may not be able to generate sufficient cash flows to pay distributions to our stockholders. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including borrowing under our senior unsecured revolving credit facility, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable common stock dividends.
The method used by common stockholders to receive distributions may affect the timing of the distributions. The Company treats all stockholders as constructively receiving distributions on the distribution date, regardless of the distribution method chosen by the stockholder. To change the method used to receive distributions the stockholder will fill out the Xenia Change of Distribution Election form found on the "Investor Relations" page of our website.
In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions. In addition, our Board of Directors could change our distribution policy in the future.
The following tables set forth information regarding the declaration, payment and income tax characterization of distributions paid per share for the years ended December 31, 2017 and 2016.
Common Stock
The Company paid the following dividends on common stock during the year ended December 31, 2017 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2017	March 31, 2017	April 14, 2017
$0.275	June 30, 2017	June 30, 2017	July 14, 2017
$0.275	September 30, 2017	September 29, 2017	October 13, 2017
$0.275	December 31, 2017	December 29, 2017	January 12, 2018

(1)	For income tax purposes, dividends paid per share on our common stock in 2017 were 96.2% taxable as ordinary income and 3.8% taxable as return of capital.
The Company paid the following dividends on common stock during the year ended December 31, 2016 (2):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2016	March 31, 2016	April 15, 2016
$0.275	June 30, 2016	June 30, 2016	July 15, 2016
$0.275	September 30, 2016	September 30, 2016	October 14, 2016
$0.275	December 31, 2016	December 31, 2016	January 13, 2017

(2)	For income tax purposes, dividends paid per share on our common stock in 2016 were 100% taxable as ordinary income.

Share Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except that which we specifically incorporate by reference into such filing.
The following graph provides a comparison of the cumulative total return on our common shares from February 4, 2015, to the NYSE closing price per share on December 29, 2017, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on February 4, 2015 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

	Value of Investment at
Name	February 4, 2015	December 31, 2015	December 31, 2016	December 31, 2017
Xenia Hotels & Resorts, Inc.	$100	$77.55	$105.36	$123.98
DJUSHL REIT Index	$100	$72.24	$85.80	$88.55
Russell 2000 Index	$100	$95.34	$113.91	$129.44
FTSE NAREIT Equity Index	$100	$96.85	$105.21	$114.34
Sale of Unregistered Securities
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
For the years ended December 31, 2017 and 2016, 240,352 shares and 4,966,763 shares, respectively, had been repurchased under the Repurchase Program, at a weighted average price of $17.07 and $14.89 per share, respectively, for an aggregate purchase price of $4.1 million and $74.0 million, respectively. As of December 31, 2017, the Company had approximately $96.9 million remaining under its share repurchase authorization.

Item 6. Selected Financial Data
You should read the following summary historical consolidated financial and operating data together with "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," "Part I-Item 1. Business," "Part I-Item 2. Properties," and the consolidated financial statements and related notes included elsewhere in this Annual Report.
The following table shows our combined consolidated selected financial data relating to our combined consolidated historical financial condition and results of operations for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Revenues:
Room revenues	$623,331	$653,944	$663,224	$631,901	$443,267
Food and beverage revenues	266,977	246,479	259,036	235,066	168,368
Other revenues	54,969	49,737	53,884	59,699	40,236
Total revenues	$945,277	$950,160	$976,144	$926,666	$651,871
Expenses:
Room expenses	142,561	146,050	148,492	140,128	96,444
Food and beverage expenses	173,285	161,699	167,840	158,243	114,011
Other direct expenses	14,438	12,848	17,984	28,556	21,110
Other indirect expenses	229,510	224,779	226,522	214,272	157,385
Management fees	43,459	47,605	49,818	52,104	37,683
Total hotel operating expenses	$603,253	$592,981	$610,656	$593,303	$426,633
Depreciation and amortization	152,977	152,418	148,009	141,807	104,229
Real estate taxes, personal property taxes and insurance	44,310	46,248	49,717	44,625	29,763
Ground lease expense	5,848	5,447	5,204	5,541	1,923
General and administrative expenses	31,552	31,374	25,142	38,895	13,445
Business management fees	—	—	—	1,474	12,743
Acquisition transaction costs	1,578	154	5,046	1,192	2,275
Pre-opening expenses	—	—	1,411	—	—
Impairment and other losses	2,254	10,035	—	5,378	49,145
Separation and other start-up related expenses	—	—	26,887	—	—
Total expenses	$841,772	$838,657	$872,072	$832,215	$640,156
Operating income	$103,505	$111,503	$104,072	$94,451	$11,715
Gain on sale of investment properties	50,747	30,195	43,015	693	—
Other income (loss)	965	3,377	4,916	324	(1,113)
Interest expense	(46,294)	(48,113)	(50,816)	(57,427)	(52,792)
Loss on extinguishment of debt	(274)	(5,155)	(5,761)	(1,713)	—
Equity in losses and gain on consolidation of unconsolidated entity, net	—	—	—	4,216	(33)
Income (loss) before income taxes	$108,649	$91,807	$95,426	$40,544	$(42,223)
Income tax expense	(7,833)	(5,077)	(6,295)	(5,865)	(3,619)
Net income (loss) from continuing operations	$100,816	$86,730	$89,131	$34,679	$(45,842)
Net income (loss) from discontinued operations	—	—	(489)	75,120	(5,626)
Net income (loss)	$100,816	$86,730	$88,642	$109,799	$(51,468)
Non-controlling interests in consolidated entities	99	268	567	—	—
Non-controlling interests of common units in Operating Partnership	(2,053)	(1,143)	(451)	—	—
Less: Net (income) loss attributable to non-controlling interests	$(1,954)	$(875)	$116	$—	$—
Net income (loss) attributable to the Company	$98,862	$85,855	$88,758	$109,799	$(51,468)
Distributions to preferred stockholders	—	—	(12)	—	—
Net income (loss) attributable to common stockholders	$98,862	$85,855	$88,746	$109,799	$(51,468)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Basic and diluted earnings per share:
Income (loss) from continuing operations available to common stockholders	$0.92	$0.79	$0.79	$0.31	$(0.40)
Income (loss) from discontinued operations available to common stockholders	—	—	—	0.66	(0.05)
Net income (loss) per share available to common stockholders - basic and diluted	$0.92	$0.79	$0.79	$0.97	$(0.45)
Weighted average number of common shares (basic)	106,767,108	108,012,708	111,989,686	113,397,997	113,397,997
Weighted average number of common shares (diluted)	107,019,152	108,142,998	112,138,223	113,397,997	113,397,997
Selected Balance Sheet Data as of December 31,
Net investment properties, excluding assets held for sale(1)(2)(3)	$2,690,855	$2,443,589	$2,414,799	$2,449,260	$2,511,646
Cash and cash equivalents	$71,884	$216,054	$122,154	$163,053	$89,169
Dividends declared on common stock and units	$118,369	$119,270	$93,576	—	—
Total assets(1)(2)(3)	$3,115,308	$2,860,345	$3,005,944	$2,949,076	$3,756,658
Total debt, excluding held for sale(2)(3)	$1,322,593	$1,077,132	$1,094,536	$1,197,563	$1,280,220
Total equity	$1,645,086	$1,651,567	$1,743,358	$1,520,921	$1,818,255
Other Financial Data:
Adjusted EBITDA attributable to common stock and unit holders(4)	$270,286	$287,317	$293,010	$241,348	$165,476
Adjusted FFO attributable to common stock and unit holders(4)	$219,978	$238,241	$241,635	$182,732	$111,663

(1)
As of December 31, 2017, excludes the assets held for sale related to the Aston Waikiki Beach Hotel. As December 31, 2016, 2015, 2014, these assets were included in net investment properties and total assets.

(2)
As of December 31, 2015, excludes the assets held for sale and the liabilities associated with assets held for sale for the nine hotels sold during the year ended December 31, 2016. As of December 31, 2014 and 2013 these assets and related liabilities associated with held for sale assets were included in net investment properties, total assets, and total debt.

(3)
As of December 31, 2014, excludes the assets held for sale and the liabilities associated with assets held for sale for the Hilton University of Florida Conference Center Gainesville and the Hyatt Regency Orange County. As December 31, 2013, these assets and related liabilities associated with held for sale assets were included in net investment properties, total assets, and total debt.

(4)
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
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in premium full service and lifestyle hotels, with a focus on the Top 25 Markets as well as key leisure destinations in the U.S. As of December 31, 2017, we owned 39 hotels, 37 of which are wholly owned, comprising 11,533 rooms, across 18 states and the District of Columbia, including a majority interest in two hotels owned through two investments in real estate entities. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Hilton, and Loews, as well as leading independent management companies.
We plan to grow our business through a differentiated acquisition strategy, aggressive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected room revenue per available room ("RevPAR") growth with a focus on the Top 25 Markets as well as key leisure destinations. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities which best fit our investment criteria. We primarily own and pursue hotels in the premium full service and lifestyle hotel segments that are affiliated with premium leading brands, as we believe that these segments yield attractive risk-adjusted returns. Within these segments, we focus on hotels that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than hotels that are heavily dependent on conventions and group business.
We also seek properties that exhibit an opportunity for us to enhance operating performance through aggressive asset management and targeted capital investment. While we do not operate our hotel properties, our asset management team and our executive management team monitor and work cooperatively with our hotel managers by conducting regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives. We interact frequently with our management companies and on-site management personnel, including conducting regular meetings with key executives of our management companies and brands. Through these efforts, we seek to enhance the guest experience, improve property efficiencies, lower costs, maximize revenues, and grow property operating margins which we expect will increase long-term returns to our stockholders.
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
We made a joint election with InvenTrust under section 336(e) of the Code with respect to our spin-off from InvenTrust. As a result of that election, the tax basis in our assets was stepped up to the fair market value as of the date of the spin-off.  The increased tax basis in our assets increased the depreciation deductions we are allowed to claim over the useful life of these assets.
Separation from InvenTrust
As a result of the separation, we and InvenTrust operate separately, each as an independent company. In connection with and in order to effectuate the separation and distribution, we and InvenTrust entered into a Separation and Distribution Agreement. In addition, we entered into various other agreements with InvenTrust to effect the separation and provide a framework for our relationship with InvenTrust post-separation, such as a Transition Services Agreement and an Employee Matters Agreement. These agreements provided for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and governed certain relationships between us and InvenTrust after the separation. For more information regarding these agreements, see "Part III-Item 13. Certain Relationships and Related Transactions."
Market Outlook
The U.S. lodging industry continued growing at a moderate pace during 2017, which benefited from favorable macroeconomic factors. Lodging demand has historically exhibited a strong correlation to U.S. GDP growth, which grew at an average of approximately 2.3% during 2017 according to the U.S. Department of Commerce, compared to 1.5% growth in 2016. This growth was driven by an increase in consumer spending on goods and services, business investments and federal government spending coupled with a stable unemployment rate below 5%. This favorable macroeconomic environment was partially offset by the impact of new supply, which increased 1.8% during 2017, but increased demand in the second half of 2017 tempered the impact of new supply on RevPAR for the year. These factors combined led to an increase in industry RevPAR of 3.0% for 2017 compared to 2016, which was primarily driven by ADR growth of 2.1% and an increase in occupancy of 0.9% per industry reports.
We anticipate the favorable macroeconomic environment trends will continue into 2018 leading to sustained growth in the overall U.S. lodging industry and in our portfolio. Due to changes in our portfolio composition we expect an increase in net income during 2018 contributed by our four hotel acquisitions completed during 2017, which will be partially offset by the reduction in net income from the seven hotels sold. However, we anticipate the dispositions will have a net positive impact on certain key performance measures as these hotels had average RevPARs that were below the average for the remainder of our comparable portfolio.
New supply has continued to increase in several of our markets, which we anticipate will continue to grow at moderate levels in 2018. We have recently or soon will commence capital projects at several of our hotels to continue to enhance our portfolio. Renovations that were underway in the fourth quarter of 2017, or which are anticipated to start during early 2018, are expected to negatively impact RevPAR throughout 2018 with the benefit from such renovations anticipated in future years.
Several of the Company's hotels were impacted by natural disasters during the third and fourth quarters of 2017, including Hurricanes Harvey and Irma and the wildfires in California, which led to mudslides in early 2018. Several of our California hotels are expected to be impacted into 2018 as a result of these events in the region, which has resulted in lower visitation than normal in the affected areas. Although the Hyatt Centric Key West Resort & Spa did not sustain significant damage during Hurricane Irma, the Key West area had significant damage to its infrastructure. As a result, we anticipate the Key West market will continue to be impacted into 2018. We expect that our Houston-area hotels will continue to benefit into the first part of 2018 from favorable demand following Hurricane Harvey, which will be muted by a tough comparison to the Super Bowl LI in February 2017 and renovation disruption at both the Westin Galleria Houston and the Westin Oaks Houston at the Galleria.
Given inherent uncertainties regarding future results in the lodging industry, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. or global economy, changes in travel patterns for business and leisure, or volatility in the energy and/or technology industries. See "Part I-Item 1A. Risk Factors."
Significant Events
The following events were significant highlights during the year ended December 31, 2017:

•	In May 2017, the Company acquired the 815-room Hyatt Regency Grand Cypress located in Orlando, Florida for a purchase price of $205.5 million.

•	During the second quarter of 2017, the Company sold six hotels for total consideration of $193 million. Then in July 2017, the Company sold the Marriott West Des Moines for $19 million.

•
In the third quarter of 2017, several of our hotels were impacted by Hurricanes Harvey and Irma. The Company recorded a loss of $950 thousand, net of estimated insurance recoveries, related to several of our properties that sustained damage from the hurricanes and expensed an additional $1.3 million of hurricane-related repairs and cleanup costs all of which is included in impairment and other losses on the combined consolidated statement of operations and comprehensive income.

•
In October 2017, the Company acquired the 493-room Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch located in Scottsdale, Arizona, and the 119-room Royal Palms Resort & Spa, part of The Unbound Collection by

Hyatt, located in Phoenix, Arizona for a combined purchase price of $305 million. Also in October 2017, the Company acquired the 365-room The Ritz-Carlton, Pentagon City located in Arlington, Virginia for $105 million.

•
In addition to changes in our portfolio composition, we invested $86.4 million during 2017 in capital expenditures which we believe will drive positive performance at these properties in the future. This included the following capital projects:

◦
The completion of the guestroom renovation of Westin Galleria Houston, including the creation of 18 dedicated suites from 36 inferior guest rooms and substantial progress on a major lobby renovation, including the addition of a lobby bar. The property also commenced the transformation of the 24th floor meeting space including an upgrade of the primary meeting space and the addition of a new fitness center and concierge lounge.

◦	Guestroom renovations at Andaz San Diego, Bohemian Hotel Celebration, and Bohemian Hotel Savannah.

◦	Meeting space renovations at Marriott San Francisco Airport Waterfront, Loews New Orleans, Renaissance Atlanta Waverly Hotel, and Hyatt Regency Santa Clara.

◦	The addition of one room to RiverPlace Hotel.

◦
The commencement of guestroom renovations at seven properties including Westin Oaks at the Galleria, Hilton Garden Inn Washington D.C., Lorien Hotel & Spa, Hotel Monaco Denver, Residence Inn Denver City Center, Andaz Savannah, and Marriott Chicago at Medical District/UIC.

◦	The commencement of a lobby and great room renovation at the Marriott San Francisco Airport Waterfront.

◦	The commencement of significant enhancements to and reconcepting of the food and beverage outlets at Hotel Monaco Chicago and RiverPlace Hotel.

•
During 2017, we completed several significant financing activities that allowed us to further reduce our interest rate risk exposure to 28% of outstanding total debt at December 31, 2017 from 47% at December 31, 2016. We achieved this by entering into various swaps to fix LIBOR on $141 million of existing variable rate mortgage loans collateralized by our hotel properties. We also repaid three variable rate mortgage loans totaling $127.9 million. In addition, the Company received $340 million in proceeds from the funding of a new term loan and two new mortgage loans. We subsequently entered into various swaps to fix LIBOR for the new term loan.

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

•
Other revenues - Represents ancillary revenue such as parking, resort fees, telephone and other guest services, and tenant leases. Occupancy and the nature of amenities at the property are the main drivers of other revenue.

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

•
Other indirect expenses - These expenses primarily include hotel costs associated with general and administrative, state sales and excise taxes, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs.

•
Management fees - Base management fees are computed as a percentage of gross revenue. The management fees also include incentive management fees, which are typically a percentage of net operating income (or similar measurement of hotel profitability) above an annual threshold based on our total capital investment in the hotel. Franchise fees are computed as a percentage of rooms revenue. See "Part I-Item 2. Our Principal Agreements" for a summary of key terms related to our management and franchise agreements.

•
Depreciation and amortization expense - These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of acquired advance bookings and acquired leases, which are amortized over the life of the related term or lease.

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

•
General and administrative expenses - General and administrative expenses primarily consists of compensation expense for our corporate staff and personnel supporting our business, office administrative and related expenses, legal and professional fees, and other corporate costs. Corporate costs directly associated with Xenia’s principal executive offices, personnel and other administrative costs are reflected as general and administrative expense on the combined consolidated financial statements.

•
Acquisition transaction costs - Acquisition transaction costs typically consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit and acquisitions of hotel investments. As a result, these costs will vary depending on our level of ongoing acquisition activity.

•	Pre-opening expenses - Pre-opening expenses are related to grand opening costs for ground-up development projects that opened in 2015 and are costs that are not capitalized.

•
Impairment and other losses - Our real estate, intangible assets and other long-lived assets are generally held for the long-term. We assess the carrying values of our long-lived assets and evaluate these assets for impairment as discussed in "Critical Accounting Policies and Estimates." These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions or other factors applicable to a specific property, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values. Additionally, from time to time we may record other losses related to property damage resulting from natural disasters and/or other disaster remediation costs.

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

•
Seasonality - The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our hotel room revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on historical results for our current portfolio, our revenues and operating income are highest during the first and second quarters followed by the third and fourth quarters, which we expect to be consistent from year to year for our current portfolio.

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

Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as RevPAR; ADR; Occupancy; EBITDA and Adjusted EBITDA; FFO and Adjusted FFO. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP

Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDA, FFO, Adjusted EBITDA and Adjusted FFO.
Critical Accounting Policies and Estimates
General
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the following policies critical because they require the most difficult, subjective and complex judgments and include estimates about matters that are inherently uncertain, involve various assumptions, require management judgment, and because they are important for understanding and evaluating our reported financial results. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our historical experiences and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements in "Part IV. Exhibits and Financial Statements." The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:
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
The allocation of the purchase price to elements of our acquired hotel properties is an area that requires judgment and significant estimates. Therefore, the amounts allocated to acquired assets and liabilities could be materially different than if that transaction had occurred on a different date or in a different location. At times estimates are determined based on limited data for comparable market transactions, such as discount rates used in the market or income valuation approach or the purchase involves land or a ground lease in a niche market. This could materially impact the allocation to identifiable assets and the related amortization over future periods if the value was assigned to another identifiable asset acquired.
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
Consolidation
We evaluate our investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity ("VIE"). The criteria to determine whether or not an entity is a VIE is a multi-step process that requires significant judgment. If an entity is determined to be a VIE, we must then determine whether or not we are the primary beneficiary. The determination of the primary beneficiary is not solely based on the economic interest but also includes an evaluation of qualitative factors that also requires significant judgment. If we conclude that we are the primary beneficiary of the VIE, we will consolidate the VIE in our financial statements.
The equity method of accounting is applied to entities in which we are not the primary beneficiary, or the entity is not a VIE and we do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
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
In December 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law and introduced significant changes to the U.S. federal income tax code. The TCJA will lower our corporate tax rate from 35% to 21%, which will reduce our income tax expense in tax years beginning after January 1, 2018. For the year ended December 31, 2017, we evaluated our deferred tax assets using estimated future tax rates as prescribed in TCJA. Accordingly, the Company reflected this rate decrease in the calculation of deferred tax assets, liabilities and the valuation allowance for the year ended December 31, 2017. As a result, the Company recorded a one-time adjustment to our net deferred tax asset resulting in the recognition of $0.6 million in deferred income tax expense for the year ended December 31, 2017.
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

Results of Operations
Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the actual period of ownership by the Company, increased 3.9% to $155.12 for the year ended December 31, 2017 compared to $149.32 for the year ended December 31, 2016, respectively. The increase in our total portfolio RevPAR compared to prior year was driven by the moderate demand increase in the overall U.S. lodging industry and in our markets but was also attributable to changes in our portfolio composition. Since the first quarter of 2016, we have acquired four premium hotels and completed the disposition of 16 hotels with an average RevPAR significantly below that of the remainder of our portfolio, which contributed to increases in the overall portfolio metrics during 2017.
During 2017, several of our hotels were impacted by Hurricanes Harvey and Irma. Hyatt Centric Key West Resort & Spa closed on September 6, 2017 following the mandatory evacuation order in connection with Hurricane Irma.  The property sustained limited wind damage and water intrusion from the storm and was able to re-open 91 of its 120 rooms by the end of September, with the remainder of rooms re-opened in October. All of our other hotels remained open and operating during the storms. As a result of property damage incurred during the storms, we recorded a loss of $950 thousand, net of estimated insurance recoveries, related to several of our properties and expensed an additional $1.3 million of hurricane-related repairs and cleanup costs across all impacted properties, all of which is included in impairment and other losses on the combined consolidated statement of operations and comprehensive income for the year ended December 31, 2017. As a result of the hurricane, RevPAR was down approximately 12% for Hyatt Centric Key West Resort & Spa compared to the fourth quarter of 2016. The Company maintains property and business interruption insurance at its hotels, and is currently assessing claims under such agreements.
During the fourth quarter of 2017, a series of wildfires in California impacted the Company's two Napa hotels and the Canary Santa Barbara. Andaz Napa remained open throughout the month of October, while Marriott Napa Valley Resort & Spa was closed to guests from October 9 through October 15, 2017. As a result of these wildfires, RevPAR was negatively impacted and decreased an average of 13% for our Napa-area hotels compared to the fourth quarter of 2016. While none of our hotels experienced direct fire damage, Xenia is currently evaluating the extent of smoke and other consequential damage at the properties, as well as business lost as a result of these fires, which could be covered by our business interruption insurance.
Our three Houston-area hotels faced headwinds in the first half of 2017, with the exception of Super Bowl LI in February 2017, driven by soft corporate demand and the addition of new supply in the market. Then in the third quarter of 2017, our Houston-area hotels had favorable group demand prior to Hurricane Harvey, which impacted Texas in late August. Our three Houston-area hotels remained open during and after the hurricane, and sustained limited property damage. These hotels benefited from increased demand driven by recovery and cleanup efforts coupled with less supply due to storm related hotel closures. On average our Houston-area hotels had an 0.9% increase in RevPAR for the year ended December 31, 2017 compared to 2016, which was driven by a 276 basis point increase in in occupancy offset by a decline in ADR of 3.1%. These gains from the hurricane aftermath were partially offset by disruption in revenues during the second half of 2017 due to guest room renovations at the both the Westin Galleria Houston and the Westin Oaks Houston at the Galleria.
Net income increased 16.2% for the year ended December 31, 2017 primarily due to a $50.7 million gain on sale of investment properties related to the seven dispositions completed during 2017 compared to a $30.2 million gain on sale on investment properties, net of a $10.0 million impairment loss and $3.3 million loss on debt extinguishment, for the nine properties sold during the year ended December 31, 2016. Additionally, the four acquisitions completed during 2017 contributed $2.3 million in net operating income, which was offset by a $14.0 million reduction in net operating income from the 16 properties sold since the beginning of 2016, a $5.4 million reduction in net income attributed to our comparable properties, and a $2.8 million increase in income tax expense.
Adjusted EBITDA attributable to common stock and unit holders for the year ended December 31, 2017 decreased 5.9% compared to 2016 and Adjusted FFO attributable to common stock and unit holders decreased 7.7% for the year ended December 31, 2017 compared to 2016. These decreases were primarily attributable to net asset sales in 2016 and 2017. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Portfolio Composition
As of December 31, 2017, the Company owned 39 lodging properties, 37 of which were wholly owned, with a total of 11,533 rooms. As of December 31, 2016, the Company owned 42 lodging properties, 40 of which were wholly owned, with a total of 10,911 rooms. As of December 31, 2015, the Company owned 50 lodging properties, 48 of which were wholly owned, with 12,548 rooms. The remaining two hotels, for all periods presented, are owned through individual investments in real estate entities in which the Company has a 75% ownership interest in each investment. These two hotels include the Grand Bohemian Hotel Charleston, which opened on August 27, 2015, and the Grand Bohemian Hotel Mountain Brook, which opened on October 22, 2015.
The following represents the disposition details for the properties sold in the years ended December 31, 2017, 2016, and 2015 (in thousands, except rooms):

Property	Date	No. of Rooms	Gross Sale Price
Courtyard Birmingham Downtown at UAB(1)	04/2017	122	$30,000
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor(1)(2)	06/2017	812	163,000
Marriott West Des Moines(1)	07/2017	219	19,000
Total for the year ended December 31, 2017		1,153	$212,000

Hilton University of Florida Conference Center Gainesville(1)	02/2016	248	$36,000
DoubleTree by Hilton Washington DC(1)(3)	04/2016	220	65,000
Embassy Suites Baltimore North/Hunt Valley(1)(3)	05/2016	223	20,000
Marriott Atlanta Century Center/Emory Area & Hilton Phoenix Suites(1)(2)(3)	06/2016	513	50,750
Hilton St. Louis Downtown at the Arch(1)	12/2016	195	21,500
Hampton Inn & Suites Denver Downtown, Hilton Garden Inn Chicago North Shore/Evanston, and Homewood Suites by Hilton Houston Near the Galleria(1)(2)(3)	12/2016	488	97,000
Total for the year ended December 31, 2016		1,887	$290,250

Hyatt Regency Orange County(1)	10/2015	656	$137,000
Total for the year ended December 31, 2015		656	$137,000

(1)	Included in net income from continuing operations in the combined consolidated statements of operations and comprehensive income for the periods of ownership.

(2)	The hotels were sold as part of a portfolio sales agreement.

(3)
As part of the disposition of the hotel, the Company recognized an impairment loss on the statement of operations and comprehensive income in the consolidated financial statements during the year ended December 31, 2016.

The following represents our acquisitions activity for the years ended December 31, 2017, 2016, and 2015 (in thousands, except rooms):

Property	Location	Date	No. of Rooms	Purchase Price
Hyatt Regency Grand Cypress	Orlando, FL	5/2017	815	$205,500
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch(1)	Scottsdale, AZ	10/2017	493	220,000
Royal Palms Resort & Spa(1)	Phoenix, AZ	10/2017	119	85,000
The Ritz-Carlton, Pentagon City	Arlington, VA	10/2017	365	105,000
Total purchased in the year ended December 31, 2017			1,792	$615,500

Hotel Commonwealth(2)	Boston, MA	01/2016	245	$136,000
Total purchased in the year ended December 31, 2016			245	$136,000

Canary Santa Barbara(1)	Santa Barbara, CA	07/2015	97	$80,000
Hotel Palomar Philadelphia(1)	Philadelphia, PA	07/2015	230	100,000
RiverPlace Hotel(1)	Portland, OR	07/2015	84	65,000
Total purchased in the year ended December 31, 2015			411	$245,000

(1)	The hotel was acquired as part of a portfolio acquisition.

(2)	The hotel has a total of 245-rooms, which includes a 96-room hotel expansion that was completed in December 2015.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Variance
Number of properties at January 1	42	50	(8)
Properties acquired	4	1	3
Properties disposed	(7)	(9)	(2)
Number of properties at December 31	39	42	(3)
Number of rooms at January 1	10,911	12,548	(1,637)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	1,793	250	1,543
Rooms in properties disposed or combined during property improvements(2)	(1,171)	(1,887)	716
Number of rooms at December 31	11,533	10,911	622

Portfolio Statistics:
Occupancy(3)	76.3%	75.6%	70 bps
ADR(3)	$203.39	$197.44	3.0%
RevPAR(3)	$155.12	$149.32	3.9%
Hotel operating income (in thousands)(4)	$342,025	$357,179	(4.2)%

(1)
The rooms additions include the number of rooms acquired or the number of rooms put into operations upon the completion of construction or renovation. During the year ended December 31, 2017, the Company acquired four hotels with 1,792 rooms. In addition to the rooms added from the acquisitions, one room was added at RiverPlace Hotel upon completion of property improvements. During the year ended December 31, 2016, the Company acquired the 245-room Hotel Commonwealth and added three additional rooms to the Hyatt Regency Santa Clara and two additional rooms to Hyatt Centric Key West Resort & Spa upon completion of property improvements.

(2)
During the year ended December 31, 2017, the Company disposed of seven hotels with 1,153 rooms and continued the guestroom renovation at the Westin Galleria Houston, which included the conversion of 36 guestrooms into 18 suites, resulting in a reduction in our total room count.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

(4)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2017	2016	Increase / (Decrease)	Variance
Revenues:
Room revenues	$623,331	$653,944	$(30,613)	(4.7)%
Food and beverage revenues	266,977	246,479	20,498	8.3%
Other revenues	54,969	49,737	5,232	10.5%
Total revenues	$945,277	$950,160	$(4,883)	(0.5)%
Room revenues
Room revenues decreased by $30.6 million, or 4.7%, to $623.3 million for the year ended December 31, 2017 from $653.9 million for the year ended December 31, 2016. Our portfolio composition evolved during 2017 reflecting the completed acquisitions and dispositions and the timing of such transactions. The following amounts are the primary drivers of the changes year-over-year:

•	$71.5 million decrease attributed to the disposition of 16 hotels since the first quarter of 2016; and

•	$38.6 million increase contributed by the acquisition of four hotels during 2017 and the Hotel Commonwealth in January 2016.
Excluding the amounts above, rooms revenue increased $2.3 million, or 0.4%, for the remainder of our comparable portfolio compared to 2016, which was attributed to an overall increase in demand offset by varying degrees of disruption in revenues from natural disasters impacting our properties during 2017 as well as from renovations at several of our hotels.
Food and beverage revenues
Food and beverage revenues increased by $20.5 million, or 8.3%, to $267.0 million for the year ended December 31, 2017 from $246.5 million for the year ended December 31, 2016. While the Company had net asset sales since the beginning of 2016, the hotels acquired have significantly larger meeting facilities and event space that contributed higher banquet and catering revenue compared to the properties sold. The following amounts are the primary drivers of the changes year-over-year:

•	$30.1 million increase contributed by the acquisition of four hotels during 2017 and the Hotel Commonwealth in January 2016;

•	$3.0 million increase contributed by Fairmont Dallas which had strong banquet activity driven by in-house group business during 2017;

•	$8.9 million decrease was attributed to the disposition of 16 hotels since the first quarter of 2016; and

•
$1.9 million decrease was attributed to our Houston-area hotels. While our Houston-area hotels benefited from Super Bowl LI in February 2017, they also experienced soft corporate demand, the addition of new supply and renovation disruption during the first half of 2017. These unfavorable conditions were partially offset in the second half of 2017 due to increased demand and transient strength following Hurricane Harvey.

Excluding the amounts above, food and beverage revenues decreased $1.8 million or 0.9% for the remainder of our comparable portfolio.
Other revenues
Other revenues increased by $5.2 million, or 10.5%, to $55.0 million for the year ended December 31, 2017 from $49.7 million for the year ended December 31, 2016. While the Company had net asset sales since the beginning of 2016, the hotels acquired had more amenities compared to the properties sold. The following amounts are the primary drivers of the changes year-over-year:

•	$6.9 million increase contributed by the acquisition of four hotels during 2017, primarily due to resort fees, parking and spa revenue; and

•	$2.9 million decrease was attributed to the disposition of 16 hotels since the first quarter of 2016;
Excluding the amounts above, other revenues increased $1.2 million or 2.8% for the remainder of our comparable portfolio.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	Increase / (Decrease)	Variance
Hotel operating expenses:
Room expenses	$142,561	$146,050	$(3,489)	(2.4)%
Food and beverage expenses	173,285	161,699	11,586	7.2%
Other direct expenses	14,438	12,848	1,590	12.4%
Other indirect expenses	229,510	224,779	4,731	2.1%
Management and franchise fees	43,459	47,605	(4,146)	(8.7)%
Total hotel operating expenses	$603,253	$592,981	$10,272	1.7%

Total hotel operating expenses
Total hotel operating expenses increased $10.3 million, or 1.7%, to $603.3 million for the year ended December 31, 2017 from $593.0 million for the year ended December 31, 2016. Our portfolio composition evolved during 2017 reflecting the completed acquisitions and dispositions and the timing of such transactions. The following amounts are the primary drivers of changes year-over-year:

•	$55.3 million increase contributed by the acquisition of four hotels during 2017 and the Hotel Commonwealth in January 2016;

•	$49.4 million decrease attributed to the disposition of 16 hotels since the first quarter of 2016;

•	$1.8 million decrease attributed to our Houston-area hotels primarily due to a decrease in food and beverage revenues.
Excluding the amounts above, hotel operating expenses increased $6.2 million, or 1.4%, for the remainder of our comparable portfolio driven by the increase in occupancy, higher labor costs and state sales and excise taxes.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	Increase / (Decrease)	Variance
Depreciation and amortization	$152,977	$152,418	$559	0.4%
Real estate taxes, personal property taxes and insurance	44,310	46,248	(1,938)	(4.2)%
Ground lease expense	5,848	5,447	401	7.4%
General and administrative expenses	31,552	31,374	178	0.6%
Acquisition transaction costs	1,578	154	1,424	924.7%
Impairment and other losses	2,254	10,035	(7,781)	(77.5)%
Total corporate and other expenses	$238,519	$245,676	$(7,157)	(2.9)%
Depreciation and amortization
Depreciation and amortization expense increased $0.6 million, or 0.4%, to $153.0 million for the year ended December 31, 2017 from $152.4 million for the year ended December 31, 2016. These increases were primarily contributed by the acquisition of four hotels during 2017 and capital expenditures during the period, offset by the disposition of 16 hotels since the first quarter of 2016.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $1.9 million, or 4.2%, to $44.3 million for the year ended December 31, 2017 from $46.2 million for the year ended December 31, 2016, of which $5.6 million was attributable to the disposition of 16 hotels since the first quarter of 2016. This decrease was offset by an increase of $3.4 million contributed by the acquisition of four hotels during 2017 and a $0.3 million increase attributed to the remainder of the portfolio.
Ground lease expense
Ground lease expense increased $0.4 million, or 7.4%, to $5.8 million for the year ended December 31, 2017 from $5.4 million for the year ended December 31, 2016, primarily attributable to the acquisition of The Ritz-Carlton, Pentagon City in October 2017, which is subject to a ground lease, offset by the disposition of two hotels with ground leases in second half of 2016.
General and administrative expenses
General and administrative expenses increased $0.2 million, or 0.6%, to $31.6 million for the year ended December 31, 2017 from $31.4 million for the year ended December 31, 2016, which was primarily attributable to increases in salaries, share-based compensation expense compared to 2016 offset by a decrease in non-recurring management transition and severance costs of $3.1 million, which included accelerated share-based compensation, incurred during the first quarter of 2016.

Acquisition transaction costs
Acquisition transaction costs were $1.6 million during the year ended December 31, 2017. Typically, acquisition transaction costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity. The primary increase during the year ended December 31, 2017, was attributable to the acquisition of the four hotels in 2017. The acquisition costs for the year ended December 31, 2016 were attributable to the Hotel Commonwealth acquired in January 2016.
Impairment and other losses
During the year ended December 31, 2017, the Company recorded a loss of $950 thousand, net of estimated insurance recoveries, related to several of our properties that sustained damage from Hurricanes Harvey and Irma during the period. In addition, the Company expensed $1.3 million of hurricane-related repairs and cleanup costs during the quarter.
During the year ended December 31, 2016, the Company recorded an impairment of $10.0 million related to three hotels that were sold during the year.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain on sale of investment properties	$50,747	$30,195	$20,552	68.1%
Other income	965	3,377	(2,412)	(71.4)%
Interest expense	(46,294)	(48,113)	(1,819)	(3.8)%
Loss on extinguishment of debt	(274)	(5,155)	(4,881)	(94.7)%
Income tax expense	(7,833)	(5,077)	2,756	54.3%
Gain on sale of investment properties
The gain on sale of investment properties for the year ended December 31, 2017 related to the sale of seven hotels during the year. The gain on sale of investment properties for the year ended December 31, 2016 was related to the sale of six hotels during 2016.
Other income
Other income decreased $2.4 million, or 71.4%, for the year ended December 31, 2017. These decreases were primarily attributed to $2.8 million received in 2016 that was non-recurring in 2017, which was related to settlements for contested hotel expenses and a favorable real estate tax appeal for a hotel that was sold prior to our spin-off. These reductions in income were offset by a net increase of $0.4 million primarily due to higher interest income.
Interest expense
Interest expense decreased $1.8 million, or 3.8%, to $46.3 million for the year ended December 31, 2017 from $48.1 million for the year ended December 31, 2016. This was primarily driven by the timing of debt proceeds and repayments during 2016 and 2017 offset by an increase in the weighted average interest rate to 3.71% at December 31, 2017 from 3.24% at December 31, 2016.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased by $4.9 million, or 94.7%, to $0.3 million for the year ended December 31, 2017 from $5.2 million for the year ended December 31, 2016. The loss in 2017 was attributable to the write off of unamortized loan costs for the repayment of three mortgage loans during the period. The loss in 2016 was attributable to early repayment fees and the write off of unamortized loan costs upon the early repayment of two mortgage loans.

Income tax expense
Income tax expense increased $2.8 million, or 54.3%, to $7.8 million for the year ended December 31, 2017 from $5.1 million for the year ended December 31, 2016. The change from prior year was primarily attributable to decreases in taxable income on the Company's TRS from the 16 dispositions since the first quarter of 2016, which was offset by the taxable income contributed by the four acquisitions during 2017, an increase in the effective tax rate in 2017 compared to 2016 and a one-time adjustment to our net deferred tax asset that resulted in the recognition of $0.6 million in deferred income tax expense due to the TCJA signed into law in December 2017.
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Operating information

	Year Ended December 31,
	2016	2015	Variance
Number of properties at January 1	50	46	4
Properties acquired or added to portfolio upon completion of construction(1)	1	5	(4)
Properties disposed	(9)	(1)	(8)
Number of properties at December 31	42	50	(8)
Number of rooms at January 1	12,548	12,636	(88)
Rooms in properties acquired or added to portfolio upon completion of construction(1)(2)	250	568	(318)
Rooms in properties disposed	(1,887)	(656)	(1,231)
Number of rooms at December 31	10,911	12,548	(1,637)

Portfolio Statistics:
Occupancy (1)(3)(4)	75.6%	76.2%	(60) bps
Average Daily Rate (ADR) (1)(3)(4)	$197.44	$187.04	5.6%
Revenue Per Available Room (RevPAR) (1)(3)(4)	$149.32	$142.59	4.7%
Hotel operating income (in thousands) (5)	$357,179	$365,488	(2.3)%

(1)
The results for the year ended December 31, 2015, include the consolidated operating results of the Grand Bohemian Hotel Charleston that opened on August 27, 2015 and the Grand Bohemian Hotel Mountain Brook that opened on October 22, 2015.

(2)	The rooms additions include total number of rooms acquired and total number of rooms put into operations upon the completion of construction or upon completion of property improvements.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

(4)	Does not include hotel statistics for hotel dispositions classified as discontinued operations.

(5)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues consists of room, food and beverage, and other departmental revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2016	2015	Increase/(Decrease)	Variance
Revenues:
Room revenues	$653,944	$663,224	$(9,280)	(1.4)%
Food and beverage revenues	246,479	259,036	(12,557)	(4.8)%
Other revenues	49,737	53,884	(4,147)	(7.7)%
Total revenues	$950,160	$976,144	$(25,984)	(2.7)%

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
Food and beverage revenues
Food and beverage revenues increased by $12.6 million, or 4.8%, to $246.5 million for the year ended December 31, 2016 from $259.0 million for the year ended December 31, 2015, of which $22.1 million was attributed to the disposition of ten hotels since October 2015 and $4.5 million attributed to our three Houston-area hotels. The remainder of the portfolio was down $5.9 million compared to 2015, which was attributed to renovation disruption in the first half of 2016 at Marriott Napa Valley Hotel & Spa, the City of Santa Clara imposed moratorium on selling convention center space during 2015, which led to soft banquet and catering demand, and less citywide compression in certain markets, including New Orleans and Chicago. These decreases were offset by increases of $19.9 million contributed by the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015.
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
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	Increase/(Decrease)	Variance
Hotel operating expenses:
Room expenses	$146,050	$148,492	$(2,442)	(1.6)%
Food and beverage expenses	161,699	167,840	(6,141)	(3.7)%
Other direct expenses	12,848	17,984	(5,136)	(28.6)%
Other indirect expenses	224,779	226,522	(1,743)	(0.8)%
Management fees	47,605	49,818	(2,213)	(4.4)%
Total hotel operating expenses	$592,981	$610,656	$(17,675)	(2.9)%
Hotel operating expenses
Total hotel operating expenses decreased $17.7 million, or 2.9%, to $593.0 million for the year ended December 31, 2016 from $610.7 million for the year ended December 31, 2015, of which $8.7 million was attributable to renovation disruption at the Marriott Napa Valley Hotel & Spa in the first half of this year and the Houston-area hotels as well as an overall net decrease of $3.0 million attributable to the remainder of our portfolio. Additional decreases of $55.2 million were attributed to the disposition of ten hotels since October 2015. These decreases were offset by increases of $45.1 million primarily attributable to the acquisition of the Hotel Commonwealth in January 2016, the two hotel developments that began operations in the third and fourth quarter of 2015 and the three hotels acquired in July 2015. An additional $4.1 million of increases was attributable to several of our California hotels that were positively impacted by increased business levels resulting from their recent renovations, particularly as compared to the first half of 2015 when business was impacted by the disruption created by the renovations.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	Increase/(Decrease)	Variance
Depreciation and amortization	$152,418	$148,009	$4,409	3.0%
Real estate taxes, personal property taxes and insurance	46,248	49,717	(3,469)	(7.0)%
Ground lease expense	5,447	5,204	243	4.7%
General and administrative expenses	31,374	25,142	6,232	24.8%
Acquisition transaction costs	154	5,046	(4,892)	(96.9)%
Pre-opening expenses	—	1,411	(1,411)	(100.0)%
Impairment and other losses	10,035	—	10,035	100.0%
Separation and other start-up related expenses	—	26,887	(26,887)	(100.0)%
Total corporate and other expenses	$245,676	$261,416	$(15,740)	(6.0)%
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
General and administrative expenses
General and administrative expenses increased $6.2 million, or 24.8%, to $31.4 million for the year ended December 31, 2016 from $25.1 million for the year ended December 31, 2015, of which $3.1 million of the increase was primarily attributable to non-recurring management transition and severance costs incurred during the first quarter of 2016. The remaining increase was primarily due to salaries, stock compensation and employment related expenses as well as costs related to the corporate office space leased in 2016.
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
Impairment and other losses
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
Results of Non-Operating Income and Expenses
Hotel non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	Increase/(Decrease)	Variance
Gain on sale of investment properties	$30,195	$43,015	$(12,820)	(29.8)%
Other income	3,377	4,916	(1,539)	(31.3)%
Interest expense	(48,113)	(50,816)	2,703	5.3%
Loss on extinguishment of debt	(5,155)	(5,761)	606	10.5%
Income tax expense	(5,077)	(6,295)	(1,218)	19.3%
Net loss from discontinued operations	—	(489)	489	(100)%
Gain on sale of investment properties
Gain on sale of investment properties for the year ended December 31, 2016 was primarily related to the sale of one hotel in February, one hotel sold in June 2016, and four hotels sold in the fourth quarter of 2016. The gain for the year ended December 31, 2015 was from the sale of one hotel in October 2015.
Other income
Other income decreased $1.5 million, or 31.3%, to $3.4 million for the year ended December 31, 2016 from $4.9 million for the year ended December 31, 2015, which was primarily attributable to the $4.8 million involuntary loss and business interruption insurance recoveries for the August 2014 Napa earthquake that was received in 2015, management termination fees net of guaranty income of $0.2 million and the write-off of intangibles assets of $0.3 million. The 2015 non-recurring recovery income and expenses were offset by $1.9 million received during the year ended December 31, 2016 for settlement of contested hotel expenses and $0.9 million for a favorable settlement of a real estate tax appeal related to a hotel that was sold prior to our spin-off.
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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA attributable to common stock and unit holders for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$100,816	$86,730	$88,642
Adjustments:
Interest expense	46,294	48,113	50,816
Income tax expense	7,833	5,077	6,295
Depreciation and amortization related to investment properties	152,544	152,274	148,009
Non-controlling interests in consolidated real estate entities	99	268	567
Adjustments related to non-controlling interests in consolidated real estate entities	(1,323)	(1,259)	(270)
EBITDA attributable to common stock and unit holders	$306,263	$291,203	$294,059
Reconciliation to Adjusted EBITDA
Impairment and other losses(1)	2,254	10,035	—
Gain on sale of investment property	(50,747)	(30,195)	(43,015)
Loss on extinguishment of debt	274	5,155	5,761
Acquisition transaction costs	1,578	154	5,046
Amortization of share-based compensation expense	9,930	8,968	6,102
Amortization of above and below market ground leases and straight-line rent expense	734	944	380
Pre-opening expenses, net of adjustment related to non-controlling interests(2)	—	—	1,058
Management transition and severance expenses	—	1,991	—
Spin-off related expenses(3)	—	—	26,887
Other non-recurring expenses(4)	—	(938)	(3,268)
Adjusted EBITDA attributable to common stock and unit holders(5)	$270,286	$287,317	$293,010

(1)
During the year ended December 31, 2017, Hurricanes Harvey and Irma impacted several of the Company's hotels. The Company recorded a loss of $950 thousand, which represents damage sustained during the storms, net of estimated insurance recoveries, and expensed $1.3 million of hurricane-related repairs and cleanup costs. These amounts are included in impairment and other losses on the condensed consolidated statement of operations for year ended December 31, 2017.

(2)
For the year ended December 31, 2015, the pre-opening expenses related to the Grand Bohemian Hotel Charleston and Grand Bohemian Hotel Mountain Brook, which opened in August and October 2015, respectively.

(3)
For the year ended December 31, 2015, spin-off related expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal and other professional fees, costs related to the Tender Offer, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

(4)
Other non-recurring expenses represents business interruption insurance recoveries received during the year ended December 31, 2015 that was related to 2014, which was prior to our spin-off, and management termination fees net of guaranty income.

(5)
Net debt to Adjusted EBITDA is defined as (i) the total principal balance of debt as of December 31, 2017, which is $1.3 billion per Note 7 of the combined consolidated financial statements included in "Part IV - Item 15. Exhibits and Financial Statements," (ii) less, cash and cash equivalents of $71.9 million as of December 31, 2017, (iii) divided by Adjusted EBITDA attributable to common stock and unit holders of $270.3 million for the year ended December 31, 2017, which equals 4.7x.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$100,816	$86,730	$88,642
Adjustments:
Depreciation and amortization related to investment properties	152,544	152,274	148,009
Impairment and other losses(1)	950	10,035	—
Gain on sale of investment property	(50,747)	(30,195)	(43,015)
Non-controlling interests in consolidated real estate entities	99	268	567
Adjustments related to non-controlling interests in consolidated real estate entities	(902)	(897)	(197)
FFO attributable to the Company	$202,760	$218,215	$194,006
Distribution to preferred shareholders	—	—	(12)
FFO attributable to common stock and unit holders	$202,760	$218,215	$193,994
Reconciliation to Adjusted FFO
Loss on extinguishment of debt	274	5,155	5,761
Acquisition transaction costs	1,578	154	5,046
Loan related costs, net of adjustment related to non-controlling interests(2)	2,833	3,752	3,775
Amortization of share-based compensation expense	9,930	8,968	6,102
Amortization of above and below market ground leases and straight-line rent expense	734	944	380
Pre-opening expenses, net of adjustments related to non-controlling interests(3)	—	—	1,058
Non-recurring taxes(4)	565	—	1,900
Management transition and severance expenses	—	1,991	—
Spin-off related expenses(5)	—	—	26,887
Other non-recurring expenses (6)	1,304	(938)	(3,268)
Adjusted FFO attributable to common stock and unit holders	$219,978	$238,241	$241,635

(1)
During the year ended December 31, 2017, Hurricanes Harvey and Irma impacted several of the Company's hotels. The Company recorded a loss of $950 thousand, which represents damage sustained during the storms, net of estimated insurance recoveries. This amount is included in impairment and other losses on the condensed consolidated statement of operations for year ended December 31, 2017.

(2)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(3)
For the year ended December 31, 2015, the pre-opening expenses related to the Grand Bohemian Hotel Charleston and Grand Bohemian Hotel Mountain Brook, which opened in August and October 2015, respectively.

(4)
The TCJA introduced many significant changes to the U.S. federal income tax code, including a significant reduction in our future estimated tax rates. For the year ended December 31, 2017, we recorded a one-time adjustment to our net deferred tax asset resulting in the recognition of deferred income tax expense. For the year ended December 31, 2015, the Company recognized income tax expense of $6.3 million, of which $1.9 million related to a gain on the transfer of a hotel between legal entities resulting in a more optimal structure in connection with the Company’s intention to elect to be taxed as a REIT.

(5)
For the year ended December 31, 2015, spin-off related expenses include one-time costs related to the listing of our common stock on the NYSE, such as legal and other professional fees, costs related to the Tender Offer, and other start-up costs incurred while transitioning to a stand-alone, publicly-traded company.

(6)
Other non-recurring expenses represents hurricane-related repairs and cleanup costs of $1.3 million for the year ended December 31, 2017; adjustments related to hotels sold prior to our spin-off during the years ended December 31, 2016 and 2015; and business interruption insurance recoveries received during the year ended December 31, 2015 that was related to 2014, which was prior to our spin-off, and management termination fees net of guaranty income.

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
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flows from operations, borrowings under our unsecured revolving credit facility, use of our unencumbered asset base, and the ability to refinance or extend our maturing debt as or before it comes due. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
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
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In December 2015, the Company’s Board of Directors authorized the Repurchase Program. Then in November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common shares for a total of $175 million. The Repurchase Program does not have an expiration date. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time.
During the year ended December 31, 2017, 240,352 shares had been repurchased under the Repurchase Program, at a weighted average price of $17.07 per share, for an aggregate purchase price of $4.1 million. During the year ended December 31, 2016, 4,966,763 shares were been repurchased under the Repurchase Program, at a weighted average price of $14.89 per share, for an aggregate purchase price of $74.0 million. As of December 31, 2017, the Company had approximately $96.9 million remaining under its share repurchase authorization.
As of December 31, 2017, we had $71.9 million of consolidated cash and cash equivalents and $58.5 million of restricted cash and escrows. The restricted cash as of December 31, 2017 primarily consists of $46.6 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $4.5 million primarily for real estate taxes and insurance escrows and $7.4 million in deposits made for capital projects.

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
During the second quarter of 2017, we made draws totaling $80 million to fund a portion of the purchase price for the acquisition of Hyatt Regency Grand Cypress, which was later repaid during the second quarter. During the fourth quarter, the Company drew down $40 million, which was used to fund a portion of the purchase price for the acquisition of The Ritz-Carlton, Pentagon City in October 2017. As of December 31, 2017, the outstanding balance under the revolving credit facility was $40 million.
Interest is paid on the periodic advances under the unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. Our credit facility requires an unused commitment fee ranging from 0.2% to 0.30% on the unused portion of the available borrowing amount, which totaled approximately $1.2 million for the year ended December 31, 2017. The facility also contains customary covenants and restrictions for similar type facilities and, as of December 31, 2017, we were in compliance with these requirements.
In January 2018, the Company entered into an amended and restated unsecured revolving credit facility with a syndicate of bank lenders. The amendment upsized the credit facility from $400 million to $500 million and extended the maturity an additional three years to February 2022, with two additional six-month extension options. The credit facility’s interest rate is now based on a pricing grid with a range of 150 to 225 basis points over LIBOR as determined by the Company’s leverage ratio, a reduction from the previous pricing grid which ranged from 150 to 245 basis points over LIBOR. Also in January 2018, the Company repaid the $40 million balance that was outstanding as of December 31, 2017.
Unsecured Term Loans and Hotel Mortgages
As of December 31, 2017, our outstanding total debt was $1.3 billion and had a weighted average interest rate of 3.71%.
In September 2017, we entered into a 7-year senior unsecured term loan totaling $125 million with a variable interest based on the Company's leverage ratio. The senior unsecured term loan was funded in September 2017, with proceeds used to fund a portion of the acquisition of Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort & Spa. The new term loan also includes an accordion option that allows the Company to request additional lender commitments of up to $125 million.
In December 2017, we entered into an amended and restated unsecured term loan agreement to reprice the $125 million term loan that matures in October 2022. The term loan now bears an interest rate based on a pricing grid with a range of 145 to 220 basis points over LIBOR as determined by the Company’s leverage ratio, a reduction of 25 to 35 basis points from the previous leverage-based grid.
During the year ended December 31, 2017, we obtained two new mortgage loans totaling $215.0 million collateralized by the Marriott San Francisco Waterfront and the Renaissance Atlanta Waverly Hotel & Convention Center, respectively, and repaid three variable rates loans totaling $127.9 million.
As of December 31, 2017, the outstanding hotel level mortgage debt was $865.1 million, which had a weighted average interest rate of 4.01% and a weighted average debt maturity of 5.2 years, including available extension options. Approximately, 72% of our outstanding debt is either a fixed rate or hedged. We continuously monitor and evaluate the level of floating rate debt exposure that we have and will continue to use interest rate hedges to limit it as we determine appropriate. See "Part II Item. 7 Derivative Instruments" for more information related to our hedging policy and transaction activity.
In January 2018, the Company entered into a new $65 million mortgage loan collateralized by The Ritz-Carlton, Pentagon City. The loan matures in January 2025 and bears an interest rate of LIBOR plus 210 basis points. The Company used the proceeds from this loan to repay the outstanding balance on its senior unsecured credit facility, as discussed above, and for general corporate purposes.

Borrowings
Debt as of December 31, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

					Balance Outstanding as of
	Rate Type(1)	Rate(2)		Maturity Date	December 31, 2017	December 31, 2016
Mortgage Loans
Fairmont Dallas	Variable	—		4/10/2018	$—	$55,498
Residence Inn Denver City Center	Variable	—		4/17/2018	—	45,210
Bohemian Hotel Savannah Riverfront	Variable	—		12/17/2018	—	27,480
Andaz Savannah	Variable	3.57%		1/14/2019	21,500	21,500
Hotel Monaco Denver	Fixed(3)	2.98%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	3.82%		1/17/2019	18,344	21,644
Loews New Orleans Hotel	Variable	3.92%		2/22/2019	37,500	37,500
Andaz Napa	Fixed(3)	2.99%		3/21/2019	38,000	38,000
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	4.07%		5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	15,908	16,403
Grand Bohemian Hotel Charleston (VIE)	Variable	4.07%		11/10/2020	19,026	19,628
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	4.07%		12/27/2020	25,229	25,899
Marriott Dallas City Center	Fixed(3)	4.05%		1/3/2022	51,000	51,000
Hyatt Regency Santa Clara	Fixed(3)	3.81%		1/3/2022	90,000	90,000
Hotel Palomar Philadelphia	Fixed(3)	4.14%		1/13/2023	59,750	60,000
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	3.67%		8/14/2024	100,000	—
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	62,833	63,000
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	60,000	60,000
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000	—
Total Mortgage Loans		4.01%	(2)		$865,090	$783,762
Mortgage Loan Discounts(4)					(255)	(319)
Unamortized Deferred Financing Costs, net					(7,242)	(6,311)
Senior Unsecured Credit Facility	Variable	3.07%		2/3/2019	40,000	—
Unsecured Term Loan $175M	Fixed(5)	2.74%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M	Fixed(5)	3.28%		10/22/2022	125,000	125,000
Unsecured Term Loan $125M	Fixed(5)	3.62%		9/13/2024	125,000	—
Debt, net of loan discounts and unamortized deferred financing costs		3.71%	(2)		$1,322,593	$1,077,132

(1)	Variable index is one month LIBOR as of December 31, 2017.

(2)	Represents the weighted average interest rate as of December 31, 2017.

(3)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans through maturity.

(4)	Loan discounts recognized upon modification, net of the accumulated amortization.

(5)	LIBOR has been fixed for either a portion of or the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.
Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of December 31, 2017 and 2016, we held a total of $46.6 million and $58.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the year ended December 31, 2017, we made cash payments totaling $86.4 million for capital expenditures. Our total capital expenditures in 2016 were $58.8 million.
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
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
The table below presents summary cash flow information for the combined consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2017	2016
Net cash provided by operating activities	$212,814	$229,443
Net cash (used in) provided by investing activities	(487,558)	100,777
Net cash flows used in financing activities	118,121	(242,944)
Increase (decrease) in cash and cash equivalents	$(156,623)	$87,276
Cash and cash equivalents and restricted cash, at beginning of period	287,027	199,751
Cash and cash equivalents and restricted cash, at end of period	$130,404	$287,027
Operating

•
Cash provided by operating activities was $212.8 million and $229.4 million for the year ended December 31, 2017 and 2016, respectively. Cash provided by operating activities for the year ended December 31, 2017 decreased primarily due to (i) a reduction in net operating income from the disposition of 16 hotels since the beginning of 2016 offset by net operating income from the five hotels acquired, (ii) increases in general and administrative expenses attributed to employee related expenses, offset by (iii) a reduction in cash interest payments attributed to the timing of 2016 and 2017 debt repayments and new borrowings.

Investing

•
Cash used in investing activities during the year ended December 31, 2017 was $487.6 million compared to cash provided by investing activities of $100.8 million during 2016. Cash used in investing activities for the year ended December 31, 2017 was primarily due to (i) the acquisition of four hotels during 2017 for a combined cost of $605.5 million and (ii) $86.4 million in capital improvements at our hotel properties, offset by (iii) $204.4 million in proceeds from the disposition of seven hotels during 2017. Cash provided by investing activities for the year ended December 31, 2016 was primarily due to proceeds of $275.6 million from the sale of nine hotels in the year ended December 31, 2016, which was offset by cash used in investing activities for (i) $58.8 million in capital improvements at our hotel properties and (ii) the acquisition of the Hotel Commonwealth for $116.0 million.

Financing

•
Cash provided by financing activities was $118.1 million and cash used in financing activities was $242.9 million for the year ended December 31, 2017, and 2016, respectively. Cash provided by financing activities for the year ended December 31, 2017 was primarily comprised of (i) proceeds of $215 million from the funding of mortgage debt, (ii) the funding of the $125 million term loan, and (iii) net draws on the senior unsecured credit facility of $40.0 million, offset by (iv) the repayment of mortgage debt totaling $127.9 million and principal payments of $5.8 million, (v) $6.0 million used to repurchase common shares, of which $4.1 million was under the Repurchase Program and $1.9 million was used to redeem shares of common stock to satisfy employee withholding requirements in connection with stock compensation vesting, (vi) the payment of $118.4 million in dividends to common stockholders and Operating Partnership Unit holders and (vii) payment of $3.2 million in loan costs attributable to the 2017 financing transactions. Cash used in financing activities for the year ended December 31, 2016 was primarily comprised of (i) cash used for mortgage principal payments of $7.6 million, (ii) the payoff of $276.9 million in mortgage loans, (iii) $74.0 million used to repurchase common shares under the Repurchase Program, (iv) the payment of $115.1 million in dividends to common stockholders and Operating Partnership Unit holders, (v) the prepayment penalties of $4.8 million due to the early termination of mortgage loans, which was partially offset (vi) by proceeds from mortgage debt of $112.0 million and the $125 million funding of the term loan in January 2016.
Contractual Obligations
The table below presents, on a combined consolidated basis, obligations and commitments to make future payments under debt obligations (including interest) and lease agreements as of December 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,535,653	$54,272	$415,182	$511,617	$554,582
Senior unsecured credit facility(1)(2)	$40,216	—	40,216	—	—
Ground leases	$137,381	3,976	7,952	7,952	117,501
Corporate office lease	$4,935	401	835	882	2,817
Total	$1,718,185	$58,649	$464,185	$520,451	$674,900

(1)
Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1 month LIBOR as of December 31, 2017.

(2)	In January 2018, the Company repaid the outstanding balance of $40 million on the senior unsecured credit facility.
Off-Balance Sheet Arrangements
As of December 31, 2017, we have no off-balance sheet arrangements.
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
As of December 31, 2017, we had various interest rate swaps with an aggregate notional amount of $705.0 million. These swaps fix the variable rate for six of our hotel mortgage loans through maturity and fix LIBOR for the entire term of our three unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the year ended December 31, 2017, there was $10.7 million in unrealized gains recorded in accumulated other comprehensive income. For the year ended December 31, 2016, there was $5.0 million in unrealized gains recorded in accumulated other comprehensive income.
Inflation
We rely on the performance of our hotels to increase revenues in order to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, we expect our revenues and operating income to be the highest during the first and second quarters of the year followed by the third and fourth quarters based on our current portfolio composition assuming a stable macroeconomic environment.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying consolidated financial statements included herein this Annual Report for additional information related to recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of December 31, 2017 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2016 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $5.1 million per annum. The decrease from prior period was driven by the management's efforts to repay or refinance floating rate debt with fixed rate debt and the entering into interest rate swap agreements to fix interest rates for the term of loans to hedge against future increases in interest rates.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swap agreements to hedge the interest rate exposure risk. Refer to Note 7 in the combined consolidated financial statements included herein this Annual Report, for our mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 8 in the combined consolidated financial statements included herein this Annual Report for more information on our interest rate swap derivatives.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2017, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgages and term loans)(2)	$3,342	$82,610	$19,379	$180,146	$271,339	$401,675	$958,491	$975,303
Variable rate debt (mortgage loans)	1,093	188,426	42,080	—	512	99,488	331,599	328,247
Senior unsecured credit facility	—	40,000	—	—	—	—	40,000	40,101
Total	$4,435	$311,036	$61,459	$180,146	$271,851	$501,163	$1,330,090	$1,343,651
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	4.29%	3.04%	3.99%	2.79%	3.62%	4.21%	3.67%	3.71%
Variable rate debt (mortgage loans)	4.07%	3.96%	4.07%	—	3.67%	3.67%	3.89%	4.64%
Senior unsecured credit facility	—	3.07%	—	—	—	—	3.07%	3.19%

(1)	The debt maturity excludes net mortgage discounts of $0.3 million and unamortized deferred financing costs of $7.2 million as of December 31, 2017.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of December 31, 2017.

Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure on Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer has evaluated, as of December 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
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
Based on management's assessment, the Company maintained, in all material respect, effective internal controls over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013).
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Additional Material U.S. Federal Income Tax Consequences

The following is a summary of certain additional material U.S. federal income tax consequences with respect to the ownership of our securities. This summary supplements and should be read together with “Material U.S. Federal Income Tax Consequences” in the prospectus dated September 8, 2017 and filed as part of our registration statement on Form S-3 (No. 333-220400).
Recent U.S. Federal Income Tax Legislation
The recently passed tax law informally known as the Tax Cuts and Jobs Act (“TCJA”) made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37%, (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. stockholders is reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests ("USPRIs") is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. To the extent that a TRS has interest expense that exceeds its interest income, the net interest expense limitation could potentially apply to such TRS. The reduced corporate tax rate will apply to our TRSs.
Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their stockholders. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our securities.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, which includes the 2014 Share Unit Plan and 2015 Incentive Award Plan as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:
Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan(3)	48,682	$20.25	—
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan	1,926,375	$9.31	4,553,949
Equity compensation plans not approved by security holders	—	—	—

(1)
Represents (i) 48,682 shares underlying awards of "annual share units" and "contingency share units" outstanding under the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "Share Unit Plan"), and (ii) 264,302 shares underlying awards of restricted stock units and 1,662,073 LTIP Units (as defined in the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan) outstanding under the 2015 Incentive Award Plan, in each case, as of December 31, 2017.

(2)	Includes shares of common stock available for future grants under the 2015 Incentive Award Plan as of December 31, 2017.

(3)
On January 9, 2015, in connection with our separation from InvenTrust, the 2014 Share Unit Plan was terminated. No new share unit awards will be made under the 2014 Share Unit Plan, and the 2014 Share Unit Plan will continue to be maintained only with respect to awards outstanding as of the termination of the 2014 Share Unit Plan.

See Note 13 to the accompanying combined consolidated financial statements included herein this Annual Report for additional information regarding these compensation plans.
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

2)	Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-38 through F-41:
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

2.2* ++	Purchase and Sale Agreement dated as of October 3, 2017, among Gainey Drive Associates, HC Royal Palms, L.L.C. and XHR Acquisitions, LLC

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

10.1
Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2
Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, among XHR LP, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.3
Amended and Restated Parent Guaranty, dated as of January 11, 2018, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.4*	Amended and Restated Subsidiary Guaranty, dated as of January 11, 2018, by certain subsidiaries of XHR LP for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.5+
The Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on November 25, 2014)

10.6+
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on November 25, 2014)

10.7+
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on November 25, 2014)

10.8+
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.9+
First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.10+	Form of Stock Payment Award Grant Notice and Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on February 9, 2015)

10.11+	Form of Class A Performance LTIP Unit Agreement (2015) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.12+	Form of Class A Performance LTIP Unit Agreement (2016) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.13+	Form of Class A Performance LTIP Unit Agreement (2017) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.14+	Form of Time-Based LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.15+	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.16+
Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 24, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.17+*	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 21, 2018

10.18+*	Form of LTIP Unit Agreement (Non-Employee Directors)

10.19+
Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.20+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith
+    Management contract or compensatory plan

++
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

Item 16. Summary of Form 10-K Disclosures
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Chairman and Chief Executive Officer
Date:	February 27, 2018
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Chairman and Chief Executive Officer (principal executive officer)	February 27, 2018
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2018
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2018
Name:	Joseph T. Johnson

By:	/s/ JEFFREY H. DONAHUE	Lead Director	February 27, 2018
Name:	Jeffrey H. Donahue

By:	/s/ JOHN H. ALSCHULER, JR.	Director	February 27, 2018
Name:	John H. Alschuler, Jr.

By:	/s/ KEITH E. BASS	Director	February 27, 2018
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	February 27, 2018
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	February 27, 2018
Name:	Beverly K. Goulet

By:	/s/ DENNIS D. OKLAK	Director	February 27, 2018
Name:	Dennis D. Oklak

By:	/s/ MARY ELIZABETH McCORMICK	Director	February 27, 2018
Name:	Mary Elizabeth McCormick

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Xenia Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related combined consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Orlando, Florida
February 27, 2018
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Xenia Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Xenia Hotels & Resorts, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Orlando, Florida
February 27, 2018
Certified Public Accountants

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2017 and 2016
(Dollar amounts in thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Investment properties:
Land	$440,930	$331,502
Buildings and other improvements	2,878,375	2,732,062
Total	$3,319,305	$3,063,564
Less: accumulated depreciation	(628,450)	(619,975)
Net investment properties	$2,690,855	$2,443,589
Cash and cash equivalents	71,884	216,054
Restricted cash and escrows	58,520	70,973
Accounts and rents receivable, net of allowance for doubtful accounts	35,865	22,998
Intangible assets, net of accumulated amortization (Note 6)	68,000	76,912
Deferred tax assets (Note 10)	1,163	1,562
Other assets	36,349	28,257
Assets held for sale (Note 4)	152,672	—
Total assets (including $70,269 and $74,440, respectively, related to consolidated variable interest entities - Note 5)	$3,115,308	$2,860,345
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 7)	$1,322,593	$1,077,132
Accounts payable and accrued expenses	77,005	71,955
Distributions payable	29,930	29,881
Other liabilities	40,694	29,810
Total liabilities (including $46,637 and $47,828, respectively, related to consolidated variable interest entities - Note 5)	$1,470,222	$1,208,778
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 106,735,336 and 106,794,788 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	1,068	1,068
Additional paid in capital	1,924,124	1,925,554
Accumulated other comprehensive income	10,677	5,009
Accumulated distributions in excess of net earnings	(320,964)	(302,034)
Total Company stockholders' equity	$1,614,905	$1,629,597
Non-controlling interests	30,181	21,970
Total equity	$1,645,086	$1,651,567
Total liabilities and equity	$3,115,308	$2,860,345
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rooms revenues	$623,331	$653,944	$663,224
Food and beverage revenues	266,977	246,479	259,036
Other revenues	54,969	49,737	53,884
Total revenues	$945,277	$950,160	$976,144
Expenses:
Rooms expenses	142,561	146,050	148,492
Food and beverage expenses	173,285	161,699	167,840
Other direct expenses	14,438	12,848	17,984
Other indirect expenses	229,510	224,779	226,522
Management and franchise fees	43,459	47,605	49,818
Total hotel operating expenses	$603,253	$592,981	$610,656
Depreciation and amortization	152,977	152,418	148,009
Real estate taxes, personal property taxes and insurance	44,310	46,248	49,717
Ground lease expense	5,848	5,447	5,204
General and administrative expenses	31,552	31,374	25,142
Acquisition transaction costs	1,578	154	5,046
Pre-opening expenses	—	—	1,411
Impairment and other losses	2,254	10,035	—
Separation and other start-up related expenses	—	—	26,887
Total expenses	$841,772	$838,657	$872,072
Operating income	$103,505	$111,503	$104,072
Gain on sale of investment properties	50,747	30,195	43,015
Other income	965	3,377	4,916
Interest expense	(46,294)	(48,113)	(50,816)
Loss on extinguishment of debt	(274)	(5,155)	(5,761)
Net income before income taxes	$108,649	$91,807	$95,426
Income tax expense	(7,833)	(5,077)	(6,295)
Net income from continuing operations	$100,816	$86,730	$89,131
Net loss from discontinued operations	—	—	(489)
Net income	$100,816	$86,730	$88,642
Non-controlling interests in consolidated real estate entities (Note 5)	99	268	567
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(2,053)	(1,143)	(451)
Net (income) loss attributable to non-controlling interests	$(1,954)	$(875)	$116
Net income attributable to the Company	$98,862	$85,855	$88,758
Distributions to preferred stockholders	—	—	(12)
Net income attributable to common stockholders	$98,862	$85,855	$88,746

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Operations and Comprehensive Income - Continued
For the Years Ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Basic and diluted earnings per share
Income from continuing operations available to common stockholders	$0.92	$0.79	$0.79
Income from discontinued operations available to common stockholders	—	—	—
Net income per share available to common stockholders (basic and diluted)	$0.92	$0.79	$0.79
Weighted average number of common shares (basic)	106,767,108	108,012,708	111,989,686
Weighted average number of common shares (diluted)	107,019,152	108,142,998	112,138,223

Comprehensive Income:
Net income	$100,816	$86,730	$88,642
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivative instruments	3,388	(322)	1,543
Reclassification adjustment for amounts recognized in net income (interest expense)	2,396	3,833	—
	$106,600	$90,241	$90,185
Comprehensive (income) loss attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 5)	99	268	567
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(2,169)	(1,188)	(451)
Comprehensive (income) loss attributable to non-controlling interests	$(2,070)	$(920)	$116
Comprehensive income attributable to the Company	$104,530	$89,321	$90,301
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock					Non-controlling Interests
	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at December 31, 2014	—	$—	1,000	$—	$1,781,427	$—	$(264,161)	$—	$3,655	$3,655	$1,520,921
Net income (loss)	—	—	—	—	—	—	88,758	451	(567)	(116)	88,642
Issuance of preferred shares, net of issuance costs	125	—	—	—	102	—	—	—	—	—	102
Contributions from InvenTrust Properties Corp., net	—	—	—	—	249,767	—	—	—	—	—	249,767
Issuance of common shares in connection with separation from InvenTrust Properties Corp.	—	—	113,396,997	1,134	(1,134)	—	—	—	—	—	—
Repurchase of common shares, net	—	—	(1,759,344)	(17)	(36,929)	—	—	—	—	—	(36,946)
Dividends, common shares / units ($0.84)	—	—	—	—	—	—	(93,576)	(102)	—	(102)	(93,678)
Dividends, preferred shares ($92.36)	—	—	—	—	—	—	(12)	—	—	—	(12)
Share-based compensation	—	—	32,719	—	664	—	—	2,244	—	2,244	2,908
Redemption of preferred stock	(125)	—	—	—	(137)	—	—	—	—	—	(137)
Other comprehensive income	—	—	—	—	—	1,543	—	—	—	—	1,543
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	10,248	10,248	10,248
Balance at December 31, 2015	—	$—	111,671,372	$1,117	$1,993,760	$1,543	$(268,991)	$2,593	$13,336	$15,929	$1,743,358
Net income (loss)	—	—	—	—	—	—	85,855	1,143	(268)	875	86,730
Repurchase of common shares, net	—	—	(4,966,763)	(50)	(73,926)	—	—	—	—	—	(73,976)
Dividends, common shares / units ($1.10)	—	—	—	—	—	—	(118,898)	(372)	—	(372)	(119,270)
Share-based compensation	—	—	127,430	1	6,281	—	—	5,468	—	5,468	11,750
Shares redeemed to satisfy tax withholding on vested share based compensation	—	—	(37,251)	—	(561)	—	—	—	—	—	(561)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	341	341	341
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(316)	(316)	(316)
Other comprehensive income
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(317)	—	(5)	—	(5)	(322)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	—	3,783	—	50	—	50	3,833
Balance at December 31, 2016	—	$—	106,794,788	$1,068	$1,925,554	$5,009	$(302,034)	$8,877	$13,093	$21,970	$1,651,567
Net income	—	—	—	—	—	—	98,862	2,053	(99)	1,954	100,816
Repurchase of common shares, net	—	—	(240,352)	(2)	(4,101)	—	—	—	—	—	(4,103)
Dividends, common shares / units ($1.10)	—	—	—	—	—	—	(117,792)	(577)	—	(577)	(118,369)
Share-based compensation	—	—	288,730	3	4,648	—	—	7,312	—	7,312	11,963
Shares redeemed to satisfy tax withholding on vested share based compensation	—	—	(107,830)	(1)	(1,977)	—	—	—	—	—	(1,978)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(594)	(594)	(594)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	3,320	—	68	—	68	3,388
Reclassification adjustment for amounts recognized in net income	—	—	—	—	—	2,348	—	48	—	48	2,396
Balance at December 31, 2017	—	$—	106,735,336	$1,068	$1,924,124	$10,677	$(320,964)	$17,781	$12,400	$30,181	$1,645,086
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$100,816	$86,730	$88,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148,939	149,962	144,424
Amortization of above and below market leases and other lease intangibles	4,500	2,950	3,820
Amortization of debt premiums, discounts, and financing costs	2,848	3,755	3,756
Loss on extinguishment of debt	274	5,155	5,761
Gain on sale of investment property	(50,747)	(30,195)	(43,015)
Impairment and other losses	950	10,035	—
Share-based compensation expense	9,930	8,968	6,102
Changes in assets and liabilities:
Accounts and rents receivable	(1,909)	1,470	(338)
Deferred costs and other assets	229	3,244	4,343
Accounts payable and accrued expenses	(11,035)	(8,192)	(6,425)
Other liabilities	8,019	(4,439)	(14,032)
Net cash provided by operating activities	$212,814	$229,443	$193,038
Cash flows from investing activities:
Purchase of investment properties	(605,510)	(116,000)	(245,260)
Capital expenditures and tenant improvements	(86,401)	(58,823)	(54,146)
Investment in development projects	—	—	(36,063)
Proceeds from sale of investment properties	204,353	275,600	133,412
Deposits for acquisition of hotel properties	—	—	(20,000)
Other assets	—	—	1,068
Net cash (used in) provided by investing activities	$(487,558)	$100,777	$(220,989)
Cash flows from financing activities:
Distribution to InvenTrust Properties Corp.	—	—	(23,505)
Contribution from InvenTrust Properties Corp.	—	—	176,805
Proceeds from mortgage debt and notes payable	215,000	111,968	64,723
Payoffs of mortgage debt	(127,876)	(276,903)	(300,894)
Principal payments of mortgage debt	(5,796)	(7,580)	(8,239)
Prepayment penalties and defeasance	—	(4,813)	(5,267)
Payment of loan fees and deposits	(3,207)	(974)	(6,819)
Proceeds from revolving line of credit draws	120,000	10,000	127,000
Payments on revolving line of credit	(80,000)	(10,000)	(127,000)
Proceeds from unsecured term loan	125,000	125,000	175,000
Contributions from non-controlling interests	—	341	10,248
Proceeds from issuance of preferred shares, net of offering costs	—	—	102
Redemption of preferred shares	—	—	(137)
Repurchase of common shares	(4,103)	(73,976)	(36,946)
Dividends, common shares/units	(118,442)	(115,130)	(67,706)
Shares redeemed to satisfy tax withholding on vested share based compensation	(1,861)	(561)	—
Dividends, preferred shares	—	—	(12)
Distributions paid to non-controlling interests	(594)	(316)	—
Net cash provided by (used in) financing activities	$118,121	$(242,944)	$(22,647)
Net (decrease) increase in cash and cash equivalents and restricted cash	(156,623)	87,276	(50,598)
Cash and cash equivalents and restricted cash, at beginning of year	287,027	199,751	250,349
Cash and cash equivalents and restricted cash, at end of year	$130,404	$287,027	$199,751

XENIA HOTELS & RESORTS, INC.
Combined Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2017, 2016 and 2015
(Dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the combined consolidated statements of cash flows:

Cash and cash equivalents	$71,884	$216,054	$122,154
Restricted cash	58,520	70,973	77,597
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$130,404	$287,027	$199,751

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$42,888	$44,567	$47,054
Cash paid for income taxes	4,663	7,863	4,459

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$764	$4,838	$2,568
Assumption of unsecured line of credit facility by InvenTrust Properties Corp.	—	—	(96,020)
Non-cash net distributions to InvenTrust Properties Corp.	—	—	(413)
Change in fair value of designated interest rate swaps	3,388	(322)	1,543
The accompanying notes are an integral part of these combined consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Combined Consolidated Financial Statements
December 31, 2017

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service and lifestyle hotels in Top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). Prior to February 3, 2015, Xenia was a wholly owned subsidiary of InvenTrust Properties Corp. ("InvenTrust" formerly known as Inland American Real Estate Trust, Inc.), its former parent.
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
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of December 31, 2017, the Company collectively owned 98% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current and former executive officers and members of our Board of Directors and includes unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding Inc. (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent operators to manage the hotels.
As of December 31, 2017, the Company owned 39 lodging properties, 37 of which were wholly owned, with a total of 11,533 rooms (unaudited). As of December 31, 2016, the Company owned 42 lodging properties, 40 of which were wholly owned, with a total of 10,911 rooms (unaudited). As of December 31, 2015, the Company owned 50 lodging properties, 48 of which were wholly owned, with 12,548 rooms (unaudited). The remaining two hotels for all periods are owned through individual investments in real estate entities in which the Company has a 75% ownership interest in each investment.
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
As described in Note 1, on February 3, 2015, Xenia was spun off from InvenTrust. Prior to the separation, the Company effectuated certain reorganization transactions which were designed to consolidate the ownership of its hotels into its Operating Partnership, consolidate its TRS lessees in its TRS, facilitate its separation from InvenTrust, and enable the Company to qualify as a REIT for U.S. federal income tax purposes. The accompanying combined consolidated financial statements prior to the spin-off have been "carved out" of InvenTrust’s consolidated financial statements and reflect significant assumptions and allocations. The combined consolidated financial statements reflect the operations of the Company after giving effect to the reorganization transactions, the disposition of other hotels previously owned by the Company, and the spin-off, and include allocations of costs from certain corporate and shared functions provided to the Company by InvenTrust, as well as costs associated with participation by certain of the Company's executives and employees in InvenTrust’s benefit plans. Corporate costs directly associated with the Company's principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the combined consolidated statements of operations and comprehensive income. Additionally, prior to the spin-off, InvenTrust allocated to the Company a portion of its corporate overhead costs based upon the Company's percentage share of the average invested assets of InvenTrust, which is reflected in general and administrative expenses. The general and administrative expenses for the period from January 1, 2015 to February 3, 2015 include costs related to the reorganization transactions and spin off that are non-recurring in nature.
Each property maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in Note 7.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past, current and expected economic conditions. Actual results could differ from these estimates.
Risks and Uncertainties
The Company had a geographical concentration risk in Houston, Texas for the years ended December 31, 2017, 2016 and 2015 where 10%, 11% and 13% of the revenues of the Company were generated, respectively. For the years ended December 31, 2017 the Company owned three hotels and in the years ended December 31, 2016 and 2015 the Company owned four hotels in Houston, TX, respectively. To the extent that there are adverse changes in this market, or the industry sectors that operate in this market, our business and operating results could be negatively impacted.
The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. Should any of our hotels experience a significant decline in operational performance, it may affect the Company's ability to make distributions to our stockholders and service debt or meet other financial obligations.
Reclassifications
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the year ended December 31, 2017.
Consolidation
The Company evaluates its investments in partially owned entities to determine whether such entities may be a variable interest entity ("VIE") or voting interest entities. If the entity is determined to be a VIE, the determination of whether the Company is the primary beneficiary must then be made. The primary beneficiary determination is based on a qualitative assessment as to whether the entity has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  The Company will consolidate a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
The Operating Partnership is a VIE. The Company's significant asset is its investment in the Operating Partnership, as described in Note 1, and consequently, substantially all of the Company's assets and liabilities represent those assets and liabilities of the Operating Partnership.
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
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2017, all share-based payments awards are included in permanent equity.
As of December 31, 2017, the consolidated results of the Company include the following ownership interests held by owners other than the Company: (i) the Operating Partnership Units in the Operating Partnership held by certain current and former members of the Company's executive officers and Board of Directors and (ii) the outside ownership interest in our two investments in real estate entities.
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
Restricted Cash and Escrows
The restricted cash as of December 31, 2017 primarily consists of $46.6 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, $7.4 million in deposits made for capital projects and $4.5 million held in restricted escrows primarily for real estate taxes and insurance.
The restricted cash as of December 31, 2016 primarily consists of $58.6 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, $5.1 million in disposition related escrows, $3.7 million in deposits made for capital projects, and $3.6 million cash held in restricted escrows for real estate taxes and insurance.
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Interest and costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. The Company capitalizes project management compensation-related costs and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio, which included $2.7 million and $2.1 million for years ended December 31, 2017 and 2016.
Depreciation expense is computed using the straight line method. Investment properties are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.

Acquisition of Real Estate
The Company allocates the purchase price of each acquired business (as defined in the accounting guidance related to business combinations, Financial Accounting Standards Board ("FASB") and Accounting Standard Codification ("ASC") 805, Business Combinations) between tangible and intangible assets at full fair value on the acquisition date. Such tangible and intangible assets include land, building and improvements, furniture and fixtures, inventory, acquired above market and below market leases, in-place lease value (if applicable), advanced bookings, customer relationships, and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. The allocation of the purchase price is an area that requires judgment and significant estimates.
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
Goodwill
The excess of the cost of an acquired entity (i.e. those that met the definition of an acquired business), over the net of the fair values assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is recognized and allocated to specific properties. The Company tests goodwill for impairment annually or more frequently if events or changes in circumstances indicate impairment.
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
In the first step, the estimated fair value of each property with goodwill is compared to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess. As of December 31, 2017 and 2016, the Company had goodwill of $39.8 million and $42.1 million, respectively, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets. The Company tested goodwill for impairment as of December 31, 2017, 2016, and 2015 and recorded no impairment to goodwill in any of the years then ended.

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
Involuntary Conversion
During 2017, two major hurricanes impacted several of the Company's lodging properties. The Company recorded a loss of $950 thousand, net of insurance recoveries, for the year ended December 31, 2017, which represented the historical cost net of accumulated depreciation of the properties and equipment written off for damage sustained during the hurricanes. Any amount expected to be received above the recorded loss will be treated as a gain and will not be recorded until contingencies are resolved. Additionally, the Company expensed $1.3 million of hurricane-related repairs and cleanup costs across all impacted properties for the year ended December 31, 2017, which is included in impairment and other losses on the consolidated statements of operations for the year then ended.
The Company may be entitled to business interruption proceeds for certain properties, however, it will not record an insurance recovery receivable for these losses until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as a gain. During the year ended December 31, 2017, the Company recognized $0.4 million of business insurance recovery proceeds which is included in other income on the combined consolidated statement of operations and comprehensive income for the year then ended. As of December 31, 2017, the insurance recovery receivable of $0.4 million was included in other assets on the consolidated balance sheet.
On August 24, 2014, Napa, California experienced a 6.0 magnitude earthquake that impacted two of the Company's lodging properties. The Company recorded business interruption insurance recoveries related to the earthquake of $6.2 million during the year ended December 31, 2015, upon collection of the insurance proceeds. This was included in other income on the combined consolidated statement of operations and comprehensive income for the year ended December 31, 2015.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation and amortization on the investment properties held for sale. The investment properties, other assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheet for the most recent reporting period, and are presented at the lesser of the carrying value or fair value, less costs to sell.
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in Accounting Standards Update ("ASU") No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

("ASU 2014-08"), the operations for the investment properties held for sale are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
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
Deferred Financing Costs
Financing costs related to senior unsecured credit facility and long-term debt are recorded at cost and are amortized as interest expense on a straight-line basis, which approximates the effective interest method, over the life of the related debt instrument, unless there is a significant modification to the debt instrument. The balance of unamortized deferred financing costs related to the line of credit is included in other assets and unamortized deferred financing costs related to long-term debt are presented as a reduction in debt, net of loan discounts and unamortized deferred financing costs on the consolidated balance sheet. Deferred financing costs related to the line of credit were $3.1 million at December 31, 2017 and 2016, which was offset by accumulated amortization of $2.2 million and $1.5 million, respectively. Deferred financing costs related to long-term debt were $13.2 million and $12.5 million at December 31, 2017 and 2016, respectively, which was offset by accumulated amortization of $6.0 million and $6.2 million, respectively.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2017, 2016, and 2015, comprehensive income was $104.5 million, $89.3 million and $90.3 million, respectively. As of December 31, 2017, 2016, and 2015, the Company's accumulated other comprehensive income was $10.7 million, $5.0 million and $1.5 million, respectively.
Income Taxes
The Company has elected to be taxed as, and has operated in a manner that management believes will allow it to continue to qualify as, a REIT under the Internal Revenue Code of 1986, as amended, (the "Code") for federal income tax purposes. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for the four years following the failure. Even if the Company qualifies for taxation as a REIT, the Company also may be subject to certain federal, state, and local taxes on its income and assets, including (1) alternative minimum taxes (on tax years prior to January 1, 2018), (2) taxes on any undistributed income, (3) taxes related to its TRS, (4) certain state or local income taxes, (5) franchise taxes, (6) property taxes, and (7) transfer taxes. It is the Company's current intention to adhere to these requirements and maintain the Company's qualification for taxation as a REIT.
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
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, Operating Partnership Units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income and capitalized in building and other improvements in the consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for lease related revenues. The new standard is effective for the Company on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company concluded there will be no significant change to our current revenue recognition policies or the amount or timing of recognition. The Company adopted ASC Topic 606 on January 1, 2018 using the modified retrospective transition method. Additionally, the Company has concluded the disposition of real estate assets, including hotels, will qualify as a sale of a non-financial asset in future transactions. Historically, hotel dispositions have been cash sales that required no contingencies for future involvement in the hotel's operations and, therefore, the Company does not expect ASC Topic 606 to have a material impact on its recognition of hotel sales subsequent to adoption.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces ASC Topic 840, Leases, and requires most lessee leases to be recorded on the Company's balance sheet as either operating or financing leases with a right of use asset and a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement on a straight-line basis as lease expense and financing leases will be accounted for similar to the accounting for amortizing debt. Leases with terms of less than 12 months will continue to be accounted for as they are under the current standard. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company is creating an inventory of its leases and is analyzing its current ground lease obligations. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements, and, other than the inclusion of operating leases on the Company’s balance sheet, such effects have not yet been determined. The Company anticipates adopting the standard on January 1, 2019 using the modified retrospective method.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which changes the way certain cash receipts and cash payments are presented and classified on the statement of cash flows in order to reduce diversity in practice across all industries. The standard clarifies classification for debt prepayment or debt extinguishment costs, proceeds from the settlement of insurance claims, and contingent consideration payments made after business combination among other things. The new standard is effective for the Company on January 1, 2018, however, early adoption is permitted. The Company early adopted the standard for the year ended December 31, 2017 and for all interim periods included during the period. ASU 2016-15 did not have a significant impact on the Company's consolidated financial statements and related disclosures. However, certain amounts on the Company's consolidated statements of cash flows for the years ended December 31, 2016 and 2015 were reclassifed to conform historical presentation to the year ended December 31, 2017.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which enhances the presentation requirements of restricted cash. The standard aims to unify presentation and minimize the diversity in practice. These presentation changes include increased disclosures surrounding the restrictions on cash and the inclusion of the restricted cash balance in the reconciliation completed at the end of the statement of cash flows. The new standard is effective for the Company on January 1, 2018. The Company early adopted ASU 2016-18 during the year ended December 31, 2017 and for all interim periods during the period. As a result, amounts included in restricted cash on our consolidated balance sheets are included with cash and cash equivalents on the consolidated statement of cash flows for the year ended December 31, 2017. The Company reclassified the consolidated statements of cash flows for the years ended December 31, 2016 and 2015 to reflect the adoption of ASU 2016-18. The adoption of ASU 2016-18 had no impact on the Company's consolidated balance sheet.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The new standard is effective for the Company on January 1, 2018. The Company anticipates that most future acquisitions will be accounted for as asset acquisitions rather than business combinations. This would require the Company to capitalize future acquisition costs as part of the purchase price allocation, rather than expensing these costs as we have historically.

Also in January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance is intended to simplify the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test under the current guidance, which requires a hypothetical purchase price allocation. A goodwill impairment under ASU 2017-04 will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for the Company on January 1, 2020, however, early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements and related disclosures.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance aims at better clarifying the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new standard is effective for the Company on January 1, 2018. The Company anticipates upon adoption most dispositions of real estate assets will be accounted for under ASU 2017-05, as most future acquisitions are not expected to meet the definition of a business under ASU 2017-01.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance is intended to clarify when certain changes to terms or conditions of share-based payment awards must be accounted for as modifications but does not change the accounting for modifications. The new standard is to be applied prospectively to awards modified on or after the adoption date and will be effective for the Company on January 1, 2018. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements and related disclosures.
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
3. Investment Properties
In May 2017, the Company acquired the 815-room (unaudited) Hyatt Regency Grand Cypress located in Orlando, Florida for a purchase price of $205.5 million, plus customary closing costs. The acquisition was funded with cash on hand.
In October 2017, the Company acquired the 493-room (unaudited) Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch located in Scottsdale, Arizona and the 119-room (unaudited) Royal Palms Resort and Spa affiliated with The Unbound Collection by Hyatt, located in Phoenix, Arizona, for cash consideration of $305 million, plus customary closing costs. The acquisition was funded with cash on hand and proceeds from the term and mortgage loans that were entered into during the third quarter of 2017. In connection with the closing of the transaction, wholly owned subsidiaries of the Company entered into two individual management agreements with Hyatt to continue to manage the hotels.
Also in October 2017, the Company acquired the 365-room (unaudited) The Ritz-Carlton, Pentagon City located in Arlington, Virginia for a purchase price of $105 million, plus customary closing costs. The acquisition was funded with cash on hand and proceeds drawn from the senior unsecured credit facility. In connection with the closing of the transaction, a wholly owned subsidiary of the Company entered into a management agreement with an affiliate of Marriott International, Inc. The Ritz-Carlton, Pentagon City is subject to a long-term ground lease that expires in 2040, with two additional 25-year extension options, which was assumed by the Company as part of the hotel's acquisition.
In January 2016, the Company acquired the Hotel Commonwealth located in Boston, Massachusetts for a purchase price of $136 million, plus customary closing costs. The source of funding was proceeds from the $125 million term loan entered into by the Company, and a $20 million escrow deposit applied to the purchase price at closing. The hotel has a total of 245-rooms (unaudited), which includes a 96-room (unaudited) hotel expansion that was completed in December 2015. The Hotel Commonwealth is subject to a long-term ground lease, which expires in 2087, and was assumed by the Company as part of the hotel's acquisition.
The Company accounted for the hotels acquired during the years ended December 31, 2017 and 2016 as business combinations, and as a result expensed acquisition transaction costs of $1.8 million and $0.1 million, respectively, which is included in the combined consolidated statements of operations and comprehensive income for the years then ended.
The Company recorded the identifiable assets and liabilities, including intangibles, acquired in the business combination at the acquisition date fair value using significant other observable inputs (Level 3). The following reflects the purchase price allocation for the four hotels acquired during the year ended December 31, 2017 and the hotel acquired during the year ended December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Land	$122,991	$—
Building and improvements	425,075	103,847
Furniture, fixtures, and equipment	57,760	10,238
Intangibles and other assets(1)(2)(3)(4)	9,674	21,915
Total purchase price	$615,500	$136,000

(1)
As part of the purchase price allocation for the Hyatt Regency Grand Cypress, the Company allocated $3.5 million to advanced bookings that will be amortized over approximately 3.5 years and allocated $0.1 million to lease intangibles that will be amortized over a weighted average of seven years.

(2)
As part of the purchase price allocation for the Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa, the Company allocated $2.8 million and $0.6 million, respectively, to advanced bookings that will be amortized over approximately 3.25 and 2.25 years, respectively.

(3)
As part of the purchase price allocation for The Ritz-Carlton, Pentagon City, the Company allocated $0.9 million to a below market lease intangible that will be amortized on a straight-line basis over the remaining term of the underlying ground lease, which expires in 2040, not including the two 25-year extension options, and allocated $0.4 million to advanced bookings that will be amortized over approximately 3.25 years.

(4)
As part of the purchase price allocation for the Hotel Commonwealth, the Company allocated $21.7 million to a below market lease intangible that will be amortized on a straight-line basis over the remaining term of the underlying ground lease, which expires in 2087.

The revenues and net income attributable to the four hotels acquired during the year ended December 31, 2017 were approximately $73.6 million and $3.1 million, respectively, for the year December 31, 2017 and are included in the Company's combined consolidated statements of operations and comprehensive income. The revenues and net income attributable to the one hotel acquired in 2016 were approximately $25.7 million and $4.2 million, respectively, for the year December 31, 2016 and are included in the Company's combined consolidated statements of operations and comprehensive income.
The following unaudited pro forma financial information presents the results of operations as if the 2017 and 2016 acquisitions had taken place on January 1, 2016. The unaudited pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been, nor does it purport to represent the results of operations for future periods. The unaudited proforma financial information is as follows (in thousands, except per share and per share data):

	Year Ended December 31,
	2017	2016
Revenue	$1,082,097	$1,149,555
Net income attributable to common stockholders (1)	$113,981	$94,769
Net income per share attributable to common stockholders - basic and diluted	$1.07	$0.88
Weighted average number of common shares - basic	106,767,108	108,012,708
Weighted average number of common shares - diluted	107,019,152	108,142,998

(1)	The pro forma results above exclude acquisition costs of $1.8 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.

4. Disposed Properties
The following represents the disposition details for the properties sold during the years ended December 31, 2017, 2016, and 2015 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds		Gain on Sale/ (Impairment)
Courtyard Birmingham Downtown at UAB(1)	04/2017	122	$30,000	$29,176		$12,972
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor(2)	06/2017	812	163,000	157,675		36,121
Marriott West Des Moines	07/2017	219	19,000	18,014		1,654
Total for the year ended December 31, 2017		1,153	$212,000	$204,865		$50,747

Hilton University of Florida Conference Center Gainesville	02/2016	248	$36,000	$32,055	(3)	$649
DoubleTree by Hilton Washington DC	04/2016	220	65,000	63,550		(96)
Embassy Suites Baltimore North/Hunt Valley	05/2016	223	20,000	19,459		(8,036)
Marriott Atlanta Century Center/Emory Area & Hilton Phoenix Suites(2)	06/2016	513	50,750	50,048		(1,903)
Hilton St. Louis Downtown at the Arch	12/2016	195	21,500	20,896		252
Hampton Inn & Suites Denver Downtown, Hilton Garden Inn Chicago North Shore/Evanston, and Homewood Suites by Hilton Houston Near the Galleria(2)	12/2016	488	97,000	92,653		29,152
Total for the year ended December 31, 2016		1,887	$290,250	$278,661		$20,018

Hyatt Regency Orange County	10/2015	656	$137,000	$132,995	(4)	$43,178
Total for the year ended December 31, 2015		656	$137,000	$132,995		$43,178

(1)
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

Assets Held for Sale
In December 2017, the Company entered into a sales agreement to sell the Aston Waikiki Beach Hotel located in Honolulu, HI for $200 million, excluding closing costs. The sale is expected to close in the first quarter of 2018. The operating results for the years ended December 31, 2017, 2016, and 2015 are included in the Company's consolidated financial statements as part of continuing operations as it did not represent a strategic shift or have a major effect on the Company's results of operations. The assets of the hotel are included in assets held for sale at their respective net book values on the accompanying consolidated balance sheets as of December 31, 2017.
The major classes of assets classified as held for sale as of December 31, 2017 are as follows (in thousands):

December 31, 2017
Building and other improvements	176,824
Less accumulated depreciation	(32,975)
Net investment properties	$143,849
Intangible assets, net	8,823
Total assets held for sale	$152,672

5. Investment in Real Estate Entities
The Company has ownership interests of 75% in the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook. These entities are considered VIE's as defined in FASB ASC 810, Consolidation, because the entities do not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIE's that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially be significant to the VIE, or the right to receive benefits from the VIE's that could potentially be significant to the VIE. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	December 31, 2017	December 31, 2016
Net investment properties	$67,687	$71,157
Other assets	2,582	3,283
Total assets	$70,269	$74,440
Mortgages payable	(44,074)	(45,287)
Other liabilities	(2,563)	(2,541)
Total liabilities	$(46,637)	$(47,828)
Net assets	$23,632	$26,612
All operations of the two hotels from the date of their respective opening were consolidated in the accompanying combined consolidated statement of operations and comprehensive income, with a corresponding allocation for non-controlling interests.
6. Intangible Assets and Goodwill
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Intangible assets:
Acquired in-place lease intangibles	$583	$2,247
Acquired above market lease costs	—	405
Acquired below market ground lease	25,625	36,208
Advance bookings	5,253	263
Accumulated amortization	(3,286)	(4,324)
Net intangible assets	$28,175	$34,799
Goodwill	39,825	42,113
Total intangible assets, net	$68,000	$76,912
Intangible liabilities:
Acquired below market lease costs	$(4,257)	$(4,477)
Accumulated amortization	822	791
Intangible liabilities, net	$(3,435)	$(3,686)
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
The following table summarizes the amortization related to intangibles for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016
Amortization of above and below market lease intangibles:
Acquired above market lease costs	$(33)	$(102)
Acquired below market lease costs	249	254
Other revenues increase attributable to amortization	$216	$152

Acquired in-place lease intangibles	$475	$608
Acquired below market ground lease	$633	$647
Advance bookings	$3,430	$1,699
The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities at December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Amortization of above and below market lease intangibles:
Acquired below market lease costs	$194	$194	$194	$194	$194	$2,465	$3,435
Other revenues increase attributable to amortization	$194	$194	$194	$194	$194	$2,465	$3,435

Acquired in-place lease intangibles	$73	$63	$8	$8	$8	$10	$170
Acquired below market ground lease	442	442	442	442	442	21,789	23,999
Advance bookings	3,169	724	113	—	—	—	4,006

7. Debt
Debt as of December 31, 2017 and 2016 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type(1)	Rate(2)		Maturity Date	December 31, 2017		December 31, 2016
Mortgage Loans
Fairmont Dallas	Variable	—		4/10/2018	$—	(3)	$55,498
Residence Inn Denver City Center	Variable	—		4/17/2018	—	(3)	45,210
Bohemian Hotel Savannah Riverfront	Variable	—		12/17/2018	—	(3)	27,480
Andaz Savannah	Variable	3.57%		1/14/2019	21,500		21,500
Hotel Monaco Denver	Fixed(4)	2.98%		1/17/2019	41,000		41,000
Hotel Monaco Chicago(5)	Variable	3.82%		1/17/2019	18,344		21,644
Loews New Orleans Hotel	Variable	3.92%		2/22/2019	37,500		37,500
Andaz Napa	Fixed(4)	2.99%		3/21/2019	38,000		38,000
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	4.07%		5/1/2019	110,000		110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	15,908		16,403
Grand Bohemian Hotel Charleston (VIE)	Variable	4.07%		11/10/2020	19,026		19,628
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	4.07%		12/27/2020	25,229		25,899
Marriott Dallas City Center	Fixed(4)	4.05%		1/3/2022	51,000		51,000
Hyatt Regency Santa Clara	Fixed(4)	3.81%		1/3/2022	90,000		90,000
Hotel Palomar Philadelphia	Fixed(4)	4.14%		1/13/2023	59,750		60,000
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	3.67%		8/14/2024	100,000		—
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	62,833		63,000
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	60,000		60,000
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000		—
Total Mortgage Loans		4.01%	(2)		$865,090		$783,762
Mortgage Loan Discounts(6)	—	—		—	(255)		(319)
Unamortized Deferred Financing Costs, net	—	—		—	(7,242)		(6,311)
Senior Unsecured Credit Facility	Variable	3.07%		2/3/2019	40,000		—
Unsecured Term Loan $175M	Fixed(7)	2.74%		2/15/2021	175,000		175,000
Unsecured Term Loan $125M	Fixed(7)	3.28%		10/22/2022	125,000		125,000
Unsecured Term Loan $125M	Fixed(7)	3.62%		9/13/2024	125,000		—
Debt, net of loan discounts and unamortized deferred financing costs		3.71%	(2)		$1,322,593		$1,077,132

(1)	Variable index is one month LIBOR as of December 31, 2017.

(2)	Represents the weighted average interest rate as of December 31, 2017.

(3)	During the year ended December 31, 2017, the Company elected its prepayment option per the terms of the mortgage loan agreement and repaid the outstanding balance.

(4)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans through maturity.

(5)
During the years ended December 31, 2017 and 2016, the Company made additional principal payments of $3.3 million and $4.4 million, respectively, to comply with covenant requirements under the terms of the mortgage loan.

(6)	Loan discounts recognized upon modification, net of the accumulated amortization.

(7)	LIBOR has been fixed for a portion of or the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.
In connection with repaying mortgage loans during the years ended December 31, 2017 and 2016, the Company incurred prepayment and extinguishment fees of approximately $0.3 million and $5.0 million, respectively, which is included in the loss on extinguishment of debt in the accompanying combined consolidated statements of operations and comprehensive income for the period then ended. The loss from extinguishment of debt also represents the write-off of any unamortized deferred financing costs incurred when the original agreements were executed and termination penalty payments.
Debt outstanding as of December 31, 2017 and December 31, 2016 was $1,290 million and $1,084 million and had a weighted average interest rate of 3.73% and 3.24% per annum, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2017	Weighted average interest rate
2018	$4,435	4.24%
2019	271,036	3.68%
2020	61,459	4.05%
2021	180,146	2.79%
2022	271,851	3.62%
Thereafter	501,163	4.11%
Total Debt	$1,290,090	3.73%
Total Mortgage Discounts, net	(255)	—
Unamortized Deferred Financing Costs, net	(7,242)	—
Senior unsecured credit facility	40,000	3.07%
Debt, net of loan discounts and unamortized deferred financing costs	$1,322,593	3.71%
Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the prepayment of an extension fee. We expect to repay, refinance, or extend our maturing debt as they become due.
Senior Unsecured Credit Facility
In February 2015, the Company entered into a $400 million senior unsecured credit facility with a syndicate of banks. The senior unsecured credit facility includes an uncommitted accordion feature which, subject to certain conditions, allows the Company to increase the aggregate availability by up to an additional $350 million. Borrowings under the revolving credit facility bear interest based on LIBOR plus a margin ranging from 1.50% to 2.45% (or, at the Company's election upon achievement of an investment grade rating from Moody’s Investor Services, Inc. or Standard & Poor’s Rating Services, interest based on LIBOR plus a margin ranging from 0.875% to 1.50%). In addition, until such election, the Company is required to pay an unused commitment fee of up to 0.30% of the unused portion of the credit facility based on the average daily unused portion of the credit facility; thereafter, the Company is required to pay a facility fee ranging between 0.125% and 0.35% based on the Company's debt rating.
As of December 31, 2017, there was $40 million outstanding balance on the senior unsecured facility. During the year ended December 31, 2017, the Company incurred unused commitment fees of $1.2 million and interest expense of $0.5 million. During the year ended December 31, 2016, the Company incurred unused commitment fees of $1.2 million and no interest expense.
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
As of December 31, 2017, the Company is in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facility, unsecured term loans or mortgage loans.
8. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period.  At December 31, 2017, all derivative instruments were designated as cash flow hedges.
At December 31, 2017, the aggregate fair value of interest rate swap assets of $10.8 million was included in other assets in the accompanying consolidated balance sheet. For the year ended December 31, 2017, the Company had an unrealized gain of $3.4 million that is included in the combined consolidated statements of operations and comprehensive income. At December 31, 2016, the aggregate fair value of interest rate swap assets of $5.1 million was included in other assets in the accompanying consolidated balance sheet. For the year ended December 31, 2016, the Company had an unrealized loss of $0.3 million that is included in the combined consolidated statements of operations and comprehensive income.

The following table summarizes the terms of the derivative financial instruments held by the Company and the asset (liability) that has been recorded (in thousands)(1):

						Notional Amounts		Fair Value
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.45%	10/22/2015	2/15/2021	$50,000	$50,000	$1,134	$767
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.45%	10/22/2015	2/15/2021	65,000	65,000	1,497	1,022
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.45%	10/22/2015	2/15/2021	60,000	60,000	1,379	940
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	50,000	50,000	675	193
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	25,000	334	88
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	25,000	325	84
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	25,000	330	80
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	60,000	60,000	1,630	1,200
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	41,000	41,000	386	327
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 2.10%	9/1/2016	3/21/2019	38,000	38,000	428	354
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	—	588	—
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	—	521	—
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	—	493	—
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.70%	10/13/2017	10/12/2022	40,000	—	362	—
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.70%	10/13/2017	10/12/2022	40,000	—	358	—
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.70%	10/13/2017	10/12/2022	25,000	—	218	—
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.70%	10/13/2017	10/12/2022	20,000	—	180	—
						$705,000	$439,000	$10,838	5,055

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge ineffectiveness testing during the year ended December 31, 2017 and 2016.

For the year ended December 31, 2017, the Company reclassified $2.4 million from accumulated other comprehensive income to interest expense. The Company expects approximately $1.4 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which is netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	December 31, 2017	December 31, 2016
Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Assets
Interest rate swaps	$10,838	$5,055
Total	$10,838	$5,055
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
Non-Recurring Measurements
Investment Properties
During the year ended December 31, 2016, the Company identified three hotel properties that had a reduction in their expected holding period and reviewed the probability of the assets' disposition. The Company recorded an impairment charge of $10.0 million for the year ended December 31, 2016, based on the estimated fair value using purchase contracts and average selling costs. The properties were subsequently sold.

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the combined consolidated financial statements as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$1,289,835	$1,303,550	$1,083,443	$1,074,820
Unsecured credit facility	40,000	40,101	—	—
Total	$1,329,835	$1,343,651	$1,083,443	$1,074,820
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 3.93% and 4.14% per annum as of December 31, 2017 and December 31, 2016, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2017 and 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
10. Income Taxes
The Company elected to be taxed as, and has operated in a manner that management believes will allow the Company to continue to qualify as, a REIT under the Code for federal income tax purposes. So long as the Company qualifies as a REIT, it generally will not be subject to U.S. federal corporate income tax on the net taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for the four years following the failure. Even if the Company continues to qualify for taxation as a REIT, the Company also may be subject to certain federal, state, and local taxes on its income and assets, including, (1) taxes on any undistributed income, (2) taxes related to its TRS, (3) certain state or local income taxes, (4) franchise taxes, (5) property taxes, (6) transfer taxes and (7) corporate alternative minimum tax (for tax years ending prior to January 1, 2018).
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
In December 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law and introduced significant changes to the U.S. federal income tax code. The TCJA reduced the corporate tax rate from 35% to 21%, which will lower our future corporate tax rate and related income tax expense for tax years beginning after December 31, 2017. Accordingly, the Company reflected this rate decrease in the calculation of deferred tax assets, liabilities and the valuation allowance for the year ended December 31, 2017. As a result, the Company recorded a one-time adjustment to our net deferred tax asset resulting in the recognition of $0.6 million in deferred income tax expense for the year ended December 31, 2017.
For the year ended December 31, 2017 the Company recognized income tax expense of $7.8 million, including the one-time deferred income tax expense of $0.6 million, using an estimated federal and state statutory combined rate of 37.28%.
During the year ended December 31, 2016, the Company recognized income tax expense of $5.1 million using an estimated federal and state statutory combined rate of 36.26%.

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
The provision for income taxes related to continuing operations consisted of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$(5,685)	$(3,139)	$(4,028)
State	(1,748)	(1,196)	(2,178)
Total current	$(7,433)	$(4,335)	$(6,206)
Deferred:
Federal	$(411)	$(71)	$(471)
State	11	(671)	382
Total deferred	$(400)	$(742)	$(89)
Total tax provision	$(7,833)	$(5,077)	$(6,295)
Below is a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes:

	Years Ended December 31,
	2017	2016	2015
Provision for income taxes at statutory rate	$(38,027)	$(32,024)	$(33,393)
Tax benefit related to REIT operations	31,551	28,351	27,783
Income for which no federal tax benefit was recognized	(2)	(7)	(1,930)
Valuation allowances	—	(20)	2,752
Impact of rate change on deferred tax balances	(529)	(666)	—
State tax provision, net of federal	(1,109)	(986)	(1,706)
Other	283	275	199
Total tax provision	$(7,833)	$(5,077)	$(6,295)
Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively, and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Net operating loss	$3,049	$4,501
Deferred income	1,007	1,414
Miscellaneous	108	89
Total deferred tax assets	$4,164	$6,004
Less: Valuation allowance	(3,001)	(4,442)
Net deferred tax assets	$1,163	$1,562
The Company's remaining U.S. federal net operating loss carryforwards were $11.2 million as of December 31, 2017 and 2016, and are all subject to limitation. As such, the Company has established a valuation allowance against such amounts. The Company had state net operating loss carryfowards of $25.2 million and $26.1 million as of December 31, 2017 and 2016, respectively, certain of which are subject to limitation. As such, the Company established a $23.4 million valuation allowance as of December 31, 2017 and 2016 against these amounts.
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
Based upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $3.0 million, at December 31, 2017. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
During the year ended December 31, 2017 and 2016, the Company decreased the valuation allowance associated with certain deferred tax assets by $1.4 million and increased $20 thousand, respectively. All of the decrease during the year ended December 31, 2017 was made in connection with the change in the corporate income tax rate used to measure the deferred tax assets. The $20 thousand increase for the year December 31, 2016 was generated by net operating losses.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2017. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2017. The Company has no material interest or penalties relating to income taxes recognized in the combined consolidated statements of operations and comprehensive income for the years ended December 31, 2017, 2016, and 2015 or in the consolidated balance sheets as of December 31, 2017 and 2016. As of December 31, 2017, the Company’s 2017, 2016, and 2015 tax years remain subject to examination by U.S. and various state tax jurisdictions.
11. Stockholders' Equity
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

Dividends
The Company declared dividends of $1.10 per common stock totaling $117.8 million during the year ended December 31, 2017 and $1.10 per common stock totaling $118.9 million during the year ended December 31, 2016. For income tax purposes, dividends paid per share on our common stock during the year ended December 31, 2017 were 96.2% taxable as ordinary income and 3.8% taxable as a return of capital and for the year ended December 31, 2016 were 100% taxable as ordinary income.
Non-controlling Interest of Common Units in Operating Partnership
As of December 31, 2017, the Operating Partnership had 2,149,607 long-term incentive partnership units ("LTIP Units") outstanding, representing a 2.0% partnership interest held by the limited partners. Of the 2,149,607 LTIP Units outstanding at December 31, 2017, 487,534 units had vested. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described in the Note 13. As of December 31, 2016, the Operating Partnership had 1,378,573 LTIP Units outstanding, representing a 1.3% partnership interest held by the limited partners.
The Company declared dividends of $1.10 per LTIP Unit totaling $577 thousand during the year ended December 31, 2017 and $1.10 per LTIP Unit totaling $372 thousand during the year ended December 31, 2016. As of December 31, 2017 and 2016, the Company accrued $146 thousand and $97 thousand, respectively, in dividends related to the LTIP Units.
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
For the years ended December 31, 2017 and 2016, 240,352 shares and 4,966,763 shares, respectively, had been repurchased under the Repurchase Program, at a weighted average price of $17.07 and $14.89 per share, respectively, for an aggregate purchase price of $4.1 million and $74.0 million, respectively. As of December 31, 2017, the Company had approximately $96.9 million remaining under its share repurchase authorization.
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

The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income from continuing operations	$100,816	$86,730	$89,131
Non-controlling interests in consolidated real estate entities (Note 5)	99	268	567
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(2,053)	(1,143)	(451)
Dividends, preferred shares	—	—	(12)
Dividends paid on unvested share-based compensation	(593)	(473)	(132)
Net income from continuing operations available to common stockholders	$98,269	$85,382	$89,103
Loss from discontinued operations, net of tax	—	—	(489)
Net income available to common stockholders	$98,269	$85,382	$88,614

Denominator:
Weighted average shares outstanding - Basic	106,767,108	108,012,708	111,989,686
Effect of dilutive share-based compensation	252,044	130,290	148,537
Weighted average shares outstanding - Diluted	107,019,152	108,142,998	112,138,223

Basic and diluted earnings per share:
Income from continuing operations available to common stockholders	$0.92	$0.79	$0.79
Income from discontinued operations available to common stockholders	—	—	—
Net income per share available to common stockholders - basic and diluted	$0.92	$0.79	$0.79
13. Share Based Compensation
2014 Share Unit Plan
On September 17, 2014, the board of directors of InvenTrust and the Company’s Board of Directors adopted and ratified the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "2014 Share Unit Plan"). The 2014 Share Unit Plan provided for the grant of notional "share unit" awards to eligible participants. The 2015 Incentive Award Plan, as defined below, replaced the 2014 Share Unit Plan in connection with the Company’s separation from InvenTrust, and the 2014 Share Unit Plan was terminated in connection with the implementation of the 2015 Incentive Award Plan. Awards outstanding under the 2014 Share Unit Plan at the time of its termination remained outstanding in accordance with their terms, and the terms and conditions of the 2014 Share Unit Plan will continue to govern such awards.
During 2014, InvenTrust and the Company granted share units to certain members of management, the vesting of which was conditioned upon a triggering event, such as a listing or a change in control (the "2014 Share Unit Grants"). A triggering event occurred in February 2015 upon the completion of the spin-off of the Company. As of December 31, 2017, 48,682 of the 2014 Share Unit Grants were outstanding to certain members of management that will vest in 2018 based on continued employment.
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and InvenTrust as its sole common stockholder approved, the Company's 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units (i.e. LTIP Units) in the Operating Partnership.
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
In March 2016, the Compensation Committee of the Board of Directors of the Company granted share units to certain Company employees (the "2016 Restricted Stock Units"). The 2016 Restricted Stock Units include 104,079 restricted stock units that are time-based and vest over a three-year period and 51,782 restricted stock units that are performance-based. Both the time-based and performance-based units are subject to continued employment and have a weighted average grant date fair value of $13.09 per share.
In April 2016, the Compensation Committee of the Board of Directors of the Company granted an additional 26,738 time-based 2016 Restricted Stock Units to a new executive, with a grant date fair value of $15.34, with 50% of the time-based 2016 Restricted Stock Units vesting on February 4, 2017 and the remaining 50% vesting on February 4, 2018.
In February 2017, the Compensation Committee of the Board of Directors of the Company approved the grant of share units to certain company employees (the "2017 Restricted Stock Units"). The 2017 Restricted Stock Units include 82,829 restricted stock units that are time-based and vest over a three-year period and 44,858 restricted stock units that are performance-based and may vest after a three-year performance period. Both the time-based and performance-based are subject to continued employment and have weighted average grant date fair value of $15.18 per share.
Each time-based Restricted Stock Unit will vest as follows, subject to the employee’s continued service through each applicable vesting date: 33% on the first anniversary of the vesting commencement date of the award, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
Of the performance-based Restricted Stock Units, twenty-five percent (25%) are designated as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units"), and vest based on varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the performance-based Restricted Stock Units are designated as relative TSR share units (the "Relative TSR Share Units") and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period.
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
In June 2015, pursuant to the Director Compensation Program, as amended and restated as of May 29, 2015, the Company approved the issuance of an aggregate of 23,401 fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors upon election to our Board of Directors with a weighted average grant date fair value of $22.44 per share
In March 2016, the Compensation Committee approved the issuance of 664,515 performance-based LTIP Units (the "2016 Class A LTIP Units") and 78,076 time-based LTIP Units (the "2016 Time-Based LTIP Units") of the Operating Partnership under the 2015 Incentive Award Plan that had a weighted average grant date fair value of $7.86 per unit.

In April 2016, the Compensation Committee approved the issuance of 110,179 2016 Class A LTIP Units and 12,945 2016 Time-Based LTIP Units to a new executive that had an average grant date fair value of $7.85 per unit.
In May 2016, pursuant to the Director Compensation Program, as amended and restated as of September 17, 2015, the Company approved the issuance of 33,894 fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors with a weighted average grant date fair value of $15.49.
In February 2017, the Compensation Committee approved the issuance of 715,001 performance-based LTIP Units (the "2017 Class A LTIP Units") and 86,210 time-based LTIP Units (the "2017 Time-Based LTIP Units") of the Operating Partnership under the 2015 Incentive Award Plan that had a weighted average grant date fair value of $8.97 per unit.
Each award of Time-Based LTIP units will vest as follows, subject to the executive’s continued service through each applicable vesting date: 33% on the first anniversary of the vesting commencement date of the award, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
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
The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of December 31, 2017 and 2016:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Non-vested as of December 31, 2015	342,219	84,701	498,049	924,969
Granted	—	182,599	899,609	1,082,208
Vested(2)	(98,450)	(29,148)	(95,559)	(223,157)
Expired	—	—	(42,486)	(42,486)
Forfeited	—	—	—	—
Non-vested as of December 31, 2016	243,769	238,152	1,259,613	1,741,534
Granted	—	127,687	834,566	962,253
Vested(2)	(195,087)	(93,644)	(368,574)	(657,305)
Expired	—	(7,893)	(63,532)	(71,425)
Forfeited	—	—	—	—
Non-vested as of December 31, 2017	48,682	264,302	1,662,073	1,975,057
Vested as of December 31, 2017	302,514	122,792	487,534	912,840
Weighted average fair value of non-vested shares/units	$20.25	$14.60	$8.47	$9.58

(1)	Includes Time-Based LTIP Units and Class A LTIP Units.

(2)
During the year ended December 31, 2017 and 2016, the Company redeemed 107,830 and 37,251 shares of common stock to satisfy federal and state tax withholding requirements on the vesting of Share Units and Restricted Stock Units under the 2014 Share Unit Plan and the 2015 Incentive Award Plan.

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

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
May 5, 2015
Absolute TSR Restricted Stock Units	25%	$6.57	26.83%	0.68% - 1.55%	6.02%
Relative TSR Restricted Stock Units	75%	$10.44	26.83%	0.68% - 1.55%	6.02%
Absolute TSR Class A LTIPs	25%	$6.64	26.83%	0.68% - 1.55%	6.02%
Relative TSR Class A LTIPs	75%	$10.18	26.83%	0.68% - 1.55%	6.02%
March 17, 2016 and April 25, 2016
Absolute TSR Restricted Stock Units	25%	$6.88	31.42%	0.50% - 1.14%	7.12%
Relative TSR Restricted Stock Units	75%	$8.85	31.42%	0.50% - 1.14%	7.12%
Absolute TSR Class A LTIPs	25%	$7.06	31.42%	0.50% - 1.14%	7.12%
Relative TSR Class A LTIPs	75%	$8.95	31.42%	0.50% - 1.14%	7.12%
February 23, 2017
Absolute TSR Restricted Stock Units	25%	$6.57	26.83%	0.68% - 1.55%	6.021%
Relative TSR Restricted Stock Units	75%	$10.44	26.83%	0.68% - 1.55%	6.021%
Absolute TSR Class A LTIPs	25%	$6.64	26.83%	0.68% - 1.55%	6.021%
Relative TSR Class A LTIPs	75%	$10.18	26.83%	0.68% - 1.55%	6.021%
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
For the year ended December 31, 2017 the Company recognized approximately $9.3 million of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management. In addition, during the year ended December 31, 2017 we recognized $0.6 million that was provided to the Company's Board of Directors and capitalized approximately $0.6 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of December 31, 2017, there was $9.7 million of total unrecognized compensation costs related to non-vested restricted stock units, Class A LTIP Units and Time-Based LTIP Units issued under the 2014 Share Unit Plan and the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 1.67 additional years.
For the year ended December 31, 2016, the Company recognized approximately $9.5 million of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management, which included $1.2 million of accelerated share-based compensation expense related to management transition and severance agreements incurred during the year ended December 31, 2016. In addition, during the year ended December 31, 2016 we recognized $0.5 million that was provided to the Company's Board of Directors and capitalized approximately $0.6 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.

14. Commitments and Contingencies
Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2017 and December 31, 2016, the Company had a balance of $46.6 million and $58.6 million, respectively, in reserves for such future improvements which is included in restricted cash and escrows on the consolidated balance sheets.
In September 2016, the Company commenced on the amended lease for its corporate office headquarters. The lease expires in September 2028, and requires the Company to make annual rental payments of approximately $0.4 million which escalate over the term of lease.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse affect on the financial statements of the Company.
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
Ground Leases
The Company leases the land from third parties underlying five of its hotels and has a partial ground lease for the meeting facility at one hotel. The average remaining initial lease term at December 31, 2016 was approximately 47 years, and the average remaining lease term including available renewal rights under the terms of the lease agreements was approximately 65 years.
All of the Company's ground leases are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense on a straight-line basis over the term of the lease. During the years ended December 31, 2017, 2016, and 2015, we recognized ground lease expense of $5.8 million, $5.4 million, and $5.2 million, respectively, which includes amortization of ground lease intangibles and variable rent payments, and is included in ground lease expense on the combined consolidated statements of operations and comprehensive income.
As of December 31, 2017, future minimum ground lease payments are as follows (in thousands):

2018	$3,976
2019	3,976
2020	3,976
2021	3,976
2022	3,976
Thereafter	117,501
Total	$137,381

15. Subsequent Events
In January 2018, the Company entered into a new $65 million mortgage loan collateralized by The Ritz-Carlton, Pentagon City. The loan matures in January 2025 and bears an interest rate of LIBOR plus 210 basis points. The Company used the proceeds from this loan to repay the outstanding balance on its senior unsecured credit facility and for general corporate purposes.
Also in January 2018, the Company entered into an amended and restated unsecured revolving credit facility with a syndicate of bank lenders. The amendment upsized the credit facility from $400 million to $500 million and extended the maturity an additional three years to February 2022, with two additional six-month extension options. The credit facility’s interest rate is now based on a pricing grid with a range of 150 to 225 basis points over LIBOR as determined by the Company’s leverage ratio, a reduction from the previous pricing grid which ranged from 150 to 245 basis points over LIBOR.
In February 2018, the Company elected its prepayment option per the terms of the mortgage loan collateralized by the Hotel Monaco Chicago and repaid the remaining principal balance of $18.3 million and the outstanding accrued interest.
16. Quarterly Operating Results (unaudited)
The following represents the results of operations, for each quarterly period, during the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$218,460	$244,392	$223,289	$259,136	$945,277
Net income	8,227	70,998	11,767	9,824	100,816
Net income attributable to non-controlling interests	(114)	(1,580)	(129)	(131)	(1,954)
Net income (loss) attributable to common stockholders	8,113	69,418	11,638	9,693	98,862
Net income (loss) per share available to common stockholders, basic and diluted	$0.07	$0.65	$0.11	$0.09	$0.92

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$235,035	$261,378	$233,946	$219,801	$950,160
Net income (loss) from continuing operations	(9,169)	26,141	20,431	49,327	86,730
Net income (loss) attributable to non-controlling interests	254	(373)	(189)	(567)	(875)
Net income (loss) attributable to common stockholders	(8,915)	25,768	20,242	48,760	85,855
Net income (loss) per share available to common stockholders, basic and diluted	$(0.08)	$0.24	$0.19	$0.44	$0.79

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2017

		Initial Cost (A)				Gross amount at which carried at end of period
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Andaz Napa Valley Napa, CA	$38,000	$10,150	$57,012	$—	$1,223	$10,150	$58,235	$68,385	$16,488	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	6,547	6,949	49,977	56,926	11,976	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	21,500	2,680	36,212	—	2,234	2,680	38,446	41,126	6,972	2009	9/10/2013	5 - 30 years
Bohemian Hotel Celebration, an Autograph Collection Hotel Celebration, FL	—	1,232	19,000	—	2,418	1,232	21,418	22,650	5,120	1999	2/6/2013	5 - 30 years
Bohemian Hotel Savannah, an Autograph Collection Hotel Savannah, GA	—	2,300	24,240	—	1,808	2,300	26,048	28,348	8,313	2009	8/9/2012	5 - 30 years
Canary Santa Barbara Santa Barbara, CA	—	22,361	57,822	—	1,125	22,361	58,947	81,308	6,586	2005	7/16/2015	5 - 30 years
Fairmont Dallas Dallas, TX	—	8,700	60,634	—	19,123	8,700	79,757	88,457	33,016	1968	8/1/2011	5 - 30 years
Grand Bohemian Hotel Charleston Charleston, SC	19,026	4,550	26,582	—	142	4,550	26,724	31,274	3,110	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook Birmingham, AL	25,229	2,000	42,246	—	398	2,000	42,644	44,644	4,902	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, an Autograph Collection Hotel Orlando, FL	60,000	7,739	75,510	—	3,400	7,739	78,910	86,649	20,055	2001	12/27/2012	5 - 30 years
Hilton Garden Inn Washington DC Downtown Washington, DC	—	18,800	64,359	—	10,461	18,800	74,820	93,620	32,879	2000	2/8/2008	5 - 30 years
Hotel Commonwealth Boston, MA	—	—	114,085	—	507	—	114,592	114,592	10,440	2003	1/15/2016	5 - 30 years
Hotel Monaco Chicago Chicago, IL	18,344	15,056	40,841	—	3,452	15,056	44,293	59,349	10,303	1912	11/1/2013	5 - 30 years
Hotel Monaco Denver Denver, CO	41,000	5,742	69,158	—	7,369	5,742	76,527	82,269	15,395	1917/1937	11/1/2013	5 - 30 years
Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	3,597	1,777	59,753	61,530	12,384	1924	11/1/2013	5 - 30 years
Hotel Palomar Philadelphia Philadelphia, PA	59,750	9,060	90,909	—	1,282	9,060	92,191	101,251	10,803	1929	7/28/2015	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2017

		Initial Cost (A)				Gross amount at which carried at end of period
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Hyatt Centric Key West Resort & Spa Key West, FL	$—	$40,986	$34,529	$—	$5,569	$40,986	$40,098	$81,084	$8,711	1988	11/15/2013	5 - 30 years
Hyatt Regency Grand Cypress Orlando, FL	—	17,867	183,463	—	3,305	17,867	186,768	204,635	5,168	1984	5/26/2017	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	90,000	—	100,227	—	13,974	—	114,201	114,201	26,249	1986	9/20/2013	5 - 30 years
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch Scottsdale, AZ	—	71,211	145,600	—	1,341	71,211	146,941	218,152	1,929	1987	10/3/2017	5 - 30 years
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	(31)	4,144	2,651	6,795	276	1953	11/25/2014	5 - 30 years
Loews New Orleans New Orleans, LA	37,500	3,529	70,652	—	7,287	3,529	77,939	81,468	15,197	1972	10/11/2013	5 - 30 years
Lorien Hotel & Spa Alexandria, VA	—	4,365	40,888	—	2,737	4,365	43,625	47,990	10,725	2009	10/24/2013	5 - 30 years
Marriott Charleston Town Center Charleston, WV	15,908	—	26,647	—	9,325	—	35,972	35,972	15,078	1982	2/25/2011	5 - 30 years
Marriott Chicago at Medical District/UIC Chicago, IL	—	8,831	17,911	—	8,551	8,831	26,462	35,293	12,697	1988	2/8/2008	5 - 30 years
Marriott Dallas City Center Dallas, TX	51,000	6,300	45,158	—	22,153	6,300	67,311	73,611	30,970	1980	9/30/2010	5 - 30 years
Marriott Griffin Gate Resort & Spa Lexington, KY	—	8,638	54,960	1,498	10,456	10,136	65,416	75,552	21,184	1981	3/23/2012	5 - 30 years
Marriott Napa Valley Hotel & Spa Napa Valley, CA	—	14,800	57,223	—	16,457	14,800	73,680	88,480	20,169	1979	8/26/2011	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	115,000	36,700	72,370	—	27,635	36,700	100,005	136,705	30,995	1985	3/23/2012	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	23,584	5,500	122,470	127,970	48,596	2002	11/21/2007	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	100,000	6,834	90,792	—	14,720	6,834	105,512	112,346	31,215	1983	3/23/2012	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2017

		Initial Cost (A)				Gross amount at which carried at end of period
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Renaissance Austin Hotel Austin, TX	$—	$10,656	$97,960	$—	$13,999	$10,656	$111,959	$122,615	$34,084	1986	3/23/2012	5 - 30 years
Residence Inn Boston Cambridge Cambridge, MA	62,833	10,346	72,735	—	6,817	10,346	79,552	89,898	33,163	1999	2/8/2008	5 - 30 years
Residence Inn Denver City Center Denver, CO	—	5,291	74,638	—	4,289	5,291	78,927	84,218	15,730	2006	4/17/2013	5 - 30 years
Ritz-Carlton Pentagon City Arlington, Virginia	—	—	103,568	—	43	—	103,611	103,611	1,296	1990	10/4/2017	5 - 30 years
RiverPlace Hotel Portland, OR	—	18,322	46,664	—	2,408	18,322	49,072	67,394	5,981	1985	7/16/2015	5 - 30 years
Royal Palms Resort and Spa Scottsdale, AZ	—	33,912	50,205	—	754	33,912	50,959	84,871	741	1929	10/3/2017	5 - 30 years
Westin Galleria Houston Houston, TX	60,000	7,842	112,850	—	30,912	7,842	143,762	151,604	26,911	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	50,000	4,262	96,090	—	12,110	4,262	108,200	112,462	22,643	1971	8/22/2013	5 - 30 years
Totals	$865,090	$439,432	$2,574,894	$1,498	$303,481	$440,930	$2,878,375	$3,319,305	$628,450
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2017 for federal income tax purposes was approximately $3,567 million (unaudited).

(C)
Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges are recorded as a reduction in the basis.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2017

(D)	Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2017	2016	2015
Balance at January 1	$3,063,564	$3,221,989	$3,048,960
Acquisitions	605,826	114,085	245,138
Capital improvements	84,290	57,919	50,640
Reclasses of properties under development	—	—	75,378
Disposals and write-offs	(258,150)	(330,429)	(141,265)
Properties classified as held for sale	(176,225)	—	(56,862)
Balance at December 31	$3,319,305	$3,063,564	$3,221,989

(E)	Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2017	2016	2015
Balance at January 1	$619,975	$580,285	$505,986
Depreciation expense, continuing operations	139,726	143,212	142,530
Depreciation expense, properties classified as held for sale	8,808	—	1,893
Accumulated depreciation, properties classified as held for sale	(32,975)	—	(22,353)
Disposals and write-offs	(107,084)	(103,522)	(47,771)
Balance at December 31	$628,450	$619,975	$580,285

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	15 years