Form 10-Q
period 2018-03-31
Xenia Hotels & Resorts, Inc.
filed 2018-05-03
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2018, there were 106,839,289 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2018 and December 31, 2017
(Dollar amounts in thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Investment properties:
Land	$440,930	$440,930
Buildings and other improvements	2,909,166	2,878,375
Total	$3,350,096	$3,319,305
Less: accumulated depreciation	(666,116)	(628,450)
Net investment properties	$2,683,980	$2,690,855
Cash and cash equivalents	255,513	71,884
Restricted cash and escrows	62,320	58,520
Accounts and rents receivable, net of allowance for doubtful accounts	49,483	35,865
Intangible assets, net of accumulated amortization of $4,212 and $3,286, respectively	67,076	68,000
Other assets	49,155	37,512
Assets held for sale	—	152,672
Total assets (including $69,284 and $70,269, respectively, related to consolidated variable interest entities - Note 5)	$3,167,527	$3,115,308
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 6)	$1,328,086	$1,322,593
Accounts payable and accrued expenses	79,820	77,005
Distributions payable	29,906	29,930
Other liabilities	47,278	40,694
Total liabilities (including $46,050 and $46,637, respectively, related to consolidated variable interest entities - Note 5)	$1,485,090	$1,470,222
Commitments and contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 106,839,289 and 106,735,336 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	$1,069	$1,068
Additional paid in capital	1,923,768	1,924,124
Accumulated other comprehensive income	19,203	10,677
Accumulated distributions in excess of net earnings	(294,766)	(320,964)
Total Company stockholders' equity	$1,649,274	$1,614,905
Non-controlling interests	33,163	30,181
Total equity	$1,682,437	$1,645,086
Total liabilities and equity	$3,167,527	$3,115,308
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2018 and 2017
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rooms revenues	$162,582	$144,451
Food and beverage revenues	86,415	61,825
Other revenues	15,501	12,184
Total revenues	$264,498	$218,460
Expenses:
Rooms expenses	39,044	33,630
Food and beverage expenses	52,975	39,184
Other direct expenses	4,474	3,007
Other indirect expenses	63,326	53,272
Management and franchise fees	11,560	11,378
Total hotel operating expenses	$171,379	$140,471
Depreciation and amortization	38,801	36,478
Real estate taxes, personal property taxes and insurance	11,859	11,360
Ground lease expense	1,565	1,376
General and administrative expenses	8,060	8,384
Total expenses	$231,664	$198,069
Operating income	$32,834	$20,391
Gain on sale of investment properties	42,284	—
Other income	387	152
Interest expense	(13,717)	(10,150)
Loss on extinguishment of debt	(81)	—
Net income before income taxes	$61,707	$10,393
Income tax expense	(4,664)	(2,166)
Net income	$57,043	$8,227
Non-controlling interests in consolidated real estate entities (Note 5)	179	72
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(1,566)	(186)
Net income attributable to non-controlling interests	$(1,387)	$(114)
Net income attributable to common stockholders	$55,656	$8,113

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three Months Ended March 31, 2018 and 2017
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Basic and diluted earnings per share
Net income per share available to common stockholders - basic and diluted	$0.52	$0.07
Weighted average number of common shares (basic)	106,792,350	106,844,272
Weighted average number of common shares (diluted)	107,010,343	107,061,056

Comprehensive Income:
Net income	$57,043	$8,227
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	8,816	1,143
Reclassification adjustment for amounts recognized in net income (interest expense)	(54)	812
	$65,805	$10,182
Comprehensive (income) loss attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 5)	179	72
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(1,802)	(225)
Comprehensive income attributable to non-controlling interests	$(1,623)	$(153)
Comprehensive income attributable to the Company	$64,182	$10,029
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at December 31, 2017	106,735,336	$1,068	$1,924,124	$10,677	$(320,964)	$17,781	$12,400	$30,181	$1,645,086
Net income	—	—	—	—	55,656	1,566	(179)	1,387	57,043
Dividends, common shares / units ($0.275)	—	—	—	—	(29,458)	(255)	—	(255)	(29,713)
Share-based compensation	153,779	2	664	—	—	1,535	—	1,535	2,201
Shares redeemed to satisfy tax withholding on vested share-based compensation	(49,826)	(1)	(1,020)	—	—	—	—	—	(1,021)
Contributions from non-controlling interests	—	—	—	—	—	—	79	79	79
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	8,578	—	238	—	238	8,816
Reclassification adjustment for amounts recognized in net income	—	—	—	(52)	—	(2)	—	(2)	(54)
Balance at March 31, 2018	106,839,289	$1,069	$1,923,768	$19,203	$(294,766)	$20,863	$12,300	$33,163	$1,682,437
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$57,043	$8,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,965	36,280
Amortization of above and below market leases and other lease intangibles	876	354
Amortization of debt premiums, discounts, and financing costs	721	719
Loss on extinguishment of debt	81	—
Gain on sale of investment property	(42,284)	—
Share-based compensation expense	2,070	2,230
Changes in assets and liabilities:
Accounts and rents receivable	(15,617)	(8,870)
Other assets	(1,312)	(1,610)
Accounts payable and accrued expenses	1,997	(5,054)
Other liabilities	1,221	1,939
Net cash provided by operating activities	$42,761	$34,215
Cash flows from investing activities:
Capital expenditures and tenant improvements	(23,875)	(13,214)
Proceeds from sale of investment properties	196,920	—
Net cash provided by (used in) investing activities	$173,045	$(13,214)
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	65,000	—
Payoffs of mortgage debt	(18,344)	—
Principal payments of mortgage debt	(693)	(642)
Payment of loan fees and deposits	(3,661)	(2,415)
Payments on revolving line of credit	(40,000)	—
Contributions from non-controlling interests	79	—
Repurchase of common shares	—	(1,787)
Shares redeemed to satisfy tax withholding on vested share based compensation	(1,021)	(1,760)
Dividends	(29,737)	(29,854)
Net cash used in financing activities	$(28,377)	$(36,458)
Net increase (decrease) in cash and cash equivalents and restricted cash	187,429	(15,457)
Cash and cash equivalents and restricted cash, at beginning of period	130,404	287,027
Cash and cash equivalents and restricted cash, at end of period	$317,833	$271,570

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 2018 and 2017
(unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the statements of cash flows:

Cash and cash equivalents	$255,513	$202,370
Restricted cash	62,320	69,200
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$317,833	$271,570

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$2,920	$655
Cash paid for interest	13,390	9,480

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$7,056	$2,468
Change in fair value of designated interest rate swaps	8,762	1,955
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2018

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of March 31, 2018, the Company collectively owned 97.3% of the common limited partnership units issued by the Operating Partnership ("Common Units"). The remaining 2.7% of the Common Units are owned by the other limited partners. To qualify as a real estate investment trust ("REIT"), the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, Inc. and its subsidiaries (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels.
As of March 31, 2018, the Company owned 38 lodging properties, 36 of which were wholly owned. The remaining two hotels are owned through individual investments in real estate entities, in which the Company has a 75% ownership interest in each investment.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2018. Operating results for the three months ended March 31, 2018 are not necessarily indicative of actual operating results for the entire year.
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
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2018.
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
Risks and Uncertainties
For the three months ended March 31, 2018, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that each exceeded 10% of total revenues for the period. For the three months ended March 31, 2017, the Company had a geographical concentration of revenues generated from hotels in Houston, Texas that exceeded 10% of total revenues for the period.

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
Reclassifications
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2018.
Consolidation
The Company evaluates its investments in partially owned entities to determine whether any such entities may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the entity has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or the entity is not a VIE and over which the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant as the Company does not anticipate the financial institutions’ non-performance.
Restricted Cash and Escrows
Restricted cash primarily relates to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance escrows, and capital spending reserves.
Disposition of Real Estate
In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance aims at better clarifying the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company adopted ASU 2017-05 on January 1, 2018 using the modified retrospective approach. Upon adoption of ASU 2017-05, there was no change in income from continuing operations, net income nor any financial statement line item during the three months ended March 31, 2018 or 2017. Therefore, there was no cumulative effect adjustment recorded to retained earnings on the adoption date.
The Company accounts for dispositions of real estate in accordance with Subtopic 610-20 for the transactions between the Company and unrelated third parties that are not considered a customer in the ordinary course of business. Typically, the real estate assets disposed of do not represent the transfer of a business or contain a material amount of financial assets, if any. The real estate assets promised in a sales contract are typically nonfinancial assets (i.e. land or a leasehold interest in land, building, furniture, fixtures and equipment) or in substance nonfinancial assets. The Company recognizes a gain in full when the real estate is sold, provided (a) there is a valid contract and (b) transfer or control has occurred.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 (or Topic 842), Leases, which replaces Topic 840, Leases, and requires most leases, in which we are the lessee, to be recorded on the Company's balance sheet as either operating or financing leases with a right of use asset and a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement on a straight-line basis as lease expense and financing leases will be accounted for similar to the accounting for amortizing debt. Leases with terms of less than 12 months will continue to be accounted for as they are under the current standard. The new standard is effective for the Company on January 1, 2019. The Company is currently working with its third-party hotel managers to determine the completeness of its lease population and to evaluate hotel level leases in accordance with ASU 2016-02. The Company continues to analyze its existing ground and corporate lease obligations, including the determination of discount rates to present value the lease obligation, and the overall impact the standard will have on its consolidated financial statements and related disclosures. The Company anticipates adopting the standard on January 1, 2019 using the modified retrospective method.
In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. This guidance permits an entity to elect an optional transition practical expedient to not evaluate under land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient would apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. The Company plans to adopt the practical expedient upon adoption of ASU 2016-02.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The Company adopted ASU 2017-01 on January 1, 2018 on a prospective basis. The Company anticipates that most future acquisitions will be accounted for as asset acquisitions rather than business combinations. As such, asset acquisitions will require the Company to capitalize future acquisition costs as part of the purchase price allocation, rather than expensing these costs as we have historically when transactions were accounted for as business combinations.
Also in January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance is intended to simplify the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test under the current guidance, which requires a hypothetical purchase price allocation. A goodwill impairment under ASU 2017-04 will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for the Company on January 1, 2020; however, early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance is intended to clarify when certain changes to terms or conditions of share-based payment awards must be accounted for as modifications but does not change the accounting for modifications. The new standard is to be applied prospectively to awards modified on or after the adoption date. The Company adopted ASU 2017-09 on January 1, 2018. The adoption of ASU 2017-09 did not have any impact on the Company's consolidated financial statements or related disclosures.

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
3. Revenue
Adoption of new accounting guidance
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU 2014-09, and all of the following ASU clarifications on January 1, 2018 using the modified retrospective approach:

•	ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

•	ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing

•	ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients

•	ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers
Upon adoption of ASU 2014-09 and related ASU clarifications, there was no change on income from continuing operations, net income, or any financial statement line item and there was no cumulative effect adjustment recorded to accumulated distributions in excess of net earnings on the adoption date. The Company concluded upon adoption of ASU 2014-09, the disposition of real estate assets, including hotels, qualify as a sale of a nonfinancial asset and should be recognized under the guidance in ASU 2017-05.
Revenue from Contracts with Customers
Revenue consists of amounts derived from hotel operations, including the sale of rooms, food and beverage, and other ancillary revenue generated by hotel amenities including parking, spa, resort fees and other services.
Revenues are generated from various distribution channels including but not limited to direct bookings, travel agents, online, and wholesale. Room transaction prices are based on an individual hotel's location, room type and the bundle of services included in the reservation and are set by the hotel daily. Any discounts, including advanced purchase, loyalty point redemptions or promotions are recognized at the discounted rate whereas rebates and incentives are recorded as a reduction in room revenue when earned. Revenues from online channels are generally recognized net of commission fees, unless the end price paid by the guest is known. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the guest. Cash received from a guest prior to check-in is recorded as an advanced deposit and is generally recognized as room revenue at the time the room reservation has become non-cancellable, upon occupancy or upon expiration of the re-booking date. Advanced deposits are included in other liabilities on the consolidated balance sheet. Payment of any remaining balance is typically due from the guest upon check-out. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues).
Food and beverage transaction prices are based on the stated price for the specific food or beverage and varies depending on type, venue and hotel location. Service charges are typically a percentage of food and beverage charges and meeting space rental. Food and beverage revenue is recognized at the point in time in which the goods and/or services are rendered to the guest. Cash received in advance of a banquet or catering event is recorded as either a security or advanced deposit. Security and advanced deposits are recognized as revenue when it becomes non-cancellable or at the time the food and beverage goods and services are rendered to the guest. Payment for the remaining balance of food and beverage goods and services is due upon delivery and completion of such goods and services.
Parking and audio visual fees are recognized at the time services are provided to the guest. In parking and audio visual contracts in which we have control over the services provided, we are considered the principal in the agreement and recognize the related revenues gross of associated costs. If we do not have control over the services in the contract, we are considered the agent and record the related revenues net of associated costs.
Resort fees, spa and other ancillary amenity revenues are recognized at the point in time the goods or services have been rendered to the guest at the stated price for the service or amenity.
Rental income is generated from space lease agreements from retail tenants in our hotels. Rental income is recognized on a straight-line basis over the term of the underlying lease. Percentage rent is recognized at the point in time in which the underlying thresholds are achieved and percentage rent is earned.
Our revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three months ended March 31, 2018 and 2017:

Primary Markets	Three Months Ended March 31, 2018
Orlando, FL	$36,384
Phoenix, AZ	31,139
Houston, TX	25,788
Dallas, TX	18,226
San Francisco/San Mateo, CA	17,877
Washington, DC-MD-VA	15,713
San Jose/Santa Cruz, CA	15,365
Atlanta, GA	11,673
Austin, TX	9,725
California North	8,389
Other	74,219
Total	$264,498

Primary Markets	Three Months Ended March 31, 2017
Houston, TX	$27,411
Dallas, TX	19,435
San Francisco/San Mateo, CA	17,068
San Jose-Santa Cruz, CA	13,550
Atlanta, GA	10,979
Orlando, FL	10,490
Oahu Island, HI	10,047
Austin, TX	9,981
California North	9,031
Washington, DC-MD-VA	9,028
Other	81,440
Total	$218,460

4. Disposed Properties
In December 2017, the Company entered into an agreement to sell the Aston Waikiki Beach Hotel located in Honolulu, HI for $200 million, excluding closing costs. The sale closed in March 2018. The following represents the disposition details for the hotel sold during the three months ended March 31, 2018 (in thousands):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds		Gain on Sale
Aston Waikiki Beach Hotel	03/2018	645	$200,000	$196,920	(1)	$42,421

(1)	As of March 31, 2018, $5.0 million of the sales proceeds related to escrows was held back at closing. This receipt of the holdback escrow is anticipated to be received in September 2018.
5. Investment in Real Estate Entities
The Company has a 75% interest in two investments in real estate entities that own and operate the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook. These entities are considered VIE's because the entities did not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it has the power to direct the activities of the VIE's that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially be significant to the VIE, or the right to receive benefits from the VIE's that could potentially be significant to the VIE. As such, the Company has a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	March 31, 2018	December 31, 2017
Net investment properties	$66,875	$67,687
Other assets	2,409	2,582
Total assets	$69,284	$70,269
Mortgages payable	(43,777)	(44,074)
Other liabilities	(2,273)	(2,563)
Total liabilities	$(46,050)	$(46,637)
Net assets	$23,234	$23,632

6. Debt
Mortgages Payable
Debt as of March 31, 2018 and December 31, 2017 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	March 31, 2018	December 31, 2017
Mortgage Loans
Andaz Savannah	Variable	3.88%		1/14/2019	$21,500	$21,500
Hotel Monaco Denver	Fixed(2)	2.98%		1/17/2019	41,000	41,000
Hotel Monaco Chicago	Variable	3.82%		1/17/2019	—	18,344
Loews New Orleans Hotel	Variable	4.23%		2/22/2019	37,500	37,500
Andaz Napa	Fixed(2)	2.99%		3/21/2019	38,000	38,000
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	4.38%		5/1/2019	110,000	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	15,778	15,908
Grand Bohemian Hotel Charleston (VIE)	Variable	4.38%		11/10/2020	18,878	19,026
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	4.38%		12/27/2020	25,066	25,229
Marriott Dallas City Center	Fixed(2)	4.05%		1/3/2022	51,000	51,000
Hyatt Regency Santa Clara	Fixed(2)	3.81%		1/3/2022	90,000	90,000
Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023	59,750	59,750
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	3.98%		8/14/2024	100,000	100,000
The Ritz-Carlton, Pentagon City	Variable	3.98%		1/31/2025	65,000	—
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	62,581	62,833
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	60,000	60,000
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000	115,000
Total Mortgage Loans		4.12%	(3)		$911,053	$865,090
Mortgage Loan Discounts, net(4)	—	—		—	(239)	(255)
Unamortized Deferred Financing Costs, net	—	—		—	(7,728)	(7,242)
Senior Unsecured Credit Facility	Variable	3.38%		2/28/2022	—	40,000
Unsecured Term Loan $175M	Fixed(5)	2.79%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M	Fixed(5)	3.28%		10/22/2022	125,000	125,000
Unsecured Term Loan $125M	Fixed(5)	3.72%		9/13/2024	125,000	125,000
Total Debt, net of loan discounts and unamortized deferred financing costs		3.83%	(3)		$1,328,086	$1,322,593

(1)	Variable index is one-month LIBOR as of March 31, 2018.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans through maturity.

(3)	Represents the weighted average interest rate as of March 31, 2018.

(4)	Loan discounts recognized upon loan modifications, net of the accumulated amortization.

(5)	LIBOR has been fixed for a portion of or the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.
In connection with repaying a mortgage loan during the three months ended March 31, 2018, the Company recognized a loss on extinguishment of debt of $81 thousand, which represented the write off of unamortized deferred financing costs.
Debt outstanding as of March 31, 2018 and December 31, 2017 was $1,336 million and $1,330 million and had a weighted average interest rate of 3.83% and 3.73% per annum, respectively. The remaining unamortized mortgage discounts as of March 31, 2018 and December 31, 2017 were $0.2 million and $0.3 million, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2018	Weighted average interest rate
2018	$3,417	4.32%
2019	252,648	3.88%
2020	61,336	4.26%
2021	180,135	2.84%
2022	271,485	3.62%
Thereafter	567,032	4.17%
Total Debt	$1,336,053	3.83%
Total Loan Discounts, net	(239)	—
Unamortized Deferred Financing Costs, net	(7,728)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,328,086	3.83%
Of the total outstanding debt at March 31, 2018, none of the mortgage loans were recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the payment of an extension fee. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of March 31, 2018, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
As of March 31, 2018, there was no outstanding balance on the senior unsecured facility. During the three months ended March 31, 2018, the Company incurred unused commitment fees of approximately $0.4 million and interest expense of $34 thousand. During the three months ended March 31, 2017, the Company incurred unused commitment fees of approximately $0.3 million and no interest expense.
7. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy. For derivative instruments designated as cash flow hedges, unrealized gains and losses on the effective portion are reported in accumulated other comprehensive income, a component of stockholders’ equity. Unrealized gains and losses on the ineffective portion of all designated hedges are recognized in earnings in the current period. As of March 31, 2018, all derivative instruments were designated as cash flow hedges.
As of March 31, 2018 and December 31, 2017, the aggregate fair value of interest rate swap assets of $19.6 million and $10.8 million, respectively, was included in other assets in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2018 and 2017, the Company had an unrealized gain of $8.8 million and $1.1 million, respectively, that is included in the condensed consolidated statements of operations and comprehensive income.

The following table summarizes the terms of the derivative financial instruments held by the Company as of March 31, 2018 and December 31, 2017, respectively (in thousands)(1):

						Notional Amounts		Estimated Fair Value
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$50,000	$1,592	$1,134
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	65,000	2,093	1,497
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	60,000	1,926	1,379
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	50,000	50,000	1,523	675
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	25,000	757	334
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	25,000	748	325
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	25,000	751	330
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	59,750	60,000	2,593	1,630
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	41,000	41,000	393	386
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 2.10%	9/1/2016	3/21/2019	38,000	38,000	456	428
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	51,000	1,296	588
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	45,000	1,117	521
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	45,000	1,147	493
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	40,000	1,032	362
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	40,000	1,025	358
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	25,000	25,000	637	218
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	20,000	20,000	515	180
						$704,750	$705,000	$19,601	$10,838

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge ineffectiveness testing during the three months ended March 31, 2018 and 2017.
For the three months ended March 31, 2018 and 2017, the Company reclassified $0.1 million from accumulated other comprehensive income as a reduction to interest expense and reclassified $0.8 million from accumulated other comprehensive income to interest expense, respectively. The Company expects approximately $3.9 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which are netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	March 31, 2018	December 31, 2017
Location / Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Other assets
Interest rate swap assets	$19,601	$10,838
Total	$19,601	$10,838
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

Non-Recurring Measurements
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt, net of discounts	$1,335,814	$1,341,403	$1,289,835	$1,303,550
Unsecured credit facility	—	—	40,000	40,101
Total	$1,335,814	$1,341,403	$1,329,835	$1,343,651
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.39% and 3.93% per annum as of March 31, 2018 and December 31, 2017, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Income Taxes
The Company estimated the TRS income tax benefit for the three months ended March 31, 2018 using an estimated federal and state statutory combined rate of 28.11% and recognized income tax expense of $4.7 million.
The Company estimated the TRS income tax benefit for the three months ended March 31, 2017 using an estimated federal and state statutory combined rate of 42.38% and recognized income tax expense of $2.2 million.
10. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an "At the Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2018. As of March 31, 2018, the Company had $200 million available for sale under the ATM Agreement.
In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $100 million of the Company’s outstanding Common Stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding Common Stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.
No shares were purchased as part of the Repurchase Program for the three months ended March 31, 2018. For the three months ended March 31, 2017, 107,509 shares were repurchased under the Repurchase Program, at a weighted average price of $16.62 per share for an aggregate purchase price of $1.8 million. As of March 31, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.
Distributions
The Company declared the following dividends during the three months ended March 31, 2018:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2018	March 30, 2018	April 13, 2018

Non-Controlling Interest of Common Units in Operating Partnership
As of March 31, 2018, the Operating Partnership had 2,959,972 long-term incentive partnership units (“LTIP Units”) outstanding, representing a 2.7% partnership interest held by the limited partners. Of the 2,959,972 LTIP units outstanding at March 31, 2018, 571,200 units had vested. Only vested LTIP Units may be converted to Common Units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
As of March 31, 2018, the Company had accrued $255 thousand in dividends related to the LTIP Units, which were paid in April 2018.
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
The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to common stockholders	$55,656	$8,113
Dividends paid on unvested share-based compensation	(152)	(140)
Undistributed earnings attributable to unvested share based compensation	(37)	—
Net income available to common stockholders	$55,467	$7,973

Denominator:
Weighted average shares outstanding - Basic	106,792,350	106,844,272
Effect of dilutive share-based compensation	217,993	216,784
Weighted average shares outstanding - Diluted	107,010,343	107,061,056

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.52	$0.07
12. Share Based Compensation
Restricted Stock Units
In February 2018, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company approved the grant of share units to certain company employees (the "2018 Restricted Stock Units"). The 2018 Restricted Stock Units include 79,812 restricted stock units that are time-based and vest over a three-year period and 45,464 restricted stock units that are performance-based and may vest after a three-year performance period. Both the time-based and performance-based are subject to continued employment and have weighted average grant date fair value of $15.92 per share.
Each time-based 2018 Restricted Stock Unit will vest as follows, subject to the employee’s continued service through each applicable vesting date: 33% on February 4, 2019, which is the first anniversary of the vesting commencement date of the award (February 4, 2018), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
Of the performance-based 2018 Restricted Stock Units, twenty-five percent (25%) are designated as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units"), and vest based on varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the performance-based 2018 Restricted Stock Units are designated as relative TSR share units (the "Relative TSR Share Units") and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period.
LTIP Unit Grants
In February 2018, the Compensation Committee approved the issuance of 725,860 performance-based LTIP Units (the "2018 Class A LTIP Units") and 84,505 time-based LTIP Units (the "2018 Time-Based LTIP Units") of the Operating Partnership under the 2015 Incentive Award Plan that had a weighted average grant date fair value of $8.79 per unit.
Each award of 2018 Time-Based LTIP Units will vest as follows, subject to the executive’s continued service through each applicable vesting date: 33% on February 4, 2019, which is the first anniversary of the vesting commencement date of the award (February 4, 2018), 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
A portion of each award of 2018 Class A LTIP Units is designated as a number of “base units.” Twenty-five percent (25%) of the base units are designated as absolute TSR base units, and vest based on varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period.
LTIP Units (other than Class A LTIP Units that have not vested), whether vested or not, receive the same quarterly per-unit distributions as Common Units, which equal the per-share distributions on the Common Stock of the Company. Class A LTIP Units that have not vested receive a quarterly per-unit distribution equal to 10% of the distribution paid on Common Units.
The following is a summary of the non-vested incentive awards under the 2014 Share Unit Plan and the 2015 Incentive Award Plan as of March 31, 2018:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Non-vested as of December 31, 2017	48,682	264,302	1,662,073	1,975,057
Granted	—	125,276	810,365	935,641
Vested(2)	(48,682)	(105,113)	(83,666)	(237,461)
Expired	—	(2,541)	—	(2,541)
Forfeited	—	—	—	—
Non-vested as of March 31, 2018	—	281,924	2,388,772	2,670,696
Vested as of March 31, 2018	351,196	227,905	571,200	1,150,301
Weighted average fair value of non-vested shares/units	—	$14.35	$8.23	$8.88

(1)	Includes time-based and performance-based units.

(2)
During the three months ended March 31, 2018, the Company redeemed 49,826 shares of common stock to satisfy minimum federal and state tax withholding requirements on the vesting of Share Units and Restricted Stock Units under the 2014 Share Unit Plan and the 2015 Incentive Award Plan.

The fair value of the time-based Restricted Stock Units and Time-Based LTIP Units are determined based on the closing price of the Company’s Common Stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair values of performance awards for the 2018 Restricted Stock Units and the 2018 Class A LTIP Units were determined based on a Monte Carlo simulation method with the following assumptions, and compensation expense is recognized on a straight-line basis over the performance period:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component (in dollars)	Volatility	Interest Rate	Dividend Yield
February 20, 2018
Absolute TSR Restricted Stock Units	25%	$6.54	24.52%	1.82% - 2.47%	5.553%
Relative TSR Restricted Stock Units	75%	$10.44	24.52%	1.82% - 2.47%	5.553%
Absolute TSR Class A LTIPs	25%	$6.60	24.52%	1.82% - 2.47%	5.553%
Relative TSR Class A LTIPs	75%	$10.13	24.52%	1.82% - 2.47%	5.553%
The absolute and relative stockholder returns are market conditions as defined by Accounting Standard Codification ("ASC") 718, Compensation - Stock Compensation. Market conditions include provisions wherein the vesting condition is met through the achievement of a specific value of the Company’s Common Stock, which is total stockholder return in this case. Market conditions differ from other performance awards under ASC 718 in that the probability of attaining the condition (and thus vesting in the shares) is reflected in the initial grant date fair value of the award. Accordingly, it is not appropriate to reconsider the probability of vesting in the award subsequent to the initial measurement of the award, nor is it appropriate to reverse any of the expense if the condition is not met.
Therefore, once the expense for these awards is measured, the expense must be recognized over the service period regardless of whether the target is met, or at what level the target is met. Expense may only be reversed if the holder of the instrument forfeits the award by leaving the employment of the Company prior to vesting.
For the three months ended March 31, 2018 the Company recognized approximately $2.1 million of share-based compensation expense (net of forfeitures) related to Share units, Restricted Stock Units, and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three months ended March 31, 2018 we capitalized approximately $130 thousand related to Restricted Stock Units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of March 31, 2018, there was $16.6 million of total unrecognized compensation costs related to non-vested restricted stock units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 2.17 additional years.
For the three months ended March 31, 2017, the Company recognized approximately $2.2 million of share-based compensation expense (net of forfeitures) related to Share Units, Restricted Stock Units, and LTIP Units provided to certain of its executive officers and other members of management, and capitalized approximately $154 thousand related to Restricted Stock Units provided to certain members of management that oversee development and capital projects on behalf of the Company.
13. Commitments and Contingencies
Certain leases and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2018 and December 31, 2017, the Company had a balance of $44.5 million and $46.6 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

14. Subsequent Events
Subsequent to quarter end, the Company repaid the remaining balance of the $21.5 million mortgage loan collateralized by Andaz Savannah and the $41.0 million mortgage loan collateralized by Hotel Monaco Denver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, as may be updated elsewhere in this report; and other Quarterly Reports on Form 10-Q that we have filed or will file with the SEC; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply and demand for hotel rooms; changes in the competitive environment in lodging industry and the markets where we own hotels; events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters; our reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions of additional hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters or terrorism; changes in distribution channels, such as through internet travel intermediaries; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (a “REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"), but excluding hotels referred to as "lifestyle" hotels. A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. As of March 31, 2018, we owned 38 hotels, 36 of which are wholly owned, comprising 10,852 rooms, across 17 states and the District of Columbia, and had a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities. Our hotels are operated and/or licensed by industry leaders such as Marriott ®, Kimpton ®, Hyatt ®, Fairmont ®, Hilton ®, and Loews ®, as well as leading independent management companies.
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
Our Revenues and Expenses
Our revenue is primarily derived from hotel operations, including room revenue, food and beverage revenue and other operating department revenue, which consists of parking, other guest services and tenant leases among other items.
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
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as Revenue Per Available Room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("occupancy"); earnings before interest, income taxes, depreciation and amortization for real estate ("EBITDAre") and Adjusted EBITDAre ("Adjusted EBITDAre"); and funds from operations ("FFO") and Adjusted FFO ("Adjusted FFO"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBTIDAre, Adjusted EBITDAre, FFO and Adjusted FFO and why management believes these financial measures are useful to investors.

Results of Operations
Overview
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP growth, which grew approximately 2.3% during the first quarter of 2018 according to the U.S. Department of Commerce, compared to approximately 1.0% growth in the first quarter of 2017. This was driven by nonresidential fixed investment, consumer spending on goods and services, exports, private inventory investment, and federal, state and local government spending coupled with a stable unemployment rate below 5%. In addition to these favorable macroeconomic factors, demand growth in the U.S. lodging industry was 3% during the first quarter of 2018, which outpaced supply growth of 2%. These factors combined led to an increase in industry RevPAR of 3.5% for the first quarter of 2018 compared to 2017, which was primarily driven by ADR growth of 2.5% and an increase in occupancy of 0.9%, per industry reports.
Our total portfolio RevPAR, which includes the results of hotels that were sold or acquired during the respective periods presented, increased 7.9% to $158.81 for the quarter ended March 31, 2018 compared to $147.14 for the three months ended March 31, 2017. The increase in our total portfolio RevPAR compared to prior year was driven by changes in our portfolio composition. Between April and October 2017, we acquired four premium full service hotels and completed the disposition of seven hotels, most of which were select service upscale hotels. Then in March 2018, we sold the 645-room Aston Waikiki Beach Hotel.
Also during the first quarter of 2018, 11 of our hotels were undergoing renovation projects, which included guest room renovations at seven hotels representing nearly 15% of our total guest room count. The other renovation projects included improvements to the lobby and lobby bar at one hotel, the addition of a concierge lounge and fitness center at another hotel, and the reconcepting of restaurants at two hotels.
In addition to disruption in revenues from portfolio renovations, the first quarter of 2018 was a tough comparison in certain markets to the first quarter of 2017, which had the Super Bowl LI in Houston, the Presidential Inauguration and Women's March in Washington D.C., as well as the impact of the timing shift of the Easter holiday. These factors were offset by contributions from the four acquisitions since May 2017, which led to a change in our portfolio seasonality, as these hotels generally have their highest demand during the first quarter.
Net income increased $48.8 million for the three months ended March 31, 2018 compared to 2017, primarily due to the $42.3 million gain on sale from the disposition of Aston Waikiki Beach Hotel in March 2018 and additional operating income of $17.7 million contributed from the four acquisitions since May 2017 offset by the eight dispositions since April 2017. These increases in net income were also offset by a reduction in operating income from comparable hotels of $5.1 million, a $3.6 million increase in interest expense and a $2.5 million increase in income tax expense compared to the first quarter of 2017.
Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2018 increased 24.7% compared to 2017, and Adjusted FFO attributable to common stock and unit holders increased 18.0% for the three months ended March 31, 2018 compared to 2017. These increases were primarily attributed to the changes in our portfolio composition during 2017 and the timing of such transactions. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Variance
Number of properties at January 1	39	42	(3)
Properties disposed	(1)	—	(1)
Number of properties at March 31	38	42	(4)
Number of rooms at January 1	11,533	10,911	622
Rooms in properties disposed or combined during property improvements(1)	(681)	(9)	(672)
Number of rooms at March 31	10,852	10,902	(50)

Portfolio Statistics:
Occupancy (2)	74.8%	73.5%	130 bps
ADR (2)	$212.35	$200.25	6.0%
RevPAR (2)	$158.81	$147.14	7.9%

(1)
During the three months ended March 31, 2018, we disposed of the 645-room Aston Waikiki Beach Hotel. At the Hyatt Regency Grand Cypress we converted 72 guestrooms into 36 newly created suites, which resulted in a reduction in our total room count. During the three months ended March 31, 2017, the guestroom renovation at the Westin Galleria Houston included the conversion of 18 guestrooms into nine suites, resulting in a reduction in our total room count.

(2)	For the hotel disposed of during the period, operating results and statistics are only included through the date of disposition.
Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)	Variance
Revenues:
Room revenues	$162,582	$144,451	$18,131	12.6%
Food and beverage revenues	86,415	61,825	24,590	39.8%
Other revenues	15,501	12,184	3,317	27.2%
Total revenues	$264,498	$218,460	$46,038	21.1%
Room revenues
Room revenues increased by $18.1 million, or 12.6%, to $162.6 million for the three months ended March 31, 2018 from $144.5 million for the three months ended March 31, 2017. Between April and October 2017, we acquired four premium full service hotels and completed the disposition of seven hotels, most of which were select service upscale hotels. Then in March 2018, we sold the 645-room Aston Waikiki Beach Hotel. These transactions, and the timing of such transactions, led to a change in our portfolio composition. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$35.1 million increase contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City; and

•	$11.6 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, rooms revenues decreased $5.4 million, or 4.3%, for the remainder of our comparable portfolio. This decrease was attributed to 11 of our hotels undergoing renovation projects during the first quarter of 2018, which included guest room renovations at seven hotels representing nearly 15% of our total guest room count, compared to three hotels under renovation in the first quarter of 2017. The disruption in room revenue was coupled with a tough comparison in certain markets to the first quarter of 2017, which had the Super Bowl LI in Houston, the Presidential Inauguration and Women's March in Washington D.C., as well as the impact of the timing shift of the Easter holiday.
Food and beverage revenues
Food and beverage revenues increased by $24.6 million, or 39.8%, to $86.4 million for the three months ended March 31, 2018 from $61.8 million for the three months ended March 31, 2017. The increase from prior year is largely driven by the timing of transaction activity in 2017 and changes in portfolio composition. The four hotels acquired in 2017 are full service hotels that offer various restaurant venues, in addition to significantly larger meeting facilities and event space, all of which contribute higher food and beverage revenue compared to the eight hotels sold, most of which were select service upscale hotels. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$25.3 million increase contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City; and

•	$1.0 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, food and beverage revenues increased $0.3 million, or 0.5%, for the remainder of our comparable portfolio.
Other revenues
Other revenues increased by $3.3 million, or 27.2%, to $15.5 million for the three months ended March 31, 2018 from $12.2 million for the three months ended March 31, 2017, which was largely driven by the timing of 2017 transaction activity as the hotels acquired have more amenities and resort fees compared to the properties sold.  The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$5.4 million increase contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City. The additional revenue is primarily due to resort fees, parking and spa revenue; and

•	$0.7 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, other revenues decreased $1.4 million, or 13.7%, for the remainder of our comparable portfolio.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)	Variance
Hotel operating expenses:
Room expenses	$39,044	$33,630	$5,414	16.1%
Food and beverage expenses	52,975	39,184	13,791	35.2%
Other direct expenses	4,474	3,007	1,467	48.8%
Other indirect expenses	63,326	53,272	10,054	18.9%
Management and franchise fees	11,560	11,378	182	1.6%
Total hotel operating expenses	$171,379	$140,471	$30,908	22.0%

Total hotel operating expenses
Total hotel operating expenses increased $30.9 million, or 22.0%, to $171.4 million for the three months ended March 31, 2018 from $140.5 million for the three months ended March 31, 2017. Our portfolio composition has evolved since the beginning of 2017 reflecting the completed acquisitions and dispositions and the timing of such transactions. The following amounts are the primary drivers of changes quarter-over-quarter:

•
$39.8 million contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City; and

•	$7.9 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, hotel operating expenses decreased $1.0 million, or 0.8%, for the remainder of our comparable portfolio. Room expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)	Variance
Depreciation and amortization	$38,801	$36,478	$2,323	6.4%
Real estate taxes, personal property taxes and insurance	11,859	11,360	499	4.4%
Ground lease expense	1,565	1,376	189	13.7%
General and administrative expenses	8,060	8,384	(324)	(3.9)%
Total corporate and other expenses	$60,285	$57,598	$2,687	4.7%
Depreciation and amortization
Depreciation and amortization expense increased $2.3 million, or 6.4%, to $38.8 million for the three months ended March 31, 2018 from $36.5 million for the three months ended March 31, 2017. Approximately $6.8 million of the increase was the result of the acquisition of four hotels since May 2017 and capital expenditures during the period, which was offset by a reduction of $4.5 million attributed to the disposition of eight hotels since April 2017.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.5 million, or 4.4%, to $11.9 million for the three months ended March 31, 2018 from $11.4 million for the three months ended March 31, 2017, which was primarily attributed to a $1.9 million increase from the acquisition of four hotels since May 2017 offset by a reduction in expenses of $1.5 million attributed to the disposition of eight hotels since April 2017.
General and administrative expenses
General and administrative expenses decreased $0.3 million, or 3.9%, to $8.1 million for the three months ended March 31, 2018 from $8.4 million for the three months ended March 31, 2017, which was primarily attributable to decreases in share-based compensation expense, legal fees and state taxes compared to 2017.

Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain on sale of investment properties	$42,284	$—	$42,284	—
Other income	387	152	235	154.6%
Interest expense	(13,717)	(10,150)	3,567	35.1%
Loss on extinguishment of debt	(81)	—	81	—
Income tax expense	(4,664)	(2,166)	(2,498)	115.3%
Gain on sale of investment properties
The gain on sale of investment properties for the three months ended March 31, 2018 was primarily attributed to the sale of the Aston Waikiki Beach Hotel.
Interest expense
Interest expense increased $3.6 million, or 35.1%, to $13.7 million for the three months ended March 31, 2018 from $10.2 million for the three months ended March 31, 2017. This was primarily driven by an increase in the average outstanding debt of approximately $250 million in 2018 compared to 2017, coupled with a higher weighted average interest rate.
Loss on extinguishment of debt
Loss on extinguishment of debt for the three months ended March 31, 2018 was attributed to the write off of unamortized loan costs for the repayment of one mortgage loan during the period.
Income tax expense
Income tax expense increased $2.5 million, or 115.3%, to $4.7 million for the three months ended March 31, 2018 from $2.2 million for the three months ended March 31, 2017. The change from prior year was primarily attributable to higher taxable income from the timing of the four acquisitions since May 2017 and the seasonality of such hotels, which is generally highest during the first quarter. These increases were offset by a decrease in taxable income from the eight dispositions since April 2017 coupled with a lower effective tax rate in 2018 compared to 2017.
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
In March 2018, the Company entered into an "At the Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold during the three months ended March 31, 2018. As of March 31, 2018, the Company had $200 million available for sale under the ATM Agreement.

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
No shares were purchased as part of the Repurchase Program for the three months ended March 31, 2018. For the three months ended March 31, 2017, 107,509 shares were repurchased under the Repurchase Program, at a weighted average price of $16.62 per share for an aggregate purchase price of $1.8 million. As of March 31, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.
As of March 31, 2018, we had $255.5 million of consolidated cash and cash equivalents and $62.3 million of restricted cash and escrows. The restricted cash as of March 31, 2018 primarily consists of cash held in restricted escrows of $4.2 million for real estate taxes and insurance, $13.6 million in disposition related escrows and capital spending reserves, and $44.5 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Mortgages and Unsecured Term Loans
As of March 31, 2018, our outstanding total debt was $1.3 billion and had a weighted average interest rate of 3.83%.
In January 2018, we obtained a mortgage loan in the amount of $65 million, which is collateralized by The Ritz-Carlton, Pentagon City. The loan matures in January 2025 and bears an interest rate of LIBOR plus 210 basis points. The Company used the proceeds from this loan to repay the outstanding balance on its senior unsecured credit facility and for general corporate purposes.
In February 2018, the Company elected to prepay the mortgage loan collateralized by the Hotel Monaco Chicago and repaid the remaining principal balance of $18.3 million and the outstanding accrued interest. The mortgage loan was to mature in 2019.
Derivatives
As of March 31, 2018, we had various interest rate swaps with an aggregate notional amount of $704.8 million. These swaps fix the variable rate for five of our hotel mortgage loans through maturity and fix LIBOR for a portion of or the entire term of our three unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.
Credit facility
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
As of March 31, 2018, we had no outstanding balance under the unsecured revolving credit facility.
Sources and Uses of Cash
Our principal sources of cash are cash flows generated from operations and borrowings under debt financings, including draws on our revolving credit facility. We may also obtain cash from various types of equity offerings, including our ATM program, or the sale of our hotels. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock under the Repurchase Program.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$42,761	$34,215
Net cash provided by (used in) investing activities	173,045	(13,214)
Net cash used in financing activities	(28,377)	(36,458)
Increase (decrease) in cash and cash equivalents and restricted cash	$187,429	$(15,457)
Cash and cash equivalents and restricted cash, at beginning of year	130,404	287,027
Cash and cash equivalents and restricted cash, at end of period	$317,833	$271,570
Operating

•
Cash provided by operating activities was $42.8 million and $34.2 million for the three months ended March 31, 2018 and 2017, respectively. Cash provided by operating activities for the three months ended March 31, 2018 increased primarily due to (i) increases from hotel operating income of approximately $24.0 million contributed by the acquisition of four hotels since May 2017 offset by (ii) the reduction in hotel operating income of approximately $3.5 million from the disposition of eight hotels since April 2017, (iii) a reduction in net operating income from comparable hotels of approximately $5.0 million, (iv) an increase in cash paid for interest of $3.9 million attributed to a higher weighted average interest rate and an additional $250 million of outstanding debt compared to the first quarter of 2017 and (v) a $2.3 million increase in cash paid for federal income taxes.

Investing

•
Cash provided by investing activities was $173.0 million and cash used in investing activities was $13.2 million for the three months ended March 31, 2018, and 2017, respectively. Cash provided by investing activities for the three months ended March 31, 2018 was primarily due to (i) the disposition of Aston Waikiki Beach Hotel for net proceeds of $196.9 million offset by (ii) $23.9 million in capital improvements at our hotel properties. Cash used in investing activities for the three months ended March 31, 2017 was due to $13.2 million in capital improvements at our hotel properties.

Financing

•
Cash used in financing activities was $28.4 million and $36.5 million for the three months ended March 31, 2018, and 2017, respectively. Cash used in financing activities for the three months ended March 31, 2018 was primarily attributed to (i) the payment of $29.7 million in dividends to common stockholders and Operating Partnership unit holders, (ii) the repayment of mortgage debt totaling $18.3 million, the repayment of the outstanding balance on the line of credit totaling $40.0 million line of credit and (iii) payment of $3.7 million in loan costs attributed to the amended and restated unsecured revolving credit facility and new mortgage loan entered into during the first quarter of 2018. These decreases were offset by proceeds of $65 million from the funding of mortgage debt. Cash used in financing activities for the three months ended March 31, 2017 was primarily attributed to (i) the payment of lender loan deposits for a mortgage loan of $2.4 million, (ii) $3.6 million used to repurchase common shares, of which $1.8 million was under the Repurchase Program and $1.8 million was used to redeem shares of common stock to satisfy employee withholding requirements in connection with stock compensation vesting and (iii) the payment of $29.8 million in dividends to common stockholders and Operating Partnership unit holders.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of March 31, 2018 and December 31, 2017, we had a total of $44.5 million and $46.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three months ended March 31, 2018, we made total capital expenditures of $23.9 million. During the three months ended March 31, 2017, we made total capital expenditures of $13.2 million.
Off-Balance Sheet Arrangements
As of March 31, 2018, we have no off-balance sheet arrangements.
Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our operating performance: EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss, operating profit, cash from operations, or any other operating performance measure as prescribed per GAAP.
EBITDA, EBITDAre and Adjusted EBITDAre
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
We then calculate EBITDAre in accordance with standards established by the National Association of Real Estate Investment Trusts ("Nareit"), which we adopted on January 1, 2018. Nareit defines EBITDAre as EBITDA plus or minus losses and gains on the disposition of depreciated property, including gains/losses on change of control, plus impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates.
We further adjust EBITDAre to exclude the non-controlling interest in consolidated entities other than our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand Adjusted EBITDAre attributable to all common stock and Operating Partnership unit holders. We also adjust EBITDAre for certain additional items such as hotel property acquisitions and pursuit costs, amortization of share-based compensation, the cumulative effect of changes in accounting principles, and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe Adjusted EBITDAre attributable to common stock and units holders provides investors with another financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
Prior to the adoption of EBITDAre on January 1, 2018, we historically presented EBITDA attributable to common stock and unit holders, which excluded depreciation expense related to corporate level assets and the allocation of EBITDA to noncontrolling interests in our consolidated investments in real estate entities. In order to calculate EBITDAre in accordance with Nareit's definition, these adjustments are now made to derive Adjusted EBITDAre. Therefore, there were no retrospective changes to Adjusted EBITDA as historically presented upon conversion to Adjusted EBITDAre.
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by the Nareit, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for partnerships and joint ventures, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the Nareit definition of FFO or do not calculate FFO per diluted share in accordance with Nareit guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to all common stock and Operating Partnership unit holders.
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holder for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$57,043	$8,227
Adjustments:
Interest expense	13,717	10,150
Income tax expense	4,664	2,166
Depreciation and amortization related to investment properties	38,801	36,478
EBITDA	$114,225	$57,021
Gain on sale of investment property	(42,284)	—
EBITDAre	$71,941	$57,021

Reconciliation to Adjusted EBITDAre
Non-controlling interests in consolidated real estate entities	179	72
Adjustments related to non-controlling interests in consolidated real estate entities	(342)	(322)
Depreciation and amortization related to corporate assets	(104)	(120)
Loss on extinguishment of debt	81	—
Acquisition transaction costs	—	6
Amortization of share-based compensation expense	2,070	2,230
Amortization of above and below market ground leases and straight-line rent expense	115	220
Other non-recurring expenses	(205)	—
Adjusted EBITDAre attributable to common stock and unit holders	$73,735	$59,107

The following is a reconciliation of net income to FFO and Adjusted FFO for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$57,043	$8,227
Adjustments:
Depreciation and amortization related to investment properties	38,697	36,358
Gain on sale of investment property	(42,284)	—
Non-controlling interests in consolidated real estate entities	179	72
Adjustments related to non-controlling interests in consolidated real estate entities	(226)	(225)
FFO attributable to common stock and unit holders	$53,409	$44,432

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	81	—
Acquisition transaction costs	—	6
Loan related costs, net of adjustment related to non-controlling interests(1)	717	715
Amortization of share-based compensation expense	2,070	2,230
Amortization of above and below market ground leases and straight-line rent expense	115	220
Other non-recurring expenses	(205)	—
Adjusted FFO attributable to common stock and unit holders	$56,187	$47,603

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.
Use and Limitations of Non-GAAP Financial Measures
EBITDA, EBITDAre, Adjusted EBITDAre, FFO, and Adjusted FFO do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we present and use EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO because we believe they are useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of these non-GAAP measures has certain limitations as analytical tools. These non-GAAP financial measures are not measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. These non-GAAP financial measures may include funds that may not be available for management’s discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. These non-GAAP financial measures as presented may not be comparable to non-GAAP financial measures as calculated by other real estate companies.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 in the condensed consolidated financial statements included herein.
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
Subsequent Events
Subsequent to quarter end, the Company repaid the remaining balance of the $21.5 million mortgage loan collateralized by Andaz Savannah and the $41.0 million mortgage loan collateralized by Hotel Monaco Denver.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of March 31, 2018 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.8 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2017 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2018, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgages and term loans)(2)	$2,629	$82,606	$19,222	$180,135	$271,328	$402,189	$958,109	$969,420
Variable rate debt (mortgage loans)	788	170,042	42,114	—	157	164,843	377,944	371,983
Total	$3,417	$252,648	$61,336	$180,135	$271,485	$567,032	$1,336,053	$1,341,403
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	4.30%	3.04%	3.99%	2.84%	3.62%	4.24%	3.70%	4.11%
Variable rate debt (mortgage loans)	4.38%	4.28%	4.38%	—	3.98%	3.98%	4.16%	5.09%

(1)	Excludes mortgage discounts of $0.2 million as of March 31, 2018.

(2)	See Item 7A of our most recent Annual Report on Form 10-K and Note 6 to our condensed consolidated financial statements included herein.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

10.1
Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, among XHR LP, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.2
Amended and Restated Parent Guaranty, dated as of January 11, 2018, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.3
Amended and Restated Subsidiary Guaranty, dated as of January 11, 2018, by certain subsidiaries of XHR LP for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.4+
Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 21, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

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

May 3, 2018

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)