Form 10-Q
period 2018-06-30
Xenia Hotels & Resorts, Inc.
filed 2018-08-02
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 27, 2018, there were 111,929,945 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2018 and December 31, 2017
(Dollar amounts in thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Investment properties:
Land	$440,930	$440,930
Buildings and other improvements	2,935,912	2,878,375
Total	$3,376,842	$3,319,305
Less: accumulated depreciation	(703,798)	(628,450)
Net investment properties	$2,673,044	$2,690,855
Cash and cash equivalents	184,809	71,884
Restricted cash and escrows	63,000	58,520
Accounts and rents receivable, net of allowance for doubtful accounts	42,728	35,865
Intangible assets, net of accumulated amortization of $5,134 and $3,286, respectively	66,153	68,000
Other assets	53,981	37,512
Assets held for sale	—	152,672
Total assets (including $69,576 and $70,269, respectively, related to consolidated variable interest entities - Note 6)	$3,083,715	$3,115,308
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 7)	$1,117,750	$1,322,593
Accounts payable and accrued expenses	84,180	77,005
Distributions payable	31,335	29,930
Other liabilities	43,714	40,694
Total liabilities (including $46,303 and $46,637, respectively, related to consolidated variable interest entities - Note 6)	$1,276,979	$1,470,222
Commitments and Contingencies (Note 14)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 111,929,945 and 106,735,336 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	$1,120	$1,068
Additional paid in capital	2,044,132	1,924,124
Accumulated other comprehensive income	22,169	10,677
Accumulated distributions in excess of net earnings	(296,830)	(320,964)
Total Company stockholders' equity	$1,770,591	$1,614,905
Non-controlling interests	36,145	30,181
Total equity	$1,806,736	$1,645,086
Total liabilities and equity	$3,083,715	$3,115,308
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2018 and 2017
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rooms revenues	$175,823	$164,868	$338,405	$309,319
Food and beverage revenues	86,419	66,552	172,835	128,376
Other revenues	14,815	12,972	30,316	25,157
Total revenues	$277,057	$244,392	$541,556	$462,852
Expenses:
Rooms expenses	38,132	35,349	77,176	68,979
Food and beverage expenses	53,528	41,798	106,503	80,982
Other direct expenses	4,715	3,303	9,189	6,309
Other indirect expenses	63,068	55,441	126,393	108,713
Management and franchise fees	12,447	11,722	24,007	23,100
Total hotel operating expenses	$171,890	$147,613	$343,268	$288,083
Depreciation and amortization	38,602	36,625	77,403	73,104
Real estate taxes, personal property taxes and insurance	11,819	10,696	23,679	22,056
Ground lease expense	1,141	1,409	2,707	2,785
General and administrative expenses	7,873	7,844	15,932	16,222
Gain on business interruption insurance	(2,649)	—	(2,649)	—
Acquisition and terminated transaction costs	222	1,260	222	1,265
Total expenses	$228,898	$205,447	$460,562	$403,515
Operating income	$48,159	$38,945	$80,994	$59,337
Gain on sale of investment properties	9	49,176	42,294	49,176
Other income	446	186	832	338
Interest expense	(13,053)	(11,146)	(26,769)	(21,297)
Loss on extinguishment of debt	(384)	(274)	(465)	(274)
Net income before income taxes	$35,177	$76,887	$96,886	$87,280
Income tax expense	(5,646)	(5,889)	(10,311)	(8,055)
Net income	$29,531	$70,998	$86,575	$79,225
Non-controlling interests in consolidated real estate entities (Note 6)	(20)	(126)	159	(54)
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(717)	(1,454)	(2,283)	(1,640)
Net income attributable to non-controlling interests	$(737)	$(1,580)	$(2,124)	$(1,694)
Net income attributable to common stockholders	$28,794	$69,418	$84,451	$77,531

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Six Months Ended June 30, 2018 and 2017
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted earnings per share
Net income per share available to common stockholders - basic and diluted	$0.26	$0.65	$0.78	$0.72
Weighted average number of common shares (basic)	108,956,408	106,769,003	107,874,640	106,806,664
Weighted average number of common shares (diluted)	109,220,220	107,005,884	108,115,441	107,033,619

Comprehensive Income:
Net income	$29,531	$70,998	$86,575	$79,225
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	3,643	(2,815)	12,459	(1,672)
Reclassification adjustment for amounts recognized in net income (interest expense)	(606)	693	(660)	1,505
	$32,568	$68,876	$98,374	$79,058
Comprehensive (income) loss attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 6)	(20)	(126)	159	(54)
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(796)	(1,411)	(2,590)	(1,637)
Comprehensive income attributable to non-controlling interests	$(816)	$(1,537)	$(2,431)	$(1,691)
Comprehensive income attributable to the Company	$31,752	$67,339	$95,943	$77,367
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at December 31, 2017	106,735,336	$1,068	$1,924,124	$10,677	$(320,964)	$17,781	$12,400	$30,181	$1,645,086
Net income	—	—	—	—	84,451	2,283	(159)	2,124	86,575
Proceeds from sale of common stock, net	5,090,656	51	119,906	—	—	—	—	—	119,957
Dividends, common shares / units ($0.55)	—	—	—	—	(60,317)	(517)	—	(517)	(60,834)
Share-based compensation	153,779	2	1,122	—	—	3,971	—	3,971	5,095
Shares redeemed to satisfy tax withholding on vested share-based compensation	(49,826)	(1)	(1,020)	—	—	—	—	—	(1,021)
Contributions from non-controlling interests	—	—	—	—	—	—	79	79	79
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	12,135	—	324	—	324	12,459
Reclassification adjustment for amounts recognized in net income	—	—	—	(643)	—	(17)	—	(17)	(660)
Balance at June 30, 2018	111,929,945	$1,120	$2,044,132	$22,169	$(296,830)	$23,825	$12,320	$36,145	$1,806,736
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$86,575	$79,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,735	72,478
Amortization of above and below market leases and other lease intangibles	1,782	877
Amortization of debt premiums, discounts, and financing costs	1,367	1,402
Loss on extinguishment of debt	465	274
Gain on sale of investment properties	(42,294)	(49,176)
Share-based compensation expense	4,827	5,182
Changes in assets and liabilities:
Accounts and rents receivable	(8,440)	(12,932)
Other assets	1,531	2,858
Accounts payable and accrued expenses	6,848	2,676
Other liabilities	2,005	7,274
Net cash provided by operating activities	$130,401	$110,138
Cash flows from investing activities:
Purchase of investment properties	—	(205,500)
Capital expenditures and tenant improvements	(55,858)	(29,320)
Proceeds from sale of investment properties	196,920	186,852
Deposits for acquisition of hotel properties	(5,000)	—
Net cash provided by (used in) investing activities	$136,062	$(47,968)
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	65,000	115,000
Payoffs of mortgage debt	(228,344)	(127,876)
Principal payments of mortgage debt	(1,853)	(1,206)
Payment of loan fees and deposits	(3,628)	(906)
Proceeds from revolving line of credit draws	—	80,000
Payments on revolving line of credit	(40,000)	(80,000)
Contributions from non-controlling interests	79	—
Proceeds from issuance of common stock, net of offering costs	120,120	—
Repurchase of common shares	—	(4,103)
Shares redeemed to satisfy tax withholding on vested share based compensation	(1,021)	(1,761)
Dividends	(59,411)	(59,307)
Distributions paid to non-controlling interests	—	(195)
Net cash used in financing activities	$(149,058)	$(80,354)
Net increase (decrease) in cash and cash equivalents and restricted cash	117,405	(18,184)
Cash and cash equivalents and restricted cash, at beginning of period	130,404	287,027
Cash and cash equivalents and restricted cash, at end of period	$247,809	$268,843

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 2018 and 2017
(unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the statements of cash flows:

Cash and cash equivalents	$184,809	$201,815
Restricted cash	63,000	67,028
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$247,809	$268,843

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$5,311	$3,810
Cash paid for interest	27,089	19,896

Supplemental schedule of non-cash investing activities:
Accrued capital expenditures	$2,762	$3,173
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2018

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of June 30, 2018, the Company collectively owned 97.4% of the common limited partnership units issued by the Operating Partnership ("Common Units"). The remaining 2.6% of the Common Units are owned by the other limited partners. To qualify as a real estate investment trust ("REIT"), the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, Inc. and its subsidiaries (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels.
As of June 30, 2018, the Company owned 38 lodging properties, 36 of which were wholly owned. The remaining two hotels are owned through individual investments in real estate entities, in which the Company has a 75% ownership interest in each investment.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2018. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of actual operating results for the entire year.
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
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2018.
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
Risks and Uncertainties
For the six months ended June 30, 2018, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that each exceeded 10% of total revenues for the period. For the six months ended June 30, 2017, the Company had a geographical concentration of revenues generated from hotels in Houston, Texas that represented 11% of total revenues.

To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted. The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. Should any of our hotels experience a significant decline in operational performance, it may affect the Company's ability to make distributions to our stockholders, service debt, or meet other financial obligations.
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
Restricted Cash and Escrows
Restricted cash primarily relates to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance escrows, capital spending reserves, and at times disposition related hold back escrows.
Disposition of Real Estate
In February 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance aims at better clarifying the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company adopted ASU 2017-05 on January 1, 2018 using the modified retrospective approach. Upon adoption of ASU 2017-05, there was no change in income from continuing operations, net income nor any financial statement line item during the three and six months ended June 30, 2018 and 2017. Therefore, there was no cumulative effect adjustment recorded to distributions in excess of retained earnings on the adoption date.
The Company accounts for dispositions of real estate in accordance with Subtopic 610-20 for the transactions between the Company and unrelated third parties that are not considered a customer in the ordinary course of business. Typically, the real estate assets disposed of do not represent the transfer of a business or contain a material amount of financial assets, if any. The real estate assets promised in a sales contract are typically nonfinancial assets (i.e. land or a leasehold interest in land, building, furniture, fixtures and equipment) or in substance nonfinancial assets. The Company recognizes a gain in full when the real estate is sold, provided (a) there is a valid contract and (b) transfer of control has occurred.
Involuntary Conversion and Business Interruption Insurance
During the second half of 2017, several of the Company's lodging properties were impacted by natural disasters, including two major hurricanes and a series of wildfires in California.
Any insurance recoveries for property damage expected to be received in excess of the recorded loss will be treated as a gain and will not be recorded until contingencies are resolved.

In addition to property damage insurance recoveries, the Company may be entitled to business interruption insurance recoveries for certain properties related to natural disasters, however, it will not record an insurance recovery receivable for these losses until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as a gain. During the three and six months ended June 30, 2018, the Company recognized $2.6 million of business interruption insurance proceeds related to business lost at Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma, which is included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive income for the periods then ended. Of the $2.6 million recognized, $1.4 million of the proceeds related to lost income in the third and fourth quarters of 2017, with the remaining $1.2 million attributable to lost income from the first quarter of 2018.
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
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses at the inception of the hedge whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). The Company nets assets and liabilities when the right of offset exists. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases, which replaces Topic 840, Leases, and requires most leases, in which we are the lessee, to be recorded on the Company's balance sheet as either operating or financing leases with a right of use asset and a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement on a straight-line basis as lease expense and financing leases will be accounted for similarly to the accounting for amortizing debt. Leases with terms of less than 12 months will continue to be accounted for as they are under the current standard. The new standard is effective for the Company on January 1, 2019. The Company is currently working with its third-party hotel managers to determine the completeness of its lease population and to obtain an understanding of implementation efforts at the hotel level. This process includes reviewing lease agreements, evaluating materiality of hotel level leases and determining what, if any, changes there are to hotel-level internal controls. The Company is finalizing its calculations of existing ground and corporate lease obligations, which includes the determination of discount rates to determine the lease liability and the corresponding right-of-use asset upon adoption. The Company is also evaluating the overall impact the standard will have on its consolidated financial statements and related disclosures and continues to monitor the final standard updates issued by the FASB. The Company anticipates adopting the standard on January 1, 2019 using the modified retrospective method.
In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. This guidance permits an entity to elect an optional transition practical expedient to not evaluate under land easements that exist or have expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient would apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. The Company plans to adopt the practical expedient in ASU 2018-01 upon adoption of ASU 2016-02.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This guidance was issued to address stakeholders' questions on how to apply certain aspects of the new guidance in Topic 842. The clarifications are to be applied upon transition of Topic 842, which is effective for the Company on January 1, 2019. The Company is currently evaluating these clarifications to determine the impact they have on its Topic 842 implementation efforts and its consolidated financial statements and related disclosures.
Also in July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, Leases. This guidance provides another option for transition, which allows entities not to apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. In addition, this guidance provides lessors with a practical expedient to not separate non-lease components from the associated lease components when certain criteria is met. These improvements are to be applied upon transition of Topic 842, which is effective for the Company on January 1, 2019. The Company is currently evaluating these improvements to determine the impact they have on its Topic 842 implementation efforts and its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The Company adopted ASU 2017-01 on January 1, 2018 on a prospective basis. The Company anticipates that most future acquisitions will be accounted for as asset acquisitions rather than business combinations. As such, asset acquisitions will require the Company to capitalize future acquisition costs as part of the purchase price allocation, rather than expensing these costs as we have historically done when transactions were accounted for as business combinations.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The Company early adopted the standard in April 2018 using the modified retrospective transition approach. Prior to April 2018, the Company had not recorded ineffectiveness related to its active hedging relationships and therefore no transition adjustment was required upon adoption. In subsequent periods, any ineffectiveness related to the Company's derivative instruments will be reflected in accumulated other comprehensive income. While the Company made minor presentation changes in its disclosure on derivative and hedging activities, the adoption of ASU 2017-12 did not have a material effect on the Company’s consolidated financial statements.

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
Revenue from Contracts with Customers
Revenue consists of amounts derived from hotel operations, including the sale of rooms for lodging accommodations, food and beverage, and other ancillary revenue generated by hotel amenities including parking, spa, resort fees and other services.
Revenues are generated from various distribution channels including but not limited to direct bookings, global distribution systems and the Internet travel sites. Room transaction prices are based on an individual hotel's location, room type and the bundle of services included in the reservation and are set by the hotel daily. Any discounts, including advanced purchase, loyalty point redemptions or promotions are recognized at the discounted rate whereas rebates and incentives are recorded as a reduction in room revenue when earned. Revenues from online channels are generally recognized net of commission fees, unless the end price paid by the guest is known. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the guest. Cash received from a guest prior to check-in is recorded as an advanced deposit and is generally recognized as room revenue at the time the room reservation has become non-cancellable, upon occupancy or upon expiration of the re-booking date. Advance deposits are included in other liabilities on the consolidated balance sheet. Payment of any remaining balance is typically due from the guest upon check-out. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues).
Food and beverage transaction prices are based on the stated price for the specific food or beverage and varies depending on type, venue and hotel location. Service charges are typically a percentage of food and beverage charges and meeting space rental. Food and beverage revenue is recognized at the point in time in which the goods and/or services are rendered to the guest. Cash received in advance of an event is recorded as either a security or advance deposit. Security and advance deposits are recognized as revenue when it becomes non-cancellable or at the time the food and beverage goods and services are rendered to the guest. Payment for the remaining balance of food and beverage goods and services is due upon delivery and completion of such goods and services.
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
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2018	June 30, 2018
Orlando, FL	$29,909	$66,293
Phoenix, AZ	25,056	56,196
Houston, TX	24,280	50,068
Washington, DC-MD-VA	22,699	38,412
Dallas, TX	19,933	38,159
San Francisco/San Mateo, CA	18,462	36,339
San Jose-Santa Cruz, CA	14,216	29,582
Boston, MA	14,052	21,649
Atlanta, GA	9,889	21,562
California North	12,170	20,558
Other	86,391	162,738
Total	$277,057	$541,556

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2017	June 30, 2017
Houston, TX	$22,887	$50,296
Dallas, TX	17,223	36,658
San Francisco/San Mateo, CA	16,677	33,746
San Jose-Santa Cruz, CA	14,466	28,016
Orlando, FL	15,685	26,175
California North	12,857	21,888
Boston, MA	14,401	21,434
Atlanta, GA	9,965	20,945
Oahu Island, HI	10,296	20,343
Austin, TX	10,151	20,131
Other	99,784	183,220
Total	$244,392	$462,852
4. Investment Properties
No hotels were acquired during the three and six months ended June 30, 2018.
In May 2017, the Company acquired the 815-room Hyatt Regency Grand Cypress located in Orlando, Florida for a purchase price of $205.5 million, excluding closing costs, that was funded with cash. The Company recognized acquisition costs of $1.2 million for the three and six months ended June 30, 2017, respectively, which are included in acquisition and terminated transaction costs on the Company’s condensed consolidated statements of operations and comprehensive income for the periods then ended. The results of operations for Hyatt Regency Grand Cypress have been included in the Company’s condensed consolidated statements of operations and comprehensive income since the acquisition date. During the six months ended June 30, 2018, the Company converted 72 guestrooms into 36 newly created suites, which resulted in a reduction in our total room count.

5. Disposed Properties
The following represents the disposition details for the hotels sold during the six months ended June 30, 2018 and 2017, respectively (in thousands):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds		Gain on Sale
Aston Waikiki Beach Hotel	03/2018	645	$200,000	$196,920	(1)	$42,430	(2)
Total for the six months ended June 30, 2018			$200,000	$196,920		$42,430

Courtyard Birmingham Downtown at UAB	04/2017	122	$30,000	$29,176		$12,972
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor	06/2017	812	163,000	157,675		36,204
Total for the six months ended June 30, 2017			$193,000	$186,851		$49,176

(1)	As of June 30, 2018, $5.0 million of the sales proceeds related to escrows were held back at closing. The holdback escrow is anticipated to be received in September 2018.

(2)	In addition to the gain on sale recognized during the six months ended June 30, 2018, we also recognized adjustments related to the 2017 dispositions amounting to $0.1 million.
6. Investment in Real Estate Entities
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
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	June 30, 2018	December 31, 2017
Net investment properties	$66,027	$67,687
Other assets	3,549	2,582
Total assets	$69,576	$70,269
Mortgages payable	(43,500)	(44,074)
Other liabilities	(2,803)	(2,563)
Total liabilities	$(46,303)	$(46,637)
Net assets	$23,273	$23,632

7. Debt
Debt as of June 30, 2018 and December 31, 2017 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	June 30, 2018		December 31, 2017
Mortgage Loans
Andaz Savannah	Variable	—		1/14/2019	$—	(3)	$21,500
Hotel Monaco Denver	Fixed(2)	—		1/17/2019	—	(3)	41,000
Hotel Monaco Chicago	Variable	—		1/17/2019	—	(3)	18,344
Loews New Orleans Hotel	Variable	—		2/22/2019	—	(3)	37,500
Andaz Napa	Fixed(2)	2.99%		3/21/2019	38,000		38,000
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	—		5/1/2019	—	(3)	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	15,651		15,908
Grand Bohemian Hotel Charleston (VIE)	Variable	4.59%		11/10/2020	18,739		19,026
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	4.59%		12/27/2020	24,914		25,229
Marriott Dallas City Center	Fixed(2)	4.05%		1/3/2022	51,000		51,000
Hyatt Regency Santa Clara	Fixed(2)	3.81%		1/3/2022	90,000		90,000
Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023	59,500		59,750
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	4.19%		8/14/2024	100,000		100,000
The Ritz-Carlton, Pentagon City	Fixed(4)	3.69%		1/31/2025	65,000		—
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	62,325		62,833
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	59,763		60,000
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000		115,000
Total Mortgage Loans		4.16%	(5)		$699,892		$865,090
Unsecured Term Loan $175M	Fixed(6)	2.74%		2/15/2021	175,000		175,000
Unsecured Term Loan $125M	Fixed(6)	3.28%		10/22/2022	125,000		125,000
Unsecured Term Loan $125M	Fixed(6)	3.62%		9/13/2024	125,000		125,000
Senior Unsecured Credit Facility	Variable	3.59%		2/28/2022	—		40,000
Mortgage Loan Discounts, net(7)	—	—		—	(223)		(255)
Unamortized Deferred Financing Costs, net	—	—		—	(6,919)		(7,242)
Total Debt, net of loan discounts and unamortized deferred financing costs		3.78%	(5)		$1,117,750		$1,322,593

(1)	Variable index is one-month LIBOR as of June 30, 2018.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans through maturity.

(3)	During the six months ended June 30, 2018, the Company elected its prepayment option per the terms of the respective mortgage loan agreement and repaid the outstanding balance.

(4)
The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loan from June 1, 2018 through January 2023. The effective interest rate on the loan will be 3.69% through January 2019 after which the rate will increase to 4.95% through January 2023.

(5)	Represents the weighted average interest rate as of June 30, 2018.

(6)	LIBOR has been fixed for a portion of or the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(7)	Loan discounts recognized upon loan modifications, net of the accumulated amortization.
In connection with repaying mortgage loans during the three and six months ended June 30, 2018, the Company wrote off the related unamortized deferred financing costs of $384 thousand and $465 thousand, respectively, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income for the periods then ended.

Total debt outstanding as of June 30, 2018 and December 31, 2017 was $1,125 million and $1,330 million and had a weighted average interest rate of 3.78% and 3.71% per annum, respectively. The remaining unamortized mortgage discounts as of June 30, 2018 and December 31, 2017 were $0.2 million and $0.3 million, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2018	Weighted average interest rate
2018	$2,277	4.37%
2019	42,622	3.14%
2020	61,341	4.40%
2021	180,135	2.79%
2022	271,459	3.62%
Thereafter	567,058	4.15%
Total Debt	$1,124,892	3.78%
Total Loan Discounts, net	(223)	—
Unamortized Deferred Financing Costs, net	(6,919)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,117,750	3.78%
Of the total outstanding debt at June 30, 2018, none of the mortgage loans were recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the payment of an extension fee. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of June 30, 2018, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
As of June 30, 2018, there was no outstanding balance on the senior unsecured facility. During the three and six months ended June 30, 2018, the Company incurred unused commitment fees of approximately $0.4 million and $0.7 million, respectively, and interest expense of $0 and $34 thousand, respectively. During the three and six months ended June 30, 2017, the Company incurred unused commitment fees of approximately $0.3 million and $0.6 million, respectively, and interest expense of $0.2 million, respectively.
8. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of June 30, 2018, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.

As of June 30, 2018 and December 31, 2017, all derivative instruments held by the Company with the right of offset were in a net asset position and were included in other assets on the condensed consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of June 30, 2018 and December 31, 2017, respectively (in thousands):

						June 30, 2018		December 31, 2017
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$1,746	$50,000	$1,134
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	2,289	65,000	1,497
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	2,109	60,000	1,379
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	50,000	1,853	50,000	675
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	922	25,000	334
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	914	25,000	325
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	916	25,000	330
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	59,500	2,931	60,000	1,630
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	41,000	306	41,000	386
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 2.10%	9/1/2016	3/21/2019	38,000	387	38,000	428
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	1,582	51,000	588
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	1,370	45,000	521
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	1,399	45,000	493
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	1,300	40,000	362
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	1,293	40,000	358
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	25,000	805	25,000	218
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	20,000	649	20,000	180
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(45)	—	—
Mortgage Debt(1)	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	—	(89)	—	—
						$728,500	$22,637	$705,000	$10,838
(1) The interest rate swap is effective January 2019. Upon effectiveness, the notional amount will be $41 million.

The table below details the location in the condensed consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$3,643	$(2,815)	$12,459	$(1,672)
Gain (loss) reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(606)	$693	$(660)	$1,505
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$13,053	$11,146	$26,769	$21,297
The Company expects approximately $5.3 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which are netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	June 30, 2018	December 31, 2017
Location / Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Other assets
Interest rate swap assets	$22,637	$10,838
Total	$22,637	$10,838
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
Non-Recurring Measurements
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Debt, net of discounts	$1,124,669	$1,131,952	$1,289,835	$1,303,550
Senior Unsecured Credit Facility	—	—	40,000	40,101
Total	$1,124,669	$1,131,952	$1,329,835	$1,343,651
The Company estimated the fair value of its total debt, net of discounts, using a weighted average effective interest rate of 4.4% and 3.93% per annum as of June 30, 2018 and December 31, 2017, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
10. Income Taxes
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2018 using an estimated federal and state statutory combined rate of 29.81% and recognized income tax expense of $5.6 million and $10.3 million, respectively.
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2017 using an estimated federal and state statutory combined rate of 40.1% and recognized income tax expense of $5.9 million and $8.1 million, respectively.

11. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. During the three and six months ended June 30, 2018, the Company received gross proceeds of $122.2 million, and paid $1.5 million in transaction fees, from the issuance of 5,090,656 shares of its common stock in accordance with the ATM Agreement. In addition, the Company amortized capitalized transaction costs of $0.7 million during the three and six months ended June 30, 2018 that were previously included in other assets. As of June 30, 2018, the Company had $77.8 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program during the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, 132,843 and 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.44 and $17.07 per share for an aggregate purchase price of $2.3 million and $4.1 million, respectively. As of June 30, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.
Distributions
The Company declared the following dividends during the six months ended June 30, 2018:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2018	March 30, 2018	April 13, 2018
$0.275	June 30, 2018	June 29, 2018	July 13, 2018
Non-Controlling Interest of Common Units in Operating Partnership
As of June 30, 2018, the Operating Partnership had 2,984,633 long-term incentive partnership units (“LTIP Units”) outstanding, representing a 2.6% partnership interest held by the limited partners. Of the 2,984,633 LTIP units outstanding at June 30, 2018, 595,861 units had vested. Only vested LTIP Units may be converted to Common Units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
As of June 30, 2018, the Company had accrued $243 thousand in dividends related to the LTIP Units, which were paid in July 2018.
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
The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common stockholders	$28,794	$69,418	$84,451	$77,531
Dividends paid on unvested share-based compensation	(152)	(162)	(304)	(303)
Undistributed earnings attributable to unvested share based compensation	—	(69)	(34)	(30)
Net income available to common stockholders	$28,642	$69,187	$84,113	$77,198

Denominator:
Weighted average shares outstanding - Basic	108,956,408	106,769,003	107,874,640	106,806,664
Effect of dilutive share-based compensation	263,812	236,881	240,801	226,955
Weighted average shares outstanding - Diluted	109,220,220	107,005,884	108,115,441	107,033,619

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.26	$0.65	$0.78	$0.72
13. Share Based Compensation
Restricted Stock Units
In February 2018, the Compensation Committee (the "Compensation Committee") of the Board of Directors of the Company approved the grant of Restricted Stock Units under the Company's 2015 Incentive Award Plan to certain Company employees (the "2018 Restricted Stock Units"). The 2018 Restricted Stock Units include 79,812 Restricted Stock Units that vest over a three-year period based on the holder's continued service with the Company or any of its affiliates and 45,464 performance-based Restricted Stock Units that cliff vest based on the achievement of applicable performance goals over a three-year period. The 2018 Restricted Stock Units have weighted average grant date fair value of $15.92 per share.
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
Of the performance-based 2018 Restricted Stock Units, twenty-five percent (25%) are designated as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units"), and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the performance-based 2018 Restricted Stock Units are designated as relative TSR share units (the "Relative TSR Share Units") and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period.

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
A portion of each award of 2018 Class A LTIP Units is designated as a number of “base units.” Twenty-five percent (25%) of the base units are designated as absolute TSR base units, and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period.
In May 2018, pursuant to the Company's Director Compensation Program, as amended and restated as of February 21, 2018, the Company approved the issuance of 24,661 fully-vested LTIP Units to the Company's seven non-employee directors with a weighted average grant date fair value of $24.13 per unit.
LTIP Units (other than Class A LTIP Units that have not vested), whether vested or not, receive the same quarterly per-unit distributions as Common Units, which equal the per-share distributions on the Common Stock of the Company. Class A LTIP Units that have not vested receive a quarterly per-unit distribution equal to 10% of the distribution paid on Common Units.
The following is a summary of the unvested incentive awards under the Company's 2014 Share Unit Plan and the 2015 Incentive Award Plan as of June 30, 2018:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2017	48,682	264,302	1,662,073	1,975,057
Granted	—	125,276	835,026	960,302
Vested(2)	(48,682)	(105,113)	(108,327)	(262,122)
Expired	—	(2,541)	—	(2,541)
Forfeited	—	—	—	—
Unvested as of June 30, 2018	—	281,924	2,388,772	2,670,696
Weighted average fair value of unvested shares/units	—	$14.35	$8.23	$8.88

(1)	Includes time-based and performance-based units.

(2)
During the six months ended June 30, 2018, 49,826 shares of common stock were withheld by the Company upon the settlement of the applicable award in order to satisfy minimum federal and state tax withholding requirements with respect to Share Units and Restricted Stock Units under the 2014 Share Unit Plan and the 2015 Incentive Award Plan.

The fair value of the time-based Restricted Stock Units and Time-Based LTIP Units are determined based on the closing price of the Company’s Common Stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair values of performance-based awards for the 2018 Restricted Stock Units and the 2018 Class A LTIP Units were determined based on a Monte Carlo simulation method with the following assumptions, and compensation expense is recognized on a straight-line basis over the performance period:

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
The absolute and relative stockholder returns are market conditions as defined by Accounting Standard Codification ("ASC") 718, Compensation - Stock Compensation. Market conditions include provisions wherein the vesting condition is met through the achievement of a specific value of the Company’s Common Stock, which is total stockholder return in this case. Market conditions differ from other performance awards under ASC 718 in that the probability of attaining the condition (and thus vesting of the units or shares) is reflected in the initial grant date fair value of the award. Accordingly, it is not appropriate to reconsider the probability of vesting in the award subsequent to the initial measurement of the award, nor is it appropriate to reverse any of the expense if the condition is not met.
Therefore, once the expense for these awards is measured, the expense must be recognized over the service period regardless of whether the target is met, or at what level the target is met. Expense may only be reversed if the holder of the instrument forfeits the award as a result of the holder's termination of service of the Company prior to vesting.
For the three and six months ended June 30, 2018 the Company recognized approximately $2.2 million and $4.2 million, respectively, of share-based compensation expense (net of forfeitures) related to Share units, Restricted Stock Units, and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three and six months ended June 30, 2018 we recognized $595 thousand of share-based compensation expense, related to LTIP units that were provided to the Company's Board of Directors and we capitalized approximately $138 thousand and $268 thousand, respectively, related to Restricted Stock Units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of June 30, 2018, there was $14.3 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2 additional years.
For the three and six months ended June 30, 2017, the Company recognized approximately $2.4 million and $4.6 million, respectively, of share-based compensation expense (net of forfeitures) related to Share Units, Restricted Stock Units, and LTIP Units provided to certain of its executive officers and other members of management. In addition, we recognized $595 thousand of share-based compensation expense, related to LTIP units, that were provided to the Company's Board of Directors and we capitalized approximately $152 thousand and $306 thousand, respectively, related to Restricted Stock Units provided to certain members of management that oversee development and capital projects on behalf of the Company.
14. Commitments and Contingencies
Certain leases and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2018 and December 31, 2017, the Company had a balance of $48.8 million and $46.6 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, as may be updated elsewhere in this report; and other Quarterly Reports on Form 10-Q that we have filed or will file with the SEC; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply and demand for hotel rooms; changes in the competitive environment in lodging industry and the markets where we own hotels; events beyond our control, such as war, terrorist attacks, travel-related health concerns and natural disasters; cyber incidents and information technology failures; our reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions of additional hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters or terrorism; changes in distribution channels, such as through internet travel intermediaries; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (a “REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"), but excluding hotels referred to as "lifestyle" hotels. A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. As of June 30, 2018, we owned 38 hotels, 36 of which are wholly owned, comprising 10,852 rooms, across 17 states and the District of Columbia, and had a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities. Our hotels are operated and/or licensed by industry leaders such as Marriott ®, Kimpton ®, Hyatt ®, Fairmont ®, Hilton ®, and Loews ®, as well as leading independent management companies.
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
Our Revenues and Expenses
Our revenue is primarily derived from hotel operations, including rooms revenue, food and beverage revenue and other revenue, which consists of parking, other guest services and tenant leases, among other items.
Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, management fees and other direct and indirect operating expenses. Rooms expense includes housekeeping wages and associated payroll taxes, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs. Our hotels are managed by independent, third-party management companies under long-term agreements under which the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel.
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as Revenue Per Available Room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("occupancy"); earnings before interest, income taxes, depreciation and amortization for real estate ("EBITDAre") and Adjusted EBITDAre ("Adjusted EBITDAre"); and funds from operations ("FFO") and Adjusted FFO ("Adjusted FFO"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO and why management believes these financial measures are useful to investors.

Results of Operations
Overview
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which grew approximately 4.1% during the second quarter of 2018 according to the U.S. Department of Commerce, compared to approximately 2.6% growth in the second quarter of 2017. This was driven by nonresidential fixed investment, consumer spending on goods and services, exports, and federal, state and local government spending coupled with a stable unemployment rate below 5%. In addition to these favorable macroeconomic factors, demand growth in the U.S. lodging industry was 3.1% during the second quarter of 2018, which outpaced supply growth of 2%. These factors combined led to an increase in industry RevPAR of 4.0% for the second quarter of 2018 compared to 2017 and a 3.8% increase for the six months ended June 30, 2018 compared to 2017. This was primarily driven by ADR growth of 2.9% and an increase in occupancy of 1.1% for the second quarter of 2018 and ADR growth of 2.7% and an increase in occupancy of 1% for the six months ended June 30, 2018, per industry reports.
Our total portfolio RevPAR, which includes the results of hotels that were sold or acquired during the respective periods presented, increased 8.5% to $178.04 for the second quarter of 2018 compared to $164.10 for the second quarter of 2017 and increased 8.0% to $168.25 for the six months ended June 30, 2018 compared to $155.72 for the six months ended June 30, 2017. These increases in our total portfolio RevPAR compared to 2017 were largely driven by changes in our portfolio composition. Between April and October 2017, we acquired four premium full service hotels and completed the disposition of seven hotels, most of which were select service upscale hotels. In March 2018, we sold the 645-room Aston Waikiki Beach Hotel. In addition to increasing our RevPAR, these transactions resulted in a change in the seasonality of our portfolio's earnings, as the hotels acquired generally have their highest demand during the first and second quarters.
For our 34-comparable hotels, renovation projects at 11 hotels during the first quarter of 2018, which included guest room renovations at seven hotels representing nearly 15% of our total guest room count, caused disruption in rooms revenue. These renovations were completed or substantially completed by the end of the first quarter. During the second quarter of 2018, we began several renovation projections including guest room renovations at Marriott Dallas City Center and Hyatt Regency Grand Cypress and the renovation of the Marriott Woodlands Waterway Hotel & Convention Center meeting space.
Net income attributable to common stockholders decreased 58.5% during the three months ended June 30, 2018 compared to 2017, primarily due to the gain on sale from the disposition of six hotels sold during the second quarter of 2017. Net income was also impacted by a $1.9 million increase in interest expense due to a higher balance of outstanding debt and a higher weighted average interest rate compared to the second quarter of 2017. Additional operating income of $4.4 million was contributed from the four acquisitions since May 2017 offset by the eight dispositions since April 2017 and from a $2.2 million increase in operating income from our 34-comparable hotels during the second quarter of 2018 compared to 2017. In addition, we recognized a $2.6 million gain on business interruption insurance for proceeds received during the second quarter of 2018, which were attributed to claims for Hyatt Centric Key West Resort & Spa that was impacted by Hurricane Irma in September 2017.
Net income attributable to common stockholders increased 8.9% during the six months ended June 30, 2018 compared to 2017, primarily due to the difference in the timing of the disposition of Aston Waikiki Beach Hotel that was sold in March 2018 compared to six hotels during the second quarter of 2017. Additional operating income of $22.2 million for the six months ended June 30, 2018 was contributed from the four acquisitions since May 2017 offset by the eight dispositions since April 2017 and from a $2.6 million gain on business interruption insurance attributed to Hyatt Centric Key West Resort & Spa. These increases were offset by a reduction in net income from a $5.5 million increase in interest expense, a $2.3 million increase in income tax expense and a reduction in operating income from our 34-comparable hotels of $3.1 million for the six months ended June 30, 2018 compared to 2017.
Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2018 increased 12.9% and 18.0%, respectively, and Adjusted FFO attributable to common stock and unit holders increased 13.6% and 15.5%, respectively, compared to 2017. These increases quarter over quarter were primarily attributed to an increase in our 34-comparable hotel's RevPAR and the gain on business interruption insurance recognized during the second quarter of 2018. These increases for the six months ended June 30, 2018 were primarily attributed to the changes in our portfolio composition from acquisitions and dispositions and the timing of such transactions. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2018 and 2017:

				Six Months Ended June 30,
				2018	2017	Variance
Number of properties at January 1				39	42	(3)
Properties acquired				—	1	(1)
Properties disposed				(1)	(6)	5
Number of properties at June 30				38	37	1
Number of rooms at January 1				11,533	10,911	622
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)				—	816	(816)
Rooms in properties disposed or combined during property improvements(2)				(681)	(952)	271
Number of rooms at June 30				10,852	10,775	77

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
Portfolio Statistics:
Occupancy (3)	80.1%	78.6%	150 bps	77.4%	76.1%	130 bps
ADR (3)	$222.28	$208.86	6.4%	$217.40	$204.75	6.2%
RevPAR (3)	$178.04	$164.10	8.5%	$168.25	$155.72	8.0%

(1)	During the six months ended June 30, 2017, the Company acquired the 815-room Hyatt Regency Grand Cypress and added one room at RiverPlace Hotel upon completion of property improvements.

(2)
During the six months ended June 30, 2018, we disposed of the 645-room Aston Waikiki Beach Hotel. At the Hyatt Regency Grand Cypress we converted 72 guestrooms into 36 newly created suites, which resulted in a reduction in our total room count. During the six months ended June 30, 2017, the Company disposed of six hotels with 934 rooms. At the Westin Galleria Houston we converted 36 guestrooms into 18 newly created suites, which resulted in a reduction in our total room count.

(3)
For hotels acquired during the applicable period, operating statistics are included starting on the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of respective disposition.

Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	Variance	2018	2017	Increase / (Decrease)	Variance
Revenues:
Rooms revenues	$175,823	$164,868	$10,955	6.6%	$338,405	$309,319	$29,086	9.4%
Food and beverage revenues	86,419	66,552	19,867	29.9%	172,835	128,376	44,459	34.6%
Other revenues	14,815	12,972	1,843	14.2%	30,316	25,157	5,159	20.5%
Total revenues	$277,057	$244,392	$32,665	13.4%	$541,556	$462,852	$78,704	17.0%
Rooms revenues
Between April and October 2017, we acquired four premium full service hotels and completed the disposition of seven hotels, most of which were select service upscale hotels. In March 2018, we sold the 645-room Aston Waikiki Beach Hotel. These transactions, and the timing of such transactions, led to a change in our portfolio composition and the seasonality of our earnings, as the hotels acquired generally have their highest demand during the first and second quarters.

Rooms revenues increased by $11.0 million, or 6.6%, to $175.8 million for the three months ended June 30, 2018 from $164.9 million for the three months ended June 30, 2017. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$25.4 million increase contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City; and

•	$19.0 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, rooms revenues increased $4.6 million, or 3.2%, for the remainder of our 34-comparable hotels.
Rooms revenues increased by $29.1 million, or 9.4%, to $338.4 million for the six months ended June 30, 2018 from $309.3 million for the six months ended June 30, 2017. The following amounts are the primary drivers of the changes year-over-year:

•
$60.5 million increase contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City; and

•	$30.6 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, rooms revenue decreased $0.8 million, or 0.3%, for the remainder of our 34-comparable hotels. This decrease was primarily attributed to 11 of our hotels undergoing significant renovations during the first quarter of 2018, which included guest room renovations at seven hotels representing nearly 15% of our total guest room count.
Food and beverage revenues
The increases in food and beverage revenues for the three and six months ended June 30, 2018 compared to 2017 is largely driven by the timing of transaction activity during the last year and changes in portfolio composition. The four hotels acquired in 2017 are full service hotels that offer various restaurant venues, in addition to significantly larger meeting facilities and event space, all of which contribute higher food and beverage revenue compared to the eight hotels sold during these periods, most of which were select service upscale hotels.
Food and beverage revenues increased by $19.9 million, or 29.9%, to $86.4 million for the three months ended June 30, 2018 from $66.6 million for the three months ended June 30, 2017. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$21.2 million increase contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City; and

•	$1.1 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, food and beverage revenues decreased $0.2 million, or 0.3%, for the remainder of our 34-comparable hotel.
Food and beverage revenues increased by $44.5 million, or 34.6%, to $172.8 million for the six months ended June 30, 2018 from $128.4 million for the six months ended June 30, 2017. The following amounts are the primary drivers of the changes year-over-year:

•
$46.5 million increase contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City; and

•	$2.2 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, food and beverage revenues increased $0.2 million, or 0.1%, for the remainder of our 34-comparable hotels.

Other revenues
The increase in other revenues was largely driven by the timing of transaction activity during the last year as the four hotels acquired have more amenities and resort fees compared to the properties sold.
Other revenues increased by $1.8 million, or 14.2%, to $14.8 million for the three months ended June 30, 2018 from $13.0 million for the three months ended June 30, 2017. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$4.0 million increase contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City primarily due to resort fees, parking and spa revenue; and

•	$2.5 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, other revenues increased $0.3 million, or 3.2%, for the remainder of our 34-comparable hotels.
Other revenues increased by $5.2 million, or 20.5%, to $30.3 million for the six months ended June 30, 2018 from $25.2 million for the six months ended June 30, 2017. The following amounts are the primary drivers of the changes year-over-year:

•
$9.4 million increase contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City primarily due to resort fees, parking and spa revenue; and

•	$3.2 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, other revenues decreased $1.0 million, or 5.3%, for the remainder of our 34-comparable hotels.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	Variance	2018	2017	Increase / (Decrease)	Variance
Hotel operating expenses:
Rooms expenses	$38,132	$35,349	$2,783	7.9%	$77,176	$68,979	$8,197	11.9%
Food and beverage expenses	53,528	41,798	11,730	28.1%	106,503	80,982	25,521	31.5%
Other direct expenses	4,715	3,303	1,412	42.7%	9,189	6,309	2,880	45.6%
Other indirect expenses	63,068	55,441	7,627	13.8%	126,393	108,713	17,680	16.3%
Management and franchise fees	12,447	11,722	725	6.2%	24,007	23,100	907	3.9%
Total hotel operating expenses	$171,890	$147,613	$24,277	16.4%	$343,268	$288,083	$55,185	19.2%

Total hotel operating expenses
Our portfolio composition has evolved since the beginning of 2017 reflecting the completed acquisitions and dispositions and the timing of such transactions. Rooms expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Total hotel operating expenses increased $24.3 million, or 16.4%, to $171.9 million for the three months ended June 30, 2018 from $147.6 million for the three months ended June 30, 2017. The following amounts are the primary drivers of changes quarter-over-quarter:

•
$33.7 million contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City; and

•	$12.1 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, hotel operating expenses increased $2.7 million, or 2.0%, for the remainder of our 34-comparable hotels.
Total hotel operating expenses increased $55.2 million, or 19.2%, to $343.3 million for the six months ended June 30, 2018 from $288.1 million for the six months ended June 30, 2017. The following amounts are the primary drivers of changes year-over-year:

•
$73.6 million contributed by the four hotels acquired since May 2017, which included the Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa and The Ritz-Carlton, Pentagon City; and

•	$20.0 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, hotel operating expenses increased $1.6 million, or 0.6%, for the remainder of our 34-comparable hotels.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	Variance	2018	2017	Increase / (Decrease)	Variance
Depreciation and amortization	$38,602	$36,625	$1,977	5.4%	$77,403	$73,104	$4,299	5.9%
Real estate taxes, personal property taxes and insurance	11,819	10,696	1,123	10.5%	23,679	22,056	1,623	7.4%
Ground lease expense	1,141	1,409	(268)	(19.0)%	2,707	2,785	(78)	(2.8)%
General and administrative expenses	7,873	7,844	29	0.4%	15,932	16,222	(290)	(1.8)%
Gain on business interruption insurance	(2,649)	—	(2,649)	—	(2,649)	—	(2,649)	—
Acquisition and terminated transaction costs	222	1,260	(1,038)	(82)%	222	1,265	(1,043)	(82)%
Total corporate and other expenses	$57,008	$57,834	$(826)	(1.4)%	$117,294	$115,432	$1,862	1.6%
Depreciation and amortization
Depreciation and amortization expense increased $2.0 million, or 5.4%, to $38.6 million for the three months ended June 30, 2018 from $36.6 million for the three months ended June 30, 2017 and $4.3 million, or 5.9%, to $77.4 million for the six months ended June 30, 2018 from $73.1 million for the six months ended June 30, 2017. These increases were the result of the acquisition of four hotels since May 2017 and $55.9 million of capital expenditures during the first half of 2018, which was offset by a reduction attributed to the disposition of eight hotels since April 2017.

Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $1.1 million, or 10.5%, to $11.8 million for the three months ended June 30, 2018 from $10.7 million for the three months ended June 30, 2017 and $1.6 million, or 7.4%, to $23.7 million for the six months ended June 30, 2018 from $22.1 million for the six months ended June 30, 2017. These increases were primarily attributed to a net increase from the acquisition of four hotels since May 2017 offset by a reduction in expenses attributed to the disposition of eight hotels since April 2017.
General and administrative expenses
General and administrative expenses increased $29 thousand, or 0.4%, to $7.9 million for the three months ended June 30, 2018 from $7.8 million for the three months ended June 30, 2017 and decreased $0.3 million, or 1.8%, to $15.9 million for the six months ended June 30, 2018 from $16.2 million for the six months ended June 30, 2017, which was primarily attributable to decreases in share-based compensation expense and other employee related costs, professional fees and state taxes compared to 2017.
Gain on business interruption insurance
Gain on business interruption insurance was $2.6 million for the three and six months ended June 30, 2018, which was attributed to insurance proceeds related to business lost at Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma. Of the $2.6 million recognized, $1.4 million of the proceeds related to lost income in the third and fourth quarters of 2017, with the remaining $1.2 million attributable to lost income from the first quarter of 2018.
Acquisition and terminated transaction costs
Acquisition and terminated transaction costs for the three and six months ended June 30, 2018 were related to dead deal costs. Acquisition and terminated transaction costs for the three and six months ended June 30, 2017 were primarily attributable to the acquisition of the Hyatt Regency Grand Cypress in May 2017.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase / (Decrease)	Variance	2018	2017	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain on sale of investment properties	$9	$49,176	$(49,167)	(100.0)%	$42,294	$49,176	$(6,882)	(14.0)%
Other income	446	186	260	139.8%	832	338	494	146.2%
Interest expense	(13,053)	(11,146)	1,907	17.1%	(26,769)	(21,297)	5,472	25.7%
Loss on extinguishment of debt	(384)	(274)	110	40.1%	(465)	(274)	191	69.7%
Income tax expense	(5,646)	(5,889)	(243)	(4.1)%	(10,311)	(8,055)	2,256	28.0%
Gain on sale of investment properties
The gain on sale of investment properties for the six months ended June 30, 2018 was primarily attributed to the sale of the Aston Waikiki Beach Hotel in March 2018. The gain on sale of investment properties for the three and six months ended June 30, 2017 was related to the sale of six hotels during the second quarter of 2017.
Other income
Other income increased $0.3 million, or 139.8%, to $0.4 million for the three months ended June 30, 2018 from $0.2 million for the three months ended June 30, 2017 and increased $0.5 million, or 146.2%, to $0.8 million for the six months ended June 30, 2018 from $0.3 million for the six months ended June 30, 2017. This increase was primarily attributed to additional interest income on corporate level cash.

Interest expense
Interest expense increased $1.9 million, or 17.1%, to $13.1 million for the three months ended June 30, 2018 from $11.1 million for the three months ended June 30, 2017 and $5.5 million, or 25.7%, to $26.8 million for the six months ended June 30, 2018 from $21.3 million for the six months ended June 30, 2017. This was primarily driven by an increase in the average outstanding debt in 2018 compared to 2017, the timing of debt draws and repayments, and a higher weighted average interest rate.
Loss on extinguishment of debt
The loss on extinguishment of debt for the three and six months ended June 30, 2018 was attributable to the write off of unamortized loan costs for the prepayment of five mortgage loans during the period. The loss on extinguishment of debt for the three and six months ended June 30, 2017 was attributable to the write off of unamortized loan costs for the prepayment of three mortgage loans during the period.
Income tax expense
Income tax expense decreased $0.2 million, or 4.1%, to $5.6 million for the three months ended June 30, 2018 from $5.9 million for the three months ended June 30, 2017 and increased $2.3 million, or 28.0%, to $10.3 million for the six months ended June 30, 2018 from $8.1 million for the six months ended June 30, 2017. The change from prior year was primarily attributable to higher taxable income from the timing of the four acquisitions since May 2017 and the seasonality of earnings from such hotels, which is generally highest during the first and second quarters. These increases were offset by a decrease in taxable income from the eight dispositions since April 2017 coupled with a lower effective tax rate in 2018 compared to 2017.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flow from operations, borrowings under our unsecured revolving credit facility, use of our unencumbered asset base, the ability to refinance or extend our maturing debt as it becomes due, and equity proceeds from the sale of our common stock. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
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
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. During the three and six months ended June 30, 2018, the Company received gross proceeds of $122.2 million, and paid $1.5 million in transaction fees, from the issuance of 5,090,656 shares of its common stock in accordance with the ATM Agreement. In addition, the Company amortized capitalized transaction costs of $0.7 million during the three and six months ended June 30, 2018 that were previously included in other assets. As of June 30, 2018, the Company had $77.8 million available for sale under the ATM Agreement.
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

No shares were purchased as part of the Repurchase Program for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, 132,843 and 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.44 and $17.07 per share for an aggregate purchase price of $2.3 million and $4.1 million, respectively. As of June 30, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.
As of June 30, 2018, we had $184.8 million of consolidated cash and cash equivalents and $63.0 million of restricted cash and escrows. The restricted cash as of June 30, 2018 primarily consists of cash held in restricted escrows of $3.8 million for real estate taxes and insurance, $10.4 million in disposition related hold back escrows and capital spending reserves, and $48.8 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Mortgages and Unsecured Term Loans
As of June 30, 2018, our outstanding total debt was $1.1 billion and had a weighted average interest rate of 3.78%.
In January 2018, we obtained a mortgage loan in the amount of $65 million, which is collateralized by The Ritz-Carlton, Pentagon City. The loan matures in January 2025 and bears an interest rate of LIBOR plus 210 basis points. The Company used the proceeds from this loan to repay the outstanding balance on its senior unsecured credit facility and for general corporate purposes. During the second quarter of 2018, we entered into various swap agreements to fix the interest rate through January 2023. The effective interest rate on the loan will be 3.69% through January 2019 after which the rate will increase to 4.95% through January 2023.
During the six months ended June 30, 2018 we continued to reduce our exposure to variable rate debt. At June 30, 2018 our variable rate debt represented 13% of total debt compared to 28% of total debt at December 31, 2017. We accomplished this through the execution of new interest rate swaps and by electing the prepayment option per the terms of the following mortgage loan agreements:

Mortgage Loan	Principal Repaid (in millions)	Original Maturity	Repayment Date
Hotel Monaco Chicago(1)	$18.3	01/2019	02/2018
Andaz Savannah(1)	21.5	01/2019	04/2018
Hotel Monaco Denver	41.0	01/2019	05/2018
Loews New Orleans Hotel(1)	37.5	02/2019	05/2018
Westin Galleria Houston & Westin Oaks Houston at The Galleria(1)	110.0	05/2019	06/2018
Total repayments during the six months ended June 30, 2018	$228.3

(1)	Mortgage loan had a variable interest rate.
Derivatives
As of June 30, 2018, we had various interest rate swaps with an aggregate notional amount of $728.5 million. These swaps fix the variable rate for five of our hotel mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of our three unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.
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
As of June 30, 2018, we had no outstanding balance under the senior unsecured revolving credit facility.
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
Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$130,401	$110,138
Net cash provided by (used in) investing activities	136,062	(47,968)
Net cash used in financing activities	(149,058)	(80,354)
Increase (decrease) in cash and cash equivalents and restricted cash	$117,405	$(18,184)
Cash and cash equivalents and restricted cash, at beginning of year	130,404	287,027
Cash and cash equivalents and restricted cash, at end of period	$247,809	$268,843
Operating

•
Cash provided by operating activities was $130.4 million and $110.1 million for the six months ended June 30, 2018 and 2017, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase to cash provided by operating activities during the six months ended June 30, 2018 was primarily due to changes in our portfolio composition reflecting completed acquisitions and dispositions and the timing of such transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2018 and 2017.

Investing

•
Cash provided by investing activities was $136.1 million and cash used in investing activities was $48.0 million for the six months ended June 30, 2018, and 2017, respectively. Cash provided by investing activities for the six months ended June 30, 2018 was primarily due to (i) the disposition of Aston Waikiki Beach Hotel for net proceeds of $196.9 million offset by (ii) $55.9 million in capital improvements at our hotel properties. Cash used in investing activities for the six months ended June 30, 2017 was primarily due to (i) the acquisition of the Hyatt Regency Grand Cypress for $205.5 million, and (ii) $29.3 million in capital improvements at our hotel properties, offset by (iii) $186.9 million in proceeds from the disposition of six hotels during the first half of 2017.

Financing

•
Cash used in financing activities was $149.1 million and $80.4 million for the six months ended June 30, 2018, and 2017, respectively. Cash used in financing activities for the six months ended June 30, 2018 was primarily attributed to (i) the payment of $59.4 million in dividends to common stockholders and Operating Partnership unit holders, (ii) the repayment of mortgage debt totaling $228.3 million, (iii) the repayment of the outstanding balance on the line of credit totaling $40.0 million and (iv) payment of $3.6 million in loan costs attributed to the amended and restated unsecured revolving credit facility and new mortgage loan entered into during the first quarter of 2018. These decreases were offset by proceeds of (i) $120.1 million, net of transaction costs, from the sale of our common stock through the ATM program and (ii) $65 million from the funding of mortgage debt. Cash used in financing activities for the six months ended June 30, 2017 was primarily comprised of (i) the repayment of mortgage debt totaling $127.9 million, (ii) $5.9 million used to repurchase common shares, of which $4.1 million was under the Repurchase Program and $1.8 million was used to redeem shares of common stock to satisfy employee withholding requirements in connection with stock compensation vesting, and (iii) the payment of $59.3 million in dividends to common stockholders and Operating Partnership unit holders offset by (iv) proceeds of $115 million from the funding of mortgage debt.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of June 30, 2018 and December 31, 2017, we had a total of $48.8 million and $46.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three and six months ended June 30, 2018, we made total capital expenditures of $24.4 million and $55.9 million, respectively. During the three and six months ended June 30, 2017, we made total capital expenditures of $16.1 million and $29.3 million, respectively.
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of June 30, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,364,816	$24,779	$193,724	$518,938	$627,375
Ground leases	40,160	787	3,139	3,139	33,095
Corporate office lease	4,736	202	835	882	2,817
Total	$1,409,712	$25,768	$197,698	$522,959	$663,287

(1)
Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1-month LIBOR as of June 30, 2018.

Off-Balance Sheet Arrangements
As of June 30, 2018, we have no off-balance sheet arrangements.
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

We further adjust EBITDAre to exclude the impact of non-controlling interests in consolidated entities other than our Operating Partnership units because our Operating Partnership units may be redeemed for common stock. We believe it is meaningful for the investor to understand Adjusted EBITDAre attributable to all common stock and Operating Partnership unit holders. We also adjust EBITDAre for certain additional items such as hotel property acquisition and terminated transaction costs, amortization of share-based compensation, the cumulative effect of changes in accounting principles, and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe Adjusted EBITDAre attributable to common stock and units holders provides investors with another financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holder for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$29,531	$70,998	$86,575	$79,225
Adjustments:
Interest expense	13,053	11,146	26,769	21,297
Income tax expense	5,646	5,889	10,311	8,055
Depreciation and amortization	38,602	36,625	77,403	73,104
EBITDA	$86,832	$124,658	$201,058	$181,681
Gain on sale of investment properties	(9)	(49,176)	(42,294)	(49,176)
EBITDAre	$86,823	$75,482	$158,764	$132,505

Reconciliation to Adjusted EBITDAre
Non-controlling interests in consolidated real estate entities	(20)	(126)	159	(54)
Adjustments related to non-controlling interests in consolidated real estate entities	(352)	(330)	(695)	(652)
Depreciation and amortization related to corporate assets	(99)	(103)	(203)	(223)
Loss on extinguishment of debt	384	274	465	274
Acquisition and terminated transaction costs	222	1,260	222	1,265
Amortization of share-based compensation expense	2,757	2,951	4,827	5,182
Amortization of above and below market ground leases and straight-line rent expense	122	168	237	388
Other non-recurring expenses	10	—	(195)	—
Adjusted EBITDAre attributable to common stock and unit holders	$89,847	$79,576	$163,581	$138,685

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$29,531	$70,998	$86,575	$79,225
Adjustments:
Depreciation and amortization related to investment properties	38,503	36,522	77,200	72,881
Gain on sale of investment properties	(9)	(49,176)	(42,294)	(49,176)
Non-controlling interests in consolidated real estate entities	(20)	(126)	159	(54)
Adjustments related to non-controlling interests in consolidated real estate entities	(226)	(226)	(452)	(451)
FFO attributable to common stock and unit holders	$67,779	$57,992	$121,188	$102,425

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	384	274	465	274
Acquisition and terminated transaction costs	222	1,260	222	1,265
Loan related costs, net of adjustment related to non-controlling interests(1)	643	679	1,360	1,395
Amortization of share-based compensation expense	2,757	2,951	4,827	5,182
Amortization of above and below market ground leases and straight-line rent expense	122	168	237	388
Other non-recurring expenses	10	—	(195)	—
Adjusted FFO attributable to common stock and unit holders	$71,917	$63,324	$128,104	$110,929

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of June 30, 2018 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $1.4 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2017 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt and entering into various interest rate swap agreements to hedge the interest rate exposure risk related to several variable rate loans. Refer to Note 7 in the condensed consolidated financial statements included herein, for our debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 8 in the condensed consolidated financial statements included herein for more information on our interest rate swap derivatives.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2018, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgages and term loans)(2)	$1,758	$41,606	$19,223	$180,135	$271,328	$467,189	$981,239	$991,393
Variable rate debt (mortgage loans)	519	1,016	42,118	—	131	99,869	143,653	140,559
Total	$2,277	$42,622	$61,341	$180,135	$271,459	$567,058	$1,124,892	$1,131,952
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	4.30%	3.11%	3.99%	2.79%	3.62%	4.14%	3.70%	4.29%
Variable rate debt (mortgage loans)	4.59%	4.59%	4.59%	—	4.19%	4.19%	4.31%	5.46%

(1)
Excludes mortgage discounts of $0.2 million as of June 30, 2018. See Item 7A of our most recent Annual Report on Form 10-K and Note 7 to our condensed consolidated financial statements included herein.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of June 30, 2018.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and claims related to our ownership of certain hotel properties. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations or liquidity.
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

3.1
Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.2
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.3
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on March 15, 2017 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on March 15, 2017)

3.4
Articles of Amendment of Xenia Hotels and Resorts, Inc. as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Period Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.5
Articles Supplementary of Xenia Hotels and Resorts, Inc. as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Period Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.6	Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

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

August 2, 2018

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)