Form 10-Q
period 2018-09-30
Xenia Hotels & Resorts, Inc.
filed 2018-11-05
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 29, 2018, there were 112,559,248 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2018 and December 31, 2017
(Dollar amounts in thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Investment properties:
Land	$459,439	$440,930
Buildings and other improvements	3,073,531	2,878,375
Total	$3,532,970	$3,319,305
Less: accumulated depreciation	(742,132)	(628,450)
Net investment properties	$2,790,838	$2,690,855
Cash and cash equivalents	90,040	71,884
Restricted cash and escrows	57,986	58,520
Accounts and rents receivable, net of allowance for doubtful accounts	42,105	35,865
Intangible assets, net of accumulated amortization of $6,081 and $3,286, respectively	65,658	68,000
Other assets	65,081	37,512
Assets held for sale	—	152,672
Total assets (including $68,201 and $70,269, respectively, related to consolidated variable interest entities - Note 6)	$3,111,708	$3,115,308
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 7)	$1,133,888	$1,322,593
Accounts payable and accrued expenses	97,700	77,005
Distributions payable	31,550	29,930
Other liabilities	44,607	40,694
Total liabilities (including $45,980 and $46,637, respectively, related to consolidated variable interest entities - Note 6)	$1,307,745	$1,470,222
Commitments and Contingencies (Note 14)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 112,559,248 and 106,735,336 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	$1,126	$1,068
Additional paid in capital	2,059,482	1,924,124
Accumulated other comprehensive income	24,086	10,677
Accumulated distributions in excess of net earnings	(318,616)	(320,964)
Total Company stockholders' equity	$1,766,078	$1,614,905
Non-controlling interests	37,885	30,181
Total equity	$1,803,963	$1,645,086
Total liabilities and equity	$3,111,708	$3,115,308
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2018 and 2017
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rooms revenues	$156,973	$152,942	$495,378	$462,261
Food and beverage revenues	69,179	56,653	242,014	185,030
Other revenues	14,837	13,694	45,152	38,851
Total revenues	$240,989	$223,289	$782,544	$686,142
Expenses:
Rooms expenses	38,007	35,427	115,183	104,406
Food and beverage expenses	49,130	40,507	155,633	121,489
Other direct expenses	4,609	3,441	13,798	9,750
Other indirect expenses	60,796	54,859	187,189	163,573
Management and franchise fees	10,459	9,393	34,466	32,493
Total hotel operating expenses	$163,001	$143,627	$506,269	$431,711
Depreciation and amortization	39,282	37,492	116,684	110,596
Real estate taxes, personal property taxes and insurance	11,652	10,152	35,331	32,208
Ground lease expense	1,120	1,393	3,826	4,178
General and administrative expenses	6,919	7,258	22,852	23,479
Gain on business interruption insurance	(234)	—	(2,883)	—
Acquisition and terminated transaction costs	8	210	230	1,476
Impairment and other losses	—	2,174	—	2,174
Total expenses	$221,748	$202,306	$682,309	$605,822
Operating income	$19,241	$20,983	$100,235	$80,320
Gain on sale of investment properties	—	1,570	42,294	50,747
Other income	10	428	842	766
Interest expense	(11,902)	(11,599)	(38,672)	(32,896)
Loss on extinguishment of debt	—	—	(465)	(274)
Net income before income taxes	$7,349	$11,382	$104,234	$98,663
Income tax benefit (expense)	1,985	385	(8,325)	(7,670)
Net income	$9,334	$11,767	$95,909	$90,993
Non-controlling interests in consolidated real estate entities (Note 6)	167	130	325	75
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(257)	(259)	(2,539)	(1,899)
Net income attributable to non-controlling interests	$(90)	$(129)	$(2,214)	$(1,824)
Net income attributable to common stockholders	$9,244	$11,638	$93,695	$89,169

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Nine Months Ended September 30, 2018 and 2017
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted earnings per share
Net income per share available to common stockholders - basic and diluted	$0.08	$0.11	$0.85	$0.83
Weighted average number of common shares (basic)	112,086,917	106,727,330	109,298,804	106,779,824
Weighted average number of common shares (diluted)	112,361,052	106,995,887	109,550,566	107,020,675

Comprehensive Income:
Net income	$9,334	$11,767	$95,909	$90,993
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	2,847	(258)	15,306	(1,932)
Reclassification adjustment for amounts recognized in net income (interest expense)	(879)	412	(1,539)	1,916
	$11,302	$11,921	$109,676	$90,977
Comprehensive (income) loss attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 6)	167	130	325	75
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(308)	(262)	(2,897)	(1,897)
Comprehensive income attributable to non-controlling interests	$(141)	$(132)	$(2,572)	$(1,822)
Comprehensive income attributable to the Company	$11,161	$11,789	$107,104	$89,155
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at December 31, 2017	106,735,336	$1,068	$1,924,124	$10,677	$(320,964)	$17,781	$12,400	$30,181	$1,645,086
Net income	—	—	—	—	93,695	2,539	(325)	2,214	95,909
Proceeds from sale of common stock, net	5,719,959	57	134,811	—	—	—	—	—	134,868
Dividends, common shares / units ($0.825)	—	—	—	—	(91,347)	(779)	—	(779)	(92,126)
Share-based compensation	153,779	2	1,567	—	—	5,832	—	5,832	7,401
Shares redeemed to satisfy tax withholding on vested share-based compensation	(49,826)	(1)	(1,020)	—	—	—	—	—	(1,021)
Contributions from non-controlling interests	—	—	—	—	—	—	79	79	79
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	14,908	—	398	—	398	15,306
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,499)	—	(40)	—	(40)	(1,539)
Balance at September 30, 2018	112,559,248	$1,126	$2,059,482	$24,086	$(318,616)	$25,731	$12,154	$37,885	$1,803,963
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$95,909	$90,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114,158	108,988
Amortization of above and below market leases and other lease intangibles	2,723	1,963
Amortization of debt premiums, discounts, and financing costs	1,967	2,099
Loss on extinguishment of debt	465	274
Gain on sale of investment properties	(42,294)	(50,747)
Impairment and other losses	—	950
Share-based compensation expense	6,994	7,587
Changes in assets and liabilities:
Accounts and rents receivable	(5,992)	(5,676)
Other assets	2,546	4,557
Accounts payable and accrued expenses	17,199	2,454
Other liabilities	3,085	7,750
Net cash provided by operating activities	$196,760	$171,192
Cash flows from investing activities:
Purchase of investment properties	(127,986)	(202,881)
Capital expenditures and tenant improvements	(83,596)	(52,113)
Proceeds from sale of investment properties	196,920	204,353
Deposits for acquisition of hotel properties	(15,000)	(6,000)
Net cash used in investing activities	$(29,662)	$(56,641)
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	83,000	215,000
Payoffs of mortgage debt	(228,344)	(127,876)
Principal payments of mortgage debt	(2,930)	(1,938)
Proceeds from unsecured term loan	—	125,000
Payment of loan fees and deposits	(4,803)	(3,241)
Proceeds from revolving line of credit draws	—	80,000
Payments on revolving line of credit	(40,000)	(80,000)
Contributions from non-controlling interests	79	—
Proceeds from issuance of common stock, net of offering costs	135,028	—
Repurchase of common shares	—	(4,103)
Shares redeemed to satisfy tax withholding on vested share based compensation	(1,021)	(1,850)
Dividends	(90,485)	(88,893)
Distributions paid to non-controlling interests	—	(359)
Net cash (used in) provided by financing activities	$(149,476)	$111,740
Net increase in cash and cash equivalents and restricted cash	17,622	226,291
Cash and cash equivalents and restricted cash, at beginning of period	130,404	287,027
Cash and cash equivalents and restricted cash, at end of period	$148,026	$513,318

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2018 and 2017
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the statements of cash flows:

Cash and cash equivalents	$90,040	$450,441
Restricted cash	57,986	62,877
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$148,026	$513,318

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$5,713	$3,930
Cash paid for interest	38,703	30,467

Supplemental schedule of non-cash investing activities:
Accrued capital expenditures	$1,024	$1,170
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2018

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of September 30, 2018, the Company collectively owned 97.4% of the common limited partnership units issued by the Operating Partnership ("Common Units"). The remaining 2.6% of the Common Units are owned by the other limited partners. To qualify as a real estate investment trust ("REIT"), the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, Inc. and its subsidiaries (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels.
As of September 30, 2018, the Company owned 40 lodging properties, 38 of which were wholly owned. The remaining two hotels were owned through individual investments in real estate entities, in which the Company had a 75% ownership interest in each investment, and were previously consolidated. In October 2018, the Company acquired the remaining 25% ownership interest in these investments and now owns 100% of these entities.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2018. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of actual operating results for the entire year.
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
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2018.
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
Risks and Uncertainties
For the nine months ended September 30, 2018, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida market that was approximately 11.2% of total revenues for the period. For the nine months ended September 30, 2017, the Company had a geographical concentration of revenues generated from hotels in the Houston, Texas market that represented 10.3% of total revenues.
To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted. The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial condition. Should any of our hotels experience a significant decline in operational performance, it may affect the Company's results of operations, ability to make distributions to our stockholders, service debt, or meet other financial obligations.
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
Restricted Cash and Escrows
Restricted cash primarily relates to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance escrows, capital spending reserves and, at times, disposition related hold back escrows.
Acquisition of Real Estate
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). The guidance is intended to assist entities with evaluating whether a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If the threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.
The Company adopted ASU 2017-01 on January 1, 2018 on a prospective basis. Following the adoption of ASU 2017-01, investments in hotel properties, including land and land improvements, building and building improvement, furniture, fixtures and equipment, and identifiable intangibles assets, will generally be accounted for as asset acquisitions. Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets.
Disposition of Real Estate
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The guidance clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company adopted ASU 2017-05 on January 1, 2018 using the modified retrospective approach. Upon adoption of ASU 2017-05, there was no change in income from continuing operations, net income nor any financial statement line item during the three and nine months ended September 30, 2018 and 2017. Therefore, there was no cumulative effect adjustment recorded to distributions in excess of retained earnings on the adoption date.
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
In addition to property damage insurance recoveries, the Company may be entitled to business interruption insurance recoveries for certain properties related to natural disasters, however, it will not record an insurance recovery receivable for these losses until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as a gain. During the three and nine months ended September 30, 2018, the Company recognized $0.2 million and $2.9 million of business interruption insurance proceeds related to lost income as a result of Hurricanes Harvey and Irma in 2017, which is included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive income for the periods then ended. Of the $2.9 million recognized, $1.4 million of the proceeds related to Hyatt Centric Key West Resort & Spa for lost income in the third and fourth quarters of 2017, with another $1.2 million attributable to lost income from the first quarter of 2018 from Hurricane Irma. The remaining $0.2 million was related to lost income at Marriott Woodlands Waterway Hotel & Convention Center from Hurricane Harvey.
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, Common Units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income and capitalized in building and other improvements in the condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases, which replaces Topic 840, Leases, and requires most leases, in which we are the lessee, to be recorded on the Company's balance sheet as either operating or financing leases with a right of use asset and a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement on a straight-line basis as lease expense and financing leases will be accounted for similarly to the accounting for amortizing debt. Leases with terms of less than 12 months will continue to be accounted for as they are under the current standard. The Company has completed its data gathering phase and identified a complete population of leases. Based on the current lease population, the Company anticipates recording a right of use asset and lease liability of less than three percent of total assets and liabilities as of September 30, 2018, respectively, upon adoption of ASU 2016-02. In addition to the recording a right of use asset and lease liability upon adoption, the Company anticipates reclassifying the below market ground lease intangibles and the above market ground lease intangibles from intangibles and other liabilities, respectively, to the beginning right of use assets. The Company will continue to evaluate the appropriate discount rates to present value the lease liability through the adoption date to consider all relevant data and is evaluating the overall impact the standard will have on its financial statement disclosures. The Company anticipates adopting the standard on January 1, 2019 using the modified retrospective method.
In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. This guidance permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or have expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient would apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. The Company plans to adopt the practical expedient in ASU 2018-01 upon adoption of ASU 2016-02.
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
In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, Leases. This guidance provides another option for transition, which allows entities not to apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. In addition, this guidance provides lessors with a practical expedient to not separate non-lease components from the associated lease components when certain criteria is met. These improvements are to be applied upon transition of Topic 842, which is effective for the Company on January 1, 2019. The Company is still evaluating these improvements to determine the impact they have on its Topic 842 implementation efforts and its consolidated financial statements and related disclosures. The Company expects to apply the practical expedient, which provides the Company the option to apply the new guidance at its effective date (January 1, 2019) without having to adjust the 2018 and 2017 comparative financial statements.
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
3. Revenues
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
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2018	September 30, 2018
Orlando, FL	$21,631	$87,924
Phoenix, AZ	14,693	70,889
Houston, TX	19,657	69,725
Washington, DC-MD-VA	17,443	55,856
San Francisco/San Mateo, CA	18,500	54,839
Dallas, TX	13,592	51,751
San Jose-Santa Cruz, CA	14,603	44,185
Boston, MA	12,914	34,563
California North	13,953	34,511
Atlanta, GA	10,629	32,191
Other	83,374	246,110
Total	$240,989	$782,544

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2017	September 30, 2017
Houston, TX	$20,367	$70,663
San Francisco/San Mateo, CA	18,304	52,050
Dallas, TX	14,710	51,368
Orlando, FL	22,668	48,843
San Jose-Santa Cruz, CA	13,756	41,772
California North	13,564	35,453
Boston, MA	12,718	34,152
Oahu Island, HI	10,593	30,936
Atlanta, GA	9,748	30,693
Washington, DC-MD-VA	8,504	28,448
Other	78,357	261,764
Total	$223,289	$686,142

4. Investment Properties
From time to time, we evaluate acquisition opportunities based on our investment criteria and / or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
In August 2018, the Company acquired a fee-simple interest in the 202-room Ritz-Carlton located in Denver, Colorado for a net purchase price of $99.5 million, including closing costs, that was funded with cash on hand.
In September 2018, the Company acquired the fee-simple interest in the 185-room Fairmont located in Pittsburgh, Pennsylvania for a purchase price of $30.6 million, including closing costs, that was funded with cash on hand.
The Company accounted for the two hotels acquired during the three months ended September 30, 2018, as asset acquisitions and capitalized the related acquisition costs as part of the respective purchase price. The results of operations for The Ritz-Carlton, Denver and Fairmont Pittsburgh have been included in the Company’s condensed consolidated statements of operations and comprehensive income since their acquisition date.
The following represents the purchase price allocation of the two assets acquired during the three and nine months ended September 30, 2018:

September 30, 2018
Land	$18,479
Building and improvements	98,623
Furniture, fixtures, and equipment	12,468
Intangibles and other assets	572
Total purchase price	$130,142
In May 2017, the Company acquired the 815-room Hyatt Regency Grand Cypress located in Orlando, Florida for a purchase price of $205.5 million, excluding closing costs, that was funded with cash. The Company accounted for the purchase as a business combination and recognized acquisition costs of $1.2 million for the nine months ended September 30, 2017, which are included in acquisition and terminated transaction costs on the Company’s condensed consolidated statements of operations and comprehensive income for the period then ended. The results of operations for Hyatt Regency Grand Cypress have been included in the Company’s condensed consolidated statements of operations and comprehensive income since the acquisition date.
5. Disposed Properties
The following represents the disposition details for the hotels sold during the nine months ended September 30, 2018 and 2017, respectively (in thousands):

Property	Date	Rooms	Gross Sale Price	Net Proceeds	Gain on Sale
Aston Waikiki Beach Hotel	03/2018	645	$200,000	$196,920	$42,430	(1)
Total for the nine months ended September 30, 2018			$200,000	$196,920	$42,430

Courtyard Birmingham Downtown at UAB	04/2017	122	$30,000	$29,176	$12,972
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor	06/2017	812	163,000	157,675	36,121
Marriott West Des Moines	07/2017	219	19,000	18,014	1,654
Total for the nine months ended September 30, 2017			$212,000	$204,865	$50,747

(1)	In addition to the gain on sale recognized during the nine months ended September 30, 2018, the Company also recognized adjustments related to the 2017 dispositions amounting to $0.1 million.

6. Investment in Real Estate Entities and Consolidated Entities
The Company had a 75% interest in two investments in real estate entities that own and operate the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook. These entities were considered VIE's because the entities did not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it had the power to direct the activities of the VIE's that most significantly impact the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially be significant to the VIE, or the right to receive benefits from the VIE's that could potentially be significant to the VIE. As such, the Company had a controlling financial interest and is considered the primary beneficiary of each of these entities. Therefore, these entities are consolidated by the Company.
The following are the liabilities of the consolidated VIE's, which are non-recourse to the Company, and the assets that can be used to settle those obligations (in thousands):

	September 30, 2018	December 31, 2017
Net investment properties	$65,101	$67,687
Other assets	3,100	2,582
Total assets	$68,201	$70,269
Mortgages payable	(43,227)	(44,074)
Other liabilities	(2,753)	(2,563)
Total liabilities	$(45,980)	$(46,637)
Net assets	$22,221	$23,632
In October 2018, the Company acquired the remaining 25% of the membership interest in both the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook for a combined purchase price $12.2 million. The acquisition of the remaining membership interests was an equity transaction and therefore had no impact to the consolidated statement of operations upon closing of the transaction. Simultaneously with the purchase of the membership interests, the Company repaid the outstanding principal balance of two mortgage loans collateralized by these hotels totaling $43.4 million.

7. Debt
Debt as of September 30, 2018 and December 31, 2017 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	September 30, 2018		December 31, 2017
Mortgage Loans
Andaz Savannah	Variable	—		1/14/2019	$—	(3)	$21,500
Hotel Monaco Denver	Fixed(2)	—		1/17/2019	—	(3)	41,000
Hotel Monaco Chicago	Variable	—		1/17/2019	—	(3)	18,344
Loews New Orleans Hotel	Variable	—		2/22/2019	—	(3)	37,500
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	—		5/1/2019	—	(3)	110,000
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	15,523		15,908
Grand Bohemian Hotel Charleston (VIE)	Variable	4.76%		11/10/2020	18,602	(4)	19,026
Grand Bohemian Hotel Mountain Brook (VIE)	Variable	4.76%		12/27/2020	24,764	(4)	25,229
Marriott Dallas City Center	Fixed(2)	4.05%		1/3/2022	51,000		51,000
Hyatt Regency Santa Clara	Fixed(2)	3.81%		1/3/2022	90,000		90,000
Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023	59,250		59,750
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	4.36%		8/14/2024	100,000		100,000
Andaz Napa(5)	Fixed(2)	3.23%	(5)	9/13/2024	56,000	(5)	38,000
The Ritz-Carlton, Pentagon City	Fixed(6)	3.69%		1/31/2025	65,000		—
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	62,153		62,833
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	59,524		60,000
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000		115,000
Total Mortgage Loans		4.18%	(7)		$716,816		$865,090
Unsecured Term Loan $175M	Fixed(8)	2.79%		2/15/2021	175,000		175,000
Unsecured Term Loan $125M	Fixed(8)	3.28%		10/22/2022	125,000		125,000
Unsecured Term Loan $150M(9)	Variable	3.71%		8/21/2023	—		—
Unsecured Term Loan $125M	Fixed(8)	3.72%		9/13/2024	125,000		125,000
Senior Unsecured Credit Facility	Variable	3.81%		2/28/2022	—		40,000
Mortgage Loan Discounts, net(10)	—	—		—	(207)		(255)
Unamortized Deferred Financing Costs, net	—	—		—	(7,721)		(7,242)
Total Debt, net of loan discounts and unamortized deferred financing costs		3.82%	(7)		$1,133,888		$1,322,593

(1)	Variable index is one-month LIBOR as of September 30, 2018.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for a portion of or the entire term of the loan.

(3)	During the nine months ended September 30, 2018, the Company elected its prepayment option per the terms of the respective mortgage loan agreement and repaid the outstanding balance.

(4)	In October 2018, the Company elected its prepayment option per the terms of the respective mortgage loan agreement and repaid the outstanding balance.

(5)
In September 2018, the Company amended its mortgage loan agreement to extend the maturity date from March 2019 through September 2024 and received additional loan proceeds of $18 million. The interest rate is fixed for the original principal of $38 million through January 2019, after which the rate will revert back to variable for the entire mortgage loan balance of $56 million.

(6)
The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loan from June 1, 2018 through January 2023. The effective interest rate on the loan will be 3.69% through January 2019 after which the rate will increase to 4.95% through January 2023.

(7)	Represents the weighted average interest rate as of September 30, 2018.

(8)	LIBOR has been fixed for certain interest periods throughout the term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(9)
In August 2018, the Company entered into an unsecured term loan for $150 million that matures in August 2023. The term loan includes an accordion option that allows the Company to request additional lender commitments of up to $100 million. The Company had not yet funded the loan as of September 30, 2018. In October 2018, the Company funded $65 million of the term loan.

(10)	Loan discounts recognized upon loan modifications, net of the accumulated amortization.
In connection with repaying mortgage loans during the nine months ended September 30, 2018, the Company wrote off the related unamortized deferred financing costs of $465 thousand, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income for the period then ended.
Total debt outstanding as of September 30, 2018 and December 31, 2017 was $1,142 million and $1,330 million and had a weighted average interest rate of 3.82% and 3.71% per annum, respectively. The remaining unamortized mortgage discounts as of September 30, 2018 and December 31, 2017 were $0.2 million and $0.3 million, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2018	Weighted average interest rate
2018	$1,142	4.41%
2019	4,618	4.40%
2020	61,308	4.52%
2021	180,401	2.84%
2022	272,483	3.62%
Thereafter	621,864	4.12%
Total Debt	$1,141,816	3.82%
Total Loan Discounts, net	(207)	—
Unamortized Deferred Financing Costs, net	(7,721)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,133,888	3.82%
Of the total outstanding debt at September 30, 2018, none of the mortgage loans were recourse to the Company. Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the payment of an extension fee. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of September 30, 2018, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
As of September 30, 2018, there was no outstanding balance on the senior unsecured facility. During the three and nine months ended September 30, 2018, the Company incurred unused commitment fees of approximately $0.4 million and $1.1 million, respectively, and interest expense of $0 and $34 thousand, respectively. During the three and nine months ended September 30, 2017, the Company incurred unused commitment fees of approximately $0.3 million and $0.9 million, respectively, and interest expense of $0.2 million, respectively.
8. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of September 30, 2018, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.
As of September 30, 2018 and December 31, 2017, all derivative instruments held by the Company with the right of offset were in a net asset position and were included in other assets on the condensed consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of September 30, 2018 and December 31, 2017, respectively (in thousands):

						September 30, 2018		December 31, 2017
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$1,787	$50,000	$1,134
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	2,343	65,000	1,497
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	2,162	60,000	1,379
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	50,000	2,060	50,000	675
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	1,027	25,000	334
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	1,016	25,000	325
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	1,022	25,000	330
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	59,250	3,148	60,000	1,630
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	41,000	178	41,000	386
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 2.10%	9/1/2016	3/21/2019	38,000	273	38,000	428
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	1,743	51,000	588
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	1,515	45,000	521
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	1,540	45,000	493
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	1,471	40,000	362
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	1,465	40,000	358
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	25,000	909	25,000	218
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	20,000	735	20,000	180
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	101	—	—
Mortgage Debt(1)	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	—	110	—	—
						$728,250	$24,605	$705,000	$10,838
(1) The interest rate swap is effective January 2019. Upon effectiveness, the notional amount will be $41 million.

The table below details the location in the condensed consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$2,847	$(258)	$15,306	$(1,932)
Gain (loss) reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(879)	$412	$(1,539)	$1,916
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$11,902	$11,599	$38,672	$32,896
The Company expects approximately $7.0 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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

The Company has estimated the fair value of its financial and nonfinancial instruments using widely accepted valuation techniques and available market information. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which are netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	September 30, 2018	December 31, 2017
Location / Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Other assets
Interest rate swap assets	$24,605	$10,838
Total	$24,605	$10,838
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
Non-Recurring Measurements
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Debt, net of discounts	$1,141,609	$1,144,425	$1,289,835	$1,303,550
Senior Unsecured Credit Facility	—	—	40,000	40,101
Total	$1,141,609	$1,144,425	$1,329,835	$1,343,651
The Company estimated the fair value of its total debt, net of discounts, using a weighted average effective interest rate of 4.7% and 3.93% per annum as of September 30, 2018 and December 31, 2017, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
10. Income Taxes
The Company estimated the TRS income tax expense for the three and nine months ended September 30, 2018 using an estimated federal and state statutory combined rate of 31.24% and recognized an income tax benefit of $2.0 million and income tax expense of $8.3 million, respectively. The reduction in the Company's federal and state statutory combined rate compared to 2017 was attributed to the Tax Cuts and Jobs Act ("TCJA") that was signed into law in December 2017. The TCJA introduced significant changes to the U.S. federal income tax code and reduced the corporate tax rate from 35% to 21%, and is effective for tax years beginning after December 31, 2017.
The Company estimated the TRS income tax expense for the three and nine months ended September 30, 2017 using an estimated federal and state statutory combined rate of 42.98% and recognized an income tax benefit of $0.4 million and income tax expense of $7.7 million, respectively.

11. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. During the three and nine months ended September 30, 2018, the Company received gross proceeds of $15.2 million and $137.4 million, respectively, and paid $0.2 million and $1.7 million, respectively, in transaction fees, from the issuance of 629,303 and 5,719,959 shares, respectively of its common stock in accordance with the ATM Agreement. In addition, the Company amortized capitalized transaction costs of $0.7 million during the nine months ended September 30, 2018 that were previously included in other assets. As of September 30, 2018, the Company had $62.6 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program during the three and nine months ended September 30, 2018. For the nine months ended September 30, 2017, 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.07 per share for an aggregate purchase price of $4.1 million. As of September 30, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.
Distributions
The Company declared the following dividends during the nine months ended September 30, 2018:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2018	March 30, 2018	April 13, 2018
$0.275	June 30, 2018	June 29, 2018	July 13, 2018
$0.275	September 30, 2018	September 28, 2018	October 15, 2018
Non-Controlling Interest of Common Units in Operating Partnership
As of September 30, 2018, the Operating Partnership had 2,984,633 long-term incentive partnership units (“LTIP Units”) outstanding, representing a 2.6% partnership interest held by the limited partners. Of the 2,984,633 LTIP Units outstanding at September 30, 2018, 595,861 units had vested. Only vested LTIP Units may be converted to Common Units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
As of September 30, 2018, the Company had accrued $243 thousand in dividends related to the LTIP Units, which were paid in October 2018.
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
The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to common stockholders	$9,244	$11,638	$93,695	$89,169
Dividends paid on unvested share-based compensation	(151)	(160)	(455)	(463)
Undistributed earnings attributable to unvested share based compensation	—	—	(2)	(1)
Net income available to common stockholders	$9,093	$11,478	$93,238	$88,705

Denominator:
Weighted average shares outstanding - Basic	112,086,917	106,727,330	109,298,804	106,779,824
Effect of dilutive share-based compensation	274,135	268,557	251,762	240,851
Weighted average shares outstanding - Diluted	112,361,052	106,995,887	109,550,566	107,020,675

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.08	$0.11	$0.85	$0.83
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
The following is a summary of the unvested incentive awards under the Company's 2014 Share Unit Plan and the 2015 Incentive Award Plan as of September 30, 2018:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2017	48,682	264,302	1,662,073	1,975,057
Granted	—	125,276	835,026	960,302
Vested(2)	(48,682)	(105,113)	(108,327)	(262,122)
Expired	—	(2,541)	—	(2,541)
Forfeited	—	(2,893)	—	(2,893)
Unvested as of September 30, 2018	—	279,031	2,388,772	2,667,803
Weighted average fair value of unvested shares/units	—	$14.31	$8.23	$8.87

(1)	Includes time-based and performance-based units.

(2)
During the nine months ended September 30, 2018, 49,826 shares of common stock were withheld by the Company upon the settlement of the applicable award in order to satisfy minimum federal and state tax withholding requirements with respect to Share Units and Restricted Stock Units under the 2014 Share Unit Plan and the 2015 Incentive Award Plan.

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
For the three and nine months ended September 30, 2018 the Company recognized approximately $2.2 million and $6.4 million, respectively, of share-based compensation expense (net of forfeitures) related to Share Units, Restricted Stock Units, and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the nine months September 30, 2018 we recognized $595 thousand of share-based compensation expense, related to LTIP Units that were provided to the Company's Board of Directors and for the three and nine months ended September 30, 2018, we capitalized approximately $139 thousand and $408 thousand, respectively, related to Restricted Stock Units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of September 30, 2018, there was $12.0 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.82 additional years.
For the three and nine months ended September 30, 2017, the Company recognized approximately $2.4 million and $7.0 million, respectively, of share-based compensation expense (net of forfeitures) related to Share Units, Restricted Stock Units, and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the nine months ended September 30, 2017 we recognized $595 thousand of share-based compensation expense, related to LTIP Units, that were provided to the Company's Board of Directors and for the three and nine months ended September 30, 2017, we capitalized approximately $154 thousand and $460 thousand, respectively, related to Restricted Stock Units provided to certain members of management that oversee development and capital projects on behalf of the Company.

14. Commitments and Contingencies
Certain leases and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2018 and December 31, 2017, the Company had a balance of $51.0 million and $46.6 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, anticipated timing to close a pending transaction, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, as may be updated elsewhere in this report; and other Quarterly Reports on Form 10-Q that we have filed or will file with the SEC; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in the energy and/or technology industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply and demand for hotel rooms; changes in the competitive environment in lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist attacks, or cyber-attacks, travel-related health concerns and natural disasters; cyber incidents and information technology failures; our reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions of additional hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (a “REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in premium full service and lifestyle hotels, with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). A premium full service hotel refers to a hotel defined as "upper upscale" or "luxury" by STR Inc. ("STR"), but excluding hotels referred to as "lifestyle" hotels. A lifestyle hotel refers to an innovative hotel with a focus on providing a unique and individualized guest experience in a smaller footprint by combining traditional hotel services with modern technologies and placing an emphasis on local influence. As of September 30, 2018, we owned 40 hotels, 38 of which are wholly owned, comprising 11,239 rooms, across 17 states and the District of Columbia, and had a 75% ownership interest in two hotels owned through two consolidated investments in real estate entities. Our hotels are operated and/or licensed by industry leaders such as Marriott ®, Kimpton ®, Hyatt ®, Fairmont ®, Hilton ®, and Loews ®, as well as leading independent management companies.
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
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and nonfinancial metrics such as Revenue Per Available Room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("occupancy"); earnings before interest, income taxes, depreciation and amortization for real estate ("EBITDAre") and Adjusted EBITDAre ("Adjusted EBITDAre"); and funds from operations ("FFO") and Adjusted FFO ("Adjusted FFO"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO and why management believes these financial measures are useful to investors.

Results of Operations
Overview
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which grew approximately 3.5% during the third quarter of 2018 according to the U.S. Department of Commerce, compared to approximately 3.0% growth in the third quarter of 2017. This growth was primarily driven by consumer spending on goods and services, private inventory investment, and federal, state and local government spending coupled with a stable unemployment rate below 5%. In addition to these favorable macroeconomic factors, demand growth in the U.S. lodging industry was 1.6% during the third quarter of 2018, which was tempered by supply growth of 2%. These factors combined led to an increase in industry RevPAR of 1.7% for the third quarter of 2018 compared to 2017 and a 3.1% increase for the nine months ended September 30, 2018 compared to 2017. Industry RevPAR growth was primarily driven by ADR growth of 2.1% offset by a decrease in occupancy of 0.4% for the third quarter of 2018 and ADR growth of 2.5% and an increase in occupancy of 0.5% for the nine months ended September 30, 2018, per industry reports.
Our total portfolio RevPAR, which includes the results of hotels that were sold or acquired during the respective periods presented, decreased 0.8% to $155.88 for the third quarter of 2018 compared to $157.13 for the third quarter of 2017 and increased 5.1% to $164.13 for the nine months ended September 30, 2018 compared to $156.18 for the nine months ended September 30, 2017. These changes in our total portfolio RevPAR compared to 2017 were largely driven by changes in our portfolio composition. Between April and October 2017, we acquired four premium full service hotels, and in the third quarter of 2018, we acquired two additional premium full service hotels. In 2017, we completed the disposition of seven hotels, most of which were select service upscale hotels. In March 2018, we sold the 645-room Aston Waikiki Beach Hotel. In addition to increasing our total portfolio RevPAR for the nine months ended September 30, 2018, these transactions resulted in a change in the seasonality of our portfolio's earnings, as the hotels acquired generally have their highest demand during the first and second quarters.
Excluding acquisitions and dispositions, our comparable hotels were impacted by renovation projects at 11 hotels during the first quarter of 2018, which included guest room renovations at seven hotels representing nearly 15% of our total guest room count, caused disruption in rooms revenue. These renovations were completed or substantially completed by the end of the first quarter. In the second quarter of 2018, we began several renovation projects, including guest room renovations at Marriott Dallas City Center and Hyatt Regency Grand Cypress, which were completed in the third quarter. Also during the third quarter of 2018, we completed the meeting space renovation at the Westin Galleria Houston and made significant progress on the renovation of the meeting space at Marriott Woodlands Waterway Hotel & Convention Center. In addition to portfolio renovations, the third quarter of 2018 was impacted by the calendar shift of holidays between periods and Hurricanes Harvey and Irma. These factors were offset by stronger group business contributions in the third quarter of 2018, which drove increased food and beverage revenues.
Net income attributable to common stockholders decreased 20.6% during the three months ended September 30, 2018 compared to 2017, primarily due to the $1.6 million gain on sale from the disposition of one hotel in July 2017, a net reduction in operating income of $2.8 million attributed to the changes in our portfolio from the five acquisitions we completed between October 2017 and September 2018 and the two dispositions since July 2017, and from a $1.3 million decrease in operating income from our 35-comparable hotels during the third quarter of 2018 compared to 2017. These decreases were offset by a $1.6 million increase in our tax benefit compared to third quarter of 2018 and the non-recurring impairment and other losses of $2.2 million attributed Hurricanes Harvey and Irma that were incurred in the third quarter of 2017.
Net income attributable to common stockholders increased 5.1% during the nine months ended September 30, 2018 compared to 2017, primarily due to the contributions from the six acquisitions offset by the disposition of Aston Waikiki Beach Hotel that was sold in March 2018 and the seven dispositions in 2017. Additional operating income of $19.8 million for the nine months ended September 30, 2018 was the net contribution from the six acquisitions between May 2017 and October 2018, offset by the eight dispositions since April 2017, a $2.9 million gain on business interruption insurance primarily attributed to Hyatt Centric Key West Resort & Spa, and the non-recurring impairment and other losses of $2.2 million attributed Hurricanes Harvey and Irma that were incurred in the third quarter of 2017. These increases were offset by a reduction in operating income from our 34-comparable hotels of $4.2 million for the nine months ended September 30, 2018 compared to 2017, a $5.8 million increase in interest expense, an $8.5 million difference in the gain on sale between the respective periods, and a $0.7 million increase in income tax expense compared to 2017.
Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2018 decreased 4.7% and increased 10.8%, respectively, and Adjusted FFO attributable to common stock and unit holders decreased 3.4% and increased 9.4%, respectively, compared to 2017. These decreases quarter over quarter were primarily attributed to a decrease in our 35-comparable hotels' RevPAR. The increase for the nine months ended September 30, 2018 was primarily attributed to the changes in our portfolio composition from acquisitions and dispositions and the timing of such transactions and the gain on business interruption insurance proceeds. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three and nine months ended September 30, 2018 and 2017:

				Nine Months Ended September 30,
				2018	2017	Variance
Number of properties at January 1				39	42	(3)
Properties acquired				2	1	1
Properties disposed				(1)	(7)	6
Number of properties at September 30				40	36	4
Number of rooms at January 1				11,533	10,911	622
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)				387	816	(429)
Rooms in properties disposed or combined during property improvements(2)				(681)	(1,171)	490
Number of rooms at September 30				11,239	10,556	683

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Portfolio Statistics:
Occupancy (3)	75.8%	79.3%	(350) bps	76.9%	77.1%	(20) bps
ADR (3)	$205.65	$198.20	3.8%	$213.53	$202.53	5.4%
RevPAR (3)	$155.88	$157.13	(0.8)%	$164.13	$156.18	5.1%

(1)
During the nine months ended September 30, 2018, the Company acquired the 202-room Ritz-Carlton, Denver and the 185-room Fairmont Pittsburgh. During the nine months ended September 30, 2017, the Company acquired the 815-room Hyatt Regency Grand Cypress and added one room at RiverPlace Hotel upon completion of property improvements.

(2)
During the nine months ended September 30, 2018, we disposed of the 645-room Aston Waikiki Beach Hotel. At the Hyatt Regency Grand Cypress we converted 72 guestrooms into 36 newly created suites, which resulted in a reduction in our total room count. During the nine months ended September 30, 2017, the Company disposed of seven hotels with 1,153 rooms. At the Westin Galleria Houston we converted 36 guestrooms into 18 newly created suites, which resulted in a reduction in our total room count.

(3)
For hotels acquired during the applicable period, operating statistics are included starting on the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of respective disposition.

Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	Variance	2018	2017	Increase / (Decrease)	Variance
Revenues:
Rooms revenues	$156,973	$152,942	$4,031	2.6%	$495,378	$462,261	$33,117	7.2%
Food and beverage revenues	69,179	56,653	12,526	22.1%	242,014	185,030	56,984	30.8%
Other revenues	14,837	13,694	1,143	8.3%	45,152	38,851	6,301	16.2%
Total revenues	$240,989	$223,289	$17,700	7.9%	$782,544	$686,142	$96,402	14.0%
Rooms revenues
In the third quarter of 2018, we acquired two premium full service hotels. Between April and October 2017, we acquired four premium full service hotels and completed the disposition of seven hotels, most of which were select service upscale hotels. Also, in March 2018, we sold the 645-room Aston Waikiki Beach Hotel. These transactions, and the timing of such transactions, led to a change in our portfolio composition and the seasonality of our earnings, as the hotels acquired generally have their highest demand during the first and second quarters.
Rooms revenues increased by $4.0 million, or 2.6%, to $157.0 million for the three months ended September 30, 2018 from $152.9 million for the three months ended September 30, 2017. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$14.7 million increase contributed by the five hotels acquired since October 2017, which included Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa, The Ritz-Carlton, Pentagon City, The Ritz-Carlton, Denver, and Fairmont Pittsburgh; and

•	$8.6 million decrease attributed to the disposition of Aston Waikiki Beach Hotel in March 2018 and Marriott West Des Moines in July 2017.

Excluding the amounts above, rooms revenues decreased $2.1 million, or 1.4%, for the remainder of our 35-comparable hotels, which was attributed to the impact of guest room renovations at Marriott Dallas City Center and Hyatt Regency Grand Cypress during the third quarter of 2018 and the impact from Hurricanes Harvey and Irma during the third quarter of 2017.
Rooms revenues increased by $33.1 million, or 7.2%, to $495.4 million for the nine months ended September 30, 2018 from $462.3 million for the nine months ended September 30, 2017. The following amounts are the primary drivers of the changes year-over-year:

•
$74.0 million increase contributed by the six hotels acquired since May 2017, which included Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa, The Ritz-Carlton, Pentagon City, The Ritz-Carlton, Denver, and Fairmont Pittsburgh; and

•	$39.2 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, rooms revenue decreased $1.7 million, or 0.4%, for the remainder of our 34-comparable hotels. This decrease was primarily attributed to 14 of our hotels undergoing renovations during 2018, which included guest room renovations at nine hotels representing nearly 24% of our total guest room count as of September 30, 2018.
Food and beverage revenues
The increases in food and beverage revenues for the three and nine months ended September 30, 2018 compared to 2017 is largely driven by the timing of transaction activity during the last year and changes in portfolio composition. The four hotels acquired in 2017 and the two hotels acquired in 2018 are full service hotels that offer various restaurant venues, in addition to significantly larger meeting facilities and event space, all of which contribute higher food and beverage revenue compared to the eight hotels sold during these periods, most of which were select service upscale hotels.
Food and beverage revenues increased by $12.5 million, or 22.1%, to $69.2 million for the three months ended September 30, 2018 from $56.7 million for the three months ended September 30, 2017. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$10.7 million increase contributed by the five hotels acquired since October 2017, which included Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa, The Ritz-Carlton, Pentagon City, The Ritz-Carlton, Denver, and Fairmont Pittsburgh; and

•	$0.1 million decrease attributed to the disposition of Aston Waikiki Beach Hotel in March 2018 and Marriott West Des Moines in July 2017.

Excluding the amounts above, food and beverage revenues increased $1.9 million, or 3.3%, for the remainder of our 35-comparable hotels attributed to stronger group contributions during the third quarter of 2018.
Food and beverage revenues increased by $57.0 million, or 30.8%, to $242.0 million for the nine months ended September 30, 2018 from $185.0 million for the nine months ended September 30, 2017. The following amounts are the primary drivers of the changes year-over-year:

•
$57.8 million increase contributed by the six hotels acquired since May 2017, which included Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa, The Ritz-Carlton, Pentagon City, The Ritz-Carlton, Denver, and Fairmont Pittsburgh; and

•	$2.2 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, food and beverage revenues increased $1.4 million, or 0.8%, for the remainder of our 34-comparable hotels.
Other revenues
The increase in other revenues was largely driven by the timing of transaction activity during the last year as the six hotels acquired have more amenities and resort fees compared to the properties sold.
Other revenues increased by $1.1 million, or 8.3%, to $14.8 million for the three months ended September 30, 2018 from $13.7 million for the three months ended September 30, 2017. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$2.7 million increase is primarily due to resort fees, parking and spa revenue contributed by the five hotels acquired since October 2017, which included Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa, The Ritz-Carlton, Pentagon City, The Ritz-Carlton, Denver, and Fairmont Pittsburgh; and

•	$2.1 million decrease attributed to the disposition of Aston Waikiki Beach Hotel in March 2018 and Marriott West Des Moines in July 2017.

Excluding the amounts above, other revenues increased $0.5 million, or 4.3%, for the remainder of our 35-comparable hotels.
Other revenues increased by $6.3 million, or 16.2%, to $45.2 million for the nine months ended September 30, 2018 from $38.9 million for the nine months ended September 30, 2017. The following amounts are the primary drivers of the changes year-over-year:

•
$12.1 million increase is primarily due to resort fees, parking and spa revenue contributed by the six hotels acquired since May 2017, which included Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa, The Ritz-Carlton, Pentagon City, The Ritz-Carlton, Denver, and Fairmont Pittsburgh; and

•	$5.4 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, other revenues decreased $0.4 million, or 1.4%, for the remainder of our 34-comparable hotels.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	Variance	2018	2017	Increase / (Decrease)	Variance
Hotel operating expenses:
Rooms expenses	$38,007	$35,427	$2,580	7.3%	$115,183	$104,406	$10,777	10.3%
Food and beverage expenses	49,130	40,507	8,623	21.3%	155,633	121,489	34,144	28.1%
Other direct expenses	4,609	3,441	1,168	33.9%	13,798	9,750	4,048	41.5%
Other indirect expenses	60,796	54,859	5,937	10.8%	187,189	163,573	23,616	14.4%
Management and franchise fees	10,459	9,393	1,066	11.3%	34,466	32,493	1,973	6.1%
Total hotel operating expenses	$163,001	$143,627	$19,374	13.5%	$506,269	$431,711	$74,558	17.3%
Total hotel operating expenses
Since our portfolio composition has evolved from the beginning of 2017 rooms expense, food and beverage expense and other operating department costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.

Total hotel operating expenses increased $19.4 million, or 13.5%, to $163.0 million for the three months ended September 30, 2018 from $143.6 million for the three months ended September 30, 2017. The following amounts are the primary drivers of changes quarter-over-quarter:

•
$23.7 million contributed by the five hotels acquired since October 2017, which included Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa, The Ritz-Carlton, Pentagon City, The Ritz-Carlton, Denver, and Fairmont Pittsburgh; and

•	$5.6 million decrease attributed to the disposition of Aston Waikiki Beach Hotel in March 2018 and Marriott West Des Moines in July 2017.

Excluding the amounts above, hotel operating expenses increased $1.3 million, or 1.0%, for the remainder of our 35-comparable hotels.
Total hotel operating expenses increased $74.6 million, or 17.3%, to $506.3 million for the nine months ended September 30, 2018 from $431.7 million for the nine months ended September 30, 2017. The following amounts are the primary drivers of changes year-over-year:

•
$97.3 million contributed by the six hotels acquired since May 2017, which included Hyatt Regency Grand Cypress, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa, The Ritz-Carlton, Pentagon City, The Ritz-Carlton, Denver, and Fairmont Pittsburgh; and

•	$25.6 million decrease attributed to the disposition of eight hotels since April 2017.

Excluding the amounts above, hotel operating expenses increased $2.9 million, or 0.8%, for the remainder of our 34-comparable hotels.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	Variance	2018	2017	Increase / (Decrease)	Variance
Depreciation and amortization	$39,282	$37,492	$1,790	4.8%	$116,684	$110,596	$6,088	5.5%
Real estate taxes, personal property taxes and insurance	11,652	10,152	1,500	14.8%	35,331	32,208	3,123	9.7%
Ground lease expense	1,120	1,393	(273)	(19.6)%	3,826	4,178	(352)	(8.4)%
General and administrative expenses	6,919	7,258	(339)	(4.7)%	22,852	23,479	(627)	(2.7)%
Gain on business interruption insurance	(234)	—	(234)	—	(2,883)	—	(2,883)	—
Acquisition and terminated transaction costs	8	210	(202)	(96.2)%	230	1,476	(1,246)	(84.4)%
Impairment and other losses	—	2,174	(2,174)	(100.0)%	—	2,174	(2,174)	(100.0)%
Total corporate and other expenses	$58,747	$58,679	$68	0.1%	$176,040	$174,111	$1,929	1.1%
Depreciation and amortization
Depreciation and amortization expense increased $1.8 million, or 4.8%, to $39.3 million for the three months ended September 30, 2018 from $37.5 million for the three months ended September 30, 2017 and $6.1 million, or 5.5%, to $116.7 million for the nine months ended September 30, 2018 from $110.6 million for the nine months ended September 30, 2017. These increases were the result of the acquisition of six hotels since May 2017 and $83.6 million of capital expenditures during the nine months ended September 30, 2018, which was offset by a reduction attributed to the disposition of eight hotels since April 2017.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $1.5 million, or 14.8%, to $11.7 million for the three months ended September 30, 2018 from $10.2 million for the three months ended September 30, 2017 and $3.1 million, or 9.7%, to $35.3 million for the nine months ended September 30, 2018 from $32.2 million for the nine months ended September 30, 2017. These increases were primarily attributed to a net increase from the acquisition of six hotels since May 2017, offset by a reduction in expenses attributed to the disposition of eight hotels since April 2017.
General and administrative expenses
General and administrative expenses decreased $0.3 million, or 4.7%, to $6.9 million for the three months ended September 30, 2018 from $7.3 million for the three months ended September 30, 2017 and decreased $0.6 million, or 2.7%, to $22.9 million for the nine months ended September 30, 2018 from $23.5 million for the nine months ended September 30, 2017, which was primarily attributable to decreases in share-based compensation expense and other employee related costs, and professional fees compared to 2017.
Gain on business interruption insurance
Gain on business interruption insurance was $0.2 million and $2.9 million for the three and nine months ended September 30, 2018, respectively. During the three months ended September 30, 2018, we recognized $0.2 million of business interruption insurances proceeds related to business lost at Marriott Woodlands Waterway Hotel & Convention Center from Hurricane Harvey, which impacted the hotel in the fourth quarter of 2017. During the nine months ended September 30, 2018, we also recognized $2.6 million related to Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma, of which $1.4 million of the proceeds related to lost income in the third and fourth quarters of 2017, with the remaining $1.2 million attributable to lost income from the first quarter of 2018.
Acquisition and terminated transaction costs
Acquisition and terminated transaction costs for the three and nine months ended September 30, 2018 were related to terminated transaction costs. The acquisition costs attributed to the two hotels acquired during the third quarter of 2018 were capitalized as part of the purchase price as these transactions were accounted for as asset acquisitions.
Acquisition and terminated transaction costs for the three and nine months ended September 30, 2017 were primarily attributable to the acquisition of the Hyatt Regency Grand Cypress in May 2017 and the three hotels acquired in October 2017, which were accounted for as business combinations.
Impairment and other losses
There was no impairment during the three and nine months ended September 30, 2018.
During the three and nine months ended September 30, 2017, the Company recorded a loss of $950 thousand, net of estimated insurance recoveries, related to several of our properties that sustained damage from Hurricanes Harvey and Irma during the period. In addition, the Company expensed an estimated $1.2 million of hurricane-related repairs and cleanup costs during the quarter.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase / (Decrease)	Variance	2018	2017	Increase / (Decrease)	Variance
Non-operating income and expenses:
Gain on sale of investment properties	$—	$1,570	$(1,570)	(100.0)%	$42,294	$50,747	$(8,453)	(16.7)%
Other income	10	428	(418)	(97.7)%	842	766	76	9.9%
Interest expense	(11,902)	(11,599)	303	2.6%	(38,672)	(32,896)	5,776	17.6%
Loss on extinguishment of debt	—	—	—	—	(465)	(274)	191	69.7%
Income tax benefit (expense)	1,985	385	(1,600)	415.6%	(8,325)	(7,670)	655	8.5%

Gain on sale of investment properties
The gain on sale of investment properties for the nine months ended September 30, 2018 was primarily attributed to the sale of the Aston Waikiki Beach Hotel in March 2018. The gain on sale of investment properties for the three and nine months ended September 30, 2017 was related to the sale of seven hotels between April 2017 and July 2017.
Interest expense
Interest expense increased $0.3 million, or 2.6%, to $11.9 million for the three months ended September 30, 2018 from $11.6 million for the three months ended September 30, 2017 and $5.8 million, or 17.6%, to $38.7 million for the nine months ended September 30, 2018 from $32.9 million for the nine months ended September 30, 2017. This was primarily driven by an increase in the average outstanding debt in 2018 compared to 2017, the timing of debt draws and repayments, and a higher weighted average interest rate in 2018 compared to 2017.
Loss on extinguishment of debt
The loss on extinguishment of debt for the three and nine months ended September 30, 2018 was attributable to the write off of unamortized loan costs for the prepayment of five mortgage loans during the period. The loss on extinguishment of debt for the three and nine months ended September 30, 2017 was attributable to the write off of unamortized loan costs for the prepayment of three mortgage loans during the period.
Income tax expense
Income tax benefit increased $1.6 million, or 415.6%, to $2.0 million for the three months ended September 30, 2018 from $0.4 million for the three months ended September 30, 2017 and income tax expense increased $0.7 million, or 8.5%, to $8.3 million for the nine months ended September 30, 2018 from $7.7 million for the nine months ended September 30, 2017. The change from prior year was primarily attributable to higher taxable income from the timing of the six acquisitions since between May 2017 and October 2018 and the seasonality of earnings from such hotels, which is generally highest during the first and second quarters. These increases were offset by a decrease in taxable income from the eight dispositions since April 2017 coupled with a lower effective tax rate in 2018 compared to 2017.
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
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. During the three and nine months ended September 30, 2018, the Company received gross proceeds of $15.2 million and $137.4 million, respectively, and paid $0.2 million and $1.7 million in transaction fees, respectively, from the issuance of 629,303 and 5,719,959 shares of its common stock, respectively, in accordance with the ATM Agreement. In addition, the Company amortized capitalized transaction costs of $0.7 million during the nine months ended September 30, 2018 that were previously included in other assets. As of September 30, 2018, the Company had $62.6 million available for sale under the ATM Agreement.

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
No shares were purchased as part of the Repurchase Program for the three and nine months ended September 30, 2018. For the nine months ended September 30, 2017, 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.07 per share for an aggregate purchase price of $4.1 million. As of September 30, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.
As of September 30, 2018, we had $90.0 million of consolidated cash and cash equivalents and $58.0 million of restricted cash and escrows. The restricted cash as of September 30, 2018 primarily consists of cash held in restricted escrows of $4.5 million for real estate taxes and insurance, $2.5 million in capital spending reserves, and $51.0 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements.
Mortgages and Unsecured Term Loans
As of September 30, 2018, our outstanding total debt was $1.1 billion and had a weighted average interest rate of 3.82%.
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
In August 2018, the Company closed on a $150 million unsecured term loan maturing in August 2023. The term loan bears an interest rate based on a pricing grid with a range of 135 to 220 basis points plus LIBOR, determined by the Company's leverage ratio. Based on the Company's leverage ratio as of September 30, 2018, the current effective interest rate is LIBOR plus 145 basis points. The term loan also includes an accordion option that allows the Company to request additional lender commitments of up to $100 million. As of September 30, 2018, the term loan had no outstanding balance, as the Company delayed the funding of the loan upon close. Subsequent to quarter end, the Company funded $65 million of the $150 million available under the term loan, with the remaining funding to occur at a later date.
In September 2018, we modified the mortgage loan collateralized by Andaz Napa. The amendment resulted in $18 million of incremental proceeds, lowered the interest rate to LIBOR plus 190 basis points, and extended the maturity date to September 2024.

During the nine months ended September 30, 2018, we continued to reduce our exposure to variable rate debt. At September 30, 2018 our variable rate debt represented 14% of total debt compared to 28% of total debt at December 31, 2017. We accomplished this through the execution of new interest rate swaps and by electing the prepayment option per the terms of the following mortgage loan agreements:

Mortgage Loan	Principal Repaid (in millions)	Original Maturity	Repayment Date
Hotel Monaco Chicago(1)	$18.3	01/2019	02/2018
Andaz Savannah(1)	21.5	01/2019	04/2018
Hotel Monaco Denver	41.0	01/2019	05/2018
Loews New Orleans Hotel(1)	37.5	02/2019	05/2018
Westin Galleria Houston & Westin Oaks Houston at The Galleria(1)	110.0	05/2019	06/2018
Total repayments during the nine months ended September 30, 2018	$228.3

(1)	Mortgage loan had a variable interest rate.
Subsequent to quarter end, in October 2018, the Company elected its prepayment option per the terms of the mortgage loans collateralized by Grand Bohemian Hotel Charleston and Grand Bohemian Hotel Mountain Brook. The remaining balance of two variable rate mortgage loans of $43.4 million was repaid in full.
Derivatives
As of September 30, 2018, we had various interest rate swaps with an aggregate notional amount of $728.3 million. These swaps fix the variable rate for five of our hotel mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of our three unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.
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
As of September 30, 2018, we had no outstanding balance under the senior unsecured revolving credit facility.
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
Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$196,760	$171,192
Net cash used in investing activities	(29,662)	(56,641)
Net cash (used in) provided by financing activities	(149,476)	111,740
Increase in cash and cash equivalents and restricted cash	$17,622	$226,291
Cash and cash equivalents and restricted cash, at beginning of year	130,404	287,027
Cash and cash equivalents and restricted cash, at end of period	$148,026	$513,318

Operating

•
Cash provided by operating activities was $196.8 million and $171.2 million for the nine months ended September 30, 2018 and 2017, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase to cash provided by operating activities during the nine months ended September 30, 2018 was primarily due to changes in our portfolio composition reflecting completed acquisitions and dispositions and the timing of such transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2018 and 2017.

Investing

•
Cash used in investing activities was $29.7 million and $56.6 million for the nine months ended September 30, 2018, and 2017, respectively. Cash used in investing activities for the nine months ended September 30, 2018 was primarily due to (i) $128.0 million for the acquisition of The Ritz-Carlton, Denver and Fairmont Pittsburgh, (ii) $83.6 million in capital improvements at our hotel properties and (iii) an acquisition deposit of $15.0 million, which was offset by (iv) the disposition of Aston Waikiki Beach Hotel for net proceeds of $196.9 million. Cash used in investing activities for the nine months ended September 30, 2017 was primarily due to (i) the acquisition of the Hyatt Regency Grand Cypress for $202.9 million, (ii) $52.1 million in capital improvements at our hotel properties, and (iii) a $6.0 million deposit on a hotel acquisition, offset by (iv) $204.4 million in proceeds from the disposition of seven hotels during 2017.

Financing

•
Cash used in financing activities was $149.5 million and $111.7 million for the nine months ended September 30, 2018, and 2017, respectively. Cash used in financing activities for the nine months ended September 30, 2018 was primarily attributed to (i) the payment of $90.5 million in dividends, (ii) the repayment of mortgage debt totaling $228.3 million, (iii) the repayment of the outstanding balance on the line of credit totaling $40.0 million and (iv) payment of $4.8 million in loan costs attributed current year financing transactions. These decreases were offset by proceeds of (i) $135.0 million, net of transaction costs, from the sale of our common stock through the ATM program and (ii) $83 million from the funding of mortgage debt. Cash provided by financing activities for the nine months ended September 30, 2017 was primarily comprised of (i) proceeds of $215 million from the funding of mortgage debt and (ii) the funding of the $125 million term loan, offset by (iii) the repayment of mortgage debt totaling $127.9 million, (iv) $6.0 million used to repurchase common shares, of which $4.1 million was under the Repurchase Program and $1.9 million was used to redeem shares of common stock to satisfy employee withholding requirements in connection with stock compensation vesting, and (v) the payment of $88.9 million in dividends and (vi) payment of $3.2 million in loan costs attributable to the 2017 financing transactions.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of September 30, 2018 and December 31, 2017, we had a total of $51.0 million and $46.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three and nine months ended September 30, 2018, we made total capital expenditures of $27.7 million and $83.6 million, respectively. During the three and nine months ended September 30, 2017, we made total capital expenditures of $20.7 million and $52.1 million, respectively.

Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of September 30, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,382,334	$12,576	$159,661	$524,426	$685,671
Ground leases	43,688	207	3,309	3,309	36,863
Corporate office lease	4,636	102	835	882	2,817
Total	$1,430,658	$12,885	$163,805	$528,617	$725,351

(1)
Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1-month LIBOR as of September 30, 2018.

Off-Balance Sheet Arrangements
As of September 30, 2018, we have no off-balance sheet arrangements.
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
We further adjust EBITDAre to exclude the impact of non-controlling interests in consolidated entities other than our Operating Partnership Common Units because our Operating Partnership Common Units may be redeemed for common stock. We believe it is meaningful for the investor to understand Adjusted EBITDAre attributable to all common stock and Operating Partnership unit holders. We also adjust EBITDAre for certain additional items such as hotel property acquisition and terminated transaction costs, amortization of share-based compensation, the cumulative effect of changes in accounting principles, and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe Adjusted EBITDAre attributable to common stock and unit holders provides investors with another financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
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
We further adjust FFO for certain additional items that are not in Nareit’s definition of FFO such as hotel property acquisition and terminated transaction costs, amortization of debt origination costs and share-based compensation, and other expenses we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holder for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$9,334	$11,767	$95,909	$90,993
Adjustments:
Interest expense	11,902	11,599	38,672	32,896
Income tax (benefit) expense	(1,985)	(385)	8,325	7,670
Depreciation and amortization	39,282	37,492	116,684	110,596
EBITDA	$58,533	$60,473	$259,590	$242,155
Impairment and other losses	—	950	—	950
Gain on sale of investment properties	—	(1,570)	(42,294)	(50,747)
EBITDAre	$58,533	$59,853	$217,296	$192,358

Reconciliation to Adjusted EBITDAre
Non-controlling interests in consolidated real estate entities	167	130	325	75
Adjustments related to non-controlling interests in consolidated real estate entities	(358)	(336)	(1,052)	(987)
Depreciation and amortization related to corporate assets	(100)	(105)	(303)	(328)
Loss on extinguishment of debt	—	—	465	274
Acquisition and terminated transaction costs	8	210	230	1,476
Amortization of share-based compensation expense	2,167	2,406	6,994	7,587
Amortization of above and below market ground leases and straight-line rent expense	130	169	367	557
Other non-recurring expenses	—	1,224	(195)	1,224
Adjusted EBITDAre attributable to common stock and unit holders	$60,547	$63,551	$224,127	$202,236

The following is a reconciliation of net income to FFO and Adjusted FFO for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$9,334	$11,767	$95,909	$90,993
Adjustments:
Depreciation and amortization related to investment properties	39,182	37,387	116,381	110,268
Impairment of investment properties	—	950	—	950
Gain on sale of investment properties	—	(1,570)	(42,294)	(50,747)
Non-controlling interests in consolidated real estate entities	167	130	325	75
Adjustments related to non-controlling interests in consolidated real estate entities	(227)	(226)	(679)	(677)
FFO attributable to common stock and unit holders	$48,456	$48,438	$169,642	$150,862

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	—	—	465	274
Acquisition and terminated transaction costs	8	210	230	1,476
Loan related costs, net of adjustment related to non-controlling interests(1)	595	693	1,956	2,088
Amortization of share-based compensation expense	2,167	2,406	6,994	7,587
Amortization of above and below market ground leases and straight-line rent expense	130	169	367	557
Other non-recurring expenses	—	1,224	(195)	1,224
Adjusted FFO attributable to common stock and unit holders	$51,356	$53,140	$179,459	$164,068

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.
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
Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures or prevailing economic conditions may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
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
Subsequent Events
In October 2018, the Company funded $65 million of the unsecured term loan that matures in August 2023. The Company has $85 million remaining to draw on the unsecured term loan.
Also in October 2018, the Company acquired the remaining 25% of the membership interest in both the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook for a combined purchase price $12.2 million. Simultaneously with the purchase of the membership interests, the Company repaid the outstanding principal balance of two mortgage loans collateralized by these hotels totaling $43.4 million.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of September 30, 2018 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $2.0 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2017 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2018, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgages and term loans)(2)	$882	$3,602	$19,219	$180,131	$271,323	$467,294	$942,451	$948,237
Variable rate debt (mortgage loans)	260	1,016	42,089	270	1,160	154,570	199,365	196,188
Total	$1,142	$4,618	$61,308	$180,401	$272,483	$621,864	$1,141,816	$1,144,425
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	4.30%	4.30%	3.99%	2.84%	3.62%	4.17%	3.70%	4.40%
Variable rate debt (mortgage loans)	4.76%	4.76%	4.76%	3.23	3.31%	3.96%	4.48%	5.43%

(1)
Excludes mortgage discounts of $0.2 million as of September 30, 2018. See Item 7A of our most recent Annual Report on Form 10-K and Note 7 to our condensed consolidated financial statements included herein.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of September 30, 2018.

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

November 5, 2018

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)