Form 10-K
period 2018-12-31
Xenia Hotels & Resorts, Inc.
filed 2019-02-26
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
____________________________
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
The aggregate market value of the 111,682,060 shares of common stock held by non-affiliates of the registrant was approximately $2.7 billion based on the closing price of the New York Stock Exchange for such common stock as of June 29, 2018.
As of February 22, 2019, there were 112,639,623 shares of the registrant's common stock, $0.01 per value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be held on May 21, 2019, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2018 FORM 10-K ANNUAL REPORT

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

•
adverse changes in specialized industries, such as the energy and/or technology industries, that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations;

•	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities;

•	contraction in the U.S. or global economy or low levels of economic growth;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy ("OCC") and average daily rate ("ADR");

•	fluctuations in the supply and demand for hotel rooms;

•
changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors, and online travel agencies, and changes in the markets where we own hotels;

•	events beyond our control, such as war, terrorist or cyber-attacks, government shutdowns and closures, travel-related health concerns, and natural disasters;

•	cyber incidents and information technology failures, including unauthorized access to our computer systems or our third-party management companies' or franchisors' computer systems;

•	our reliance on third-party hotel management companies to operate and manage our hotels;

•	our ability to maintain good relationships with our third-party hotel management companies and franchisors;

•	our failure to maintain brand operating standards;

•	our ability to maintain our brand licenses at our hotels;

•	relationships with labor unions and changes in labor laws;

•	loss of our senior management team or key personnel;

•	our ability to identify and consummate additional acquisitions and dispositions of hotels;

- ii -

•	our ability to integrate and successfully operate hotel properties that we acquire and the risks associated with these hotel properties;

•	the impact of hotel renovations, repositionings, redevelopments and re-branding activities;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	the fixed cost nature of hotel ownership;

•	our ability to service, restructure or refinance our debt;

•	changes in interest rates and operating costs, including labor and service related costs;

•	compliance with regulatory regimes and local laws;

•	uninsured or underinsured losses, including those relating to natural disasters, terrorism or cyber-attacks;

•	changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners;

•	the amount of debt that we currently have or may incur in the future;

•	provisions in our debt agreements that may restrict the operation of our business;

•	our organizational and governance structure;

•	our status as a real estate investment trust ("REIT");

•	our taxable REIT subsidiary ("TRS") lessee structure;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	adverse litigation judgments or settlements;

•	changes in real estate and zoning laws and increases in real property tax valuations or rates;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs;

•	the impact of recent changes in U.S. tax laws and uncertainty as to how some of those changes may be applied;

•	changes in governmental regulations or interpretations thereof; and

•	estimates relating to our ability to make distributions to our stockholders in the future.
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

- iii -

MARKET AND INDUSTRY DATA

The market data and certain other statistical information used throughout this Annual Report are based on independent industry publications, government publications or other published independent sources. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on industry surveys and the preparers’ experience in the industry, and there is no assurance that any of the projected amounts will be achieved. We believe that the surveys and market research others have performed are reliable, but we have not independently verified this information. STR Inc. ("STR") is the primary source for third-party market data and industry statistics and forecasts. STR does not guarantee the performance of any company about which it collects and provides data. The reproduction of STR’s data without their written permission is strictly prohibited. Nothing in the STR data should be construed as advice. Some data is also based on our good faith estimates.
TRADEMARKS, SERVICE MARKS AND TRADENAMES

Xenia Hotels & Resorts® and related trademarks, trade names and service marks of Xenia appearing in this Annual Report are the property of Xenia. Unless otherwise noted, all other trademarks, trade names or service marks appearing in this Annual Report are the property of their respective owners, including Marriott International, Inc., Hyatt Corporation, Kimpton Hotel & Restaurant Group LLC, AccorHotels, Loews Hotels, Inc, and Hilton Worldwide Inc. or their respective parents, subsidiaries or affiliates ("Brand Companies"). In the event that any of our management agreements or franchise agreements with the Brand Companies are terminated for any reason, the use of all applicable trademarks and service marks owned by the Brand Companies will cease at the hotel where the management agreement or franchise agreement was terminated; all signs and materials bearing the marks and other indicia connecting the hotel to the Brand Companies will be removed (at our expense).
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
CERTAIN DEFINED TERMS

Except where the context suggests otherwise, we define certain terms in this Annual Report as follows:

•	"ADR" or "average daily rate" means hotel rooms revenue divided by total number of rooms sold in a given period;

•	"occupancy" means the total number of rooms sold in a given period divided by the total number of rooms available at a hotel or group of hotels;

•
"RevPAR" or "revenue per available room" means hotel rooms revenue divided by room nights available to guests for a given period, and does not include non-room revenues such as food and beverage revenue or other operating revenues;

•	"Top 25 Markets" refers to the top 25 U.S. lodging markets as defined by STR;

•	an "upper upscale" hotel refers to an upper upscale hotel as defined by STR;

•	a "luxury" hotel refers to a luxury hotel as defined by STR;

•	an "independent" hotel refers to an independent hotel as defined by STR;

•	a "premium full service hotel" refers to a hotel defined as "upper upscale" or "luxury" by STR; and

•
"AccorHotels," "Hilton," "Hyatt," "Kimpton," "Loews," and "Marriott," mean AccorHotels, Hilton Worldwide Inc., Hyatt Corporation, Kimpton Hotel & Restaurant Group, LLC, Loews Hotels, Inc. and Marriott International, Inc., respectively, as well as their respective parents, subsidiaries or affiliates.

- iv -

PART I
Item 1. Business
General
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts, with a focus on Top 25 Markets and key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through our Operating Partnership. XHR GP, Inc. is the sole general partner of Operating Partnership. XHR GP, Inc. is wholly owned by the Company. On December 31, 2018, the Company collectively owned 97.5% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.5% of the common limited partnership units are owned by the other limited partners comprised of our current executive officers and members of our Board of Directors and includes unvested long term incentive plan ("LTIP") partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, the Company's TRS, which engages third-party eligible independent operators to manage the hotels. The third-party non-affiliated hotel operators manage each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under "Part I-Item 2. Our Principal Agreements."
The Company's consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly owned subsidiaries. The Company's subsidiaries generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and our TRS. The effects of all inter-company transactions are eliminated.
As of December 31, 2018, the Company owned 40 lodging properties with a total of 11,165 rooms.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida, 32801, and our telephone number is (407) 246-8100. The Company’s website is www.xeniareit.com. The information contained on our website or that can be accessed through our website neither constitutes part of this information statement nor is incorporated by reference herein.

The following chart shows our structure as of December 31, 2018:

(1)	Ownership includes unvested LTIP partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives.
Business Objectives and Growth Strategies
Our objective is to allocate capital in order to invest primarily in a high-quality diversified portfolio of uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 Markets and key leisure destinations in the U.S. We invest at valuation levels which we believe will generate attractive risk-adjusted returns. We pursue this objective through the following investment and growth strategies:

•
Pursue Differentiated Investment Strategy Across Targeted Markets. We use our management team’s network of relationships in the lodging industry, real estate brokers and our relationships with multiple hotel brands and management companies, among others, to source acquisition opportunities. When evaluating opportunities, we use a multi-pronged approach to investing that we believe provides us the flexibility to pursue attractive opportunities in a variety of markets across any point in the cycle. We consider the following characteristics when making investment decisions:

-
Market Characteristics. We seek opportunities across a range of urban and dense suburban areas, primarily in the Top 25 Markets and key leisure destinations, in the U.S. We believe that this strategy provides us with a broader range of opportunities and allows us to target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics, and attractive long-term projected RevPAR growth. We believe assets in the Top 25 Markets and key leisure destinations present attractive investment opportunities considering the favorable supply and demand dynamics, RevPAR growth trends, attractive valuations and better opportunities for diversification.

-
Asset Characteristics. We generally pursue uniquely positioned hotels in the upper upscale and luxury segments that are affiliated with leading premium brands, as we believe these segments yield attractive risk-adjusted returns. Within these segments, we seek hotels that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than investing primarily in properties that are heavily dependent on conventions and group business. We seek properties with desirable locations within their markets, exceptional facilities, and other competitive advantages that are hard to replicate. We also favor properties that can be purchased below estimated replacement cost. We believe our focus on uniquely positioned luxury and upper upscale hotel assets, allows us to seek appropriate investments that are well suited for specific markets.

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

Our Financing and Capital Strategy
Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities, as well as with debt financings utilizing staggered maturities. Our debt includes a senior unsecured revolving credit facility, unsecured term loans, mortgage debt collateralized by our hotel properties or leasehold interests under the ground leases on our hotel properties, and may include other types of private and public debt in the future.
We strive to maintain a flexible capital structure that puts us in a position to be opportunistic in allocating capital for investment. As of December 31, 2018, we had a total of $161.6 million of cash on hand, including $70.2 million of restricted cash primarily set aside to maintain our hotels. We have and seek to maintain a modest amount of leverage and closely monitor our near-term debt maturities. Our net debt to adjusted earnings before interest, taxes, depreciation and amortization ratio as of December 31, 2018 was 3.6x based on actual operating results for the year then ended. Our weighted average debt maturity was 4.8 years, including available extension options, and our debt had a weighted average interest rate of 3.82% as of December 31, 2018 (See "Part II-Item 7. Non-GAAP Financial Measures" for the definition of net debt and its reconciliation to net income).
From time to time, we will also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. We are authorized to repurchase up to $175 million of the Company's outstanding Common Stock (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.
We may also issue new equity or debt if we feel that we can accretively use proceeds to acquire assets or make capital improvements that yield attractive risk-adjusted returns on investment. We have an "at-the-market" program ("ATM program") available for selling common stock. We sell common stock under the ATM program from time to time to raise capital when we believe conditions are advantageous. During the year ended December 31, 2018, we issued 5.7 million shares of common stock at a weighted average price of $24.02 through our ATM program and received gross proceeds of $137.4 million.
We anticipate using a portion of cash flows generated from operations to fund future acquisitions as well as for property redevelopments, return on investment initiatives, working capital requirements, and at times, share repurchase programs. Subject to market conditions, we intend to repay amounts outstanding under our senior unsecured revolving credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, sale of assets and cash flows from operations.
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
Seasonality
The lodging industry is seasonal in nature which can be expected to cause fluctuations in our hotel rooms revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property, and competitive mix within the specific location. We expect our revenues and operating income to be the highest during the second quarter of the year followed by the first, third and fourth quarters based on our current portfolio composition.
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
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, approximately 97.5% of the Operating Partnership Units in our Operating Partnership, with the remaining 2.5% owned by our current executive officers and members of our Board of Directors. In the future, we may issue additional common or preferred units in our Operating Partnership from time to time in connection with acquisitions of hotels or for financing, compensation or other reasons.
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
Insurance
We or our third-party management companies carry commercial general liability, commercial property including extended coverage and business interruption, terrorism, cyber liability and umbrella liability coverage on all of our hotels and earthquake, wind, flood, hurricane and environmental coverage on hotels in areas where we believe such coverage is warranted, in each case with deductibles and limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to, losses caused by riots, war or acts of God which are not insurable. We believe our hotels are adequately insured.
Employees
As of December 31, 2018, we had 51 employees. None of our employees are covered by collective bargaining agreements. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the labor at our hotels.
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
Our History
Prior to February 3, 2015, Xenia was a wholly owned subsidiary of InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc. or "InvenTrust"), its former parent. On February 3, 2015, Xenia was spun off from InvenTrust through a taxable pro rata distribution by InvenTrust of the outstanding common stock, $0.01 par value per share (the "Common Stock"), of Xenia to holders of record of InvenTrust's common stock as of the close of business on January 20, 2015 (the "Record Date").  Each holder of record of InvenTrust's common stock received one share of Common Stock for every eight shares of InvenTrust’s common stock held at the close of business on the Record Date (the "Distribution"). In lieu of fractional shares, stockholders of InvenTrust received cash.  In connection with and in order to effectuate the separation and distribution, we and InvenTrust entered into a Separation and Distribution Agreement, among other agreements.  These agreements provided for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and governed certain relationship between us and InvenTrust after the separation.  On February 4, 2015, Xenia’s Common Stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR."  As a result of the Distribution, the Company became a stand-alone, publicly-traded company.
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
Risks Related to Our Business and Industry
Our ability to make distributions to our stockholders may be adversely affected by various operating risks common to the lodging industry, including competition, overbuilding and dependence on business travel and tourism.
We own hotels which have different economic characteristics than many other real estate assets. A typical office property, for example, has long-term leases with third-party tenants, which provides a relatively stable long-term stream of revenue. Hotels, on the other hand, generate revenue from guests who typically stay at the hotel for only a few nights, which causes the room rates and occupancy levels at each of our hotels to change every day, and results in earnings that can be highly volatile.
In addition, our hotels will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:

•	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases, such as norovirus, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), Ebola, and Zika virus;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, wildfires, oil spills, and nuclear incidents;

•	delayed delivery or any material reduction or prolonged interruption of public utilities and services, including water and electric power;

•
decreased corporate or government travel-related budgets and spending and cancellations and/or government shutdowns or closures, deferrals or renegotiations of group business due to adverse changes in general economic conditions and/or changes in laws and regulations;

•	decreased need for business-related travel due to innovations in business-related technology;

•	low consumer confidence, high levels of unemployment or depressed real estate prices;

•	competition from other hotels and alternative accommodations in the markets in which we operate;

•	overbuilding of hotels in the markets in which we operate, which results in increased supply and will adversely affect occupancy and revenues at our hotels;

•	requirements for periodic capital reinvestment to repair and upgrade hotels;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	change in interest rates and the availability, cost and terms of financing;

•	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	oil prices and travel costs;

•	increases in the cost of imported goods and materials due to changes in international tariffs and/or supply chain shortages due to reductions in international imports;

•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities; and

•	risks generally associated with the ownership of hotels and real estate, as we discuss in detail below.
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
Due to its close link with the performance of the general economy, and, specifically, growth in U.S. GDP, the lodging industry is highly cyclical in nature. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions. Since 2010, the lodging industry has had continued growth in line with that of the U.S. economy but there can be no assurance of either any further increase in demand for hotel rooms from past levels or of the timing or extent of any such demand growth in the future. If demand weakens, our operating results and profitability would likely be adversely affected. Worsening of the U.S. or global economy, if experienced, would likely have an adverse impact on the occupancy, ADR and RevPAR of our hotels, and would therefore adversely impact our results of operations and financial condition. In addition, in an economic downturn, luxury and upper upscale hotels and resorts may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates.
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
The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues, occupancy levels, room rates, operating expenses and cash flows. Our quarterly earnings may be adversely affected by factors outside our control, including timing of holidays, weather conditions and poor economic factors in certain markets in which we operate. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on the composition of our current portfolio, assuming a stable macroeconomic environment, we generally expect our revenue to be highest in the second quarter followed by the first, third and fourth quarters. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters in order to make distributions to our stockholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could adversely affect our financial condition, results of operations, and ability to make distributions to stockholders.
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
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any hotel we desire to for the price or on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of the hotel. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the safe harbors applicable to dispositions of properties by REITs require that we hold our hotels for investment, rather than primarily for sale in the ordinary course of business, and that we limit our volume of sales which may cause us to forego or defer sales of hotels that otherwise would be in our best interests. As a result, in certain situations we may be motivated to structure the sale of these assets as tax-free exchanges, the requirements of which, are technical and may be difficult to achieve. Therefore, we may not be able to vary our portfolio promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.
In addition, our ability to dispose of some of our hotels could be constrained by their tax attributes. Hotels that we own for a significant period of time or that we acquire through tax-deferred contribution transactions in exchange for Operating Partnership Units in our Operating Partnership may have low tax bases. If we dispose of these hotels outright in taxable transactions, we may be required to distribute the taxable gain to our stockholders under the requirements of the Code applicable to REITs or to pay tax on that gain, either of which, in turn, would impact our cash flow and increase our leverage. In some cases, we may be restricted from disposing of properties contributed to us in the future in exchange for our Operating Partnership Units under tax protection agreements with contributors unless we incur additional costs related to indemnifying those contributors. To dispose of low tax-basis or tax-protected hotels efficiently, we have used, and may from time to time use, like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the hotel for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes.
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
Difficult economic conditions may adversely affect the hotel industry.
The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand.  If the U.S. economy should falter for any reason, including but not limited to volatility in specialized industries, such as energy and/or technology, the ability of companies to remain competitive both domestically and internationally due to tariffs, and/or government shutdowns, and there is an extended period of economic weakness, a recession or depression, our results of operations, profitability, and financial condition would likely be adversely affected.

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
Under the terms of the hotel management agreements, our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating and capital expenditure budgets, and we do not have the specific authority to require any hotel to be operated in a particular manner. While our TRS lessees closely monitor the performance of our third-party managers, our general recourse under most of the hotel management agreements is limited to termination if our third-party managers are not performing adequately. For example, in many of our hotel management agreements, we have a right to terminate a management agreement if the third-party manager fails to achieve certain hotel performance criteria measured over any two consecutive fiscal years, as outlined in the applicable management agreement. However, even if a third-party manager fails to perform under the terms of its respective management agreement, it generally has the option to avoid a performance termination by paying a performance deficit fee as specified in the applicable management agreement.
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
The result of third-party hotel managers and franchisors consolidating could adversely affect our hotels due to the undefined and unknown costs associated with the integration of property-level point of sale and back-of-house computer systems and other technology related processes, the training and other labor costs associated with the merging of labor forces, and the impact of reward point program consolidation. Additionally, the potential consolidation of third-party hotel managers and franchisors could impact our leveraging power in future management and franchise agreement negotiations. Consolidation of third-party online travel agencies could lead to less negotiating power that our third-party management companies have in setting contract terms for pricing and commissions paid to the online travel agency. The consolidation of these distribution channels may lead to reduced operating profits and/or higher costs of obtaining customers.
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
In our portfolio, 35 of the 40 hotels that we owned as of December 31, 2018 operate under brands owned by Marriott, Hyatt and Kimpton. As a result, our success is dependent in part on the continued success of Marriott, Hyatt and Kimpton and their respective brands. We believe that brands help to drive demand and increase guest loyalty. Consequently, if market recognition or the positive perception of Marriott, Hyatt and/or Kimpton brands is reduced or compromised, the goodwill associated with the Marriott-, Hyatt- and/or Kimpton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hyatt and/or Kimpton were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Hyatt and/or Kimpton could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in Texas, California, and Florida which exposes our business to the effects of regional events and occurrences.
We have a concentration of hotels in Texas, California and Florida. Specifically, as of December 31, 2018, approximately 24%, 20%, and 11% of rooms in our portfolio were located in Texas, California and Florida, respectively. The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities and negative trends in the industry sectors that are concentrated in these markets, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which we are concentrated. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hail storms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other damage to our hotels in specific geographic locations, including in the Texas, California and Florida markets. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event.
As a result of this geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and adverse acts of nature than other areas in the United States.
The departure of any of our key personnel who have significant experience and relationships in the lodging industry could materially and adversely impede or impair our ability to compete effectively and limit future growth prospects.
We depend on the experience and relationships of our senior management team to manage our day-to-day operations and strategic business direction. Our senior management team has an extensive network of lodging industry contacts and relationships, including relationships with global and national hotel brands, hotel owners, financiers, third-party management companies, commercial real estate brokers, developers and management companies. We can provide no assurances that any of our key personnel will continue their employment with us. The loss of services of our senior management team, or any difficulty attracting and retaining other talented and experienced personnel, could adversely affect our ability to source potential investment opportunities, our relationship with global and national hotel brands and other industry participants and the execution of our business strategy. Further, such a loss could be negatively perceived by financial analysts and the investment community, which could reduce the market value of our common stock.
Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially impede our growth.
A key element of our business strategy is to invest in uniquely positioned luxury and upper upscale hotels and resorts, with a focus on the Top 25 Markets and key leisure destinations in the U.S. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured revolving credit facility and unsecured term loans, mortgage loans, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.

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
Ownership of hotels is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate properties. Access to the capital that we need to maintain and renovate existing properties and to acquire new properties is critical to the continued growth of our business and revenues and to remain competitive. We may not be able to fund capital improvements for our existing hotels or acquisitions of new hotels solely from cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to maintain our qualification as a REIT and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures or hotel redevelopment through retained earnings may be restricted. Consequently, we may have to draw down on our senior unsecured revolving credit facility, enter into new unsecured loans or rely upon the availability of new financing arrangements or equity capital to fund capital improvements. Our ability to access additional capital could also be limited by the terms of our senior unsecured revolving credit facility, which restricts our ability to incur debt under certain circumstances.
If we are forced to spend larger amounts of cash from operating activities than anticipated to operate, maintain or renovate existing properties, then our ability to use cash for other purposes, including acquisitions of new properties, could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or acquisitions, which could impair our ability to compete effectively and harm our business and relationship with certain third-party management companies and/or brands.
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
Operating expenses, such as expenses for labor, employee benefits, fuel, utilities, insurance and real estate taxes, are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease. If we are unable to offset these decreases with sufficient revenues across our portfolio, it could materially and adversely affect our results of operations and profitability and our ability to pay distributions could be materially and adversely affected.
The land underlying five of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We lease the land underlying five of our hotels and/or meeting facilities from third parties as of December 31, 2018. Four of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the fifth is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these five hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 47 years. Assuming all renewal options are exercised, the average remaining term is 75 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
Several of our hotels are subject to condominium regimes or master associations with conditions, covenants, and restrictions placed on our properties; therefore, we are subject to risks associated with this type of real estate ownership.

Several of the hotels that we owned as of December 31, 2018 are subject to either a condominium regime or a master association with certain conditions, covenants, and restrictions placed on our property. The management and operation of a condominium or association is generally controlled by a board representing the owners of the individual condominium units or land making up the association, subject to the terms of the related condominium rules, by-laws, or declarations. Generally, the consent of a majority of the board members is required for any actions of the board and a unit owner’s ability to control decisions of the board are generally related to the number of units owned by such owner as a percentage of the total number of units in the condominium or association. In certain cases, we do not have a majority of votes on the condominium or association board, which result in the Company not having control of the related condominium or association.  The board of managers or directors of the related condominium or association generally has discretion to make certain decisions affecting the condominium or association, and we cannot provide any assurances that we will have any control over decisions made by the board of managers or directors. Even if our designated board members, either through control of the appointment and voting of sufficient members of the condominium or association board or by virtue of other provisions in the related condominium or association documents, has consent rights over actions by the condominium associations or other owners, we cannot assure you that the condominium board will not take actions that would materially adversely affect our properties. Thus, decisions made by that board of managers or directors, including regarding assessments to be paid by the unit owners, insurance to be maintained on the condominium and many other decisions affecting the maintenance of that condominium or association, may have a significant adverse impact on our condominium or association interests.  The condominium or association board is generally responsible for administration of the affairs of the condominium or association, including providing for maintenance and repair of common areas, adopting rules and regulations regarding common areas, and obtaining insurance and repairing and restoring the common areas of the property after a casualty and the condominium or association board may have the right to control the use of casualty proceeds.  In addition, the board generally has the right to assess individual owners for their share of expenses related to the operation and maintenance of the common elements. In the event that an owner of another unit fails to pay its allocated assessments, we may be required to pay such assessments in order to properly maintain and operate the common elements of the property.
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
We have entered into management agreements with third-party hotel managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like minimum wage initiatives and other localized changes to wages and additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act, may adversely impact our operating costs. Labor costs can be particularly challenging at our hotels with unionized labor.
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
We intend to maintain or require our third-party management companies to maintain comprehensive insurance on each of our current hotels and any hotels that we acquire, including liability, cyber, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like windstorms, earthquakes and floods caused by climate change or otherwise, and losses from foreign and domestic terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance at our sole cost. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.
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
We face possible risks associated with natural disasters and the physical effects of climate change.
We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, wildfires and shortages of water, any of which could have a material adverse effect on our properties, operations and business. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotel properties, operations or business. To the extent climate change causes changes in weather patterns, our coastal markets also could experience increases in storm intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards.
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

We are increasingly dependent on information technology, and potential cyber-attacks, unauthorized access events, security problems, or other disruptions present risks.
The third-party hotel management companies that operate our hotels rely on information technology networks and systems, including the Internet and cloud-based storage systems, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We have limited contractual ability to require our third-party management companies to implement new or enhanced cyber-security platforms. They may purchase some of their information technology from vendors, on whom our and their systems will depend, and the third-party hotel managers will rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, including personally identifiable information. We will depend upon the secure transmission of this information over public networks. Certain of our third-party hotel management companies’ networks and storage applications have already been, according to publicly released statements, and in the future may continue to be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our third-party hotel managers’ systems could harm us, and we may be financially responsible for certain damages arising out of the harm such events cause to third parties pursuant to our management agreements. As a result, such incidents could have a material impact on our business and adversely affect our financial condition and results of operations.

Certain of our third-party hotel management companies, including Marriott, Hilton and Kimpton, have publicly released statements disclosing cyber-attacks and/or unauthorized access to their guest reservation, point-of-sale systems, and other sensitive databases, some of which have or may have impacted our hotels and the guests that have used our hotel's services and amenities. Although we and our third-party hotel management companies carry cyber and/or privacy liability insurance, this insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches and does not protect against brand reputational risk which may impact future customer loyalty. Furthermore, such insurance may not be available to us or our third-party hotel management companies on commercially reasonable terms, or at all, which could lead to a material adverse effect on our results of operations and financial condition upon the occurrence of such cyber-attack.
At our corporate headquarters, in addition to maintaining our own cyber-risk insurance policy, the Company is continuously working to maintain secure information technology systems and provide ongoing employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches.
Changes in distribution channels, including the increasing use of intermediaries by consumers and companies may adversely affect our profitability.
Our rooms are booked through a variety of distribution channels, including hotel websites, travel agents, internet travel intermediaries and meeting procurement firms. If bookings shift to higher cost distribution channels, including internet travel intermediaries and meeting procurement firms, it could materially impact our profits. Additionally, as intermediary bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our brands and management companies. Many of these internet travel intermediaries are viewed as offering hotel rooms in a commodity-like manner, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. It is possible that consumers and companies will develop brand loyalties to their reservations systems and multi-brand representation rather than to the brands under which our properties are operated. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of sales made through the intermediaries increases significantly, rooms revenues may be lower than expected, and/or expenses may be higher which would adversely affect our profitability.
Risks Related to Our Relationship with InvenTrust and the Separation
Potential indemnification liabilities to InvenTrust pursuant to the Separation and Distribution Agreement could materially adversely affect our operations.
The Separation and Distribution Agreement with InvenTrust provides for, among other things, the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations attributable to periods prior to, at and after the separation, and provisions governing our relationships with InvenTrust following the separation and distribution. Among other things, the Separation and Distribution Agreement provides indemnification obligations designed to make us financially responsible for all liabilities that may exist relating to the "Xenia Business", which consists of the business, operations and activities relating primarily to our portfolio and any other hotels previously owned by Xenia or InvenTrust prior to the separation, other than the Suburban Select Service Portfolio (consisting of 52 suburban select service upscale hotels), whether incurred prior to, at or after the separation and distribution. With respect to the Suburban Select Service Portfolio, notwithstanding the foregoing, we have agreed to assume the first $8 million of liabilities (including any related fees and expenses) incurred following the distribution relating to, arising out of or resulting from the ownership, operation or sale of the Suburban Select Service Portfolio and that relate to, arise out of or result from a claim or demand that is made against Xenia or InvenTrust by any person who is not a party or an affiliate of a party to the Separation and Distribution Agreement, other than liabilities arising from the breach or alleged breach by InvenTrust of certain fundamental representations made by InvenTrust to the third party purchasers of the Suburban Select Service Portfolio. We have also agreed to assume and indemnify InvenTrust for certain tax liabilities attributable to the Suburban Select Service Portfolio. As part of our working capital at the time of distribution, InvenTrust left us with cash estimated to be sufficient to satisfy such tax obligations. As a result, we may be responsible for substantial liabilities under the Separation and Distribution Agreement.
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
We have borrowed money, some of which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2018, approximately $183.0 million, or 16%, of our total debt outstanding bore interest at variable rates which was not hedged by interest rate protection agreements. The remaining balance of our variable debt was either fixed for the entire term of the loan or for a portion of the remaining term of the loan using interest rate hedge agreements.
The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Additionally, LIBOR may cease to be published and could be replaced by alternative benchmarks, which could impact interest rates under our debt agreements.
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.
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
The swaps regulatory provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act could have an adverse effect on our interest rate hedging activities.
Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules adopted by the Commodity Futures Trading Commission (the “CFTC”), the SEC and other prudential regulators establish federal regulation of the over-the-counter derivatives market and entities, such as us, participating in that market. While most of these regulations are already in effect, the implementation process is still ongoing and the CFTC continues to review and refine its initial rulemakings through additional interpretations and supplemental rulemakings. As a result, any new regulations or modifications to existing regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.
The Dodd-Frank Act requires that certain classes of swaps be cleared on a derivatives clearing organization and traded on a Derivatives Contract Market ("DCM") or other regulated exchange, unless exempt from such clearing and trading requirements, which could result in the application of certain margin requirements imposed by derivatives clearing organizations and their members. The CFTC and prudential regulators have also adopted mandatory margin requirements for uncleared swaps entered into between swap dealers and certain other counterparties. While an end-user exception with respect to such mandatory clearing and margin requirements may be available, the application of the mandatory clearing and trade execution requirements and the uncleared swaps margin requirements to other market participants, such as swap dealers, may adversely affect the cost and availability of the swaps that we use for hedging.
Risks Related to Our Status as REIT
Failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2018, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings clause". If we were to rely on a REIT "savings clause", we would have to pay a penalty tax, which could be material.
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
We may face risks in connection with like-kind exchanges pursuant to section 1031 of the Code ("Section 1031 Exchanges").
From time to time, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. In addition, in some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders, and we may be required to make a special dividend payment to our shareholders if we are unable to mitigate the taxable gains realized. Moreover, for exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date, Section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.
The prohibited transactions tax may limit our ability to engage in transactions, including dispositions of assets that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
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
The maximum U.S. federal tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. For taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code could substantially limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations on indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to “offset” certain instruments described in clauses (i) or (ii) of this sentence and certain other requirements are satisfied and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements is likely to constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous to us or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with interest rate fluctuations or other changes than we would otherwise want to bear.
The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock. The Tax Cuts and Jobs Act, or TCJA, significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Additional technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their stockholders, and we and our stockholders could be adversely affected by any such change.
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

•
changes in our revenues, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), EBITDA real estate ("EBITDAre"), Adjusted EBITDAre ("Adjusted EBITDAre"), Funds From Operations ("FFO"), Adjusted FFO ("Adjusted FFO"), or earnings estimates;

•	publication of research reports about us, our hotels or the lodging or overall real estate industry;

•	failure to meet earnings guidance that we provide periodically or analysts’ revenue or earnings estimates;

•	the extent of institutional investor interest in us;

•
the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	additions and departures of key personnel;

•	the performance and market valuations of other similar companies;

•	strategic actions by us or our competitors, such as mergers, acquisitions or restructurings;

•	fluctuations in the stock price and operating results of our competitors;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	the realization of any of the other risk factors presented in this Annual Report;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	events beyond our control, such as wars, terrorist or cyber-attacks, travel-related health concerns, government shutdowns and closures, and natural disasters; and

•	general market and economic conditions, including factors unrelated to our operating performance.
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
We intend to pay regular quarterly distributions to holders of our common stock. We have established our distribution rate based upon our estimate of our annualized cash flow that will be available for distributions. All distributions will be made at the discretion of our Board of Directors and will depend on our historical and projected results of operations, Adjusted EBITDAre, FFO, Adjusted FFO, liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under financing arrangements and applicable law and other factors as our Board of Directors may deem relevant from time to time. No assurance can be given that our projections will prove accurate or that any level of distributions will be made or sustained or achieve a market yield. We may not be able to make distributions in the future or may need to consider various funding sources to cover any shortfall, including borrowing under our senior unsecured revolving credit facility, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable share dividends. Any of the foregoing could cause the market price of our common stock to decline significantly.
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
In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase, and adversely affect our liquidity, FFO, Adjusted FFO and results of operations. In March 2018, we established our ATM program with a syndicate of five banks ("Agents"), pursuant to which we may sell, from time to time, up to an aggregate sales price on $200 million to or through the Agents. From time to time, we may refresh or implement a new at-the-market program. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including Operating Partnership Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

Your percentage ownership in us may be diluted in the future.
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, issuances pursuant to our ATM program and equity awards that may be granted to our directors, officers, employees and consultants. Our Board of Directors has approved an Incentive Award Plan (the "Plan"), which provides for the grant of cash and equity-based awards to our directors, officers, employees, and consultants. We reserved 7,000,000 shares of our common stock for issuance or transfer pursuant to awards under the Plan. For a more detailed description of the Plan, see "Part III-Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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
We own 97.5% of the Operating Partnership Units and the remaining 2.5% of the Operating Partnership Units are owned by the other limited partners comprised of our current executive officers and members of our Board of Directors. However, in connection with our future acquisition of properties or otherwise, we may issue Operating Partnership Units to third parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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
Our Board of Directors may approve very broad investment guidelines and has approved investment and financing guidelines for us. Our Board of Directors may not always review or approve each investment or financing decision made by our senior management team.
Our Board of Directors may authorize our senior management team to follow broad investment guidelines and has approved certain investment and financing guidelines, and as a result, we expect that our senior management team will have latitude, and in some instances, certain levels of discretion and authority in determining the assets that are proper investments for us, as well as the individual investment decisions, and how we finance such investments. Our senior management team may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. We expect that our Board of Directors may not always approve each proposed investment or financing strategy by our senior management team.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2018, we owned a portfolio of 40 operating hotels across 17 states. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring uniquely positioned luxury and upper upscale hotels and resorts primarily in the Top 25 Markets and key leisure destinations in the U.S.
Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 88% of our rooms operating under Marriott, Hyatt or Kimpton brands. The following table sets forth our brand affiliations as of December 31, 2018:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	5	587	5.3%
Marriott	7	2,596	23.2%
Renaissance	2	1,014	9.1%
Residence Inn	1	221	2.0%
Ritz-Carlton	2	567	5.1%
Westin	2	875	7.8%
Subtotal	19	5,860	52.5%

Hyatt
Andaz	3	451	4.0%
Hyatt Centric	1	120	1.1%
Hyatt Regency	3	1,777	15.9%
Park Hyatt	1	327	2.9%
Unbound Collection	1	119	1.1%
Subtotal	9	2,794	25.0%

Kimpton	7	1,124	10.1%

AccorHotels - Fairmont	2	730	6.5%

Loews	1	285	2.6%

Hilton - Waldorf Astoria	1	127	1.1%
Total branded	39	10,920	97.8%

Independent	1	245	2.2%

Total portfolio	40	11,165	100%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2018(1):

Hotel	Rooms	Year Acquired/Opened	State	Brand Parent Company	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah	151	2013	GA	Hyatt	Hyatt	L
Bohemian Hotel Celebration, an Autograph Collection Hotel	115	2013	FL	Marriott	Kessler	UU
Bohemian Hotel Savannah Riverfront, an Autograph Collection Hotel	75	2012	GA	Marriott	Kessler	UU
Canary Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Fairmont Dallas	545	2011	TX	AccorHotels	Accor	L
Fairmont Pittsburgh	185	2018	PA	AccorHotels	Accor	L
Grand Bohemian Hotel Charleston, an Autograph Collection Hotel	50	2015	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, an Autograph Collection Hotel	100	2015	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, an Autograph Collection Hotel(4)	247	2012	FL	Marriott	Kessler	UU
Hotel Commonwealth(5)	245	2016	MA	Independent	Sage	I
Hotel Monaco Chicago	191	2013	IL	Kimpton	Kimpton	UU
Hotel Monaco Denver	189	2013	CO	Kimpton	Kimpton	UU
Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Hotel Palomar Philadelphia(4)	230	2015	PA	Kimpton	Kimpton	UU
Hyatt Centric Key West Resort & Spa	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Grand Cypress	779	2017	FL	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara(4)(5)	505	2013	CA	Hyatt	Hyatt	UU
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch	493	2017	AZ	Hyatt	Hyatt	UU
Loews New Orleans Hotel	285	2013	LA	Loews	Loews	L
Lorien Hotel & Spa	107	2013	VA	Kimpton	Kimpton	UU
Marriott Charleston Town Center(4)(5)	352	2011	WV	Marriott	Marriott	UU
Marriott Chicago at Medical District / UIC	113	2008	IL	Marriott	Davidson	UU
Marriott Dallas City Center(4)	416	2010	TX	Marriott	Marriott	UU
Marriott Griffin Gate Resort & Spa	409	2012	KY	Marriott	Marriott	UU
Marriott Napa Valley Hotel & Spa	275	2011	CA	Marriott	Sage	UU
Marriott San Francisco Airport Waterfront(4)	688	2012	CA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	343	2007	TX	Marriott	Marriott	UU
Park Hyatt Aviara Resort, Golf Club & Spa	327	2018	CA	Hyatt	Hyatt	L
Renaissance Atlanta Waverly Hotel & Convention Center(4)	522	2012	GA	Marriott	Renaissance	UU
Renaissance Austin Hotel	492	2012	TX	Marriott	Renaissance	UU
Residence Inn Boston Cambridge(4)	221	2008	MA	Marriott	Residence Inn	U
The Ritz-Carlton, Denver	202	2018	CO	Marriott	Marriott	L
The Ritz-Carlton, Pentagon City(4)(5)	365	2017	VA	Marriott	Marriott	L
RiverPlace Hotel	85	2015	OR	Kimpton	Kimpton	UU
Royal Palms Resort & Spa	119	2017	AZ	Hyatt	Hyatt	L
Waldorf Astoria Atlanta Buckhead	127	2018	GA	Hilton	Waldorf Astoria	L
Westin Galleria Houston	469	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria	406	2013	TX	Marriott	Westin	UU

(1)	Includes only the hotels in our portfolio as of December 31, 2018. See "Basis of Presentation."

(2)
"Davidson" refers to Davidson Hotel Company LLC; "Accor" refers to Accor Management U.S. Inc.; "Hyatt" refers to Hyatt Corporation; "Kessler" refers to Kessler Collection Management, LLC; "Kimpton" refers to Kimpton Hotel & Restaurant Group, LLC; "Loews" refers to Loews New Orleans Hotel Corp.; "Marriott" refers to Marriott Hotel Services, Inc.; "Renaissance" refers to Renaissance Hotel Operating Company; "Residence Inn" refers to Residence Inn by Marriott, LLC.; "Sage" refers to affiliates of Sage Hospitality Resources, LLC; "Waldorf Astoria" refers to Waldorf Astoria Management, LLC; and "Westin" refers to Westin Operator, LLC.

(3)	"L" refers to Luxury; "UU" refers to Upper Upscale; "U" refers to Upscale; "I" refers to Independent.

(4)	This property is subject to mortgage debt as of December 31, 2018.

(5)	This hotel is subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements- Ground Leases" for more information.
Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 40 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with an independent hotel management company. Approximately 18% of our hotels (based on the number owned as of December 31, 2018), which we refer to as "franchised hotels" are also operated under distinct franchise agreements, a few of which are with an affiliate of the hotel’s management company. Approximately 80% of our hotels (based on the number owned as of December 31, 2018) receive the benefit pursuant to the hotel’s management agreement, which we refer to as "brand-managed hotels."
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
Of our brand-managed hotels, approximately 49% of our hotels (by room count as of December 31, 2018) are managed by Marriott and its affiliates, approximately 28% are managed by Hyatt, approximately 11% are managed by Kimpton, and the rest are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term of between 20 to 30 years, and have an average remaining term of approximately 13 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. Including the exercise of all renewal options the average remaining term of our management agreements is approximately 27 years.
Fees
Our management agreements for brand-managed hotels typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is typically 3.0% of gross hotel revenues or receipts, but ranges from approximately 1.0% to 7.0%, the highest of which also include fees for additional non-management services. The incentive management fees range from 8% to 35% of net operating income (or other similar metrics, such as gross operating profit, as defined in the management agreement) remaining after deducting a priority return typically equal to 8.5% to 11% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies in a majority of the agreements. Many management agreements also require the maintenance of a capital reserve fund ranging between 1% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.

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
Sale of a Hotel
Our management agreements for our brand-managed hotels generally provide that we cannot sell a hotel to a person who: (i) does not have sufficient financial resources, (ii) is of bad moral character, (iii) is a competitor to the brand, or (iv) is a specially designated national or blocked person, as set forth in the applicable management agreement. Under most agreements, we will default if we proceed with a sale without the management company’s consent and the assignment of the hotel’s management agreement. Some of the agreements provide that our sale or transfer of the hotel to an affiliate does not require us to obtain the consent of the management company.
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
Term
Our management agreements for franchised hotels generally contain initial terms between five and 15 years with an average remaining initial term of approximately five years. Almost all of these agreements either do not contemplate a renewal or extension of the initial term or cannot be extended without our consent, and the rest may be extended at the option of the management company if certain conditions are met. Assuming all renewal or extension options are exercised, the average remaining term is approximately six years.
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 1.5% to 2.5% of gross hotel revenue, with some base fees increasing over time. Almost all of the incentive management fees range from 10% to 30% of net operating income (or other similar metric, as defined in the management agreement) remaining after deducting a priority return typically equal to 9% to 9.5% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements.
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
Franchise Agreements
Our franchised hotels operate under franchise agreements with Marriott. Pursuant to our franchise agreements, we are granted rights to use the franchisor’s name, marks and system in the operation of our hotels. Franchisors also provide us with a variety of services and benefits, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. In return, our TRS lessees, as the franchisees, are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees must comply, and ensure consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To ensure our compliance, most of the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor. We are also required to participate in the applicable loyalty rewards program for each brand.
Term
Our franchise agreements contain initial terms of 17 to 20 years, with an average remaining initial term of approximately 12 years. Almost all of our franchise agreements do not contemplate any renewals or extensions of the initial term.

Fees
Substantially all of our franchise agreements require that we pay a royalty fee ranging between 2% and 6% of the gross room revenue of the applicable hotel and, for certain full service hotels, an additional fee ranging between 2% and 3% on gross food and beverage revenue. We must also pay marketing, reservation or other program fees ranging between 1% and 1.5% of the gross room revenue as well as other fees. In addition, under substantially all of our franchise agreements, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards. Under certain agreements, such expenditures are mandated at set periods, with at least some level of expenditure required every five to six years. Many franchise agreements also require the maintenance of a capital reserve fund ranging between 3% and 4% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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

Ground Leases
The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2018 associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent(1)	Base Rent Increases at Renewal	Lease Type
Ground lease: Entire Property
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years(2)	$62,013	No increase unless lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
Marriott Charleston Town Center	December 11, 2067	4 x 10 years	$5,000	No increase unless hotel is expanded beyond 356 guest rooms, at which time rent shall increase on a pro rata basis(3)	Triple Net
Hotel Commonwealth	December 19, 2087	None	$0.83	Not applicable	Triple Net
The Ritz-Carlton, Pentagon City	May 7, 2040	2 x 25 years	$53,375	Fair market rent adjustment at commencement of lease renewal	Triple Net
Ground lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights(4)	$10,419(5)	Not applicable	Triple Net

(1)
In addition to minimum rent, the Company may owe percentage rent. In particular, Hyatt Regency Santa Clara incurs percentage rent based on a percentage of rooms revenue and ballroom receipts, which has exceeded the minimum base rent for the years ended December 31, 2018, 2017 and 2016. Marriott Charleston Town Center, per an amendment signed in December 2017, incurs supplemental rent equal to the greater of (i) 0.5% of annual gross revenues or (ii) $85 thousand. The Ritz-Carlton, Pentagon City incurs the greater of (i) minimum base rent or (ii) five percent (5%) of guest room revenues, which has exceeded minimum base rent for the year ended December 31, 2018.

(2)	The Company has a right of first refusal to purchase all or a portion of certain areas covered by the two separate leases.

(3)	If the hotel is increased from 356 to 500 rooms, the new annual base rent will increase to $85 thousand.

(4)	The Company has a right of first refusal to purchase the property, which must be exercised within 60 days of receiving the third party’s terms from the landlord.

(5)
The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index. The monthly minimum or base rent in this chart is for the period from January 1, 2018 through December 31, 2018.

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
Our common stock, par value $0.01 per share, has been listed and traded on the New York Stock Exchange ("NYSE") under the symbol "XHR" since February 4, 2015.
Shareholder Information
As of February 22, 2019, there were 14,164 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by bank, brokers and other financial institutions. Also at February 22, 2019 there were twelve holders (other than our Company) of our Operating Partnership Units comprising our executive officers and members of our Board of Directors. A majority of the Operating Partnership Units are currently unvested. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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
The following tables set forth information regarding the declaration, payment and income tax characterization of distributions paid per share for the years ended December 31, 2018 and 2017.

Common Stock
The Company paid the following dividends on common stock during the year ended December 31, 2018 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2018	March 30, 2018	April 13, 2018
$0.275	June 30, 2018	June 29, 2018	July 13, 2018
$0.275	September 30, 2018	September 28, 2018	October 15, 2018
$0.275	December 31, 2018	December 31, 2018	January 15, 2019

(1)	For income tax purposes, dividends paid per share on our common stock in 2018 were 100% taxable as ordinary income.
The Company paid the following dividends on common stock during the year ended December 31, 2017 (2):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2017	March 31, 2017	April 14, 2017
$0.275	June 30, 2017	June 30, 2017	July 14, 2017
$0.275	September 30, 2017	September 29, 2017	October 13, 2017
$0.275	December 31, 2017	December 29, 2017	January 12, 2018

(2)	For income tax purposes, dividends paid per share on our common stock in 2017 were 96.2% taxable as ordinary income and 3.8% taxable as return of capital.
Share Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except that which we specifically incorporate by reference into such filing.
The following graph provides a comparison of the cumulative total return on our common shares from February 4, 2015, to the NYSE closing price per share on December 31, 2018, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on February 4, 2015 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

		Value of Investment at December 31,
Name	February 4, 2015	2015	2016	2017	2018
Xenia Hotels & Resorts, Inc.	$100.00	$77.55	$105.36	$123.98	$102.64
DJUSHL REIT Index	100.00	72.24	85.80	88.55	73.63
Russell 2000 Index	100.00	95.34	113.91	129.44	112.33
FTSE NAREIT Equity Index	100.00	96.85	105.21	114.34	109.71
Recent Sales of Unregistered Securities
None.
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
No shares were purchased as part of the Repurchase Program during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, 240,352 shares and 4,966,763 shares, respectively, were repurchased under the Repurchase Program, at a weighted average price of $17.07 and $14.89 per share, respectively, for an aggregate purchase price of $4.1 million and $74.0 million, respectively. As of December 31, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.

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
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues:
Rooms revenues	$659,697	$623,331	$653,944	$663,224	$631,901
Food and beverage revenues	335,723	266,977	246,479	259,036	235,066
Other revenues	62,787	54,969	49,737	53,884	59,699
Total revenues	$1,058,207	$945,277	$950,160	$976,144	$926,666
Expenses:
Rooms expenses	154,716	142,561	146,050	148,492	140,128
Food and beverage expenses	214,935	173,285	161,699	167,840	158,243
Other direct expenses	19,677	14,438	12,848	17,984	28,556
Other indirect expenses	254,881	229,957	224,779	226,522	214,272
Management fees	45,553	43,459	47,605	49,818	52,104
Total hotel operating expenses	$689,762	$603,700	$592,981	$610,656	$593,303
Depreciation and amortization	157,838	152,977	152,418	148,009	141,807
Real estate taxes, personal property taxes and insurance	47,721	44,310	46,248	49,717	44,625
Ground lease expense	4,882	5,848	5,447	5,204	5,541
General and administrative expenses	30,460	31,552	31,374	25,142	38,895
Gain on business interruption insurance	(5,043)	(559)	—	—	—
Business management fees	—	—	—	—	1,474
Acquisition and terminated transaction costs	275	1,578	154	5,046	1,192
Pre-opening and hotel rebranding expenses	488	—	—	1,411	—
Impairment and other losses	—	2,254	10,035	—	5,378
Separation and other start-up related expenses	—	—	—	26,887	—
Total expenses	$926,383	$841,660	$838,657	$872,072	$832,215
Operating income	$131,824	$103,617	$111,503	$104,072	$94,451
Gain on sale of investment properties	123,540	50,747	30,195	43,015	693
Other income	1,162	853	3,377	4,916	324
Interest expense	(51,402)	(46,294)	(48,113)	(50,816)	(57,427)
Loss on extinguishment of debt	(599)	(274)	(5,155)	(5,761)	(1,713)
Equity in losses and gain on consolidation of unconsolidated entity, net	—	—	—	—	4,216
Income before income taxes	$204,525	$108,649	$91,807	$95,426	$40,544
Income tax expense	(5,993)	(7,833)	(5,077)	(6,295)	(5,865)
Net income from continuing operations	$198,532	$100,816	$86,730	$89,131	$34,679
Net (loss) income from discontinued operations	—	—	—	(489)	75,120
Net income	$198,532	$100,816	$86,730	$88,642	$109,799
Non-controlling interests in consolidated entities	288	99	268	567	—
Non-controlling interests of common units in Operating Partnership	(5,132)	(2,053)	(1,143)	(451)	—
Less: Net (income) loss attributable to non-controlling interests	$(4,844)	$(1,954)	$(875)	$116	$—
Net income attributable to the Company	$193,688	$98,862	$85,855	$88,758	$109,799
Distributions to preferred stockholders	—	—	—	(12)	—
Net income attributable to common stockholders	$193,688	$98,862	$85,855	$88,746	$109,799

	Year Ended December 31,
	2018	2017	2016	2015	2014
Basic and diluted earnings per share:
Income from continuing operations available to common stockholders	$1.75	$0.92	$0.79	$0.79	$0.31
Income from discontinued operations available to common stockholders	—	—	—	—	0.66
Net income per share available to common stockholders - basic and diluted	$1.75	$0.92	$0.79	$0.79	$0.97
Weighted average number of common shares (basic)	110,124,142	106,767,108	108,012,708	111,989,686	113,397,997
Weighted average number of common shares (diluted)	110,377,734	107,019,152	108,142,998	112,138,223	113,397,997
Selected Balance Sheet Data as of December 31,
Net investment properties, excluding assets held for sale(1)(2)(3)	$2,875,146	$2,690,855	$2,443,589	$2,414,799	$2,449,260
Cash and cash equivalents	$91,413	$71,884	$216,054	$122,154	$163,053
Dividends declared on common stock and units	$123,408	$118,369	119,270	93,576	—
Total assets	$3,170,087	$3,115,308	$2,860,345	$3,005,944	$2,949,076
Total debt, excluding held for sale(2)(3)	$1,155,088	$1,322,593	$1,077,132	$1,094,536	$1,197,563
Total equity	$1,852,705	$1,645,086	$1,651,567	$1,743,358	$1,520,921
Other Financial Data:
Adjusted EBITDAre attributable to common stock and unit holders(4)	$299,813	$270,286	$287,328	$293,010	$241,348
Adjusted FFO attributable to common stock and unit holders(4)	$245,399	$219,978	$238,241	$241,635	$182,732

(1)
As of December 31, 2017, excludes the assets held for sale related to the Aston Waikiki Beach Hotel, which was sold in March 2018. As December 31, 2016, 2015, 2014, these assets were included in net investment properties.

(2)
As of December 31, 2015, excludes the assets held for sale and the liabilities associated with assets held for sale for the nine hotels sold during the year ended December 31, 2016. As of December 31, 2014 these assets and related liabilities associated with held for sale assets were included in net investment properties and total debt.

(3)	As of December 31, 2014, excludes the assets held for sale and the liabilities associated with assets held for sale for the the Hyatt Regency Orange County.

(4)
See "Non-GAAP Financial Measures" below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description and reconciliation of Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders and a description of how these performance measures are useful to investors as key supplemental measures of our operating performance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included herein this Annual Report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Special Note Regarding Forward-Looking Statements" and "Part I-Item 1A. Risk Factors" contained in this Annual Report and in our other reports that we file from time to time with the SEC.
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts, with a focus on the Top 25 Markets as well as key leisure destinations in the U.S. As of December 31, 2018, we owned 40 hotels, comprising 11,165 rooms, across 17 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, AccorHotels, Loews, and Hilton, as well as leading independent management companies.
We plan to grow our business through a differentiated acquisition strategy, aggressive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected hotel revenue growth with a focus on the Top 25 Markets as well as key leisure destinations. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities which best fit our investment criteria. We primarily own and pursue hotels and resorts in the luxury and upper upscale hotel segments that are affiliated with premium leading brands, as we believe that these segments yield attractive risk-adjusted returns. Within these segments, we focus on hotels that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than hotels that are heavily dependent on conventions and group business.
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the consolidated statements of operations and comprehensive income.
Market Outlook
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which grew at annual rate of approximately 3.4% as of the end of the third quarter of 2018 according to the U.S. Department of Commerce, compared to approximately 2.3% annual growth in 2017. This growth was primarily driven by consumer spending on goods and services, private inventory investment, and federal, state and local government spending coupled with a stable unemployment rate below 5%. In addition to these favorable macroeconomic factors, demand growth in the U.S. lodging industry was 2.5% during 2018, which was tempered by supply growth of 2.0%. These factors combined led to an increase in industry RevPAR of 2.9% for the year ended December 31, 2018 compared to 2017. Industry RevPAR growth was primarily driven by ADR growth of 2.4% in addition to an increase in occupancy of 0.5% for the year ended December 31, 2018, per industry reports.
We anticipate the recent favorable macroeconomic trends will begin to temper in 2019 leading to only moderate growth in the overall U.S. lodging industry and in our portfolio. However, due to increasing labor and overhead costs, we expect it will be challenging to continue to grow our operating margins. Due to changes in our portfolio composition during 2018, we expect a decrease in net income during 2019 attributed to the three hotels disposed, a majority of which is expected to be offset by the contribution in net income from the four hotels we acquired. We anticipate the ongoing result of transactions will have a positive impact on certain key performance measures as the acquired hotels generate higher RevPARs than those sold and that it will continue to lead to an evolution in our sales mix and the seasonality in our earnings. Also during 2018, we completed significant portfolio renovations that may positively impact RevPAR growth during 2019, as we start to see the benefit from such renovations.
New hotel supply has continued to increase in several of our markets, and we anticipate the rate of new supply growth will increase in 2019. We have recently and expect to continue to undertake capital projects at several of our hotels to continue to enhance our portfolio, which may impact operations even though we strive to make such improvements at ideal times in order to minimize disruption in revenues.
Given inherent uncertainties regarding the lodging industry outlook, there can be no assurances that any increases in hotel revenues or earnings at our properties will occur, for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. or global economy, changes in travel patterns for business and leisure, or volatility in the energy and/or technology industries. See "Part I-Item 1A. Risk Factors."
Significant Events
The following events were significant highlights during the year ended December 31, 2018:

•
In January 2018, the Company amended and restated its senior unsecured revolving credit facility, and upsized it from $400 million to $500 million and extended the maturity an additional three years to February 2022, with two additional six-month extension options. The credit facility’s interest rate is now based on a pricing grid with a range of 150 to 225 basis points over LIBOR as determined by the Company’s leverage ratio, a reduction from the previous pricing grid which ranged from 150 to 245 basis points over LIBOR.

•
In March 2018, the Company entered into an "At-the-Market" ("ATM") Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate gross offering price of up to $200 million. During the year ended December 31, 2018, the Company received gross proceeds $137.4 million from the issuance of 5,719,959 shares of its common stock at an average price per share of $24.02 in accordance with the ATM Agreement. As of December 31, 2018, the Company had $62.6 million available for issuance under the ATM Agreement.

•	Also in March 2018, the Company completed the sale of the leasehold interest in the 645-room Aston Waikiki Beach Hotel for $200 million, resulting in a gain of $42.3 million.

•	In August 2018, the Company acquired a fee-simple interest in the 202-room Ritz-Carlton located in Denver, Colorado for a net purchase price of approximately $99.5 million.

•	In September 2018, the Company acquired the fee-simple interest in the 185-room Fairmont located in Pittsburgh, Pennsylvania for a purchase price of $30.0 million.

•
In October 2018, the Company acquired the remaining 25% membership interest in both the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook for a combined purchase price $12.2 million. Simultaneously with the purchase of the membership interests, the Company repaid the outstanding principal balance of two mortgage loans collateralized by these hotels totaling $43.4 million.

•	In November 2018, the Company acquired the 327-room Park Hyatt Aviara Resort, Golf Club & Spa in Carlsbad, California for a net purchase price of $170 million.

•
In November 2018, the Company completed the disposition of the 300-room Hilton Garden Inn Washington D.C. Downtown for a sale price of $128 million and recognized a gain on sale of approximately $58.4 million.

•
In December 2018, the Company acquired a 127-room luxury hotel in Atlanta, Georgia that was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon completion of the acquisition. As part of the acquisition of the hotel, the Company also acquired a free-standing restaurant unit that is part of the same mixed-use development. The restaurant is currently leased and operated as Del Frisco's Grille. The total purchase price was $60.5 million.

•	In December 2018, the Company completed the disposition of the 228-room Residence Inn Denver City Center for $92 million and recognized a gain on sale of approximately $22.9 million.

•
In addition to changes in our portfolio composition, we invested $108.2 million during 2018 in capital expenditures which we believe will drive positive performance at these properties in the future. This included the following capital projects for our current portfolio:

◦	Lorien Hotel & Spa - Renovation of all guestrooms and guest corridors. This renovation was completed in February.

◦	Marriott San Francisco Airport Waterfront - Renovation of the lobby and great room including a substantial bar upgrade. This project was completed in February.

◦	Hotel Monaco Denver - Renovation of all guestrooms, guest corridors, and bathrooms, resulting in walk-in showers in 75% of the guestrooms. This renovation was completed in March.

◦	Marriott Chicago at Medical District/UIC - Renovation of all guestrooms, guest corridors, and bathrooms, resulting in walk-in showers in 78% of the guestrooms. This renovation was completed in March.

◦	Andaz Savannah - Renovation of all guestrooms. This renovation was completed in May.

◦	Hotel Monaco Chicago - Renovation of the restaurant and bar and reconcepting to Fisk & Co. This renovation and reconcepting was completed in April.

◦	RiverPlace Hotel - Renovation of the restaurant and bar and reconcepting to King Tide Fish & Shell. This renovation and reconcepting was completed in April.

◦
Westin Galleria Houston - Transformation of the 24th floor, including the creation of a concierge lounge and fitness center, as well as a complete renovation of the meeting space. Renovation of the lobby including the addition of a lobby bar. This renovation was substantially completed in April.

◦
Westin Oaks Houston - Renovation of all guestrooms, guest corridors, and bathrooms, resulting in walk-in showers in 75% of the guestrooms, the conversion of all double queen-bedded rooms to double kings, and the transformation of 16 large guestrooms into one-bedroom suites.  This renovation was completed in May.

◦	Marriott Dallas City Center - Renovation of all guestrooms, guest corridors, and bathrooms, resulting in walk-in showers in 75% of the guestrooms. This renovation was completed in September.

◦	Hyatt Regency Grand Cypress - Renovation of all guestrooms and guest corridors. This renovation was completed in October.

◦
Marriott Woodlands Waterway Hotel & Convention Center - Renovation of the meeting space including the 66,000 square feet of event and pre-function space. This renovation is expected to be completed in 2019.

•
During 2018, we completed several significant financing activities that allowed us to further reduce our floating interest rate risk exposure to 16% of outstanding total debt at December 31, 2018 from 28% at December 31, 2017. We achieved this by entering into various swaps to fix LIBOR on $65 million of existing variable rate mortgage loans collateralized by our hotel properties. We also repaid six variable rate mortgage loans totaling $231 million and a $41 million variable rate mortgage loan that was hedged. In addition, the Company received $148 million in proceeds from the funding of a new term loan, a new mortgage loan and incremental proceeds upon refinancing of an existing mortgage loan.

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

Our Revenues and Expenses
Revenues
Our revenues are derived from hotel operations and are composed of the following sources:

•
Rooms revenues - Represents the sale of rooms at our hotel properties and accounts for a substantial majority of our total revenue. Occupancy and ADR are the major drivers of room revenue. The business mix and distribution channel mix of the hotels are significant determinants of ADR.

•
Food and beverage revenues - Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s food and beverage outlets).

•
Other revenues - Represents ancillary revenue such as parking, resort fees, golf, spa services, telephone and other guest services, and tenant leases. Occupancy and the nature of amenities at the property are the main drivers of other revenue.

Expenses
Our operating expenses consist of costs to provide hotel services and corporate-level expenses. The following are components of our expenses:

•
Rooms expenses - These costs include housekeeping wages and payroll taxes, room supplies, laundry services and front desk costs. Similar to rooms revenue, occupancy is the major driver of rooms expense and as a result, rooms expense has a significant correlation to rooms revenue. These costs as a percentage of revenue can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.

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

•
Ground lease expense - Ground lease expense represents the rent associated with land underlying our hotels and/or meeting facilities that we lease from third parties. It also includes the above and below market lease amortization for lease intangibles determined as part of the initial purchase price allocation at acquisition.

•
General and administrative expenses - General and administrative expenses primarily consists of compensation expense for our corporate staff and personnel supporting our business, office administrative and related expenses, legal and professional fees, and other corporate costs.

•
Gain on business interruption insurance - Gain on business interruption insurance consists of insurance settlements for lost income that was covered per the terms of our respective insurance policies, which was in excess of insurance deductibles.

•
Acquisition and terminated transaction costs - Acquisition and terminated transaction costs typically consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit and acquisitions of hotel investments. Prior to January 1, 2018, we accounted for the acquisition of hotels as business combinations and therefore expensed all the related transaction costs. Beginning January 1, 2018, upon adoption of Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, we evaluated each acquisition to determine if it was an asset acquisition or acquired business. During the year ended December 31, 2018, we accounted for all acquisitions as an asset acquisition and therefore capitalized the related transaction costs. As a result, these costs will vary depending on the timing, volume and nature of acquisition activity.

•
Pre-opening and hotel rebranding expenses - In December 2018, the Company acquired the Mandarin Oriental, Atlanta, which was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon closing of the acquisition. Pre-opening and hotel rebranding expenses represent costs incurred as part of the rebranding and management transition efforts, which were not eligible to be capitalized.

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

•
Seasonality - The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our hotel rooms revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on historical results for our current portfolio, our revenues and operating income are highest during the second quarter followed by the first, third and fourth quarters, which we expect to be consistent from year to year for our current portfolio.

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

Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as RevPAR; ADR; Occupancy; EBITDA, EBITDAre and Adjusted EBITDAre; FFO and Adjusted FFO. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, Occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDA and EBITDAre, FFO, Adjusted EBITDAre and Adjusted FFO.
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
Investment in Hotel Properties
Following the adoption of ASU 2017-01 on January 1, 2018, investments in hotel properties, including land and land improvements, building and building improvement, furniture, fixtures and equipment, and identifiable intangibles assets, will generally be accounted for as asset acquisitions. The determination of whether or not an acquisition qualifies as an asset acquisition or business combination is an area that requires management's use of judgment in evaluating the criteria of the screen test.
Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition, which includes direct acquisition-related costs. Identifiable assets include land, land improvements, building, furniture, fixtures and equipment and identifiable intangible assets or liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements assumed in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. The allocation of the purchase price to elements of our acquired hotel properties is an area that requires judgment and significant estimates. Therefore, the amounts allocated to acquired assets and liabilities could be materially different than if that transaction had occurred on a different date or in a different location. At times estimates are determined based on limited data for comparable market transactions, such as discount rates used in the market or income valuation approach or the purchase involves land or a ground lease in a niche market. This could materially impact the allocation to identifiable assets and the related amortization and depreciation over future periods if the value was assigned to another identifiable asset acquired.
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
Impairment
We review our investments in hotel properties, including the related intangible assets and goodwill, for possible impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, we perform an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If it is determined that the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss recognized. In the evaluation of impairment of our hotel properties, we make many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so or the amount of such charges may be inaccurate.

Results of Operations
Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the actual period of ownership by the Company, increased 4.8% to $162.64 for the year ended December 31, 2018 compared to $155.12 for the year ended December 31, 2017, respectively. The increase in our total portfolio RevPAR compared to prior year was driven by the moderate demand increase in the overall U.S. lodging industry and in our markets but was also attributable to changes in our portfolio composition. Since the second quarter of 2017, we have acquired eight premium hotels and completed the disposition of ten hotels, which were primarily select service upscale hotels, and as such these transactions contributed to net increases in the Company's overall portfolio metrics during the year ended December 31, 2018. In addition to increasing our total portfolio RevPAR for the year ended December 31, 2018, these transactions resulted in a change in the seasonality of our portfolio's earnings, as the hotels acquired generally have their highest demand during the first and second quarters.
Excluding acquisitions and dispositions, our 32-comparable hotels were impacted by renovation projects at 11 hotels during the first quarter of 2018, which included guest room renovations at seven hotels, and caused disruption in rooms revenue. These renovations were completed or substantially completed by the end of the first quarter. In the second quarter of 2018, we began several renovation projects, including guest room renovations at Marriott Dallas City Center and Hyatt Regency Grand Cypress, which were completed in the third quarter. During the third quarter of 2018, we completed the meeting space renovation at the Westin Galleria Houston and made significant progress on the renovation of the meeting space at Marriott Woodlands Waterway Hotel & Convention Center, which is anticipated to be completed in the first half of 2019. In the fourth quarter of 2018, we continued construction on the Hyatt Regency Grand Cypress ballroom expansion, and began the meeting space renovation at Marriott Griffin Gate Resort & Spa and the guestrooms renovation at Hotel Monaco Chicago. In addition to portfolio renovations, the fourth quarter benefited from a strong performance for our comparable hotels.
Net income increased 96.9% for the year ended December 31, 2018 primarily due to the gain on sale from the disposition of three hotels in 2018, which represented a $72.8 million increase compared to the gain on sale of investment properties recognized during 2017. Net income also benefited from an additional $22.5 million of net operating income contributed by the eight acquisitions during 2018 and 2017 offset by the 10 dispositions during 2018 and 2017, an increase of $4.5 million in gain on business interruption insurance primarily attributed to Hyatt Centric Key West Resort & Spa and our two Napa hotels, the non-recurring impairment and other losses for cleanup costs and repairs totaling $2.3 million attributed Hurricanes Harvey and Irma that were incurred in 2017, and a $1.8 million decrease in federal income taxes due to a lower effective tax rate in 2018 than 2017. These increases were offset by a $0.9 million decrease attributed to our 32-comparable hotels and a $5.1 million increase in interest expense.
Adjusted EBITDAre attributable to common stock and unit holders for the year ended December 31, 2018 increased 10.9% compared to 2017 and Adjusted FFO attributable to common stock and unit holders increased 11.6% for the year ended December 31, 2018 compared to 2017. These increases were primarily attributable to the changes in our portfolio composition from acquisitions and dispositions and the timing of such transactions and the gain on business interruption insurance proceeds. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Portfolio Composition
As of December 31, 2018, the Company owned 40 lodging properties, all of which were wholly owned, with a total of 11,165 rooms. As of December 31, 2017, the Company owned 39 lodging properties, 37 of which were wholly owned, with a total of 11,533 rooms. As of December 31, 2016, the Company owned 42 lodging properties, 40 of which were wholly owned, with 10,911 rooms. The remaining two hotels for the years ended December 31, 2017 and 2016 were owned through individual investments in real estate entities in which the Company had a 75% ownership interest in each investment. During the year ended December 31, 2018, the Company acquired the remaining non-controlling interest in both of these entities.

The following represents the disposition details for the properties sold in the years ended December 31, 2018, 2017 and 2016 (in thousands, except rooms):

Property	Date	No. of Rooms	Gross Sale Price
Aston Waikiki Beach Hotel	03/2018	645	$200,000
Hilton Garden Inn Washington D.C. Downtown	11/2018	300	128,000
Residence Inn Denver City Center	12/2018	228	92,000
Total for the year ended December 31, 2018		1,173	$420,000

Courtyard Birmingham Downtown at UAB	04/2017	122	$30,000
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor(1)	06/2017	812	163,000
Marriott West Des Moines	07/2017	219	19,000
Total for the year ended December 31, 2017		1,153	$212,000

Hilton University of Florida Conference Center Gainesville	02/2016	248	$36,000
DoubleTree by Hilton Washington DC(2)	04/2016	220	65,000
Embassy Suites Baltimore North/Hunt Valley(1)(2)	05/2016	223	20,000
Marriott Atlanta Century Center/Emory Area & Hilton Phoenix Suites(1)(2)	06/2016	513	50,750
Hilton St. Louis Downtown at the Arch	12/2016	195	21,500
Hampton Inn & Suites Denver Downtown, Hilton Garden Inn Chicago North Shore/Evanston, and Homewood Suites by Hilton Houston Near the Galleria(1)(2)	12/2016	488	97,000
Total for the year ended December 31, 2016		1,887	$290,250

(1)	The hotels were sold as part of a portfolio sales agreement.

(2)
As part of the disposition of the hotel, the Company recognized an impairment loss on the statement of operations and comprehensive income in the consolidated financial statements during the year ended December 31, 2016.

The following represents our acquisitions activity for the years ended December 31, 2018, 2017 and 2016 (in thousands, except rooms):

Property	Location	Date	No. of Rooms	Net Purchase Price
The Ritz-Carlton, Denver	Denver, CO	08/2018	202	$99,450
Fairmont Pittsburgh	Pittsburgh, PA	09/2018	185	30,000
Park Hyatt Aviara Resort, Golf Club & Spa	Carlsbad, CA	11/2018	327	170,000
Waldorf Astoria Atlanta Buckhead(1)	Atlanta, GA	12/2018	127	60,500
Total acquired in the year ended December 31, 2018			841	$359,950

Hyatt Regency Grand Cypress	Orlando, FL	5/2017	815	$205,500
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch(2)	Scottsdale, AZ	10/2017	493	220,000
Royal Palms Resort & Spa(2)	Phoenix, AZ	10/2017	119	85,000
The Ritz-Carlton, Pentagon City	Arlington, VA	10/2017	365	105,000
Total acquired in the year ended December 31, 2017			1,792	$615,500

Hotel Commonwealth	Boston, MA	01/2016	245	$136,000
Total acquired in the year ended December 31, 2016			245	$136,000

(1)
The hotel was formerly the Mandarin Oriental, Atlanta. The hotel was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon completion of this acquisition. As part of the acquisition of the hotel, the Company also acquired a free-standing restaurant unit that is part of the same mixed-use development. The restaurant is currently leased and operated as Del Frisco's Grille.

(2)	The hotel was acquired as part of a portfolio acquisition.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
Number of properties at January 1	39	42	(3)
Properties acquired	4	4	—
Properties disposed	(3)	(7)	(4)
Number of properties at December 31	40	39	1
Number of rooms at January 1	11,533	10,911	622
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	841	1,793	(952)
Rooms in properties disposed or combined during property improvements(2)	(1,209)	(1,171)	(38)
Number of rooms at December 31	11,165	11,533	(368)

Portfolio Statistics:
Occupancy(3)	75.8%	76.3%	(50) bps
ADR(3)	$214.51	$203.39	5.5%
RevPAR(3)	$162.64	$155.12	4.8%
Hotel operating income (in thousands)(4)	$368,445	$341,577	7.9%

(1)
The rooms additions include the number of rooms acquired or the number of rooms put into operations upon the completion of construction or renovation. During the year ended December 31, 2017, the Company acquired four hotels with 1,792 room and added one room at RiverPlace Hotel upon completion of property improvements.

(2)
During the year ended December 31, 2018, the Company disposed of three hotels with 1,173 rooms and at the Hyatt Regency Grand Cypress we converted 72 guestrooms into 36 newly created suites, which resulted in a reduction in our total room count. During the year ended December 31, 2017, the Company disposed of seven hotels with 1,153 rooms and at the Westin Galleria Houston we converted 36 guestrooms into 18 newly created suites, which resulted in a reduction in our total room count.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

(4)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2018	2017	Increase / (Decrease)	% Change
Revenues:
Rooms revenues	$659,697	$623,331	$36,366	5.8%
Food and beverage revenues	335,723	266,977	68,746	25.7%
Other revenues	62,787	54,969	7,818	14.2%
Total revenues	$1,058,207	$945,277	$112,930	11.9%
Rooms revenues
In the second half of 2018, we acquired four premium full service hotels. Also in 2018, we sold three select service upscale hotels. Between April and October 2017, we acquired four premium full service hotels and completed the disposition of seven hotels, most of which were select service upscale hotels. These transactions, and the timing of such transactions, led to a change in our portfolio composition and the seasonality of our earnings, as the hotels acquired generally have their highest demand during the second quarter of the year followed by the first, third and fourth quarters.

Rooms revenues increased by $36.4 million, or 5.8%, to $659.7 million for the year ended December 31, 2018 from $623.3 million for the year ended December 31, 2017. The following amounts are the primary drivers of the changes year-over-year:

•
$85.1 million increase contributed by the four hotels acquired during 2018, which included The Ritz-Carlton, Denver in August 2018, Fairmont Pittsburgh in September 2018, Park Hyatt Aviara Resort, Golf Club & Spa in November 2018, and Waldorf Astoria Atlanta Buckhead in December 2018 and the four hotels acquired in 2017, which included Hyatt Regency Grand Cypress in May 2017, Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch, Royal Palms Resort & Spa, and The Ritz-Carlton, Pentagon City in October 2017 (collectively, the "four 2018 acquisitions and the four 2017 acquisitions"); and

•	$50.4 million decrease attributed to the disposition of three hotels during 2018 and seven hotels during 2017 (collectively, the "three hotels sold during 2018 and seven hotels sold during 2017").
Excluding the amounts above, rooms revenue increased $1.7 million, or 0.3%, for the remainder of our 32-comparable hotels.
Food and beverage revenues
The increases in food and beverage revenues for the year ended December 31, 2018 compared to 2017 is largely driven by the timing of transaction activity during the last year and changes in portfolio composition. The four hotels acquired in 2017 and the four hotels acquired in 2018 are full service hotels that offer various restaurant venues, in addition to significantly larger meeting facilities and event space, all of which contribute higher food and beverage revenue compared to the ten hotels sold during these periods, most of which were select service upscale hotels.
Food and beverage revenues increased by $68.7 million, or 25.7%, to $335.7 million for the year ended December 31, 2018 from $267.0 million for the year ended December 31, 2017. The following amounts are the primary drivers of the changes year-over-year:

•	$69.7 million increase contributed by the four 2018 acquisitions and the four 2017 acquisitions; and

•	$2.3 million decrease attributed to the three hotels sold during 2018 and seven hotels sold during 2017.
Excluding the amounts above, food and beverage revenues increased $1.3 million, or 0.6%, for the remainder of our 32-comparable hotels.
Other revenues
The increase in other revenues was largely driven by the timing of transaction activity during 2018 and 2017 but was also attributed to the fact that the eight hotels acquired have more amenities, including spas, and in certain cases, resort fees compared to the properties sold.
Other revenues increased by $7.8 million, or 14.2%, to $62.8 million for the year ended December 31, 2018 from $55.0 million for the year ended December 31, 2017. The following amounts are the primary drivers of the changes year-over-year:

•	$14.9 million increase contributed by the four 2018 acquisitions and the four 2017 acquisitions; and

•	$7.2 million decrease attributed to the three hotels sold during 2018 and seven hotels sold during 2017.
Excluding the amounts above, other revenues increased $0.1 million, or 0.2%, for the remainder of our 32-comparable hotels.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	Increase / (Decrease)	% Change
Hotel operating expenses:
Rooms expenses	$154,716	$142,561	$12,155	8.5%
Food and beverage expenses	214,935	173,285	41,650	24.0%
Other direct expenses	19,677	14,438	5,239	36.3%
Other indirect expenses	254,881	229,957	24,924	10.8%
Management and franchise fees	45,553	43,459	2,094	4.8%
Total hotel operating expenses	$689,762	$603,700	$86,062	14.3%
Total hotel operating expenses
As noted above, our portfolio composition has changed from the beginning of 2017 resulting in higher food and beverage revenues as well as revenues from other ancillary business. This has resulted in increases in rooms expense, food and beverage expense and other operating department costs consistent with the related revenue growth in these areas. Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Total hotel operating expenses increased $86.1 million, or 14.3%, to $689.8 million for the year ended December 31, 2018 from $603.7 million for the year ended December 31, 2017. The following amounts are the primary drivers of changes year-over-year:

•	$116.7 million increase contributed by the four 2018 acquisitions and the four 2017 acquisitions; and

•	$34.6 million decrease attributed to the three hotels sold during 2018 and seven hotels sold during 2017.
Excluding the amounts above, hotel operating expenses increased $4.0 million, or 0.8%, for the remainder of our 32-comparable hotels.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	Increase / (Decrease)	% Change
Depreciation and amortization	$157,838	$152,977	$4,861	3.2%
Real estate taxes, personal property taxes and insurance	47,721	44,310	3,411	7.7%
Ground lease expense	4,882	5,848	(966)	(16.5)%
General and administrative expenses	30,460	31,552	(1,092)	(3.5)%
Gain on business interruption insurance	(5,043)	(559)	(4,484)	802.1%
Acquisition and terminated transaction costs	275	1,578	(1,303)	(82.6)%
Pre-opening and hotel rebranding expenses	488	—	488	—
Impairment and other losses	—	2,254	(2,254)	(100.0)%
Total corporate and other expenses	$236,621	$237,960	$(1,339)	(0.6)%
Depreciation and amortization
Depreciation and amortization expense increased $4.9 million, or 3.2%, to $157.8 million for the year ended December 31, 2018 from $153.0 million for the year ended December 31, 2017. These increases were the result of the acquisition of eight hotels since May 2017 as well as $108.2 million of capital expenditures during 2018 and $86.4 million of capital expenditures during 2017, which was offset by a reduction attributed to the disposition of ten hotels since April 2017.

Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $3.4 million, or 7.7%, to $47.7 million for the year ended December 31, 2018 from $44.3 million for the year ended December 31, 2017. These increases were primarily attributed to the acquisition of eight hotels during 2018 and 2017, offset by a reduction in expenses attributed to the disposition of ten hotels since April 2017.
Ground lease expense
Ground lease expense decreased $1.0 million, or 16.5%, to $4.9 million for the year ended December 31, 2018 from $5.8 million for the year ended December 31, 2017, primarily attributable to the disposition of Aston Waikiki Beach Hotel in March 2018 offset by the contribution from the acquisition of The Ritz-Carlton, Pentagon City in October 2017, both of which are subject to a ground lease.
General and administrative expenses
General and administrative expenses decreased $1.1 million, or 3.5%, to $30.5 million for the year ended December 31, 2018 from $31.6 million for the year ended December 31, 2017, which was primarily attributable to decreases in share-based compensation expense and other employee related costs, as well as professional fees compared to 2017.
Gain on business interruption insurance
Gain on business interruption insurance was $5.0 million and $0.6 million for the year ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we recognized $0.2 million related to Marriott Woodlands Waterway Hotel & Convention Center and $3.1 million related to Hyatt Centric Key West Resort & Spa for lost income as a result of Hurricanes Harvey and Irma that occurred in August and September 2017, respectively. The aftermath of Hurricane Irma continued to impact demand in the Key West market into 2018, which led to further lost income for Hyatt Centric Key West Resort & Spa, which was covered by our business interruption insurance policy. We also recognized $1.7 million related to our two Napa hotels for lost income as a result of the Northern California wildfires, which impacted the hotels in the fourth quarter of 2017.
Acquisition and terminated transaction costs
Terminated transaction costs were $0.3 million during the year ended December 31, 2018. The acquisition costs attributed to the four hotels acquired during the second half of 2018 were capitalized as part of the purchase price as these transactions were accounted for as asset acquisitions.
The acquisition costs of $1.6 million for the year ended December 31, 2017 were primarily attributable to the acquisition of the Hyatt Regency Grand Cypress in May 2017 and the three hotels acquired in October 2017, which were accounted for as business combinations and were expensed as incurred.
Pre-opening and hotel rebranding expense
Pre-opening and hotel rebranding expenses were $0.5 million during the year ended December 31, 2018. In December 2018, the Company acquired the Mandarin Oriental, Atlanta, which was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon closing of the acquisition. These costs were incurred as part of the rebranding and management transition efforts, which were not eligible to be capitalized.
Impairment and other losses
There was no impairment during the year ended December 31, 2018.
During the year ended December 31, 2017, the Company recorded a loss of $950 thousand, net of estimated insurance recoveries, related to several of our properties that sustained damage from Hurricanes Harvey and Irma during the period. In addition, the Company expensed $1.3 million of hurricane-related repairs and cleanup costs during 2017.

Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	Increase / (Decrease)	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$123,540	$50,747	$72,793	143.4%
Other income	1,162	853	309	36.2%
Interest expense	(51,402)	(46,294)	5,108	11.0%
Loss on extinguishment of debt	(599)	(274)	325	118.6%
Income tax expense	(5,993)	(7,833)	(1,840)	(23.5)%
Gain on sale of investment properties
The gain on sale of investment properties for the year ended December 31, 2018 related to the sale of three hotels during the year. The gain on sale of investment properties for the year ended December 31, 2017 related to the sale of seven hotels during the year.
Interest expense
Interest expense increased $5.1 million, or 11.0%, to $51.4 million for the year ended December 31, 2018 from $46.3 million for the year ended December 31, 2017. This was primarily driven by an increase in the average outstanding debt in 2018 compared to 2017, the timing of debt draws and repayments, and a higher weighted average interest rate in 2018 compared to 2017.
Loss on extinguishment of debt
Loss on extinguishment of debt increased by $0.3 million, or 118.6%, to $0.6 million for the year ended December 31, 2018 from $0.3 million for the year ended December 31, 2017. The loss in 2018 was attributable to the write-off of unamortized loan costs for the prepayment of seven mortgage loans during the period. The loss in 2017 was attributable to the write-off of unamortized loan costs for the repayment of three mortgage loans during the period.
Income tax expense
Income tax expense decreased $1.8 million, or 23.5%, to $6.0 million for the year ended December 31, 2018 from $7.8 million for the year ended December 31, 2017. The change from prior year was primarily attributable to a lower effective tax rate driven by the Tax Cuts and Jobs Act ("TCJA") and reductions in taxable income from the ten properties sold in 2018 and 2017, which was offset by the eight hotels acquired in 2018 and 2017.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
Operating information

	Year Ended December 31,
	2017	2016	Change
Number of properties at January 1	42	50	(8)
Properties acquired	4	1	3
Properties disposed	(7)	(9)	2
Number of properties at December 31	39	42	(3)
Number of rooms at January 1	10,911	12,548	(1,637)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	1,793	250	1,543
Rooms in properties disposed or combined during property improvements(2)	(1,171)	(1,887)	716
Number of rooms at December 31	11,533	10,911	622

Portfolio Statistics:
Occupancy (3)	76.3%	75.6%	70 bps
Average Daily Rate (ADR) (3)	$203.39	$197.44	3.0%
Revenue Per Available Room (RevPAR) (3)	$155.12	$149.32	3.9%
Hotel operating income (in thousands) (4)	$341,577	$357,179	(4.4)%

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

(4)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues consists of room, food and beverage, and other departmental revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Revenues:
Rooms revenues	$623,331	$653,944	$(30,613)	(4.7)%
Food and beverage revenues	266,977	246,479	20,498	8.3%
Other revenues	54,969	49,737	5,232	10.5%
Total revenues	$945,277	$950,160	$(4,883)	(0.5)%
Rooms revenues
Rooms revenues decreased by $30.6 million, or 4.7%, to $623.3 million for the year ended December 31, 2017 from $653.9 million for the year ended December 31, 2016. Our portfolio composition evolved during 2017 reflecting the completed acquisitions and dispositions and the timing of such transactions. The following amounts are the primary drivers of the changes year-over-year:

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

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Hotel operating expenses:
Rooms expenses	$142,561	$146,050	$(3,489)	(2.4)%
Food and beverage expenses	173,285	161,699	11,586	7.2%
Other direct expenses	14,438	12,848	1,590	12.4%
Other indirect expenses	229,957	224,779	5,178	2.3%
Management fees	43,459	47,605	(4,146)	(8.7)%
Total hotel operating expenses	$603,700	$592,981	$10,719	1.8%
Hotel operating expenses
Total hotel operating expenses increased $10.7 million, or 1.8%, to $603.7 million for the year ended December 31, 2017 from $593.0 million for the year ended December 31, 2016. Our portfolio composition evolved during 2017 reflecting the completed acquisitions and dispositions and the timing of such transactions. The following amounts are the primary drivers of changes year-over-year:

•	$55.3 million increase contributed by the acquisition of four hotels during 2017 and the Hotel Commonwealth in January 2016;

•	$49.4 million decrease attributed to the disposition of 16 hotels since the first quarter of 2016;

•	$1.8 million decrease attributed to our Houston-area hotels primarily due to a decrease in food and beverage revenues.
Excluding the amounts above, hotel operating expenses increased $6.6 million, or 1.5%, for the remainder of our comparable portfolio driven by the increase in occupancy, higher labor costs and state sales and excise taxes.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Depreciation and amortization	$152,977	$152,418	$559	0.4%
Real estate taxes, personal property taxes and insurance	44,310	46,248	(1,938)	(4.2)%
Ground lease expense	5,848	5,447	401	7.4%
General and administrative expenses	31,552	31,374	178	0.6%
Gain on business interruption insurance	(559)	—	(559)	—
Acquisition transaction costs	1,578	154	1,424	924.7%
Impairment and other losses	2,254	10,035	(7,781)	(77.5)%
Total corporate and other expenses	$237,960	$245,676	$(7,716)	(3.1)%
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
Gain on business interruption insurance
Gain on business interruption insurance of $0.6 million for the year ended December 31, 2017 was primarily attributed to proceeds received for lost income related to Renaissance Atlanta Waverly Hotel & Convention Center.
Acquisition transaction costs
Acquisition transaction costs were $1.6 million during the year ended December 31, 2017 and were primarily attributed to the four hotels we acquired in 2017. The acquisition costs for the year ended December 31, 2016 were attributable to the Hotel Commonwealth acquired in January 2016.
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
Results of Non-Operating Income and Expenses
Hotel non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	Increase/(Decrease)	% Change
Gain on sale of investment properties	$50,747	$30,195	$20,552	68.1%
Other income	853	3,377	(2,524)	(74.7)%
Interest expense	(46,294)	(48,113)	(1,819)	(3.8)%
Loss on extinguishment of debt	(274)	(5,155)	(4,881)	(94.7)%
Income tax expense	(7,833)	(5,077)	2,756	(54.3)%
Gain on sale of investment properties
The gain on sale of investment properties for the year ended December 31, 2017 related to the sale of seven hotels during the year. The gain on sale of investment properties for the year ended December 31, 2016 was related to the sale of six hotels during 2016.
Other income
Other income decreased $2.5 million, or 74.7%, to $0.9 million for the year ended December 31, 2017 from $3.4 million for the year ended December 31, 2016. These decreases were primarily attributed to $2.8 million received in 2016 that was non-recurring in 2017, which was related to settlements for contested hotel expenses and a favorable real estate tax appeal for a hotel that was sold prior to our spin-off. These reductions in income were offset by a net increase of $0.3 million primarily due to higher interest income.
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

Prior to the adoption of EBITDAre on January 1, 2018, we historically presented EBITDA attributable to common stock and unit holders, which excluded depreciation expense related to corporate level assets and the allocation of EBITDA to non-controlling interests in our consolidated investments in real estate entities. In order to calculate EBITDAre in accordance with Nareit's definition, these adjustments are now made to derive Adjusted EBITDAre. Therefore, there were no retrospective changes to Adjusted EBITDA as historically presented upon conversion to Adjusted EBITDAre.
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by Nareit, as amended in the 2018 restatement white paper, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for unconsolidated partnerships and consolidated variable interest entities, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the Nareit definition of FFO or do not calculate FFO per diluted share in accordance with Nareit guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to all common stock and Operating Partnership Units.
We further adjust FFO for certain additional items that are not in Nareit’s definition of FFO such as hotel property acquisition and terminated transaction costs, amortization of debt origination costs and share-based compensation, operating results from properties that are sold and other items we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$198,532	$100,816	$86,730
Adjustments:
Interest expense	51,402	46,294	48,113
Income tax expense	5,993	7,833	5,077
Depreciation and amortization	157,838	152,977	152,418
EBITDA	$413,765	$307,921	$292,338
Impairment and other losses(1)	—	950	10,035
Gain on sale of investment properties	(123,540)	(50,747)	(30,195)
EBITDAre	$290,225	$258,124	$272,178
Non-controlling interests in consolidated real estate entities	288	99	$268
Adjustments related to non-controlling interests in consolidated real estate entities	(1,130)	(1,323)	$(1,259)
Depreciation and amortization related to corporate assets	(404)	(434)	(144)
Loss on extinguishment of debt	599	274	5,155
Acquisition and terminated transaction costs	275	1,578	154
Amortization of share-based compensation expense	9,172	9,930	8,968
Amortization of above and below market ground leases and straight-line rent expense	495	734	955
Pre-opening and hotel rebranding expenses(2)	488	—	—
Management transition and severance expenses	—	—	1,991
Other non-recurring expenses(3)	(195)	1,304	(938)
Adjusted EBITDAre attributable to common stock and unit holders(4)	$299,813	$270,286	$287,328

(1)
During the year ended December 31, 2017, Hurricanes Harvey and Irma impacted several of the Company's hotels. The Company recorded a loss of $950 thousand, which represents damage sustained during the storms, net of estimated insurance recoveries, and expensed $1.3 million of hurricane-related repairs and cleanup costs. These amounts are included in impairment and other losses on the consolidated statement of operations and comprehensive income for the year ended December 31, 2017.

(2)	Represents costs incurred for the rebranding and management transition of Mandarin Oriental, Atlanta to the Waldorf Astoria Atlanta Buckhead, which we acquired in December 2018.

(3)
Other non-recurring expenses represents hurricane-related repairs and cleanup costs of $1.3 million for the year ended December 31, 2017 and adjustments related to hotels sold prior to our spin-off during the year ended December 31, 2016.

(4)
Net debt to Adjusted EBITDA is defined as (i) the total principal balance of debt as of December 31, 2018, which is $1.2 billion per Note 7 of the consolidated financial statements included in "Part IV - Item 15. Exhibits and Financial Statements," (ii) less, cash and cash equivalents of $91.4 million as of December 31, 2018, (iii) divided by Adjusted EBITDAre attributable to common stock and unit holders of $299.8 million for the year ended December 31, 2018, which equals 3.6x.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$198,532	$100,816	$86,730
Adjustments:
Depreciation and amortization related to investment properties	157,434	152,544	152,274
Impairment of investment properties(1)	—	950	10,035
Gain on sale of investment property	(123,540)	(50,747)	(30,195)
Non-controlling interests in consolidated real estate entities	288	99	268
Adjustments related to non-controlling interests in consolidated real estate entities	(732)	(902)	(897)
FFO attributable to common stock and unit holders	$231,982	$202,760	$218,215
Reconciliation to Adjusted FFO
Loss on extinguishment of debt	599	274	5,155
Acquisition and terminated transaction costs	275	1,578	154
Loan related costs, net of adjustment related to non-controlling interests(2)	2,583	2,833	3,752
Amortization of share-based compensation expense	9,172	9,930	8,968
Amortization of above and below market ground leases and straight-line rent expense	495	734	944
Non-recurring taxes(3)	—	565	—
Management transition and severance expenses	—	—	1,991
Pre-opening and hotel rebranding expenses(4)	488	—	—
Other non-recurring expenses (5)	(195)	1,304	(938)
Adjusted FFO attributable to common stock and unit holders	$245,399	$219,978	$238,241

(1)
During the year ended December 31, 2017, Hurricanes Harvey and Irma impacted several of the Company's hotels. The Company recorded a loss of $950 thousand, which represents damage sustained during the storms, net of estimated insurance recoveries. This amount is included in impairment and other losses on the consolidated statement of operations and comprehensive income for the year ended December 31, 2017.

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

(4)	Represents costs incurred for the rebranding and management transition of Mandarin Oriental, Atlanta to the Waldorf Astoria Atlanta Buckhead, which we acquired in December 2018

(5)
Other non-recurring expenses represents hurricane-related repairs and cleanup costs of $1.3 million for the year ended December 31, 2017 and adjustments related to hotels sold prior to our spin-off during the year ended December 31, 2016.

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

We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and comprehensive income, include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flows from operations, borrowings under our senior unsecured revolving credit facility, use of our unencumbered asset base, the ability to refinance or extend our maturing debt as or before it comes due, and equity proceeds from the sale of our common stock. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
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
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million.
During the year ended December 31, 2018, the Company received gross proceeds of $137.4 million and paid $1.7 million in transaction fees from the issuance of 5.7 million shares of its common stock in accordance with the ATM Agreement at a weighted average share price of $24.02. In addition, the Company amortized an additional $0.8 million of transaction costs during the year ended December 31, 2018. As of December 31, 2018, the Company had $62.6 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program during the year ended December 31, 2018. During the year ended December 31, 2017, 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.07 per share, for an aggregate purchase price of $4.1 million. During the year ended December 31, 2016, 4,966,763 shares were repurchased under the Repurchase Program, at a weighted average price of $14.89 per share, for an aggregate purchase price of $74.0 million. As of December 31, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.
As of December 31, 2018, we had $91.4 million of consolidated cash and cash equivalents and $70.2 million of restricted cash and escrows. The restricted cash as of December 31, 2018 primarily consisted of $60.6 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $3.9 million primarily for real estate taxes and insurance escrows, $4.0 million for disposition escrows heldback at closing, and $1.7 million in deposits made for capital projects.

Senior Unsecured Revolving Credit Facility
In January 2018, the Company entered into an amended and restated senior unsecured revolving credit facility with a syndicate of bank lenders. The amendment upsized the credit facility from $400 million to $500 million and extended the maturity an additional three years to February 2022, with two additional six-month extension options. The credit facility’s interest rate is now based on a pricing grid with a range of 150 to 225 basis points over LIBOR as determined by the Company’s leverage ratio, a reduction from the previous pricing grid which ranged from 150 to 245 basis points over LIBOR.
During the fourth quarter of 2018, we made draws totaling $170.0 million to fund a portion of the purchase price of Park Hyatt Aviara Resort, Golf Club & Spa. Proceeds from the sale of Hilton Garden Inn Washington D.C. Downtown and Residence Inn Denver City Center during the fourth quarter were used to repay the outstanding balance. As of December 31, 2018, we had no outstanding balance on the senior unsecured revolving credit facility.
Interest is paid on the periodic advances under the unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. Our credit facility requires an unused commitment fee ranging from 0.20% to 0.30% on the unused portion of the available borrowing amount, which totaled approximately $1.5 million for the year ended December 31, 2018. The facility also contains customary covenants and restrictions for similar type facilities and, as of December 31, 2018, we were in compliance with these requirements.
Unsecured Term Loans and Hotel Mortgages
As of December 31, 2018, our outstanding total debt was $1.2 billion, had a weighted average interest rate of 3.82% and a weighted average debt maturity of 4.8 years, including available extension options.
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
In August 2018, the Company closed on a $150 million unsecured term loan maturing in August 2023. The term loan bears an interest rate based on a pricing grid with a range of 135 to 220 basis points plus LIBOR, determined by the Company's leverage ratio. Based on the Company's leverage ratio as of December 31, 2018, the current effective interest rate is LIBOR plus 145 basis points. The term loan also includes an accordion option that allows the Company to request additional lender commitments of up to $100 million. As of December 31, 2018, the Company funded $65 million of the $150 million available under the term loan. The remaining $85 million was funded in February 2019.
In September 2018, we modified the mortgage loan collateralized by Andaz Napa. The amendment resulted in $18 million of incremental proceeds, lowered the interest rate from LIBOR plus 210 basis points to LIBOR plus 190 basis points, and extended the maturity date to September 2024.
During the year ended December 31, 2018, we continued to reduce our exposure to variable rate debt. At December 31, 2018 our variable rate debt represented 16% of total debt compared to 28% of total debt at December 31, 2017. We accomplished this through the execution of new interest rate swaps and by electing the prepayment option per the terms of the following mortgage loan agreements:

Mortgage Loan	Principal Repaid (in millions)	Original Maturity	Repayment Date
Hotel Monaco Chicago(1)	$18.3	01/2019	02/2018
Andaz Savannah(1)	21.5	01/2019	04/2018
Hotel Monaco Denver(2)	41.0	01/2019	05/2018
Loews New Orleans Hotel(1)	37.5	02/2019	05/2018
Westin Galleria Houston & Westin Oaks Houston at The Galleria(1)	110.0	05/2019	06/2018
Grand Bohemian Hotel Charleston(1)	18.6	11/2020	10/2018
Grand Bohemian Hotel Mountain Brook(1)	24.8	12/2020	10/2018
Total repayments during the year ended December 31, 2018	$271.7

(1)	Mortgage loan had a variable interest rate.

(2)	Mortgage loan had a variable interest rate that was fixed with an interest rate swap hedge.
As of December 31, 2018, the remaining 84% of our outstanding debt is either a fixed rate or hedged. We continuously monitor and evaluate the level of floating rate debt exposure that we have and will continue to use interest rate hedges to limit it as we determine appropriate. See "Part II Item. 7 Derivative Instruments" for more information related to our hedging policy and transaction activity.
Borrowings
Debt as of December 31, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

					Balance Outstanding as of
	Rate Type(1)	Rate(2)		Maturity Date	December 31, 2018	December 31, 2017
Mortgage Loans
Andaz Savannah	Variable	—		1/14/2019	—	21,500
Hotel Monaco Denver	Fixed(3)	—		1/17/2019	—	41,000
Hotel Monaco Chicago	Variable	—		1/17/2019	—	18,344
Loews New Orleans Hotel	Variable	—		2/22/2019	—	37,500
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	—		5/1/2019	—	110,000
Grand Bohemian Hotel Charleston	Variable	—		11/10/2020	—	19,026
Grand Bohemian Hotel Mountain Brook	Variable	—		12/27/2020	—	25,229
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	15,392	15,908
Marriott Dallas City Center	Fixed(3)	4.05%		1/3/2022	51,000	51,000
Hyatt Regency Santa Clara	Fixed(3)	3.81%		1/3/2022	90,000	90,000
Hotel Palomar Philadelphia	Fixed(3)	4.14%		1/13/2023	59,000	59,750
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	4.62%		8/14/2024	100,000	100,000
Andaz Napa	Fixed(3)	3.32%		9/13/2024	56,000	38,000
The Ritz-Carlton, Pentagon City	Fixed(3)	3.69%		1/31/2025	65,000	—
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	61,806	62,833
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	59,281	60,000
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000	115,000
Total Mortgage Loans		4.19%	(2)		$672,479	$865,090
Mortgage Loan Discounts(4)					(191)	(255)
Unamortized Deferred Financing Costs, net					(7,200)	(7,242)
Senior Unsecured Credit Facility	Variable	4.06%		2/28/2022	—	40,000
Unsecured Term Loan $175M	Fixed(5)	2.79%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M	Fixed(5)	3.28%		10/22/2022	125,000	125,000
Unsecured Term Loan $150M(6)	Variable	3.97%		8/21/2023	65,000	—
Unsecured Term Loan $125M	Fixed(5)	3.72%		9/13/2024	125,000	125,000
Debt, net of loan discounts and unamortized deferred financing costs		3.82%	(2)		$1,155,088	$1,322,593

(1)	Variable index is one month LIBOR as of December 31, 2018.

(2)	Represents the weighted average interest rate as of December 31, 2018.

(3)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for portion of or the entire term of the loan.

(4)	Loan discounts recognized upon modification, net of the accumulated amortization.

(5)	LIBOR has been fixed for either a portion of or the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(6)	The remaining $85 million was funded in February 2019.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of December 31, 2018 and 2017, we held a total of $60.6 million and $46.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the year ended December 31, 2018, we made cash payments totaling $108.2 million for capital expenditures. Our total capital expenditures for the year ended December 31, 2017 were $86.4 million.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowings under debt financings including draws on our senior unsecured revolving credit facility and from various types of equity offerings or the sale of our hotels. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
The table below presents summary cash flow information for the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2018	2017
Net cash provided by operating activities	$254,194	$212,814
Net cash used in used in investing activities	(49,802)	(487,558)
Net cash flows (used in) provided by financing activities	(173,188)	118,121
Increase (decrease) in cash and cash equivalents	$31,204	$(156,623)
Cash and cash equivalents and restricted cash, at beginning of year	130,404	287,027
Cash and cash equivalents and restricted cash, at end of year	$161,608	$130,404
Operating

•
Cash provided by operating activities was $254.2 million and $212.8 million for the year ended December 31, 2018 and 2017, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase to cash provided by operating activities during the year ended December 31, 2018 was primarily due to changes in our portfolio composition reflecting completed acquisitions and dispositions and the timing of such transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the year ended December 31, 2018 and 2017.

Investing

•
Cash used in investing activities during the year ended December 31, 2018 was $49.8 million compared to $487.6 million during 2017. Cash used in investing activities for the year ended December 31, 2018 was primarily due to (i) $354.1 million for the acquisition of The Ritz-Carlton, Denver, Fairmont Pittsburgh, Park Hyatt Aviara Resort, Golf Club & Spa, and Waldorf Astoria Atlanta Buckhead and (ii) $108.2 million in capital improvements at our hotel properties, which was offset by (iii) the disposition of Aston Waikiki Beach Hotel, Hilton Garden Inn Washington D.C. Downtown, and Residence Inn Denver City Center for net proceeds of $412.6 million. Cash used in investing activities for the year ended December 31, 2017 was primarily due to (i) the acquisition of four hotels during 2017 for a combined cost of $605.5 million and (ii) $86.4 million in capital improvements at our hotel properties, offset by (iii) $204.4 million in proceeds from the disposition of seven hotels during 2017.

Financing

•
Cash used in financing activities during the year ended December 31, 2018 was $173.2 million and cash provided by in financing activities was $118.1 million for the year ended December 31, 2017, respectively. Cash used in financing activities for the year ended December 31, 2018 was primarily attributed to (i) the payment of $121.7 million in dividends, (ii) the repayment of mortgage debt totaling $271.7 million and $3.9 million of principal payments, (iii) the net repayment of the outstanding balance on the senior unsecured revolving credit facility totaling $40 million, (iv) the payment of $4.8 million in loan costs attributed to current year financing transactions, (v) the acquisition of the non-controlling interest in two real estate investments for $12.3 million, and (vi) the redemption of Operating Partnership Units for $0.8 million. These decreases were offset by proceeds of (i) $135.0 million, net of transaction costs, from the sale of our common stock through the ATM program and (ii) $83.0 million from the funding of mortgage debt. Cash provided by financing activities for the year ended December 31, 2017 was primarily comprised of (i) proceeds of $215.0 million from the funding of mortgage debt, (ii) the funding of the $125 million term loan, and (iii) net draws on the senior unsecured credit facility of $40.0 million, offset by (iv) the repayment of mortgage debt totaling $127.9 million and principal payments of $5.8 million, (v) $6.0 million used to repurchase common shares, of which $4.1 million was under the Repurchase Program and $1.9 million was used to redeem shares of common stock to satisfy employee withholding requirements in connection with stock compensation vesting, (vi) the payment of $118.4 million in dividends to common stockholders and Operating Partnership Unit holders and (vii) payment of $3.2 million in loan costs attributable to the 2017 financing transactions.

Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest) and lease agreements as of December 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,394,917	$50,528	$287,557	$460,137	$596,695
Ground leases	39,498	1,576	3,152	3,152	31,618
Parking garage leases	15,435	320	507	458	14,150
Corporate office lease	4,534	412	858	906	2,358
Total	$1,454,384	$52,836	$292,074	$464,653	$644,821

(1)
Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1 month LIBOR as of December 31, 2018.

Off-Balance Sheet Arrangements
As of December 31, 2018, we have no off-balance sheet arrangements.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk in accordance with the criteria of the hedging policy approved by our Board of Directors. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. We anticipate that our interest rate hedges will be highly effective because the terms of the derivative instruments exactly match the terms of the related hedged debt agreements. As such, periodic changes in the fair value of these derivatives are expected to be reflected in other comprehensive income (loss) in our consolidated financial statements. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with well known creditworthy financial institutions.
As of December 31, 2018, we had various interest rate swaps with an aggregate notional amount of $728.0 million. These swaps fix the variable rate for six of our hotel mortgage loans through maturity and fix LIBOR for the entire term of our three unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the year ended December 31, 2018, there was $12.7 million in unrealized gains recorded in accumulated other comprehensive income. For the year ended December 31, 2017, there was $10.7 million in unrealized gains recorded in accumulated other comprehensive income.
Inflation
We rely on the performance of our hotels to increase revenues in order to keep pace with inflation. Generally, our third-party management companies possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our third-party management companies to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, we expect our revenues and operating income to be the highest during the second quarter of the year followed by the first, third and fourth quarters based on our current portfolio composition assuming a stable macroeconomic environment.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying consolidated financial statements included herein this Annual Report for additional information related to recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of December 31, 2018 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $1.8 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2017 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum. The decrease from prior period was driven by the management's efforts to repay or refinance floating rate debt with fixed rate debt and the entering into interest rate swap agreements to fix interest rates for the term of loans to hedge against future increases in interest rates.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swap agreements to hedge the interest rate exposure risk. Refer to Note 7 in the consolidated financial statements included herein this Annual Report, for our mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 8 in the consolidated financial statements included herein this Annual Report for more information on our interest rate swap derivatives.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2018, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgages and term loans)(2)	$3,606	$19,222	$180,135	$271,328	$60,869	$406,321	$941,481	$951,874
Variable rate debt (mortgage loans)	—	—	270	1,391	66,831	152,506	220,998	219,678
Total	$3,606	$19,222	$180,405	$272,719	$127,700	$558,827	$1,162,479	$1,171,552
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)	4.30%	3.99%	2.84%	3.62%	4.16%	4.17%	3.75%	4.14%
Variable rate debt (mortgage loans)	—	—	3.32%	3.61%	3.97%	4.16%	4.10%	4.56%

(1)	The debt maturity excludes net mortgage discounts of $0.2 million and unamortized deferred financing costs of $7.2 million as of December 31, 2018.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of December 31, 2018.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure on Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of Principal Executive Officer and our Principal Financial Officer has evaluated, as of December 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Act of 1934, as amended). The Company's internal controls over financial reporting are designed to provide reasonable assurance to the Company's management and Board of Directors regarding the fair representation of published financial statements in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and our expenditures are being made only in accordance with authorizations of our management and our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2018, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The Tax Cuts and Jobs Act made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. As of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37%, (3) the corporate alternative minimum tax is repealed, (4) the backup withholding rate for U.S. stockholders is reduced to 24%, and (5) the maximum rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. In addition, under proposed Treasury regulations, withholding under the Foreign Account Tax Compliance Act (“FATCA”) will not apply to proceeds from the sale of our capital stock by non-U.S. stockholders. FATCA withholding continues to apply to our dividends paid to non-U.S. stockholders if those stockholders do not meet certain disclosure requirements.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, which includes the 2015 Incentive Award Plan as of December 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan	1,859,774	$9.67	3,509,867
Equity compensation plans not approved by security holders	—	—	—

(1)
Represents (i) 245,693 shares underlying awards of restricted stock units and (ii) 1,614,081 LTIP Units (as defined in the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan) outstanding under the 2015 Incentive Award Plan, in each case, as of December 31, 2018.

(2)	Includes shares of common stock available for future grants under the 2015 Incentive Award Plan as of December 31, 2018.
See Note 13 to the accompanying consolidated financial statements included herein this Annual Report for additional information regarding these compensation plans.
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as a part of this Annual Report on Form 10-K:

1)	Financial Statements.
Report of Independent Registered Public Accounting Firm
The consolidated financial statements of the Company are set forth under "Part II - Item 8. Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

2)	Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-41 through F-44:
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
2.1
Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. (n/k/a InvenTrust Properties Corp.) and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 23, 2015)

2.2 ++
Purchase and Sale Agreement dated as of October 3, 2017, among Gainey Drive Associates, HC Royal Palms, L.L.C. and XHR Acquisitions, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

3.1
Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.2
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.3
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on March 15, 2017 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on March 15, 2017)

3.4
Articles Supplementary of Xenia Hotels and Resorts, Inc. as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.5
Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on November 28, 2018)

10.1
Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2
Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, among XHR LP, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.3
Amended and Restated Parent Guaranty, dated as of January 11, 2018, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.4
Amended and Restated Subsidiary Guaranty, dated as of January 11, 2018, by certain subsidiaries of XHR LP for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.5+
The Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on November 25, 2014)

10.6+
Form of Xenia Hotels & Resorts, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on November 25, 2014)

10.7+
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.8+
First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.9+	Form of Class A Performance LTIP Unit Agreement (2015) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.10+	Form of Class A Performance LTIP Unit Agreement (2016) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.11+	Form of Class A Performance LTIP Unit Agreement (2017) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.12+	Form of Time-Based LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.13+	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.14+
Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 24, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.15+
Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 21, 2018 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.16+	Form of LTIP Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.17+
Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.18+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Chairman and Chief Executive Officer
Date:	February 26, 2019
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Chairman and Chief Executive Officer (principal executive officer)	February 26, 2019
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 26, 2019
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 26, 2019
Name:	Joseph T. Johnson

By:	/s/ JEFFREY H. DONAHUE	Lead Director	February 26, 2019
Name:	Jeffrey H. Donahue

By:	/s/ JOHN H. ALSCHULER, JR.	Director	February 26, 2019
Name:	John H. Alschuler, Jr.

By:	/s/ KEITH E. BASS	Director	February 26, 2019
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	February 26, 2019
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	February 26, 2019
Name:	Beverly K. Goulet

By:	/s/ DENNIS D. OKLAK	Director	February 26, 2019
Name:	Dennis D. Oklak

By:	/s/ MARY ELIZABETH McCORMICK	Director	February 26, 2019
Name:	Mary Elizabeth McCormick

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Orlando, Florida
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Xenia Hotels & Resorts, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Orlando, Florida
February 26, 2019

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2018 and 2017
(Dollar amounts in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Investment properties:
Land	$477,350	$440,930
Buildings and other improvements	3,113,745	2,878,375
Total	$3,591,095	$3,319,305
Less: accumulated depreciation	(715,949)	(628,450)
Net investment properties	$2,875,146	$2,690,855
Cash and cash equivalents	91,413	71,884
Restricted cash and escrows	70,195	58,520
Accounts and rents receivable, net of allowance for doubtful accounts	34,804	35,865
Intangible assets, net of accumulated amortization (Note 6)	61,541	68,000
Deferred tax assets (Note 10)	1,369	1,163
Other assets	35,619	36,349
Assets held for sale (Note 4)	—	152,672
Total assets (including $70,269 as of December 31, 2017 related to consolidated variable interest entities - Note 5)	$3,170,087	$3,115,308
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 7)	$1,155,088	$1,322,593
Accounts payable and accrued expenses	84,967	77,005
Distributions payable	31,574	29,930
Other liabilities	45,753	40,694
Total liabilities (including $46,637 as of December 31, 2017 related to consolidated variable interest entities - Note 5)	$1,317,382	$1,470,222
Commitments and Contingencies (Note 14)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 112,583,990 and 106,735,336 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	1,126	1,068
Additional paid in capital	2,059,699	1,924,124
Accumulated other comprehensive income	12,742	10,677
Accumulated distributions in excess of net earnings	(249,654)	(320,964)
Total Company stockholders' equity	$1,823,913	$1,614,905
Non-controlling interests	28,792	30,181
Total equity	$1,852,705	$1,645,086
Total liabilities and equity	$3,170,087	$3,115,308
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2018, 2017 and 2016
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rooms revenues	$659,697	$623,331	$653,944
Food and beverage revenues	335,723	266,977	246,479
Other revenues	62,787	54,969	49,737
Total revenues	$1,058,207	$945,277	$950,160
Expenses:
Rooms expenses	154,716	142,561	146,050
Food and beverage expenses	214,935	173,285	161,699
Other direct expenses	19,677	14,438	12,848
Other indirect expenses	254,881	229,957	224,779
Management and franchise fees	45,553	43,459	47,605
Total hotel operating expenses	$689,762	$603,700	$592,981
Depreciation and amortization	157,838	152,977	152,418
Real estate taxes, personal property taxes and insurance	47,721	44,310	46,248
Ground lease expense	4,882	5,848	5,447
General and administrative expenses	30,460	31,552	31,374
Gain on business interruption insurance	(5,043)	(559)	—
Acquisition and terminated transaction costs	275	1,578	154
Pre-opening and hotel rebranding expenses	488	—	—
Impairment and other losses	—	2,254	10,035
Total expenses	$926,383	$841,660	$838,657
Operating income	$131,824	$103,617	$111,503
Gain on sale of investment properties	123,540	50,747	30,195
Other income	1,162	853	3,377
Interest expense	(51,402)	(46,294)	(48,113)
Loss on extinguishment of debt	(599)	(274)	(5,155)
Net income before income taxes	$204,525	$108,649	$91,807
Income tax expense	(5,993)	(7,833)	(5,077)
Net income	$198,532	$100,816	$86,730
Non-controlling interests in consolidated real estate entities (Note 5)	288	99	268
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(5,132)	(2,053)	(1,143)
Net income attributable to non-controlling interests	$(4,844)	$(1,954)	$(875)
Net income attributable to common stockholders	$193,688	$98,862	$85,855

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income - Continued
For the Years Ended December 31, 2018, 2017 and 2016
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Basic and diluted earnings per share
Net income per share available to common stockholders	$1.75	$0.92	$0.79
Weighted average number of common shares (basic)	110,124,142	106,767,108	108,012,708
Weighted average number of common shares (diluted)	110,377,734	107,019,152	108,142,998

Comprehensive Income:
Net income	$198,532	$100,816	$86,730
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	4,944	3,388	(322)
Reclassification adjustment for amounts recognized in net income (interest expense)	(2,826)	2,396	3,833
	$200,650	$106,600	$90,241
Comprehensive (income) loss attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 5)	288	99	268
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(5,185)	(2,169)	(1,188)
Comprehensive income attributable to non-controlling interests	$(4,897)	$(2,070)	$(920)
Comprehensive income attributable to the Company	$195,753	$104,530	$89,321
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2018, 2017 and 2016
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at December 31, 2015	111,671,372	$1,117	$1,993,760	$1,543	$(268,991)	$2,593	$13,336	$15,929	$1,743,358
Net income (loss)	—	—	—	—	85,855	1,143	(268)	875	86,730
Repurchase of common shares, net	(4,966,763)	(50)	(73,926)	—	—	—	—	—	(73,976)
Dividends, common shares / units ($1.10)	—	—	—	—	(118,898)	(372)	—	(372)	(119,270)
Share-based compensation	127,430	1	6,281	—	—	5,468	—	5,468	11,750
Shares redeemed to satisfy tax withholding on vested share-based compensation	(37,251)	—	(561)	—	—	—	—	—	(561)
Contributions from non-controlling interests	—	—	—	—	—	—	341	341	341
Distributions to non-controlling interests	—	—	—	—	—	—	(316)	(316)	(316)
Other comprehensive income
Unrealized loss on interest rate derivative instruments	—	—	—	(317)	—	(5)	—	(5)	(322)
Reclassification adjustment for amounts recognized in net income	—	—	—	3,783	—	50	—	50	3,833
Balance at December 31, 2016	106,794,788	$1,068	$1,925,554	$5,009	$(302,034)	$8,877	$13,093	$21,970	$1,651,567
Net income (loss)	—	—	—	—	98,862	2,053	(99)	1,954	100,816
Repurchase of common shares, net	(240,352)	(2)	(4,101)	—	—	—	—	—	(4,103)
Dividends, common shares / units ($1.10)	—	—	—	—	(117,792)	(577)	—	(577)	(118,369)
Share-based compensation	288,730	3	4,648	—	—	7,312	—	7,312	11,963
Shares redeemed to satisfy tax withholding on vested share-based compensation	(107,830)	(1)	(1,977)	—	—	—	—	—	(1,978)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(594)	(594)	(594)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	3,320	—	68	—	68	3,388
Reclassification adjustment for amounts recognized in net income	—	—	—	2,348	—	48	—	48	2,396
Balance at December 31, 2017	106,735,336	1,068	1,924,124	10,677	(320,964)	17,781	12,400	30,181	1,645,086
Net income (loss)	—	—		—	193,688	5,132	(288)	4,844	198,532
Proceeds from sale of common stock, net	5,719,959	57	134,811	—	—	—	—	—	134,868
Dividends, common shares / units ($1.10)	—	—	—	—	(122,378)	(1,030)	—	(1,030)	(123,408)
Share-based compensation	187,250	2	2,025	—	—	7,693	—	7,693	9,720
Shares redeemed to satisfy tax withholding on vested share-based compensation	(58,555)	(1)	(1,179)	—	—	—	—	—	(1,180)
Contributions from non-controlling interests	—	—	—	—	—	—	79	79	79
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—
Acquisition of non-controlling interests	—	—	(82)	—	—	—	(12,191)	(12,191)	(12,273)
Redemption of Operating Partnership Units	—	—	—	—	—	(837)	—	(837)	(837)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	4,820	—	124	—	124	4,944
Reclassification adjustment for amounts recognized in net income	—	—	—	(2,755)	—	(71)	—	(71)	(2,826)
Balance at December 31, 2018	112,583,990	$1,126	$2,059,699	$12,742	$(249,654)	$28,792	$—	$28,792	$1,852,705
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$198,532	$100,816	$86,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	154,262	148,939	149,962
Amortization of above and below market leases and other lease intangibles	3,854	4,500	2,950
Amortization of debt premiums, discounts, and financing costs	2,595	2,848	3,755
Loss on extinguishment of debt	599	274	5,155
Gain on sale of investment properties	(123,540)	(50,747)	(30,195)
Impairment and other losses	—	950	10,035
Share-based compensation expense	9,172	9,930	8,968
Changes in assets and liabilities:
Accounts and rents receivable	4,104	(1,909)	1,470
Other assets	3,513	229	3,244
Accounts payable and accrued expenses	1,307	(11,035)	(8,192)
Other liabilities	(204)	8,019	(4,439)
Net cash provided by operating activities	$254,194	$212,814	$229,443
Cash flows from investing activities:
Purchase of investment properties	(354,149)	(605,510)	(116,000)
Capital expenditures and tenant improvements	(108,210)	(86,401)	(58,823)
Proceeds from sale of investment properties	412,557	204,353	275,600
Net cash (used in) provided by investing activities	$(49,802)	$(487,558)	$100,777
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	83,000	215,000	111,968
Payoffs of mortgage debt	(271,709)	(127,876)	(276,903)
Principal payments of mortgage debt	(3,901)	(5,796)	(7,580)
Prepayment penalties and defeasance	—	—	(4,813)
Payment of loan fees and deposits	(4,824)	(3,207)	(974)
Proceeds from draws on the senior unsecured revolving credit facility	170,000	120,000	10,000
Payments on senior unsecured revolving line of credit	(210,000)	(80,000)	(10,000)
Proceeds from unsecured term loan	65,000	125,000	125,000
Contributions from non-controlling interests	79	—	341
Proceeds from issuance of common stock, net of offering costs	135,031	—	—
Acquisition of non-controlling interest in consolidated real estate investments	(12,273)	—	—
Redemption of Operating Partnership Units	(837)	—	—
Repurchase of common shares	—	(4,103)	(73,976)
Dividends	(121,733)	(118,442)	(115,130)
Shares redeemed to satisfy tax withholding on vested share based compensation	(1,021)	(1,861)	(561)
Distributions paid to non-controlling interests	—	(594)	(316)
Net cash (used in) provided by financing activities	$(173,188)	$118,121	$(242,944)
Net increase (decrease) in cash and cash equivalents and restricted cash	31,204	(156,623)	87,276
Cash and cash equivalents and restricted cash, at beginning of year	130,404	287,027	199,751
Cash and cash equivalents and restricted cash, at end of year	$161,608	$130,404	$287,027

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2018, 2017 and 2016
(Dollar amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$91,413	$71,884	$216,054
Restricted cash	70,195	58,520	70,973
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$161,608	$130,404	$287,027

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$49,152	$42,888	$44,567
Cash paid for income taxes	7,709	4,663	7,863

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,054	$764	$4,838
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Consolidated Financial Statements
December 31, 2018

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of December 31, 2018, the Company collectively owned 97.5% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.5% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of December 31, 2018, the Company owned 40 lodging properties with a total of 11,165 rooms (unaudited). As of December 31, 2017, the Company owned 39 lodging properties, 37 of which were wholly owned, with a total of 11,533 rooms (unaudited). As of December 31, 2016, the Company owned 42 lodging properties, 40 of which were wholly owned, with 10,911 rooms (unaudited). The remaining two hotels for the years ended December 31, 2017 and 2016 were owned through individual investments in real estate entities in which the Company had a 75% ownership interest in each investment. During the year ended December 31, 2018, the Company acquired the remaining non-controlling interest in both of these entities.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly owned subsidiaries and consolidated real estate investments. The Company's subsidiaries and real estate investments generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and the TRS. The effects of all inter-company transactions have been eliminated.
Each property maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities.
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
Risks and Uncertainties
The Company had a geographical concentration of revenues generated in Orlando, Florida for the year ended December 31, 2018, where 11% of the total revenue of the Company were generated. For the years ended December 31, 2017 and 2016, the Company had a geographical concentration of revenues generated in Houston, Texas where 10% and 11% of the revenues of the Company were generated, respectively. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. Should any of our hotels experience a significant decline in operational performance, it may affect the Company's ability to make distributions to our stockholders and service debt or meet other financial obligations.
Reclassifications
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the year ended December 31, 2018.
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
Non-controlling Interests
The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The consolidated statement of equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2018, all share-based payments awards are included in permanent equity.
As of December 31, 2018, the consolidated results of the Company included the ownership interests of its Operating Partnership Units in the Operating Partnership, which are held by the Company's current executive officers and Board of Directors.
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

Restricted Cash and Escrows
The restricted cash as of December 31, 2018 primarily consists of $60.6 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, $1.7 million in deposits made for capital projects, $3.9 million held in restricted escrows primarily for real estate taxes and insurance, and $4.0 million disposition escrows heldback at closing.
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
Direct and indirect costs that are related to the construction and improvements of investment properties are capitalized. Interest and costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. The Company capitalizes project management compensation-related costs and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio, which included $2.8 million and $2.7 million for years ended December 31, 2018 and 2017.
Depreciation expense is computed using the straight-line method. Investment properties are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.
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
The Company adopted ASU 2017-01 on January 1, 2018 on a prospective basis. Following the adoption of ASU 2017-01, investments in hotel properties, including land and land improvements, building and building improvements, furniture, fixtures and equipment, and identifiable intangibles assets, will generally be accounted for as asset acquisitions. Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction.
Prior to the adoption of ASU 2017-01, the Company accounted for hotel acquisitions as business combinations and allocated the purchase price of each acquired business between tangible and intangible assets at full fair value on the acquisition date. Any additional amounts in excess of fair value were allocated to goodwill. The Company expensed acquisition costs of all acquired businesses as incurred.
The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture and fixtures, inventory, acquired above market and below market leases, in-place lease value (if applicable), advanced bookings, and any assumed financing that is determined to be above or below market terms. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.
The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties in the market at the time that the loan is assumed. The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs, based on estimated lease execution costs for similar leases in the market at the time of acquisition as well as lost rent payments during assumed lease up period when calculating as if vacant fair values for properties acquired with space leases to third party tenants, which is typically retail or restaurant space. The Company also evaluates each acquired lease, including ground leases, based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased land or retail space in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market lease intangible based upon the present value of the difference between the contractual lease rate and the estimated market rate. For leases with fixed rate renewals, renewal periods are included in the calculation of above or below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate" and current interest rates. This discount rate is a significant factor in determining the market valuation which requires judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.
Goodwill
The excess of the cost of an acquired entity (i.e. those that met the definition of an acquired business), over the net of the fair values assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill has been recognized and allocated to specific properties. The Company tests goodwill for impairment annually or more frequently if events or changes in circumstances indicate impairment.
In accordance with FASB ASC 350, Intangibles - Goodwill and Other, the Company tests goodwill for impairment by making a qualitative assessment of whether it is more likely than not that the specific property's fair value is less than its carrying amount before application of the two-step goodwill impairment test. The two-step goodwill test is not performed for those assets where it is concluded that it is not more likely than not that the fair value of a specific property is greater than its carrying amount. For those specific properties where this is not the case, the two-step procedure detailed below is followed in order to determine the amount of goodwill impairment.
In the first step, the estimated fair value of each property with goodwill is compared to the carrying value of the property’s assets, including goodwill. The fair value is based on estimated future cash flow projections that utilize discount and capitalization rates, which are generally unobservable in the market place (Level 3 inputs), but approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded in an amount equal to that excess. As of December 31, 2018 and 2017, the Company had goodwill of $34.4 million and $39.8 million, respectively, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets. Upon the disposition of Hilton Garden Inn Washington D.C. Downtown in November 2018, the Company derecognized $5.4 million of goodwill. During the years ended December 31, 2018, 2017 and 2016, no impairment of goodwill was recorded.
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

Involuntary Conversion
Any insurance recoveries for property damage expected to be received in excess of the recorded loss are treated as a gain and will not be recorded until contingencies are resolved.
During the second half of 2017, several of the Company's lodging properties were impacted by natural disasters, including two major hurricanes and a series of wildfires in California. As a result of the two major hurricanes, the Company recorded a loss of $950 thousand during the year ended December 31, 2017, net of insurance recoveries, which represented the historical cost net of accumulated depreciation of the properties and equipment written off for damage sustained during the hurricanes. Additionally, the Company expensed $1.3 million of hurricane-related repairs and cleanup costs across all impacted properties for the year ended December 31, 2017, which is included in impairment and other losses on the consolidated statements of operations and comprehensive income for the year then ended.
At times, the Company may be entitled to business interruption proceeds for certain properties, however, it will not record an insurance recovery receivable for these types of losses until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as a gain.
During the year ended December 31, 2018, the Company recognized $5.0 million of business interruption insurance proceeds related to lost income as a result of natural disasters that occurred in 2017, which is included in gain on business interruption insurance on the consolidated statement of operations and comprehensive income for the period then ended. Of the $5.0 million recognized, $3.1 million of the proceeds related to Hyatt Centric Key West Resort & Spa and $0.2 million of the proceeds related to Marriott Woodlands Waterway Hotel & Convention Center from lost income attributed to Hurricanes Irma and Harvey, respectively, that occurred in 2017. The aftermath of Hurricane Irma continued to impact demand in the Key West market into 2018, which led to further lost income for Hyatt Centric Key West Resort & Spa, which was covered by our business interruption insurance policy. The remaining $1.7 million of insurance proceeds received related to the Company's two Napa hotels for lost income as a result of the Northern California wildfires that impacted the hotels in the fourth quarter of 2017.
During the year ended December 31, 2017, the Company recognized $0.6 million of business insurance recovery proceeds, and as of December 31, 2017, an insurance recovery receivable of $0.4 million was included in other assets on the consolidated balance sheet.
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
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in ASU No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), the operations for the investment properties held for sale are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
Disposition of Real Estate
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05"). The guidance clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company adopted

ASU 2017-05 on January 1, 2018 using the modified retrospective approach. Upon adoption of ASU 2017-05, there was no change in income from continuing operations, net income nor any financial statement line item during the years ended December 31, 2018 and 2017. Therefore, there was no cumulative effect adjustment recorded to distributions in excess of retained earnings on the adoption date.
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
Prior to the adoption of ASU 2017-05, the Company accounted for dispositions in accordance with FASB ASC 360-20, Real Estate Sales. The Company recognized the gain in full when real estate was sold, provided (a) the profit was determinable, that is, the collectability of the sales price was reasonably assured or the amount that would not be collectible could be estimated, and (b) the earnings process was virtually complete, that is, the seller was not obliged to perform significant activities after the sale to earn the profit and the buyer had paid a significant non-refundable deposit.
Deferred Financing Costs
Financing costs related to senior unsecured credit facility and long-term debt are recorded at cost and are amortized as interest expense on a straight-line basis, which approximates the effective interest method, over the life of the related debt instrument, unless there is a significant modification to the debt instrument. The balance of unamortized deferred financing costs related to the senior unsecured revolving credit facility is included in other assets and unamortized deferred financing costs related to long-term debt are presented as a reduction in debt, net of loan discounts and unamortized deferred financing costs on the consolidated balance sheet. Deferred financing costs related to the credit facility were $5.6 million and $3.1 million at December 31, 2018 and 2017, respectively. This was offset by accumulated amortization of $3.1 million and $2.2 million, respectively. Deferred financing costs related to long-term debt were $12.2 million and $13.2 million at December 31, 2018 and 2017, respectively, which was offset by accumulated amortization of $5.0 million and $6.0 million, respectively.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2018, 2017 and 2016, comprehensive income was $195.8 million, $104.5 million and $89.3 million, respectively. As of December 31, 2018, 2017 and 2016, the Company's accumulated other comprehensive income was $12.7 million, $10.7 million and $5.0 million, respectively.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases, which replaces Topic 840, Leases, and requires most leases, in which we are the lessee, to be recorded on the Company's balance sheet as either operating or financing leases with a right of use asset and a corresponding lease liability measured at present value. Operating leases will be recognized on the income statement on a straight-line basis as lease expense and financing leases will be accounted for similarly to the accounting for amortizing debt. Leases with terms of less than 12 months will continue to be accounted for as they are under the current standard. The Company has completed its data gathering phase and identified a complete population of leases. Based on the identified lease population, the Company will record a right of use asset and lease liability of approximately one and three percent of total assets and liabilities as of December 31, 2018, respectively, upon adoption of ASU 2016-02, after applying a discount rate based on the underlying lease terms. In addition to the recording a right of use asset and lease liability upon adoption, the Company will reclassify the below market ground lease intangibles and the above market ground lease intangibles from intangibles and other liabilities, respectively, to the beginning right of use assets. The Company is currently in the process of determining its financial statement disclosures and is gathering all relevant data for such purposes. The Company adopted the standard on January 1, 2019 using the modified retrospective method.
In January 2018, the FASB issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. This guidance permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or have expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. An entity that elects this practical expedient would apply the practical expedient consistently to all of its existing or expired land easements that were not previously accounted for as leases under Topic 840. The Company adopted the practical expedient in ASU 2018-01 upon adoption of ASU 2016-02.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This guidance was issued to address stakeholders' questions on how to apply certain aspects of the new guidance in Topic 842. The clarifications are to be applied upon transition of Topic 842, which the Company adopted on January 1, 2019. The Company is currently in the process of determining its financial statement disclosures and is gathering all relevant data for such purposes.
In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, Leases. This guidance provides another option for transition, which allows entities not to apply the new lease standard in the comparative periods they present in their financial statements in the year of adoption. In addition, this guidance provides lessors with a practical expedient to not separate non-lease components from the associated lease components when certain criteria is met. These improvements are to be applied upon transition of Topic 842. The Company adopted the practical expedient on January 1, 2019, which provides the Company the option to apply the new guidance at its effective date (January 1, 2019) without having to adjust the 2018 and 2017 comparative financial statements.
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
Revenues are generated from various distribution channels including but not limited to direct bookings, global distribution systems and the Internet travel sites. Room transaction prices are based on an individual hotel's location, room type and the bundle of services included in the reservation and are set by the hotel daily. Any discounts, including advanced purchase, loyalty point redemptions or promotions are recognized at the discounted rate whereas rebates and incentives are recorded as a reduction in rooms revenue when earned. Revenues from online channels are generally recognized net of commission fees, unless the end price paid by the guest is known. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the guest. Cash received from a guest prior to check-in is recorded as an advanced deposit and is generally recognized as rooms revenue at the time the room reservation has become non-cancellable, upon occupancy or upon expiration of the re-booking date. Advance deposits are included in other liabilities on the consolidated balance sheet. Payment of any remaining balance is typically due from the guest upon check-out. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues).
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU 2014-09 using the modified retrospective approach. Upon adoption of ASU 2014-09 and related ASU clarifications, there was no change on income from continuing operations, net income, or any financial statement line item and there was no cumulative effect adjustment recorded to accumulated distributions in excess of net earnings on the adoption date. The Company concluded upon adoption of ASU 2014-09, the disposition of real estate assets, including hotels, qualify as a sale of a nonfinancial asset and should be recognized under the guidance in ASU 2017-05.

The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the year ended December 31, 2018, 2017 and 2016 (in thousands):

Year Ended
Primary Markets	December 31, 2018
Orlando, FL	$116,439
Phoenix, AZ	96,122
Houston, TX	94,127
Washington, DC-MD-VA	73,070
San Francisco/San Mateo, CA	72,782
Dallas, TX	69,648
San Jose-Santa Cruz, CA	58,569
Denver, CO	46,369
Boston, MA	46,147
California North	45,006
Other	339,928
Total	$1,058,207

Year Ended
Primary Markets	December 31, 2017
Houston, TX	$95,100
Orlando, FL	78,348
San Francisco/San Mateo, CA	69,299
Dallas, TX	69,088
San Jose-Santa Cruz, CA	55,545
Washington, DC-MD-VA	47,493
Boston, MA	45,166
California North	44,270
Atlanta, GA	40,800
Oahu Island, HI	40,794
Other	359,374
Total	$945,277

Year Ended
Primary Markets	December 31, 2016
Houston, TX	$103,279
San Francisco/San Mateo, CA	67,865
Dallas, TX	65,652
Orlando, FL	54,216
San Jose-Santa Cruz, CA	48,134
California North	43,270
Boston, MA	42,873
Oahu Island, HI	42,817
Atlanta, GA	41,525
Washington, DC-MD-VA	41,258
Other	399,271
Total	$950,160

4. Investment Properties
From time to time, we evaluate acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
During the years ended December 31, 2018 and 2017, the Company acquired the following properties:

Property	Location	Date	No. of Rooms (unaudited)	Net Purchase Price (in thousands)
The Ritz-Carlton, Denver(1)	Denver, CO	08/2018	202	$99,450
Fairmont Pittsburgh(1)	Pittsburgh, PA	09/2018	185	30,000
Park Hyatt Aviara Resort, Golf Club & Spa(2)	Carlsbad, CA	11/2018	327	170,000
Waldorf Astoria Atlanta Buckhead(3)	Atlanta, GA	12/2018	127	60,500
Total acquired in the year ended December 31, 2018(4)			841	$359,950

Hyatt Regency Grand Cypress(1)	Orlando, FL	5/2017	815	$205,500
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch(5)	Scottsdale, AZ	10/2017	493	220,000
Royal Palms Resort & Spa(5)	Phoenix, AZ	10/2017	119	85,000
The Ritz-Carlton, Pentagon City(6)	Arlington, VA	10/2017	365	105,000
Total acquired in the year ended December 31, 2017(7)			1,792	$615,500

(1)	Funded with cash on hand.

(2)	Funded with cash on hand and proceeds drawn on the Company's senior unsecured revolving credit facility.

(3)
The Company acquired the Mandarin Oriental, Atlanta a 127-room (unaudited) hotel in Atlanta, Georgia for $60.5 million. The hotel was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon completion of this acquisition. In conjunction with the rebranding, the Company entered into a new management agreement with Hilton. The acquisition included a free-standing restaurant (the "Buckhead Atlanta Restaurant"), which is part of the same mixed-use development. The restaurant is currently leased and operated as Del Frisco's Grille. The acquisition was funded with cash on hand.

(4)
The Company accounted for these transactions as asset acquisitions and capitalized the related acquisition costs as part of the respective purchase price. As such, approximately $1.8 million was capitalized during the year ended December 31, 2018.

(5)
The acquisition was a portfolio transaction. The acquisition was funded with cash on hand and proceeds from the term loans that were entered into during the third quarter of 2017. In connection with the closing of the transaction, wholly owned subsidiaries of the Company entered into two individual management agreements with Hyatt to continue to manage the hotels.

(6)
The acquisition was funded with cash on hand and proceeds drawn from the Company's senior unsecured revolving credit facility. In connection with the closing of the transaction, a wholly owned subsidiary of the Company entered into a management agreement with an affiliate of Marriott International, Inc. The Ritz-Carlton, Pentagon City is subject to a long-term ground lease that expires in 2040, with two additional 25-year extension options, which was assumed by the Company as part of the hotel's acquisition.

(7)
The Company accounted for the hotels acquired during the year ended December 31, 2017 as business combinations, and as a result expensed acquisition transaction costs of $1.8 million, which is included in the consolidated statements of operations and comprehensive income for the year then ended.

The Company recorded the identifiable assets and liabilities, including intangibles, acquired in the asset acquisitions and business combinations at the acquisition date relative fair value and identifiable fair value, respectively, using significant other observable inputs (Level 3). The following represents the purchase price allocation of the hotel properties acquired during the year ended December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Land	60,511	$122,991
Building and improvements	277,083	425,075
Furniture, fixtures, and equipment	20,943	57,760
Intangibles and other assets(1)(2)(3)(4)(5)(6)	3,172	9,674
Total purchase price(7)	$361,709	$615,500

(1)	As part of the purchase price allocation for The Ritz-Carlton Denver, the Company allocated $0.5 million to advanced bookings that will be amortized over approximately 1.4 years.

(2)	As part of the purchase price allocation for Park Hyatt Aviara Resort, Golf Club & Spa, the Company allocated $1.9 million to advanced bookings that will be amortized over approximately 2.4 years.

(3)
As part of the purchase price allocation for Waldorf Astoria Atlanta Buckhead, the Company allocated $1.0 million to advanced bookings and lease intangibles that will be amortized over a weighted average useful life of 3.2 years.

(4)
As part of the purchase price allocation for the Hyatt Regency Grand Cypress, the Company allocated $3.5 million to advanced bookings that will be amortized over approximately 3.5 years and allocated $0.1 million to lease intangibles that will be amortized over a weighted average of seven years.

(5)
As part of the purchase price allocation for the Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch and Royal Palms Resort and Spa, the Company allocated $2.8 million and $0.6 million, respectively, to advanced bookings that will be amortized over approximately 3.25 and 2.25 years, respectively.

(6)
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

(7)	During the year ended December 31, 2018, the total cost capitalized included acquisition costs as each was accounted for as an asset acquisition.

Dispositions
The following represents the disposition details for the properties sold during the years ended December 31, 2018, 2017, and 2016 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds		Gain on Sale/ (Impairment)
Aston Waikiki Beach Hotel	03/2018	645	$200,000	$196,920		$42,323	(1)
Hilton Garden Inn Washington D.C. Downtown(2)	11/2018	300	128,000	125,333		58,407
Residence Inn Denver City Center	12/2018	228	92,000	90,304		22,947
Total for the year ended December 31, 2018		1,173	$420,000	$412,557		$123,677

Courtyard Birmingham Downtown at UAB(3)	04/2017	122	$30,000	$29,176		$12,972
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor(4)	06/2017	812	163,000	157,675		36,121
Marriott West Des Moines	07/2017	219	19,000	18,014		1,654
Total for the year ended December 31, 2017		1,153	$212,000	$204,865		$50,747

Hilton University of Florida Conference Center Gainesville	02/2016	248	$36,000	$32,055	(5)	$649
DoubleTree by Hilton Washington DC	04/2016	220	65,000	63,550		(96)
Embassy Suites Baltimore North/Hunt Valley	05/2016	223	20,000	19,459		(8,036)
Marriott Atlanta Century Center/Emory Area & Hilton Phoenix Suites(4)	06/2016	513	50,750	50,048		(1,903)
Hilton St. Louis Downtown at the Arch	12/2016	195	21,500	20,896		252
Hampton Inn & Suites Denver Downtown, Hilton Garden Inn Chicago North Shore/Evanston, and Homewood Suites by Hilton Houston Near the Galleria(4)	12/2016	488	97,000	92,653		29,152
Total for the year ended December 31, 2016		1,887	$290,250	$278,661		$20,018

(1)	In addition to the gain on sale recognized during the year ended December 31, 2018, the Company also recognized adjustments related to the 2017 dispositions amounting to $0.1 million.

(2)
As part of the disposition in November 2018, the Company derecognized $5.4 million of goodwill related to Hilton Garden Inn Washington D.C Downtown that was included in intangible assets, net of accumulated amortization on the consolidated balance sheet as of December 31, 2017.

(3)
As part of the disposition in April 2017, the Company derecognized $2.3 million of goodwill related to Courtyard Birmingham at UAB that was included in intangible assets, net of accumulated amortization on the consolidated balance sheet as of December 31, 2016.

(4)	The hotels were sold as part of a portfolio sales agreement.

(5)	The Company was entitled to net proceeds at closing of $32.1 million, and in conjunction with the sale repaid the $27.8 million outstanding property level mortgage.
The operating results for the hotels sold during the years ended December 31, 2018, 2017 and 2016 are included in the Company's consolidated financial statements as part of continuing operations as these dispositions did not represent a strategic shift or have a major effect on the Company's results of operations
Assets Held for Sale
In December 2017, the Company entered into a sales agreement to sell the Aston Waikiki Beach Hotel located in Honolulu, HI for $200 million, excluding closing costs. The sale closed in March 2018. The assets of the hotel were included in assets held for sale at their respective net book values on the accompanying consolidated balance sheet as of December 31, 2017.

The major classes of assets classified as held for sale as of December 31, 2017 are as follows (in thousands):

December 31, 2017
Building and other improvements	176,824
Less accumulated depreciation	(32,975)
Net investment properties	$143,849
Intangible assets, net	8,823
Total assets held for sale	$152,672
5. Investment in Real Estate Entities
In October 2018, the Company acquired the remaining 25% membership interest in both the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook for a combined purchase price $12.2 million. The acquisition of the remaining membership interests was an equity transaction and therefore had no impact to the consolidated statement of operations and comprehensive income upon closing of the transaction. Simultaneously with the purchase of the membership interests, the Company repaid the outstanding principal balance of two mortgage loans collateralized by these hotels totaling $43.4 million.
Prior to October 2018, the Company had a 75% interest in both the Grand Bohemian Hotel Charleston and the Grand Bohemian Hotel Mountain Brook. These entities were considered VIE's because the entities did not have enough equity to finance their activities without additional subordinated financial support. The Company determined that it had the power to direct the activities of the VIE's that most significantly impacted the VIE's economic performance, as well as the obligation to absorb losses of the VIE's that could potentially have been significant to the VIE, or the right to receive benefits from the VIE's that could potentially have been significant to the VIE. As such, the Company had a controlling financial interest and was considered the primary beneficiary of each of these entities. Therefore, these entities were consolidated by the Company.
The following were the liabilities of the consolidated VIE's at December 31, 2017, which were non-recourse to the Company, and the assets that could have been used to settle those obligations (in thousands):

December 31, 2017
Net investment properties	$67,687
Other assets	2,582
Total assets	$70,269
Mortgages payable	(44,074)
Other liabilities	(2,563)
Total liabilities	$(46,637)
Net assets	$23,632

6. Intangible Assets
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Intangible assets:
Acquired in-place lease intangibles	$888	$583
Acquired below market ground lease	25,625	25,625
Advance bookings	4,254	5,253
Accumulated amortization	(3,578)	(3,286)
Net intangible assets	$27,189	$28,175
Goodwill	34,352	39,825
Total intangible assets, net	$61,541	$68,000
Intangible liabilities:
Acquired below market lease costs	$(4,257)	$(4,257)
Accumulated amortization	1,016	822
Intangible liabilities, net	$(3,241)	$(3,435)
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease, including the respective renewal period for below market lease costs with fixed rate renewals, as an adjustment to other revenues. Amortization pertaining to the above market lease is applied as a reduction to other revenues. Amortization pertaining to the below market lease costs is applied as an increase to other revenues. The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease and is recorded as amortization expense. The portion of the purchase price allocated to acquired below market ground lease is amortized on a straight-line basis over the life of the related lease and is recorded as ground lease expense. The portion of the purchase price allocated to advance bookings is amortized on a straight-line basis over the estimated life and is recorded as amortization.
The following table summarizes the amortization related to intangibles for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017
Amortization of above and below market lease intangibles:
Acquired above market lease costs	$—	$(33)
Acquired below market lease costs	194	249
Other revenues increase attributable to amortization	$194	$216

Acquired in-place lease intangibles	$85	$475
Acquired below market ground lease	$442	$633
Advance bookings	$3,405	$3,430

The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Amortization of above and below market lease intangibles:
Acquired below market lease costs	$194	$194	$194	$194	$194	$2,271	$3,241
Other revenues increase attributable to amortization	$194	$194	$194	$194	$194	$2,271	$3,241

Acquired in-place lease intangibles	$202	$147	$147	$124	$8	$4	$632
Acquired below market ground lease	442	442	442	442	442	21,345	23,555
Advance bookings	2,581	385	36	—	—	—	3,002

7. Debt
Debt as of December 31, 2018 and 2017 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type(1)	Rate(2)		Maturity Date	December 31, 2018		December 31, 2017
Mortgage Loans
Andaz Savannah	Variable	—		1/14/2019	—	(3)	21,500
Hotel Monaco Denver	Fixed(4)	—		1/17/2019	—	(3)	41,000
Hotel Monaco Chicago	Variable	—		1/17/2019	—	(3)	18,344
Loews New Orleans Hotel	Variable	—		2/22/2019	—	(3)	37,500
Westin Galleria Houston & Westin Oaks Houston at The Galleria	Variable	—		5/1/2019	—	(3)	110,000
Grand Bohemian Hotel Charleston	Variable	—		11/10/2020	—	(3)	19,026
Grand Bohemian Hotel Mountain Brook	Variable	—		12/27/2020	—	(3)	25,229
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020	15,392		15,908
Marriott Dallas City Center	Fixed(4)	4.05%		1/3/2022	51,000		51,000
Hyatt Regency Santa Clara	Fixed(4)	3.81%		1/3/2022	90,000		90,000
Hotel Palomar Philadelphia	Fixed(4)	4.14%		1/13/2023	59,000		59,750
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	4.62%		8/14/2024	100,000		100,000
Andaz Napa(5)	Fixed(4)	3.32%		9/13/2024	56,000		38,000
The Ritz-Carlton, Pentagon City	Fixed(6)	3.69%		1/31/2025	65,000		—
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	61,806		62,833
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	59,281		60,000
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000		115,000
Total Mortgage Loans		4.19%	(2)		$672,479		$865,090
Mortgage Loan Discounts(7)	—	—			(191)		(255)
Unamortized Deferred Financing Costs, net	—	—			(7,200)		(7,242)
Senior Unsecured Credit Facility	Variable	4.06%		2/28/2022	—		40,000
Unsecured Term Loan $175M	Fixed(8)	2.79%		2/15/2021	175,000		175,000
Unsecured Term Loan $125M	Fixed(8)	3.28%		10/22/2022	125,000		125,000
Unsecured Term Loan $150M	Variable(9)	3.97%		8/21/2023	65,000		—
Unsecured Term Loan $125M	Fixed(8)	3.72%		9/13/2024	125,000		125,000
Debt, net of loan discounts and unamortized deferred financing costs		3.82%	(2)		$1,155,088		$1,322,593

(1)	Variable index is one month LIBOR as of December 31, 2018.

(2)	Represents the weighted average interest rate as of December 31, 2018.

(3)	During the year ended December 31, 2018, the Company elected its prepayment option per the terms of the mortgage loan agreement and repaid the outstanding balance.

(4)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for a portion of or the entire term of loan.

(5)
In September 2018, the Company amended its mortgage loan agreement to extend the maturity date from March 2019 through September 2024 and received additional loan proceeds of $18 million. The interest rate is fixed for the original principal of $38 million through March 2019, after which the rate will revert back to variable for the entire mortgage loan balance of $56 million.

(6)
The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loan from June 2018 through January 2023. The effective interest rate on the loan will be 3.69% through January 2019 after which the rate will increase to 4.95% through January 2023.

(7)	Loan discounts recognized upon modification, net of the accumulated amortization.

(8)	LIBOR has been fixed for certain interest periods throughout the term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(9)
In August 2018, the Company entered into an unsecured term loan for $150 million that matures in August 2023. The term loan includes an accordion option that allows the Company to request additional lender commitments of up to $100 million. In October 2018, the Company funded $65 million of the term loan. As of December 31, 2018, the Company had $65 million remaining to draw. In February 2019, the remaining $85 million was funded.
In connection with repaying mortgage loans during the years ended December 31, 2018 and 2017, the Company incurred prepayment and extinguishment fees of approximately $0.6 million and $0.3 million, respectively, which is included in the loss on extinguishment of debt in the accompanying consolidated statements of operations and comprehensive income for the period then ended. The loss from extinguishment of debt also represents the write-off of any unamortized deferred financing costs incurred when the original agreements were executed, if applicable.
Debt outstanding as of December 31, 2018 and December 31, 2017 was $1,162 million and $1,330 million and had a weighted average interest rate of 3.82% and 3.71% per annum, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2018	Weighted average interest rate
2019	$3,606	4.30%
2020	19,222	3.99%
2021	180,405	2.84%
2022	272,719	3.62%
2023	127,700	4.06%
Thereafter	558,827	4.17%
Total Debt	$1,162,479	3.82%
Total Mortgage Discounts, net	(191)	—
Unamortized Deferred Financing Costs, net	(7,200)	—
Senior unsecured revolving credit facility	—	4.06%
Debt, net of loan discounts and unamortized deferred financing costs	$1,155,088	3.82%
Certain loans have options to extend the maturity dates if exercised by the Company, subject to being compliant with certain covenants and the prepayment of an extension fee. We expect to repay, refinance, or extend our maturing debt as they become due.
Senior Unsecured Revolving Credit Facility
In February 2015, the Company entered into a $400 million senior unsecured credit revolving facility with a syndicate of banks. The senior unsecured credit facility included an uncommitted accordion feature which, subject to certain conditions, allowed the Company to increase the aggregate availability by up to an additional $350 million. Borrowings under the revolving credit facility bore interest based on LIBOR plus a margin ranging from 1.50% to 2.45% as determined by the Company's leverage ratio.
In January 2018, the Company entered into an amended and restated senior unsecured revolving credit facility with a syndicate of banks. The amendment upsized the credit facility from $400 million to $500 million and extended the maturity date an additional three years to February 2022, with two additional six-month extension options. The revolving credit facility’s interest rate is now based on a pricing grid with a range of 1.50% to 2.25% over LIBOR as determined by the Company’s leverage ratio, or at the Company's election upon achievement of an investment grade rating from Moody’s Investor Services, Inc. or Standard & Poor’s Rating Services, interest based on LIBOR plus a margin ranging from 0.5% to 1.25%). In addition, until such election, the Company is required to pay a quarterly unused commitment fee of up to 0.30% of the unused portion of the credit facility based on the average daily unused portion of the credit facility; thereafter, the Company is required to pay a facility fee ranging between 0.125% and 0.3% based on the Company's debt rating.
As of December 31, 2018, there was no outstanding balance on the senior unsecured revolving facility. During the year ended December 31, 2018, the Company incurred unused commitment fees of approximately $1.5 million and interest expense of $0.6 million, respectively, attributed to the senior unsecured credit facility. During the year ended December 31, 2017, the Company incurred unused commitment fees of $1.2 million and interest expense of $0.5 million. During the year ended December 31, 2016, the Company incurred unused commitment fees of $1.2 million and no interest expense.

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
As of December 31, 2018, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the credit facility, unsecured term loans or mortgage loans.

8. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of December 31, 2018, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.
As of December 31, 2018 and December 31, 2017, all derivative instruments held by the Company with the right of offset were in a net asset position and were included in other assets on the consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of December 31, 2018 and December 31, 2017, respectively (in thousands):

						December 31, 2018		December 31, 2017
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$1,218	$50,000	$1,134
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	1,597	65,000	1,497
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	1,472	60,000	1,379
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	50,000	1,093	50,000	675
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	544	25,000	334
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	537	25,000	325
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	537	25,000	330
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	59,000	1,956	60,000	1,630
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	41,000	30	41,000	386
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 1.9%	9/1/2016	3/21/2019	38,000	135	38,000	428
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	938	51,000	588
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	806	45,000	521
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	829	45,000	493
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	725	40,000	362
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	718	40,000	358
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	25,000	447	25,000	218
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	20,000	362	20,000	180
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(314)	—	—
Mortgage Debt(1)	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	—	(673)	—	—
						$728,000	$12,957	$705,000	$10,838

(1) The interest rate swap is effective January 2019. Upon effectiveness, the notional amount will be $41 million.
The table below details the location in the consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the year ended December 31, 2018 and 2017 (in thousands):

		Year Ended December 31,
		2018	2017
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$4,944	$3,388
Gain (loss) reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(2,826)	$2,396
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$51,402	$46,294
The Company expects approximately $5.4 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which is netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	December 31, 2018	December 31, 2017
Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Assets
Interest rate swaps	$12,957	$10,838
Total	$12,957	$10,838
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
Non-Recurring Measurements
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$1,162,288	$1,171,552	$1,289,835	$1,303,550
Senior unsecured revolving credit facility	—	—	40,000	40,101
Total	$1,162,288	$1,171,552	$1,329,835	$1,343,651
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.22% and 3.93% per annum as of December 31, 2018 and December 31, 2017, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2018 and 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
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
For the year ended December 31, 2018 the Company recognized income tax expense of $6.0 million using an estimated federal and state statutory combined rate of 23.85%.
During the year ended December 31, 2017, the Company recognized income tax expense of $7.8 million, including the one-time deferred income tax expense of $0.6 million, using an estimated federal and state statutory combined rate of 37.28%.
During the year ended December 31, 2016, the Company recognized income tax expense of $5.1 million using an estimated federal and state statutory combined rate of 36.26%.
The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$(4,000)	$(5,685)	$(3,139)
State	(2,199)	(1,748)	(1,196)
Total current	$(6,199)	$(7,433)	$(4,335)
Deferred:
Federal	$59	$(411)	$(71)
State	147	11	(671)
Total deferred	$206	$(400)	$(742)
Total tax provision	$(5,993)	$(7,833)	$(5,077)

Below is a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes (in thousands):

	Years Ended December 31,
	2018	2017	2016
Provision for income taxes at statutory rate	$(42,950)	$(38,027)	$(32,024)
Tax benefit related to REIT operations	38,601	31,551	28,351
Income for which no federal tax benefit was recognized	(2)	(2)	(7)
Valuation allowances	10	—	(20)
Impact of rate change on deferred tax balances	131	(529)	(666)
State tax provision, net of federal	(1,821)	(1,109)	(986)
Other	38	283	275
Total tax provision	$(5,993)	$(7,833)	$(5,077)
Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively, and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Net operating loss	$3,657	$3,049
Deferred income	1,197	1,007
Miscellaneous	96	108
Total deferred tax assets	$4,950	$4,164
Less: Valuation allowance	(3,581)	(3,001)
Net deferred tax assets	$1,369	$1,163
The Company's remaining U.S. federal net operating loss carryforwards were $11.2 million as of December 31, 2018 and 2017, and are all subject to limitation. As such, the Company has established a valuation allowance against such amounts. The Company had state net operating loss carryfowards of $25.1 million and $25.2 million as of December 31, 2018 and 2017, respectively, certain of which are subject to limitation. As such, the Company established a $23.6 million and $23.4 million valuation allowance as of December 31, 2018 and 2017, respectively, against these amounts.
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
Based upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $3.6 million, at December 31, 2018. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
During the year ended December 31, 2018 and 2017, the Company increased the valuation allowance associated with certain deferred tax assets by $0.6 million and decreased $1.4 million, respectively. All of the decrease during the year ended December 31, 2017 was made in connection with the change in the corporate income tax rate used to measure the deferred tax assets.

Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2018. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2018. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016 or in the consolidated balance sheets as of December 31, 2018 and 2017. As of December 31, 2018, the Company’s 2018, 2017, and 2016 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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
During the year ended December 31, 2018, the Company received gross proceeds of $137.4 million, and paid $1.7 million in transaction fees, from the issuance of 5,719,959 shares of its common stock in accordance with the ATM Agreement at a weighted average share price of $24.02. In addition, the Company amortized additional transaction costs of $0.8 million during the year ended December 31, 2018. As of December 31, 2018, the Company had $62.6 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program during the year ended December 31, 2018. For the year ended December 31, 2017, 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.07 per share for an aggregate purchase price of $4.1 million. As of December 31, 2018, the Company had approximately $96.9 million remaining under its share repurchase authorization.
Dividends
The Company declared dividends of $1.10 per common stock totaling $122.4 million during the year ended December 31, 2018 and $1.10 per common stock totaling $117.8 during the year ended December 31, 2017. For income tax purposes, dividends paid per share on our common stock during the year ended December 31, 2018 were 100% taxable as ordinary income and for the year ended December 31, 2017 were 96.2% taxable as ordinary income and 3.8% taxable as a return of capital.
Non-controlling Interest of Common Units in Operating Partnership
As of December 31, 2018, the Operating Partnership had 2,919,986 long-term incentive partnership units ("LTIP Units") outstanding, representing a 2.5% partnership interest held by the limited partners. Of the 2,919,986 LTIP Units outstanding at December 31, 2018, 1,458,443 units had vested. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described in the Note 13. As of December 31, 2017, the Operating Partnership had 2,149,607 LTIP Units outstanding, representing a 2.0% partnership interest held by the limited partners.
During the year ended December 31, 2018, 37,224 LTIP units were redeemed for cash totaling $0.8 million.
The Company declared dividends of $1.10 per LTIP Unit totaling $1.0 million during the year ended December 31, 2018 and $1.10 per LTIP Unit totaling $577 thousand during the year ended December 31, 2017. As of December 31, 2018 and 2017, the Company accrued $252 thousand and $146 thousand, respectively, in dividends related to the LTIP Units.

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
Income allocated to non-controlling interest in the Operating Partnership has been excluded from the numerator and Operating Partnership Units and LTIP Units in the Operating Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.
The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to common stockholders	$193,688	$98,862	$85,855
Dividends paid on unvested share-based compensation	(585)	(593)	(473)
Undistributed earnings attributable to unvested share based compensation	(98)	—	—
Net income available to common stockholders	$193,005	$98,269	$85,382

Denominator:
Weighted average shares outstanding - Basic	110,124,142	106,767,108	108,012,708
Effect of dilutive share-based compensation	253,592	252,044	130,290
Weighted average shares outstanding - Diluted	110,377,734	107,019,152	108,142,998

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$1.75	$0.92	$0.79
13. Share Based Compensation
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and InvenTrust Properties Corp. (our former parent company prior to our spin-off in February 2015) as its sole common stockholder approved, the Company's 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units (i.e. LTIP Units) in the Operating Partnership.

Restricted Stock Units Grants
The Compensation Committee of the Board of Directors of the Company approved the following grants of restricted stock units to certain Company employees:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted Average Grant Date Fair Value
March 2016	2016 Restricted Stock Units	104,079	51,782	$13.09
April 2016	2016 Restricted Stock Units	26,738	—	$15.34
February 2017	2017 Restricted Stock Units	82,829	44,858	$15.18
February 2018	2018 Restricted Stock Units	79,812	45,464	$15.92
Of the time-based Restricted Stock Units granted in April 2016, 50% of the units vested on February 4, 2017 and the remaining 50% vested on February 4, 2018. All other time-based Restricted Stock Units will vest as follows, subject to the employee’s continued service with the Company or any of its affiliates through each applicable vesting date: 33% on the first anniversary of the vesting commencement date of the award, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
Of the performance-based Restricted Stock Units, twenty-five percent (25%) are designated as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units"), and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the performance-based Restricted Stock Units are designated as relative TSR share units (the "Relative TSR Share Units") and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period. Vesting of performance-based Restricted Stock Units is subject to the employee's continued service through the applicable vesting date.
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
The Compensation Committee approved the issuance of the following awards under the 2015 Incentive Award Plan during the years ended December 31, 2018, 2017, 2016:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted Average Grant Date Fair Value
March 2016	2016 LTIP Units	78,076	664,515	$7.86
April 2016	2016 LTIP Units	12,945	110,179	$7.85
February 2017	2017 LTIP Units	86,210	715,001	$8.97
February 2018	2018 LTIP Units	84,505	725,860	$8.79
Each award of time-based LTIP units will vest as follows, subject to the executive’s continued service through each applicable vesting date: 33% on the first anniversary of the vesting commencement date of the award, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
A portion of each award of Class A LTIP Units is designated as a number of “base units.” Twenty-five percent (25%) of the base units are designated as absolute TSR base units, and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period. Vesting of Class A LTIP Units is subject to the employee's continued service through the applicable vesting date.
Pursuant to the respective Director Compensation Program, the Company approved the issuance of following fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors for the years ended December 31, 2018, 2017, 2016:

Grant Date	Grant Description	Time-Based Grants	Grant Date Fair Value
May 2016	2016 LTIP Units	33,894	$15.49
May 2017	2017 LTIP Units	33,355	$17.84
May 2018	2018 LTIP Units	24,661	$24.13
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
The following is a summary of the unvested incentive awards as of December 31, 2018 and 2017:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2016	243,769	238,152	1,259,613	1,741,534
Granted	—	127,687	834,566	962,253
Vested(2)	(195,087)	(93,644)	(368,574)	(657,305)
Expired	—	(7,893)	(63,532)	(71,425)
Forfeited	—	—	—	—
Unvested as of December 31, 2017	48,682	264,302	1,662,073	1,975,057
Granted	—	125,276	835,026	960,302
Vested(2)	(48,682)	(138,411)	(852,786)	(1,039,879)
Expired	—	(2,581)	(30,232)	(32,813)
Forfeited	—	(2,893)	—	(2,893)
Unvested as of December 31, 2018	—	245,693	1,614,081	1,859,774
Weighted average fair value of unvested shares/units	$—	$15.12	$8.84	$9.67

(1)	Includes Time-Based LTIP Units and Class A LTIP Units.

(2)
During the year ended December 31, 2018 and 2017, the Company redeemed 58,555 and 107,830, respectively, shares of common stock to satisfy federal and state tax withholding requirements on the vesting of Share Units and Restricted Stock Units under the 2014 Share Unit Plan and the 2015 Incentive Award Plan.

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
For the year ended December 31, 2018 the Company recognized approximately $8.6 million of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management. In addition, during the year ended December 31, 2018 we recognized $0.6 million from LTIP units that were provided to the Company's Board of Directors and capitalized approximately $0.5 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of December 31, 2018, there was $9.6 million of total unrecognized compensation costs related to unvested restricted stock units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 1.7 additional years.
For the year ended December 31, 2017, the Company recognized approximately $9.3 million of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management. In addition, during the year ended December 31, 2017 we recognized $0.6 million from LTIP units that were provided to the Company's Board of Directors and capitalized approximately $0.6 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.

For the year ended December 31, 2016, the Company recognized approximately $9.5 million of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management, which included $1.2 million of accelerated share-based compensation expense related to management transition and severance agreements incurred during the year ended December 31, 2016. In addition, during the year ended December 31, 2016 we recognized $0.5 million from LTIP units that were provided to the Company's Board of Directors and capitalized approximately $0.6 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.
14. Commitments and Contingencies
Certain leases and operating agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2018 and December 31, 2017, the Company had a balance of $60.6 million and $46.6 million, respectively, in reserves for such future improvements which is included in restricted cash and escrows on the consolidated balance sheets.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse affect on the financial statements of the Company.
In addition, in connection with the Company's separation from InvenTrust, on August 8, 2014, the Company entered into an Indemnity Agreement, as amended, with InvenTrust pursuant to which InvenTrust has agreed to the fullest extent allowed by law or government regulation, to absolutely, irrevocably and unconditionally indemnify, defend and hold harmless the Company and its subsidiaries, directors, officers, agents, representatives and employees (in each case, in such person’s respective capacity as such) and their respective heirs, executors, administrators, successors and assignees from and against all losses, including but not limited to "actions" (as defined in the Indemnity Agreement), arising from: (1) the non-public, formal, fact-finding investigation by the SEC as described in InvenTrust's public filings with the SEC (the "SEC Investigation"); (2) the three related demands (including the Derivative Lawsuit described below) received by InvenTrust ("Derivative Demands") from stockholders to conduct investigations regarding claims similar to the matters that are subject to the SEC Investigation and as described in InvenTrust' public filings with the SEC; (3) the derivative lawsuit filed on March 21, 2013 on behalf of InvenTrust by counsel for stockholders who made the first Derivative Demand (the "Derivative Lawsuit"); and (4) the investigation by the Special Litigation Committee of the board of directors of InvenTrust. In each case InvenTrust indemnified the Company, regardless of when or where the loss took place, or whether any such loss, claim, accident, occurrence, event or happening is known or unknown, and regardless of whether such loss, claim, accident, occurrence, event or happening giving rise to the loss existed prior to, on or after February 3, 2015, the separation date or relates to, arises out of or results from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to, on or after February 3, 2015, the separation date.
Ground Leases
The Company leases the land from third parties underlying four of its hotels and has a partial ground lease for the meeting facility at one hotel. The average remaining initial lease term at December 31, 2018 was approximately 47 years, and the average remaining lease term including available renewal rights under the terms of the lease agreements was approximately 75 years.
All of the Company's ground leases are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense on a straight-line basis over the term of the lease. During the years ended December 31, 2018, 2017 and 2016, we recognized ground lease expense of $4.9 million, $5.8 million, and $5.4 million, respectively, which includes amortization of ground lease intangibles and variable rent payments, which is included in ground lease expense on the consolidated statements of operations and comprehensive income.
In addition to ground leases, the Company is subject to certain parking leases at three hotels. These leases have a weighted average remaining term of 36 years, without extension options, and a weighted average 47 years with all extension options exercised.

As of December 31, 2018, future minimum ground and parking lease payments are as follows (in thousands):

	Ground Leases	Parking
2019	$1,576	$320
2020	1,576	281
2021	1,576	226
2022	1,576	228
2023	1,576	230
Thereafter	31,618	14,150
Total	$39,498	$15,435
15. Quarterly Operating Results (unaudited)
The following represents the results of operations, for each quarterly period, during the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$264,498	$277,057	$240,989	$275,663	$1,058,207
Net income	57,043	29,531	9,334	102,624	198,532
Net income attributable to non-controlling interests	(1,387)	(737)	(90)	(2,630)	(4,844)
Net income attributable to common stockholders	55,656	28,794	9,244	99,994	193,688
Net income per share available to common stockholders, basic	$0.52	$0.26	$0.08	$0.89	$1.75
Net income per share available to common stockholders, diluted	$0.52	$0.26	$0.08	$0.88	$1.75

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$218,460	$244,392	$223,289	$259,136	$945,277
Net income from continuing operations	8,227	70,998	11,767	9,824	100,816
Net income attributable to non-controlling interests	(114)	(1,580)	(129)	(131)	(1,954)
Net income attributable to common stockholders	8,113	69,418	11,638	9,693	98,862
Net income per share available to common stockholders, basic and diluted	$0.07	$0.65	$0.11	$0.09	$0.92

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2018

		Initial Cost (A)				Gross amount at which carried at end of period
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition / Opened	Life on Which Depreciation in Latest Income Statement is Computed
Andaz Napa Valley Napa, CA	$56,000	$10,150	$57,012	$—	$1,624	$10,150	$58,636	$68,786	$20,684	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	6,772	6,949	50,202	57,151	14,947	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	—	2,680	36,212	—	5,170	2,680	41,382	44,062	9,100	2009	9/10/2013	5 - 30 years
Bohemian Hotel Celebration, an Autograph Collection Hotel Celebration, FL	—	1,232	19,000	—	2,779	1,232	21,779	23,011	6,381	1999	2/6/2013	5 - 30 years
Bohemian Hotel Savannah, an Autograph Collection Hotel Savannah, GA	—	2,300	24,240	—	2,108	2,300	26,348	28,648	9,749	2009	8/9/2012	5 - 30 years
Buckhead Atlanta Restaurant Atlanta, GA	—	364	2,349	—	—	364	2,349	2,713	13	2008	12/7/2018	5 - 30 years
Canary Santa Barbara Santa Barbara, CA	—	22,361	57,822	—	1,497	22,361	59,319	81,680	9,408	2005	7/16/2015	5 - 30 years
Fairmont Dallas Dallas, TX	—	8,700	60,634	—	20,798	8,700	81,432	90,132	37,014	1968	8/1/2011	5 - 30 years
Fairmont Pittsburgh Pittsburgh, PA	—	3,378	27,101	—	188	3,378	27,289	30,667	318	2010	9/26/2018	5 - 30 years
Grand Bohemian Hotel Charleston Charleston, SC	—	4,550	26,582	—	173	4,550	26,755	31,305	4,447	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook Birmingham, AL	—	2,000	42,246	—	561	2,000	42,807	44,807	7,189	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, an Autograph Collection Hotel Orlando, FL	59,281	7,739	75,510	—	4,495	7,739	80,005	87,744	24,334	2001	12/27/2012	5 - 30 years
Hotel Commonwealth Boston, MA	—	—	114,085	—	1,096	—	115,181	115,181	15,716	2003	1/15/2016	5 - 30 years
Hotel Monaco Chicago Chicago, IL	—	15,056	40,841	—	9,531	15,056	50,372	65,428	13,168	1912	11/1/2013	5 - 30 years
Hotel Monaco Denver Denver, CO	—	5,742	69,158	—	10,686	5,742	79,844	85,586	19,760	1917/1937	11/1/2013	5 - 30 years
Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	4,155	1,777	60,311	62,088	15,590	1924	11/1/2013	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2018

		Initial Cost (A)				Gross amount at which carried at end of period
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition / Opened	Life on Which Depreciation in Latest Income Statement is Computed
Hotel Palomar Philadelphia Philadelphia, PA	$59,000	$9,060	$90,909	$—	$2,008	$9,060	$92,917	$101,977	$15,365	1929	7/28/2015	5 - 30 years
Hyatt Centric Key West Resort & Spa Key West, FL	—	40,986	34,529	—	7,020	40,986	41,549	82,535	11,199	1988	11/15/2013	5 - 30 years
Hyatt Regency Grand Cypress Orlando, FL	—	17,867	183,463	—	19,459	17,867	202,922	220,789	14,732	1984	5/26/2017	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	90,000	—	100,227	—	15,783	—	116,010	116,010	33,172	1986	9/20/2013	5 - 30 years
Hyatt Regency Scottsdale Resort and Spa at Gainey Ranch Scottsdale, AZ	—	71,211	145,600	—	4,537	71,211	150,137	221,348	9,843	1987	10/3/2017	5 - 30 years
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	235	4,144	2,917	7,061	371	1953	11/25/2014	5 - 30 years
Loews New Orleans New Orleans, LA	—	3,529	70,652	—	7,916	3,529	78,568	82,097	19,266	1972	10/11/2013	5 - 30 years
Lorien Hotel & Spa Alexandria, VA	—	4,365	40,888	—	3,932	4,365	44,820	49,185	13,597	2009	10/24/2013	5 - 30 years
Marriott Charleston Town Center Charleston, WV	15,392	—	26,647	—	9,434	—	36,081	36,081	16,564	1982	2/25/2011	5 - 30 years
Marriott Chicago at Medical District/UIC Chicago, IL	—	8,831	17,911	—	9,372	8,831	27,283	36,114	11,232	1988	2/8/2008	5 - 30 years
Marriott Dallas City Center Dallas, TX	51,000	6,300	45,158	—	37,553	6,300	82,711	89,011	33,782	1980	9/30/2010	5 - 30 years
Marriott Griffin Gate Resort & Spa Lexington, KY	—	8,638	54,960	1,498	12,632	10,136	67,592	77,728	25,079	1981	3/23/2012	5 - 30 years
Marriott Napa Valley Hotel & Spa Napa Valley, CA	—	14,800	57,223	—	17,407	14,800	74,630	89,430	23,617	1979	8/26/2011	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	115,000	36,700	72,370	—	31,191	36,700	103,561	140,261	37,674	1985	3/23/2012	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	26,645	5,500	125,531	131,031	52,671	2002	11/21/2007	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2018

		Initial Cost (A)				Gross amount at which carried at end of period
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition / Opened	Life on Which Depreciation in Latest Income Statement is Computed
Park Hyatt Aviara Resort, Golf Club & Spa Carlsbad, CA	$—	$33,252	$135,320	$—	$72	$33,252	$135,392	$168,644	$462	1997	11/20/2018	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	100,000	6,834	90,792	—	16,238	6,834	107,030	113,864	36,767	1983	3/23/2012	5 - 30 years
Renaissance Austin Hotel Austin, TX	—	10,656	97,960	—	14,752	10,656	112,712	123,368	40,208	1986	3/23/2012	5 - 30 years
Residence Inn Boston Cambridge Cambridge, MA	61,806	10,346	72,735	—	(1,117)	10,346	71,618	81,964	27,545	1999	2/8/2008	5 - 30 years
The Ritz-Carlton, Denver Denver, Colorado	—	15,132	84,145	—	904	15,132	85,049	100,181	1,300	1982	8/24/2018	5 - 30 years
The Ritz-Carlton, Pentagon City Arlington, Virginia	65,000	—	103,568	—	967	—	104,535	104,535	6,526	1990	10/4/2017	5 - 30 years
RiverPlace Hotel Portland, OR	—	18,322	46,664	—	3,909	18,322	50,573	68,895	8,654	1985	7/16/2015	5 - 30 years
Royal Palms Resort and Spa Scottsdale, AZ	—	33,912	50,205	—	1,820	33,912	52,025	85,937	3,756	1929	10/3/2017	5 - 30 years
Waldorf Astoria Atlanta Buckhead Atlanta, GA	—	8,385	49,115	—	838	8,385	49,953	58,338	164	2008	12/7/2018	5 - 30 years
Westin Galleria Houston Houston, TX	—	7,842	112,850	—	39,037	7,842	151,887	159,729	35,460	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	—	4,262	96,090	—	25,641	4,262	121,731	125,993	29,125	1971	8/22/2013	5 - 30 years
Totals	$672,479	$475,852	$2,733,927	$1,498	$379,818	$477,350	$3,113,745	$3,591,095	$715,949
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2018 for federal income tax purposes was approximately $3,898 million (unaudited).

(C)
Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges are recorded as a reduction in the basis.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2018

(D)	Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2018	2017	2016
Balance at January 1	3,319,305	3,063,564	3,221,989
Acquisitions	358,541	605,826	114,085
Capital improvements	102,904	84,290	57,919
Disposals and write-offs	(189,655)	(258,150)	(330,429)
Properties classified as held for sale	—	(176,225)	—
Balance at December 31	$3,591,095	$3,319,305	$3,063,564

(E)	Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2018	2017	2016
Balance at January 1	$628,450	$619,975	$580,285
Depreciation expense, continuing operations	154,126	139,726	143,212
Depreciation expense, properties classified as held for sale	—	8,808	—
Accumulated depreciation, properties classified as held for sale	—	(32,975)	—
Disposals and write-offs	(66,627)	(107,084)	(103,522)
Balance at December 31	$715,949	$628,450	$619,975

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	15 years