Form 10-Q
period 2019-03-31
Xenia Hotels & Resorts, Inc.
filed 2019-05-02
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	XHR	New York Stock Exchange
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 29, 2019, there were 112,641,568 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2019 and December 31, 2018
(Dollar amounts in thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$477,350	$477,350
Buildings and other improvements	3,124,658	3,113,745
Total	$3,602,008	$3,591,095
Less: accumulated depreciation	(754,681)	(715,949)
Net investment properties	$2,847,327	$2,875,146
Cash and cash equivalents	74,462	91,413
Restricted cash and escrows	69,784	70,195
Accounts and rents receivable, net of allowance for doubtful accounts	63,305	34,804
Intangible assets, net of accumulated amortization of $2,230 and $3,578, respectively	37,291	61,541
Other assets	89,068	36,988
Total assets	$3,181,237	$3,170,087
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 5)	$1,149,916	$1,155,088
Accounts payable and accrued expenses	91,745	84,967
Distributions payable	31,725	31,574
Other liabilities	74,294	45,753
Total liabilities	$1,347,680	$1,317,382
Commitments and Contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 112,639,858 and 112,583,990 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	$1,127	$1,126
Additional paid in capital	2,059,694	2,059,699
Accumulated other comprehensive income	6,460	12,742
Accumulated distributions in excess of net earnings	(263,978)	(249,654)
Total Company stockholders' equity	$1,803,303	$1,823,913
Non-controlling interests	30,254	28,792
Total equity	$1,833,557	$1,852,705
Total liabilities and equity	$3,181,237	$3,170,087
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rooms revenues	$171,141	$162,582
Food and beverage revenues	103,463	86,415
Other revenues	19,083	15,501
Total revenues	$293,687	$264,498
Expenses:
Rooms expenses	40,656	39,044
Food and beverage expenses	63,414	52,975
Other direct expenses	7,117	4,474
Other indirect expenses	72,393	63,326
Management and franchise fees	12,309	11,560
Total hotel operating expenses	$195,889	$171,379
Depreciation and amortization	40,000	38,801
Real estate taxes, personal property taxes and insurance	13,059	11,859
Ground lease expense	1,090	1,565
General and administrative expenses	7,575	8,060
Total expenses	$257,613	$231,664
Operating income	$36,074	$32,834
Gain on sale of investment properties	—	42,284
Other income	95	387
Interest expense	(12,587)	(13,717)
Loss on extinguishment of debt	(213)	(81)
Net income before income taxes	$23,369	$61,707
Income tax expense	(6,093)	(4,664)
Net income	$17,276	$57,043
Non-controlling interests in consolidated real estate entities (Note 1)	—	179
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(573)	(1,566)
Net income attributable to non-controlling interests	$(573)	$(1,387)
Net income attributable to common stockholders	$16,703	$55,656

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three Months Ended March 31, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Basic and diluted earnings per share
Net income per share available to common stockholders - basic and diluted	$0.15	$0.52
Weighted average number of common shares (basic)	112,619,144	106,792,350
Weighted average number of common shares (diluted)	112,907,539	107,010,343

Comprehensive Income:
Net income	$17,276	$57,043
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative instruments	(5,084)	8,816
Reclassification adjustment for amounts recognized in net income (interest expense)	(1,413)	(54)
	$10,779	$65,805
Comprehensive (income) loss attributable to non-controlling interests:
Non-controlling interests in consolidated real estate entities (Note 1)	—	179
Non-controlling interests of Common Units in Operating Partnership (Note 1)	(358)	(1,802)
Comprehensive income attributable to non-controlling interests	$(358)	$(1,623)
Comprehensive income attributable to the Company	$10,421	$64,182
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total

Balance at December 31, 2018	112,583,990	$1,126	$2,059,699	$12,742	$(249,654)	$28,792	$—	$28,792	$1,852,705
Net income	—	—	—	—	16,703	573	—	573	17,276
Dividends, common shares / units ($0.275)	—	—	—	—	(31,027)	(481)	—	(481)	(31,508)
Share-based compensation	78,675	1	435	—	—	1,585	—	1,585	2,021
Shares redeemed to satisfy tax withholding on vested share-based compensation	(22,807)	—	(440)	—	—	—	—	—	(440)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	(4,916)	—	(168)	—	(168)	(5,084)
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,366)	—	(47)	—	(47)	(1,413)
Balance at March 31, 2019	112,639,858	$1,127	$2,059,694	$6,460	$(263,978)	$30,254	$—	$30,254	$1,833,557

Balance at December 31, 2017	106,735,336	$1,068	$1,924,124	$10,677	$(320,964)	$17,781	$12,400	$30,181	$1,645,086
Net income	—	—	—	—	55,656	1,566	(179)	1,387	57,043
Dividends, common shares / units ($0.275)	—	—	—	—	(29,458)	(255)	—	(255)	(29,713)
Share-based compensation	153,779	2	664	—	—	1,535	—	1,535	2,201
Shares redeemed to satisfy tax withholding on vested share-based compensation	(49,826)	(1)	(1,020)	—	—	—	—	—	(1,021)
Contributions from non-controlling interests	—	—	—	—	—	—	79	79	79
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	8,578	—	238	—	238	8,816
Reclassification adjustment for amounts recognized in net income	—	—	—	(52)	—	(2)	—	(2)	(54)
Balance at March 31, 2018	106,839,289	$1,069	$1,923,768	$19,203	$(294,766)	$20,863	$12,300	$33,163	$1,682,437
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018
(unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$17,276	$57,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,274	37,965
Amortization of above and below market leases and other lease intangibles	801	876
Amortization of debt premiums, discounts, and financing costs	625	721
Loss on extinguishment of debt	213	81
Gain on sale of investment properties	—	(42,284)
Share-based compensation expense	1,894	2,070
Changes in assets and liabilities:
Accounts and rents receivable	(28,501)	(15,617)
Other assets	(9,548)	(1,312)
Accounts payable and accrued expenses	6,401	1,997
Other liabilities	5,203	1,221
Net cash provided by operating activities	$33,638	$42,761
Cash flows from investing activities:
Capital expenditures and tenant improvements	(13,260)	(23,875)
Proceeds from sale of investment properties	—	196,920
Net cash (used in) provided by investing activities	$(13,260)	$173,045
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	—	65,000
Payoffs of mortgage debt	(90,000)	(18,344)
Principal payments of mortgage debt	(804)	(693)
Proceeds from unsecured term loan	85,000	—
Payment of loan fees and deposits	—	(3,661)
Payments on senior unsecured revolving line of credit	—	(40,000)
Contributions from non-controlling interests	—	79
Shares redeemed to satisfy tax withholding on vested share based compensation	(598)	(1,021)
Dividends	(31,338)	(29,737)
Net cash used in financing activities	$(37,740)	$(28,377)
Net (decrease) increase in cash and cash equivalents and restricted cash	(17,362)	187,429
Cash and cash equivalents and restricted cash, at beginning of period	161,608	130,404
Cash and cash equivalents and restricted cash, at end of period	$144,246	$317,833

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 2019 and 2018
(unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the statements of cash flows:

Cash and cash equivalents	$74,462	$255,513
Restricted cash	69,784	62,320
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$144,246	$317,833

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$1,478	$2,920
Cash paid for interest	11,602	13,390

Supplemental schedule of non-cash investing activities:
Accrued capital expenditures	$1,574	$7,056
Adjustment to record right of use asset and lease liability, net	28,072	—
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2019

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of March 31, 2019, the Company collectively owned 96.7% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 3.3% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
Xenia operates as a real estate investment trust ("REIT"). To qualify as a REIT the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, Inc. and its subsidiaries (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels.
As of March 31, 2019, the Company owned 40 lodging properties. As of March 31, 2018, the Company owned 38 lodging properties, 36 of which were wholly owned. The remaining two hotels were owned through individual investments in real estate entities, in which the Company had a 75% ownership interest in each investment, and were previously consolidated. In October 2018, the Company acquired the remaining 25% ownership interest in these investments and now owns 100% of these entities.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2019. Operating results for the three months ended March 31, 2019 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassifications
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation as of and for the three months ended March 31, 2019.
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

Risks and Uncertainties
For the three months ended March 31, 2019 and 2018, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for each of the respective periods.
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
Restricted Cash and Escrows
Restricted cash primarily relates to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance, capital spending reserves and, at times, disposition related hold back escrows.
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02 ("Topic 842"), Leases, which replaces Topic 840, Leases, and requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements ("ASU 2016-02"). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"); ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"); and ASU 2018-11, Targeted Improvements ("ASU 2018-11"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either a finance or operating lease, with classification affecting the pattern and classification of expense recognition in the income statement.
The Company adopted Topic 842, and subsequent amendments, on January 1, 2019 by applying a modified retrospective transition approach on and as of the effective date. Consequently, financial information will not be provided for dates and periods prior to January 1, 2019. The Company elected a policy to exclude leases with terms of less than 12 months. The Company also adopted the package of practical expedients and therefore (1) did not reassess whether expired or existing leases contained a lease under the new definition of a lease in Topic 842, (2) did not reassess the lease classifications of expired or existing leases and therefore continued to treat such leases based on its historical accounting treatment as either operating or finance and (3) did not reassess whether previously capitalized initial direct costs would qualify as capitalization under Topic 842. In addition, the Company adopted the practical expedient in ASU 2018-01 and therefore did not evaluate land easements that existed prior to January 1, 2019 to determine if they contained a lease. Following the adoption of Topic 842, land easements will be evaluated at commencement to determine if it contains an embedded lease. The Company did not adopt the practical expedient to use hindsight in determining the lease term.
For leases greater than 12 months, the Company evaluates the lease at inception to determine if the lease is an operating or finance lease. If a lease includes lease payments that are based on variable indices, such as the Customer Price Index, these increases are included in the lease liability. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension option will be elected. If the extension option is reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The discount rate is determined at inception, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Management uses a portfolio approach to develop a base discount rate for our various lease types. This approach includes consideration of the Company's incremental borrowing rate at both the corporate and property level and analysis of current market conditions for obtaining new financings. Management adjusts the base discount rate to take into consideration an individual leases' credit risk, total lease payments, and remaining lease term.
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
Resort and amenity fees, spa and other ancillary amenity revenues are recognized at the point in time the goods or services have been rendered to the guest at the stated price for the service or amenity.
Disposition of Real Estate
The disposition of real estate by the Company to an unrelated third party is not a transaction in the ordinary course of business.

The real estate assets to be disposed of do not represent the transfer of a business or contain a material amount of financial assets, if any. The real estate assets promised in a sales contract are typically nonfinancial assets (i.e. land or a leasehold interest in land, building, furniture, fixtures and equipment) or in substance nonfinancial assets. The Company recognizes a gain in full when the real estate is sold, provided (a) there is a valid contract and (b) transfer of control has occurred.
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
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). The guidance is intended to simplify the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test under the current guidance, which requires a hypothetical purchase price allocation. A goodwill impairment under ASU 2017-04 will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The new standard is effective for the Company on January 1, 2020; however, early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements and related disclosures.

3. Revenues
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended
Primary Markets	March 31, 2019
Orlando, FL	$36,156
Phoenix, AZ	32,844
Houston, TX	26,741
Dallas, TX	21,390
San Diego, CA	19,800
San Francisco/San Mateo, CA	19,406
Atlanta, GA	16,782
San Jose-Santa Cruz, CA	15,759
Denver, CO	11,751
Washington, DC-MD-VA	11,600
Other	81,458
Total	$293,687

Three Months Ended
Primary Markets	March 31, 2018
Orlando, FL	$36,384
Phoenix, AZ	31,139
Houston, TX	25,788
Dallas, TX	18,226
San Francisco/San Mateo, CA	17,877
Washington, DC-MD-VA	15,713
San Jose-Santa Cruz, CA	15,365
Atlanta, GA	11,673
Austin, TX	9,725
California North	8,389
Other	74,219
Total	$264,498
4. Investment Properties
From time to time, we evaluate acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives. We did not acquire any hotels during the three months ended March 31, 2019 or 2018. No hotels were sold during the three months ended March 31, 2019. The following represents the disposition details for the hotel sold during the three months ended March 31, 2018 (in thousands):

Property	Date	Rooms	Gross Sale Price	Net Proceeds	Gain on Sale
Aston Waikiki Beach Hotel	03/2018	645	$200,000	$196,920	$42,421	(1)
Total for the three months ended March 31, 2018			$200,000	$196,920	$42,421

(1)	In addition to the gain on sale recognized during the three months ended March 31, 2018, the Company also recognized adjustments related to 2017 dispositions amounting to $0.1 million.

5. Debt
Debt as of March 31, 2019 and December 31, 2018 consisted of the following (dollar amounts in thousands):

						Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date		March 31, 2019		December 31, 2018
Mortgage Loans
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020		$15,258		$15,392
Marriott Dallas City Center	Fixed(2)	4.05%		1/3/2022		51,000		51,000
Hyatt Regency Santa Clara	Fixed(3)	—		1/3/2022		—	(3)	90,000
Kimpton Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023		58,750		59,000
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed(3)	3.98%		8/14/2024		100,000		100,000
Andaz Napa(4)	Variable	4.39%		9/13/2024		56,000		56,000
The Ritz-Carlton, Pentagon City	Fixed(5)	4.95%		1/31/2025		65,000		65,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025		61,630		61,806
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026		59,037		59,281
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027		115,000		115,000
Total Mortgage Loans		4.38%	(6)			$581,675		$672,479
Unsecured Term Loan $175M	Fixed(7)	2.79%		2/15/2021		175,000		175,000
Unsecured Term Loan $125M	Fixed(7)	3.28%		10/22/2022		125,000		125,000
Unsecured Term Loan $150M(8)	Variable	3.95%		8/21/2023		150,000		65,000
Unsecured Term Loan $125M	Fixed(7)	3.72%		9/13/2024		125,000		125,000
Senior Unsecured Credit Facility	Variable	4.00%		2/28/2022	(9)	—		—
Mortgage Loan Discounts, net(10)	—	—		—		(65)		(191)
Unamortized Deferred Financing Costs, net	—	—		—		(6,694)		(7,200)
Total Debt, net of loan discounts and unamortized deferred financing costs		3.90%	(6)			$1,149,916		$1,155,088

(1)	Variable index is one-month LIBOR as of March 31, 2019.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for a portion of or the entire term of the loan.

(3)
During the three months ended March 31, 2019, the Company elected its prepayment option per the terms of the respective mortgage loan agreement and repaid the outstanding balance of $90 million, plus accrued interest. The interest rate swap was transferred to a portion of the interest payments for $90.0 million of the $100.0 million variable rate mortgage loan collateralized by the Renaissance Atlanta Waverly Hotel & Convention Center, which matures in 2024. See Note 6 for further details related to our derivative instruments.

(4)
In September 2018, the Company amended its mortgage loan agreement to extend the maturity date from March 2019 through September 2024 and received additional loan proceeds of $18 million. The interest rate was fixed for the original principal of $38 million through March 2019, after which the rate reverted back to variable for the entire mortgage loan balance of $56 million through maturity in 2024.

(5)
The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loan from June 1, 2018 through January 2023. The effective interest rate on the loan was 3.69% through January 2019 after which the rate increased to 4.95% through January 2023.

(6)	Represents the weighted average interest rate as of March 31, 2019.

(7)	LIBOR has been fixed for certain interest periods throughout the term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(8)
In August 2018, the Company entered into an unsecured term loan for $150 million that matures in August 2023. The term loan includes an accordion option that allows the Company to request additional lender commitments of up to $100 million. In October 2018, the Company funded $65 million of the term loan. In February 2019, the remaining $85 million was funded.

(9)	The maturity of the senior unsecured credit facility can be extended through February 2023 at the Company's discretion and may require the payment of an extension fee.

(10)	Loan discounts recognized upon loan modifications, net of accumulated amortization.

In connection with repaying one mortgage loan during the three months ended March 31, 2019, the Company wrote off the related unamortized deferred financing costs of $213 thousand, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income for the period then ended.
Total debt outstanding as of March 31, 2019 and December 31, 2018 was $1,157 million and $1,162 million, respectively, and had a weighted average interest rate of 3.90% and 3.82% per annum, respectively. The remaining unamortized mortgage discounts as of March 31, 2019 and December 31, 2018 were $0.1 million and $0.2 million, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2019	Weighted average interest rate
2019	$2,710	4.31%
2020	19,218	3.99%
2021	180,401	2.84%
2022	182,915	3.54%
2023	211,863	4.01%
Thereafter	559,568	4.30%
Total Debt	$1,156,675	3.90%
Total Loan Discounts, net	(65)	—
Unamortized Deferred Financing Costs, net	(6,694)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,149,916	3.90%
Of the total outstanding debt at March 31, 2019, none of the mortgage loans were recourse to the Company. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of March 31, 2019, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
As of March 31, 2019, there was no outstanding balance on the senior unsecured facility. During the three months ended March 31, 2019, the Company incurred unused commitment fees of approximately $0.4 million and no interest expense. During the three months ended March 31, 2018, the Company incurred unused commitment fees of approximately $0.4 million and interest expense of $34 thousand, respectively.

6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of March 31, 2019, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.
As of March 31, 2019 and December 31, 2018, all derivative instruments held by the Company with the right of offset were in a net asset position and were included in other assets on the condensed consolidated balance sheets, respectively. The following table summarizes the terms of the derivative financial instruments held by the Company as of March 31, 2019 and December 31, 2018, respectively (in thousands):

						March 31, 2019		December 31, 2018
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$879	$50,000	$1,218
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	1,154	65,000	1,597
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	1,065	60,000	1,472
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	50,000	553	50,000	1,093
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	275	25,000	544
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	269	25,000	537
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	271	25,000	537
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	58,750	1,277	59,000	1,956
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	—	—	41,000	30
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 1.90%	9/1/2016	3/21/2019	—	—	38,000	135
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	505	51,000	938
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	426	45,000	806
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	446	45,000	829
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	317	40,000	725
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	313	40,000	718
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	25,000	192	25,000	447
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	20,000	157	20,000	362
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(555)	24,000	(314)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	41,000	(1,084)	—	(673)
						$689,750	$6,460	$728,000	$12,957

The table below details the location in the condensed consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the three months ended March 31, 2019 and 2018 (in thousands):

		Three Months Ended March 31,
		2019	2018
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
(Loss) gain recognized in other comprehensive income	Unrealized (loss) gain on interest rate derivative instruments	$(5,084)	$8,816
(Loss) gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(1,413)	$(54)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$12,587	$13,717
The Company expects approximately $4.5 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
7. Fair Value Measurements
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is as follows, which are netted as applicable per the terms of the respective master netting agreements (in thousands):

	Fair Value Measurement Date
	March 31, 2019	December 31, 2018
Location / Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 2)
Other assets
Interest rate swap assets	$6,460	$12,957
Total	$6,460	$12,957
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
Non-Recurring Measurements
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Debt, net of discounts	$1,156,610	$1,172,375	$1,162,288	$1,171,552
Total	$1,156,610	$1,172,375	$1,162,288	$1,171,552
The Company estimated the fair value of its total debt, net of discounts, using a weighted average effective interest rate of 3.84% and 4.22% per annum as of March 31, 2019 and December 31, 2018, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated the TRS income tax expense for the three months ended March 31, 2019 using an estimated federal and state statutory combined rate of 30.39% and recognized income tax expense of $6.1 million.
The Company estimated the TRS income tax expense for the three months ended March 31, 2018 using an estimated federal and state statutory combined rate of 28.11% and recognized income tax expense of $4.7 million.

9. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $62.6 million available for sale under the ATM Agreement.
In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $100 million of the Company’s outstanding Common Stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding Common Stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.
Distributions
The Company declared the following dividends during the three months ended March 31, 2019:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2019	March 29, 2019	April 12, 2019
Non-Controlling Interest of Common Units in Operating Partnership
As of March 31, 2019, the Operating Partnership had 3,792,157 LTIP partnership units (“LTIP Units”) outstanding, representing a 3.3% partnership interest held by the limited partners. Of the 3,792,157 LTIP Units outstanding at March 31, 2019, 1,393,191 units had vested and had yet to be redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
As of March 31, 2019, the Company had accrued $482 thousand in dividends related to the LTIP Units, which were paid in April 2019.
10. Earnings Per Share
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

The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to common stockholders	$16,703	$55,656
Dividends paid on unvested share-based compensation	(143)	(152)
Undistributed earnings attributable to unvested share based compensation	—	(37)
Net income available to common stockholders	$16,560	$55,467

Denominator:
Weighted average shares outstanding - Basic	112,619,144	106,792,350
Effect of dilutive share-based compensation	288,395	217,993
Weighted average shares outstanding - Diluted	112,907,539	107,010,343

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.15	$0.52
11. Share Based Compensation
2015 Incentive Award Plan
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors of the Company approved the following grants of restricted stock units to certain Company employees:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted Average Grant Date Fair Value
February 2019	2019 Restricted Stock Units	84,944	50,846	$15.75
All time-based Restricted Stock Units will vest as follows, subject to the employee’s continued service with the Company or any of its affiliates through each applicable vesting date: 33% on the first anniversary of the vesting commencement date of the award, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
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

LTIP Unit Grants
The Compensation Committee approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted Average Grant Date Fair Value
February 2019	2019 LTIP Units	781,898	90,273	$9.24
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
The following is a summary of the unvested incentive awards under the Company's 2015 Incentive Award Plan as of March 31, 2019:

	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2018	245,693	1,614,081	1,859,774
Granted	135,790	872,171	$1,007,961
Vested(2)	(78,675)	(87,286)	$(165,961)
Expired	—	—	$—
Forfeited	—	—	$—
Unvested as of March 31, 2019	302,808	2,398,966	2,701,774
Weighted average fair value of unvested shares/units	$14.75	$8.67	$9.35

(1)	Includes time-based and performance-based units.

(2)
During the three months ended March 31, 2019, 22,807 shares of common stock were withheld by the Company upon the settlement of the applicable award in order to satisfy minimum federal and state tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan.

The fair value of the time-based Restricted Stock Units and Time-Based LTIP Units are determined based on the closing price of the Company’s Common Stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair values of performance-based awards for the 2019 Restricted Stock Units and the 2019 Class A LTIP Units were determined based on a Monte Carlo simulation method with the following assumptions, and compensation expense is recognized on a straight-line basis over the performance period:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component (in dollars)	Volatility	Interest Rate	Dividend Yield
February 19, 2019
Absolute TSR Restricted Stock Units	25%	$9.98	23.24%	2.44% - 2.55%	5.78%
Relative TSR Restricted Stock Units	75%	$10.36	23.24%	2.44% - 2.55%	5.78%
Absolute TSR Class A LTIPs	25%	$9.95	23.24%	2.44% - 2.55%	5.78%
Relative TSR Class A LTIPs	75%	$10.07	23.24%	2.44% - 2.55%	5.78%
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
For the three months ended March 31, 2019 the Company recognized approximately $1.9 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three months ended March 31, 2019 we capitalized approximately $0.1 million related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. As of March 31, 2019, there was $17.8 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2.2 additional years.
For the three months ended March 31, 2018, the Company recognized approximately $2.1 million of share-based compensation expense (net of forfeitures) related to Share Units, Restricted Stock Units, and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three months ended March 31, 2018 we capitalized approximately $0.1 million related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company.

12. Commitments and Contingencies
Contractual obligations
As of December 31, 2018, future minimum lease payments for the remaining term, prior to the adoption of Topic 842, were as follows (in thousands):

	Ground Leases	Parking	Corporate Office
2019	$1,576	$320	$412
2020	1,576	281	423
2021	1,576	226	435
2022	1,576	228	447
2023	1,576	230	459
Thereafter	31,618	14,150	2,358
Total	$39,498	$15,435	$4,534
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. Some ground leases require variable lease payments, which includes percentage rent based on revenues of the respective underlying hotel. Percentage rent is not included in the determination of the lease liability.
On the adoption date of Topic 842, a total of $20.3 million of net intangibles for existing above and below market ground leases was derecognized and subsequently recorded as an adjustment to the beginning ROU asset. In addition, the balance of straight-line rent accruals were reclassified to the beginning ROU asset. The ROU asset is included in other assets and the lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2019.
The following is a summary of the Company's leases as of and for the three months ended March 31, 2019 (dollar amounts in thousands):

March 31, 2019
Weighted average remaining lease term, including reasonably certain extension options(1)	30 years
Weighted average discount rate	5.71%

ROU asset(2)	$47,015
Lease liability(3)	$27,875

Operating lease rent expense	$715
Variable lease costs	564
Total rent and variable lease costs	$1,279

(1)	The weighted average remaining lease term including all available extension options is approximately 62 years.

(2)	The ROU asset is included in other assets on the accompanying condensed consolidated balance sheet as of March 31, 2019.

(3)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2019.

The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of March 31, 2019 (in thousands):

Year Ending December 31, 2019
2019 (excluding the three months ended March 31, 2019)	$1,793
2020	2,403
2021	2,417
2022	2,431
2023	2,445
Thereafter	52,323
Total undiscounted lease payments	$63,812
Less imputed interest	(35,937)
Lease liability(1)	$27,875

(1)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2019.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2019 and December 31, 2018, the Company had a balance of $59.4 million and $60.6 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, anticipated timing to close a pending transaction, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, as may be updated elsewhere in this report; and other Quarterly Reports on Form 10-Q that we have filed or will file with the SEC; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy and/or technology industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply and demand for hotel rooms; changes in the competitive environment in lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, govenment shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems or our third-party management companies' or franchisors' computer systems; our reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions of additional hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (a “REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; the impact of recent changes in U.S. tax laws and uncertainty as to how some of those laws may be applied; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in Top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of March 31, 2019, we owned 40 hotels, comprising 11,167 rooms, across 17 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, AccorHotels, Loews, and Hilton, as well as leading independent management companies.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
Our Revenues and Expenses
Our revenue is primarily derived from hotel operations, including rooms revenue, food and beverage revenue and other revenue, which consists of parking, other guest services and tenant leases, among other items.
Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, management fees and other direct and indirect operating expenses. Rooms expense includes housekeeping wages and associated payroll taxes, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs. We enter into management agreements with independent, third-party management companies to operate out hotels. Under these agreements the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel.
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

Results of Operations
Overview
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which grew at annual rate of approximately 3.2% as of the end of the first quarter of 2019 according to the U.S. Department of Commerce, compared to approximately 2.3% during the first quarter 2018. This growth was primarily driven by consumer spending on goods and services, private inventory investment, exports, state and local government spending, and nonresidential fixed investment, coupled with a stable unemployment rate below 5%. In addition to these favorable macroeconomic factors, demand growth in the U.S. lodging industry was 2.4% during the first quarter of 2019, which was tempered by supply growth of 2.0%. These factors combined led to an increase in industry RevPAR of 1.5% for the three months ended March 31, 2019 compared to 2018. Industry RevPAR growth was primarily driven by ADR growth of 1.1% in addition to an increase in occupancy of 0.4% for the three months ended March 31, 2019, per industry reports.
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the actual period of ownership by the Company, increased 7.2% to $170.28 for the three months ended March 31, 2019 compared to $158.81 for the three months ended March 31, 2018. The increase in our total portfolio RevPAR compared to prior year was driven by the moderate demand increase in the overall U.S. lodging industry and in our markets but was primarily attributable to changes in our portfolio composition attributed to transactions and portfolio renovations. Since the first quarter of 2018, we have acquired four premium hotels and completed the disposition of three hotels, all of which were select service upscale hotels. These transactions contributed to net increases in the Company's overall portfolio metrics during the three months ended March 31, 2019. In addition to increasing our total portfolio RevPAR for the three months ended March 31, 2019, these transactions resulted in a change in the seasonality of our portfolio's earnings, as the hotels acquired generally have their highest demand during the second and first quarters, respectfully.
Excluding the 2018 acquisitions and dispositions, our 36-comparable hotels grew RevPAR in the first quarter of 2019 by 4.4% compared to 2018, which was driven by a 2.4% increase in ADR and a 2.0% increase in occupancy. The RevPAR growth for our 36-comparable hotels was aided by the lapping of substantial renovation activity during the first quarter of 2018, the shift of Easter into the second half of April this year, as well as the benefits of the recovery of the Key West and Napa markets from the aftermath of the natural disasters that impacted performance in first quarter of 2018.
Also during the first quarter of 2019, we substantially completed the guestroom renovation at Kimpton Hotel Monaco Chicago, the lobby renovation at Kimpton Hotel Monaco Denver, meeting space renovations at Kimpton Hotel Palomar Philadelphia and Marriott Griffin Gate Resort & Spa, and a new food and beverage marketplace at Hyatt Regency Santa Clara. In addition, we converted under-utilized space to create two additional rooms at Marriott Woodlands Waterway Hotel.
Net income decreased 69.7% for the three months ended March 31, 2019, which was primarily attributed to the gain on sale from the disposition of Aston Waikiki Beach Hotel in March 2018, which totaled $42.3 million, a decrease in operating income of $3.5 million from the four acquisitions net of the three dispositions during 2018, and a $1.4 million increase in federal income taxes due to higher taxable income in 2019 than 2018. These decreases were offset by a $6.7 million increase contributed by our 36-comparable hotels attributed to an increase in RevPAR compared to the first quarter of 2018 and a $1.1 million decrease in interest expense.
Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2019 increased 5.9% compared to 2018 and Adjusted FFO attributable to common stock and unit holders increased 6.8% for the three months ended March 31, 2019 compared to 2018. These increases were primarily attributable to the changes in our portfolio composition from acquisitions and dispositions and the timing of such transactions. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Number of properties at January 1	40	39	1
Properties disposed	—	(1)	1
Number of properties at March 31	40	38	2
Number of rooms at January 1	11,165	11,533	(368)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	2	—	2
Rooms in properties disposed or combined during property improvements(2)	—	(681)	681
Number of rooms at March 31	11,167	10,852	315

Portfolio Statistics:
Occupancy (3)	75.1%	74.8%	30 bps
ADR (3)	$226.72	$212.35	6.8%
RevPAR (3)	$170.28	$158.81	7.2%

(1)	During the three months ended March 31, 2019, we added two newly created rooms at Marriott Woodlands Waterway Hotel & Convention Center.

(2)
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

Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Increase	% Change
Revenues:
Rooms revenues	$171,141	$162,582	$8,559	5.3%
Food and beverage revenues	103,463	86,415	17,048	19.7%
Other revenues	19,083	15,501	3,582	23.1%
Total revenues	$293,687	$264,498	$29,189	11.0%
Rooms revenues
In the second half of 2018, we acquired four premium full service hotels. Also in 2018, we sold three select service upscale hotels. These transactions, and the timing of such transactions, led to a change in our portfolio composition and the seasonality of our earnings, as the hotels acquired generally have their highest demand during the second quarter of the year followed by the first, third and fourth quarters, respectfully.
Rooms revenues increased by $8.6 million, or 5.3%, to $171.1 million for the three months ended March 31, 2019 from $162.6 million for the three months ended March 31, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$15.0 million increase contributed by the four hotels acquired during 2018, which included The Ritz-Carlton, Denver in August 2018, Fairmont Pittsburgh in September 2018, Park Hyatt Aviara Resort, Golf Club & Spa in November 2018, and Waldorf Astoria Atlanta Buckhead in December 2018 (collectively, the "four 2018 acquisitions"); and

•
$12.9 million decrease attributed to the disposition of three hotels during 2018, which included the Aston Waikiki Beach Hotel in March 2018, Hilton Garden Inn Washington D.C. Downtown in November 2018, and Residence Inn Denver City Center in December 2018 (collectively, the "three hotels sold during 2018").

Excluding the amounts above, rooms revenues increased $6.5 million, or 4.3%, for the remainder of our 36-comparable hotels, which was attributed to a 4.4% increase in RevPAR in 2019 compared to 2018, driven by a 2.4% increase in ADR and a 2.0% increase in occupancy.
Food and beverage revenues
The increase in food and beverage revenues for the three months ended March 31, 2019 compared to 2018 is largely driven by the timing of transaction activity during the last year and changes in portfolio composition. The four 2018 acquisitions are full service hotels that offer various restaurant venues and other food and beverage outlets, in addition to significantly larger meeting facilities and event space, all of which contribute higher food and beverage revenue compared to the three hotels sold during 2018, all of which were select service upscale hotels.
Food and beverage revenues increased by $17.0 million, or 19.7%, to $103.5 million for the three months ended March 31, 2019 from $86.4 million for the three months ended March 31, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$13.6 million increase contributed by the four 2018 acquisitions; and

•	$0.3 million decrease attributed to the disposition of the three hotels sold during 2018.
Excluding the amounts above, food and beverage revenues increased $3.7 million, or 4.3%, for the remainder of our 36-comparable hotels.
Other revenues
The increase in other revenues was largely driven by the timing of transactions during 2018. The four 2018 acquisitions have more amenities, including spas, and in certain cases, resort and amenity fees compared to the three properties sold in 2018.
 Other revenues increased by $3.6 million, or 23.1%, to $19.1 million for the three months ended March 31, 2019 from $15.5 million for the three months ended March 31, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$4.7 million increase contributed by the four 2018 acquisitions; and

•	$2.0 million decrease attributed to the disposition of the three hotels sold during 2018.
Excluding the amounts above, other revenues increased $0.9 million, or 6.9%, for the remainder of our 36-comparable hotels, which was primarily due to increased resort and amenity fees.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2019	2018	Increase	% Change
Hotel operating expenses:
Rooms expenses	$40,656	$39,044	$1,612	4.1%
Food and beverage expenses	63,414	52,975	10,439	19.7%
Other direct expenses	7,117	4,474	2,643	59.1%
Other indirect expenses	72,393	63,326	9,067	14.3%
Management and franchise fees	12,309	11,560	749	6.5%
Total hotel operating expenses	$195,889	$171,379	$24,510	14.3%

Total hotel operating expenses
As previously mentioned, our portfolio composition has changed from the beginning of 2018 resulting in higher food and beverage revenues as well as revenues from other ancillary business and attributed to higher fixed operating costs generally associated with luxury and upper upscale hotels and resorts. This has resulted in increases in rooms expense, food and beverage expense and other operating department costs consistent with the related revenue growth in these areas. Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Total hotel operating expenses increased $24.5 million, or 14.3%, to $195.9 million for the three months ended March 31, 2019 from $171.4 million for the three months ended March 31, 2018. The following amounts are the primary drivers of changes year-over-year:

•	$27.5 million increase contributed by the four 2018 acquisitions; and

•	$8.0 million decrease attributed to the disposition of the three hotels sold during 2018.
Excluding the amounts above, hotel operating expenses increased $5.0 million, or 3.1%, for the remainder of our 36-comparable hotels, which was attributed to the increase in total revenues in 2019 compared to 2018.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)	% Change
Depreciation and amortization	$40,000	$38,801	$1,199	3.1%
Real estate taxes, personal property taxes and insurance	13,059	11,859	1,200	10.1%
Ground lease expense	1,090	1,565	(475)	(30.4)%
General and administrative expenses	7,575	8,060	(485)	(6.0)%
Total corporate and other expenses	$61,724	$60,285	$1,439	2.4%
Depreciation and amortization
Depreciation and amortization expense increased $1.2 million, or 3.1%, to $40.0 million for the three months ended March 31, 2019 from $38.8 million for the three months ended March 31, 2018. These increases were the result of the four 2018 acquisitions and over $108 million of capital expenditures during 2018, which was offset by a reduction attributed to the disposition of three hotels in 2018.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $1.2 million, or 10.1%, to $13.1 million for the three months ended March 31, 2019 from $11.9 million for the three months ended March 31, 2018. These increases were primarily attributed to a net increase from the four 2018 acquisitions, and annual increases for our comparable portfolio. These increases were offset by a reduction in expenses attributed to the disposition of three hotels in 2018 and real estate tax refunds received in 2018.
Ground lease expense
Ground lease expense decreased $0.5 million, or 30.4%, to $1.1 million for the three months ended March 31, 2019 from $1.6 million for the three months ended March 31, 2018, which was attributable to the disposition of Aston Waikiki Beach Hotel in March 2018.
General and administrative expenses
General and administrative expenses decreased $0.5 million, or 6.0%, to $7.6 million for the three months ended March 31, 2019 from $8.1 million for the three months ended March 31, 2018, which was primarily attributable to decreases in share-based compensation expense and other employee related costs and professional fees compared to 2018.

Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2019	2018	Increase / (Decrease)	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$—	$42,284	$(42,284)	(100.0)%
Other income	95	387	(292)	(75.5)%
Interest expense	(12,587)	(13,717)	(1,130)	(8.2)%
Loss on extinguishment of debt	(213)	(81)	132	163.0%
Income tax expense	(6,093)	(4,664)	1,429	30.6%
Gain on sale of investment properties
No hotels were sold during the three months ended March 31, 2019. The gain on sale of investment properties for the three months ended March 31, 2018 was attributed to the sale of the Aston Waikiki Beach Hotel in March 2018.
Interest expense
Interest expense decreased to $12.6 million for the three months ended March 31, 2019 from $13.7 million for the three months ended March 31, 2018. This was primarily driven by a decrease in the average outstanding debt in 2019 compared to 2018, partially offset by a higher weighted average interest rate in 2019 compared to 2018.
Loss on extinguishment of debt
The loss on extinguishment of debt for the three months ended March 31, 2019 and 2018 was attributable to the write off of unamortized loan costs for the prepayment of one mortgage loans during each of the respective periods.
Income tax expense
Income tax benefit increased $1.4 million, or 30.6%, to $6.1 million for the three months ended March 31, 2019 from $4.7 million for the three months ended March 31, 2018. The increase from prior year was primarily attributable to higher taxable income from the timing of the four 2018 acquisitions and the seasonality of earnings from such hotels, which is generally highest during the second and first quarters, respectfully, and in addition to an increase in the effective tax rate for the first quarter of 2019 compared to 2018. These increases were offset by a decrease in taxable income from the three dispositions during 2018.
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
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $62.6 million available for sale under the ATM Agreement.

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
No shares were purchased as part of the Repurchase Program for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.
As of March 31, 2019, we had $74.5 million of consolidated cash and cash equivalents and $69.8 million of restricted cash and escrows. The restricted cash as of March 31, 2019 primarily consisted of $59.4 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $4.2 million primarily for real estate taxes and insurance escrows, $4.0 million for disposition escrows held back at closing, and $2.2 million in deposits made for capital projects.
Mortgages and Unsecured Term Loans
As of March 31, 2019, our outstanding total debt was $1.2 billion and had a weighted average interest rate of 3.90%.
In August 2018, the Company closed on a $150 million unsecured term loan maturing in August 2023. The term loan bears an interest rate based on a pricing grid with a range of 135 to 220 basis points plus LIBOR, determined by the Company's leverage ratio. The term loan also includes an accordion option that allows the Company to request additional lender commitments of up to $100 million. As of December 31, 2018, the Company had funded $65 million of the $150 million available under the term loan. The remaining $85 million was funded in February 2019.
In March 2019, the Company elected to prepay the mortgage loan collateralized by the Hyatt Regency Santa Clara and repaid the remaining principal balance of $90 million and the outstanding accrued interest. The mortgage loan was to mature in January 2022. The interest rate swap was reapplied to a portion of the interest payments for the mortgage loan collateralized by the Renaissance Atlanta Waverly Hotel & Convention Center, which matures in August 2024.
Derivatives
As of March 31, 2019, we had various interest rate swaps with an aggregate notional amount of $689.8 million. These swaps fix the variable rate for five of our hotel mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of three of our unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.
Credit facility
As of March 31, 2019, we had no outstanding balance under the senior unsecured revolving credit facility.
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

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$33,638	$42,761
Net cash (used in) provided by investing activities	(13,260)	173,045
Net cash used in financing activities	(37,740)	(28,377)
(Decrease) increase in cash and cash equivalents and restricted cash	$(17,362)	$187,429
Cash and cash equivalents and restricted cash, at beginning of period	161,608	130,404
Cash and cash equivalents and restricted cash, at end of period	$144,246	$317,833
Operating

•
Cash provided by operating activities was $33.6 million and $42.8 million for the three months ended March 31, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net decrease in cash provided by operating activities during the three months ended March 31, 2019 was primarily due to changes in our portfolio composition reflecting completed acquisitions and dispositions and the timing of such transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2019 and 2018.

Investing

•
Cash used in investing activities was $13.3 million and $173.0 million for the three months ended March 31, 2019, and 2018, respectively. Cash used in investing activities for the three months ended March 31, 2019 was attributed to $13.3 million in capital improvements at our hotel properties. Cash provided by investing activities for the three months ended March 31, 2018 was primarily due to the disposition of Aston Waikiki Beach Hotel for net proceeds of $196.9 million offset by $23.9 million in capital improvements at our hotel properties.

Financing

•
Cash used in financing activities was $37.7 million and $28.4 million for the three months ended March 31, 2019, and 2018, respectively. Cash used in financing activities for the three months ended March 31, 2019 was primarily attributed to (i) the payment of $31.3 million in dividends and (ii) the repayment of mortgage debt totaling $90.0 million, which was offset by proceeds of $85.0 million from the drawdown of the remaining balance of the unsecured term loan entered into in during 2018. Cash used in financing activities for the three months ended March 31, 2018 was primarily attributed to (i) the payment of $29.7 million in dividends, (ii) the repayment of mortgage debt totaling $18.3 million, the repayment of the outstanding balance on the line of credit totaling $40.0 million line of credit and (iii) payment of $3.7 million in loan costs attributed to the amended and restated unsecured revolving credit facility and new mortgage loan entered into during the first quarter of 2018. These decreases were offset by proceeds of $65 million from the funding of mortgage debt.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 1% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of March 31, 2019 and December 31, 2018, we had a total of $59.4 million and $60.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three months ended March 31, 2019 and 2018, we made total capital expenditures of $13.3 million and $23.9 million, respectively.
Off-Balance Sheet Arrangements
As of March 31, 2019, we have no off-balance sheet arrangements.
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
We then calculate EBITDAre in accordance with standards established by the National Association of Real Estate Investment Trusts ("Nareit"). Nareit defines EBITDAre as EBITDA plus or minus losses and gains on the disposition of depreciated property, including gains/losses on change of control, plus impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates.
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
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by the Nareit, as amended in the December 2018 restatement white paper, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for partnerships and joint ventures, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the Nareit definition of FFO or do not calculate FFO per diluted share in accordance with Nareit guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to all common stock and Operating Partnership Unit holders.
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$17,276	$57,043
Adjustments:
Interest expense	12,587	13,717
Income tax expense	6,093	4,664
Depreciation and amortization	40,000	38,801
EBITDA	$75,956	$114,225
Gain on sale of investment properties	—	(42,284)
EBITDAre	$75,956	$71,941

Reconciliation to Adjusted EBITDAre
Non-controlling interests in consolidated real estate entities	—	179
Adjustments related to non-controlling interests in consolidated real estate entities	—	(342)
Depreciation and amortization related to corporate assets	(103)	(104)
Loss on extinguishment of debt	213	81
Amortization of share-based compensation expense	1,894	2,070
Amortization of above and below market ground leases and straight-line rent expense	126	115
Other non-recurring expenses	—	(205)
Adjusted EBITDAre attributable to common stock and unit holders	$78,086	$73,735

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$17,276	$57,043
Adjustments:
Depreciation and amortization related to investment properties	39,897	38,697
Gain on sale of investment properties	—	(42,284)
Non-controlling interests in consolidated real estate entities	—	179
Adjustments related to non-controlling interests in consolidated real estate entities	—	(226)
FFO attributable to common stock and unit holders	$57,173	$53,409

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	213	81
Loan related costs, net of adjustment related to non-controlling interests(1)	625	717
Amortization of share-based compensation expense	1,894	2,070
Amortization of above and below market ground leases and straight-line rent expense	126	115
Other non-recurring expenses	—	(205)
Adjusted FFO attributable to common stock and unit holders	$60,031	$56,187

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.
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

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 in the condensed consolidated financial statements included herein.
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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, we expect our revenues and operating income to be the highest during the second quarter of the year followed by the first, third and fourth quarters, respectfully, based on our current portfolio composition assuming a stable macroeconomic environment.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of March 31, 2019 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $2.2 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2018 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $1.8 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt and entering into various interest rate swap agreements to hedge the interest rate exposure risk related to several variable rate loans. Refer to Note 5 in the condensed consolidated financial statements included herein, for our debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 6 in the condensed consolidated financial statements included herein for more information on our interest rate swap derivatives.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2019, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgages and term loans)(2)	$2,710	$19,218	$180,131	$181,835	$60,783	$495,998	$940,675	$956,064
Variable rate debt (mortgage loans)	—	—	270	1,080	151,080	63,570	216,000	216,311
Total	$2,710	$19,218	$180,401	$182,915	$211,863	$559,568	$1,156,675	$1,172,375
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)(2)	4.31%	3.99%	2.84%	3.53%	4.16%	4.37%	3.85%	3.88%
Variable rate debt (mortgage loans)	—%	—%	4.39%	4.26%	3.95%	4.12%	4.09%	3.67%

(1)
Excludes mortgage discounts of $0.1 million as of March 31, 2019. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 to our condensed consolidated financial statements included herein.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of March 31, 2019.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, related to our ownership of hotel properties. Most occurrences involving liability are covered by insurance with solvent insurance carriers. We recognize a liability when we believe the loss is probable and reasonably estimable. We currently believe that the ultimate outcome of any such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations, or liquidity.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

May 2, 2019

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)