Form 10-Q
period 2019-06-30
Xenia Hotels & Resorts, Inc.
filed 2019-08-01
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended ______ to ______
Commission file number 001-36594
___________________________

Xenia Hotels & Resorts, Inc.

(Exact Name of Registrant as Specified in Its Charter)
_______________________

Maryland					20-0141677
(State of Incorporation)					(I.R.S. Employer Identification No.)

200 S. Orange Avenue
Suite 2700	,	Orlando	,	Florida	32801
(Address of Principal Executive Offices)					(Zip Code)
(407) 246-8100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	XHR	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 29, 2019, there were 112,641,568 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2019 and December 31, 2018
(Dollar amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$472,084	$477,350
Buildings and other improvements	3,138,232	3,113,745
Total	$3,610,316	$3,591,095
Less: accumulated depreciation	(793,541)	(715,949)
Net investment properties	$2,816,775	$2,875,146
Cash and cash equivalents	110,366	91,413
Restricted cash and escrows	77,147	70,195
Accounts and rents receivable, net of allowance for doubtful accounts	49,071	34,804
Intangible assets, net of accumulated amortization of $2,930 and $3,578, respectively	36,592	61,541
Other assets	77,980	36,988
Total assets	$3,167,931	$3,170,087
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 5)	$1,149,418	$1,155,088
Accounts payable and accrued expenses	98,455	84,967
Distributions payable	31,753	31,574
Other liabilities	80,694	45,753
Total liabilities	$1,360,320	$1,317,382
Commitments and Contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 112,641,568 and 112,583,990 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	$1,127	$1,126
Additional paid in capital	2,060,190	2,059,699
Accumulated other comprehensive income	(3,829)	12,742
Accumulated distributions in excess of net earnings	(282,258)	(249,654)
Total Company stockholders' equity	$1,775,230	$1,823,913
Non-controlling interests	32,381	28,792
Total equity	$1,807,611	$1,852,705
Total liabilities and equity	$3,167,931	$3,170,087
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rooms revenues	$184,027	$175,823	$355,168	$338,405
Food and beverage revenues	99,397	86,419	202,860	172,835
Other revenues	20,861	14,815	39,944	30,316
Total revenues	$304,285	$277,057	$597,972	$541,556
Expenses:
Rooms expenses	41,665	38,132	82,320	77,176
Food and beverage expenses	63,381	53,528	126,795	106,503
Other direct expenses	7,900	4,715	15,018	9,189
Other indirect expenses	71,836	63,068	144,229	126,393
Management and franchise fees	12,202	12,447	24,511	24,007
Total hotel operating expenses	$196,984	$171,890	$392,873	$343,268
Depreciation and amortization	39,689	38,602	79,689	77,403
Real estate taxes, personal property taxes and insurance	12,577	11,819	25,636	23,679
Ground lease expense	1,158	1,141	2,247	2,707
General and administrative expenses	8,046	7,873	15,621	15,932
Gain on business interruption insurance	(823)	(2,649)	(823)	(2,649)
Acquisition and terminated transaction costs	142	222	142	222
Pre-opening and hotel rebranding expenses	142	—	142	—
Impairment and other losses	14,771	—	14,771	—
Total expenses	$272,686	$228,898	$530,298	$460,562
Operating income	$31,599	$48,159	$67,674	$80,994
Gain on sale of investment properties	—	9	—	42,294
Other income	188	446	283	832
Interest expense	(12,380)	(13,053)	(24,967)	(26,769)
Loss on extinguishment of debt	—	(384)	(214)	(465)
Net income before income taxes	$19,407	$35,177	$42,776	$96,886
Income tax expense	(6,193)	(5,646)	(12,286)	(10,311)
Net income	$13,214	$29,531	$30,490	$86,575
Net income attributable to non-controlling interests (Note 1)	$(437)	$(737)	$(1,011)	$(2,124)
Net income attributable to common stockholders	$12,777	$28,794	$29,479	$84,451

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Six Months Ended June 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted earnings per share
Net income per share available to common stockholders - basic and diluted	$0.11	$0.26	$0.26	$0.78
Weighted average number of common shares (basic)	112,641,416	108,956,408	112,630,395	107,874,640
Weighted average number of common shares (diluted)	112,915,294	109,220,220	112,911,624	108,115,441

Comprehensive Income:
Net income	$13,214	$29,531	$30,490	$86,575
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative instruments	(9,451)	3,643	(14,533)	12,459
Reclassification adjustment for amounts recognized in net income (interest expense)	(1,188)	(606)	(2,602)	(660)
	$2,575	$32,568	$13,355	$98,374
Comprehensive loss (income) attributable to non-controlling interests	$(87)	$(816)	$(447)	$(2,431)
Comprehensive income attributable to the Company	$2,488	$31,752	$12,908	$95,943
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total

Balance at March 31, 2019	112,639,858	$1,127	$2,059,694	$6,460	$(263,978)	$30,254	—	$30,254	$1,833,557
Net income	—	—	—	—	12,777	437	—	437	13,214
Dividends, common shares / units ($0.275)	—	—	—	—	(31,057)	(489)	—	(489)	(31,546)
Share-based compensation	2,431	—	512	—	—	2,529	—	2,529	3,041
Shares redeemed to satisfy tax withholding on vested share-based compensation	(721)	—	(16)	—	—	—	—	—	(16)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	(9,140)	—	(311)	—	(311)	(9,451)
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,149)	—	(39)	—	(39)	(1,188)
Balance at June 30, 2019	112,641,568	$1,127	$2,060,190	$(3,829)	$(282,258)	$32,381	—	$32,381	$1,807,611

Balance at March 31, 2018	106,839,289	$1,069	$1,923,768	$19,203	$(294,766)	$20,863	$12,300	$33,163	$1,682,437
Net income	—	—	—	—	28,794	717	20	737	29,531
Proceeds from sale of common stock, net	5,090,656	51	119,906	—	—	—	—	—	119,957
Dividends, common shares / units ($0.275)	—	—	—	—	(30,858)	(262)	—	(262)	(31,120)
Share-based compensation	—	—	458	—	—	2,436	—	2,436	2,894
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	3,557	—	86	—	86	3,643
Reclassification adjustment for amounts recognized in net income	—	—	—	(591)	—	(15)	—	(15)	(606)
Balance at June 30, 2018	111,929,945	$1,120	$2,044,132	$22,169	$(296,830)	$23,825	$12,320	$36,145	$1,806,736
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total

Balance at December 31, 2018	112,583,990	$1,126	$2,059,699	$12,742	$(249,654)	$28,792	—	$28,792	$1,852,705
Net income	—	—	—	—	29,479	1,011	—	1,011	30,490
Dividends, common shares / units ($0.55)	—	—	—	—	(62,083)	(971)	—	(971)	(63,054)
Share-based compensation	81,109	1	946	—	—	4,113	—	4,113	5,060
Shares redeemed to satisfy tax withholding on vested share-based compensation	(23,531)	—	(455)	—	—	—	—	—	(455)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	(14,055)	—	(478)	—	(478)	(14,533)
Reclassification adjustment for amounts recognized in net income	—	—	—	(2,516)	—	(86)	—	(86)	(2,602)
Balance at June 30, 2019	112,641,568	$1,127	$2,060,190	$(3,829)	$(282,258)	$32,381	—	$32,381	$1,807,611

Balance at December 31, 2017	106,735,336	$1,068	$1,924,124	$10,677	$(320,964)	$17,781	$12,400	$30,181	$1,645,086
Net (loss) income	—	—	—	—	84,451	2,283	(159)	2,124	86,575
Proceeds from sale of common stock, net	5,090,656	51	119,906	—	—	—	—	—	119,957
Dividends, common shares / units ($0.55)	—	—	—	—	(60,317)	(517)	—	(517)	(60,834)
Share-based compensation	153,779	2	1,122	—	—	3,971	—	3,971	5,095
Shares redeemed to satisfy tax withholding on vested share-based compensation	(49,826)	(1)	(1,020)	—	—	—	—	—	(1,021)
Contributions from non-controlling interests	—	—	—	—	—	—	79	79	79
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	12,135	—	324	—	324	12,459
Reclassification adjustment for amounts recognized in net income	—	—	—	(643)	—	(17)	—	(17)	(660)
Balance at June 30, 2018	111,929,945	$1,120	$2,044,132	$22,169	$(296,830)	$23,825	$12,320	$36,145	$1,806,736
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$30,490	$86,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,253	75,735
Amortization of above and below market leases and other lease intangibles	1,533	1,782
Amortization of debt premiums, discounts, and financing costs	1,227	1,367
Loss on extinguishment of debt	214	465
Gain on sale of investment properties	—	(42,294)
Impairment and other losses	14,771	—
Share-based compensation expense	4,796	4,827
Changes in assets and liabilities:
Accounts and rents receivable	(14,268)	(8,440)
Other assets	(4,787)	1,531
Accounts payable and accrued expenses	12,941	6,848
Other liabilities	7,690	2,005
Net cash provided by operating activities	$132,860	$130,401
Cash flows from investing activities:
Capital expenditures and tenant improvements	(36,562)	(55,858)
Proceeds from sale of investment properties	—	196,920
Deposits for acquisition of hotel properties	—	(5,000)
Net cash (used in) provided by investing activities	$(36,562)	$136,062
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	—	65,000
Payoffs of mortgage debt	(90,000)	(228,344)
Principal payments of mortgage debt	(1,701)	(1,853)
Proceeds from unsecured term loan	85,000	—
Payment of loan fees and deposits	—	(3,628)
Payments on senior unsecured revolving line of credit	—	(40,000)
Contributions from non-controlling interests	—	79
Proceeds from issuance of common stock, net of offering costs	—	120,120
Repurchase of common shares	—	—
Shares redeemed to satisfy tax withholding on vested share based compensation	(596)	(1,021)
Dividends	(63,096)	(59,411)
Net cash used in financing activities	$(70,393)	$(149,058)
Net increase in cash and cash equivalents and restricted cash	25,905	117,405
Cash and cash equivalents and restricted cash, at beginning of period	161,608	130,404
Cash and cash equivalents and restricted cash, at end of period	$187,513	$247,809

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the statements of cash flows:

Cash and cash equivalents	$110,366	$184,809
Restricted cash	77,147	63,000
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$187,513	$247,809

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$1,875	$5,311
Cash paid for interest	23,075	27,089

Supplemental schedule of non-cash investing activities:
Accrued capital expenditures	$1,106	$2,762
Adjustment to record right of use asset and lease liability, net	28,072	—
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2019

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of June 30, 2019, the Company collectively owned 96.7% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 3.3% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of June 30, 2019, the Company owned 40 lodging properties. As of June 30, 2018, the Company owned 38 lodging properties, 36 of which were wholly owned.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2019. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassifications
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation as of and for the three and six months ended June 30, 2019.
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

Risks and Uncertainties
For the three months ended June 30, 2019 and 2018, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and for the six months ended June 30, 2019 and 2018, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for each of the respective periods then ended.
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
The use of projected future cash flows, both undiscounted and discounted, and estimated hold periods are based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. These assumptions and estimates about future cash flows along with the capitalization and discount rates used to determine fair values are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02 ("Topic 842"), Leases, which replaced Topic 840, Leases, and requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements ("ASU 2016-02"). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"); ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"); and ASU 2018-11, Targeted Improvements ("ASU 2018-11"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either a finance or operating lease, with classification affecting the pattern and classification of expense recognition in the income statement.
The Company adopted Topic 842, and subsequent amendments, on January 1, 2019 by applying a modified retrospective transition approach on and as of the effective date. Consequently, financial information will not be provided for dates and periods prior to January 1, 2019. The Company elected a policy to exclude leases with terms of less than 12 months. The Company also adopted the package of practical expedients and therefore (1) did not reassess whether expired or existing leases contained a lease under the new definition of a lease in Topic 842, (2) did not reassess the lease classifications of expired or existing leases and therefore continued to treat such leases based on its historical accounting treatment as either operating or finance and (3) did not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. In addition, the Company adopted the practical expedient in ASU 2018-01 and therefore did not evaluate land easements that existed prior to January 1, 2019 to determine if they contained a lease. Following the adoption of Topic 842, land easements will be evaluated at commencement to determine if it contains an embedded lease. The Company did not adopt the practical expedient to use hindsight in determining the lease term.
For leases greater than 12 months, the Company evaluates the lease at commencement to determine if the lease is an operating or finance lease. If a lease includes lease payments that are based on variable indices, such as the Customer Price Index, these increases are included in the lease liability. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension option will be elected. If the extension option is reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The discount rate is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Management uses a portfolio approach to develop a base discount rate for our various lease types. This approach includes consideration of the Company's incremental borrowing rate at both the corporate and property level and analysis of current market conditions for obtaining new financings. Management adjusts the base discount rate to take into consideration an individual leases' credit risk, total lease payments, and remaining lease term.
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
Insurance Recoveries
At times, the Company may be entitled to business interruption proceeds for certain properties; however, it will not record an insurance recovery receivable for these types of losses until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as a gain.
Hurricane Irma made landfall in September 2017, the aftermath of which continued to impact demand in the Key West market into 2018, including at the Hyatt Centric Key West Resort & Spa. During the three and six months ended June 30, 2019 and 2018, the Company recognized $0.8 million and $2.6 million, respectively, of business interruption insurance proceeds. Of the $0.8 million recognized in 2019, $0.7 million of the proceeds related to lost income in the 2018, with the remaining $0.1 million attributable to lost income from the first quarter of 2019. Of the $2.6 million recognized in 2018, $1.4 million of the proceeds related to lost income in the third and fourth quarters of 2017, with the remaining $1.2 million attributable to lost income from the first quarter of 2018. These amounts are included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive income for the periods then ended.
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
3. Revenues
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2019	June 30, 2019
Orlando, FL	$30,180	$66,335
Phoenix, AZ	24,943	57,788
Houston, TX	26,915	53,656
Dallas, TX	20,398	41,789
San Diego, CA	20,741	40,541
San Francisco/San Mateo, CA	18,374	37,780
San Jose-Santa Cruz, CA	15,208	30,967
Atlanta, GA	14,184	30,966
Denver, CO	14,373	26,124
Washington, DC-MD-VA	14,096	25,696
Other	104,873	186,330
Total	$304,285	$597,972

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2018	June 30, 2018
Orlando, FL	$29,909	$66,293
Phoenix, AZ	25,056	56,196
Houston, TX	24,280	50,068
Washington, DC-MD-VA	22,699	38,412
Dallas, TX	19,933	38,159
San Francisco/San Mateo, CA	18,462	36,339
San Jose-Santa Cruz, CA	14,216	29,582
Boston, MA	14,052	21,649
Atlanta, GA	9,889	21,562
California North	12,170	20,558
Other	86,391	162,738
Total	$277,057	$541,556

4. Investment Properties
From time to time, we evaluate acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives. We did not acquire any hotels during the six months ended June 30, 2019 or 2018. No hotels were sold during the six months ended June 30, 2019. The following represents the disposition details for the hotel sold during the six months ended June 30, 2018 (in thousands):

Property	Date	Rooms	Gross Sale Price	Net Proceeds	Gain on Sale
Aston Waikiki Beach Hotel	03/2018	645	$200,000	$196,920	$42,430	(1)
Total for the six months ended June 30, 2018			$200,000	$196,920	$42,430

(1)	In addition to the gain on sale recognized during the six months ended June 30, 2018, the Company also recognized adjustments related to 2017 dispositions amounting to $0.1 million.
5. Debt
Debt as of June 30, 2019 and December 31, 2018 consisted of the following (dollar amounts in thousands):

						Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date		June 30, 2019	December 31, 2018
Mortgage Loans
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020		$15,126	$15,392
Marriott Dallas Downtown	Fixed(2)	4.05%		1/3/2022		51,000	51,000
Hyatt Regency Santa Clara(3)	Fixed	—		1/3/2022		—	90,000
Kimpton Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023		58,500	59,000
Renaissance Atlanta Waverly Hotel & Convention Center(3)	Fixed(2)	3.97%		8/14/2024		100,000	100,000
Andaz Napa(4)	Variable	4.30%		9/13/2024		56,000	56,000
The Ritz-Carlton, Pentagon City	Fixed(5)	4.95%		1/31/2025		65,000	65,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025		61,364	61,806
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026		58,790	59,281
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027		115,000	115,000
Total Mortgage Loans		4.37%	(6)			$580,780	$672,479
Unsecured Term Loan $175M	Fixed(7)	2.79%		2/15/2021		175,000	175,000
Unsecured Term Loan $125M	Fixed(7)	3.28%		10/22/2022		125,000	125,000
Unsecured Term Loan $150M(8)	Variable	3.85%		8/21/2023		150,000	65,000
Unsecured Term Loan $125M	Fixed(7)	3.72%		9/13/2024		125,000	125,000
Senior Unsecured Credit Facility	Variable	3.94%		2/28/2022	(9)	—	—
Mortgage Loan Discounts, net(10)	—	—		—		(59)	(191)
Unamortized Deferred Financing Costs, net	—	—		—		(6,303)	(7,200)
Total Debt, net of loan discounts and unamortized deferred financing costs		3.88%	(6)			$1,149,418	$1,155,088

(1)	Variable index is one-month LIBOR as of June 30, 2019.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for a portion of or the entire term of the loan.

(3)
During the six months ended June 30, 2019, the Company elected its prepayment option per the terms of the respective mortgage loan agreement and repaid the outstanding balance of $90 million, plus accrued interest. The interest rate swap was transferred to the interest payments for $90.0 million of the $100.0 million variable rate mortgage loan collateralized by the Renaissance Atlanta Waverly Hotel & Convention Center, which matures in 2024. See Note 6 for further details related to our derivative instruments.

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

(6)	Represents the weighted average interest rate as of June 30, 2019.

(7)	LIBOR has been fixed for certain interest periods throughout the term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(8)
In August 2018, the Company entered into an unsecured term loan for $150 million that matures in August 2023. The term loan includes an accordion option that allows the Company to request additional lender commitments of up to $100 million. In October 2018, the Company funded $65 million of the term loan. In February 2019, the remaining $85 million was funded.

(9)	The maturity of the senior unsecured credit facility can be extended through February 2023 at the Company's discretion and requires the payment of an extension fee.

(10)	Loan discounts recognized upon loan modifications, net of accumulated amortization.
In connection with repaying mortgage loans during the three and six months ended June 30, 2019 and 2018, the Company wrote off the related unamortized deferred financing costs of $0 and $214 thousand and $384 thousand and $465 thousand, respectively, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
Total debt outstanding as of June 30, 2019 and December 31, 2018 was $1,156 million and $1,162 million, respectively, and had a weighted average interest rate of 3.88% and 3.82% per annum, respectively. The remaining unamortized mortgage discounts as of June 30, 2019 and December 31, 2018 were $0.1 million and $0.2 million, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2019	Weighted average interest rate
2019	$1,815	4.31%
2020	19,218	3.99%
2021	180,401	2.84%
2022	182,915	3.54%
2023	211,863	3.94%
Thereafter	559,568	4.29%
Total Debt	$1,155,780	3.88%
Total Loan Discounts, net	(59)	—
Unamortized Deferred Financing Costs, net	(6,303)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,149,418	3.88%

Of the total outstanding debt at June 30, 2019, none of the mortgage loans were recourse to the Company. Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of June 30, 2019, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
As of June 30, 2019, there was no outstanding balance on the senior unsecured facility. During the three and six months ended June 30, 2019, the Company incurred unused commitment fees of approximately $0.4 million and $0.8 million and no interest expense. During the three and six months ended June 30, 2018, the Company incurred unused commitment fees of approximately $0.4 million and $0.7 million, respectively, and interest expense of $0 and $34 thousand, respectively.

6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of June 30, 2019, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments with the right of offset that are in the liability position are included in other liabilities and derivatives instruments with the right of offset that are in the asset position are included in other assets on the condensed consolidated balance sheet. The following table summarizes the terms of the derivative financial instruments held by the Company as of June 30, 2019 and December 31, 2018, respectively (in thousands):

						June 30, 2019		December 31, 2018
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	$50,000	$332	$50,000	$1,218
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	65,000	441	65,000	1,597
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.50%	10/22/2015	2/15/2021	60,000	407	60,000	1,472
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	50,000	(357)	50,000	1,093
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	(180)	25,000	544
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	(185)	25,000	537
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	(182)	25,000	537
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	58,500	151	59,000	1,956
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	—	—	41,000	30
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 1.90%	9/1/2016	3/21/2019	—	—	38,000	135
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	(237)	51,000	938
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	(227)	45,000	806
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.00%	3/1/2017	1/3/2022	45,000	(209)	45,000	829
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	(383)	40,000	725
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	40,000	(386)	40,000	718
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	25,000	(244)	25,000	447
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.80%	10/13/2017	10/12/2022	20,000	(192)	20,000	362
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(960)	24,000	(314)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	41,000	(1,769)	—	(673)
						$689,500	$(4,180)	$728,000	$12,957

The table below details the location in the condensed consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2019 and 2018 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
(Loss) gain recognized in other comprehensive income	Unrealized (loss) gain on interest rate derivative instruments	$(9,451)	$3,643	$(14,533)	$12,459
(Loss) gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(1,188)	$(606)	$(2,602)	$(660)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$12,380	$13,053	$24,967	$26,769

The Company expects approximately $0.5 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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

For assets and liabilities measured at fair value on a recurring and nonrecurring basis, quantitative disclosure of their fair values are included in the condensed consolidated balance sheets as of as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement Date
	June 30, 2019		December 31, 2018
Location / Description	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swap assets(1)	$151	$—	$12,957	—
Liabilities
Interest rate swap liabilities(1)	(4,331)	—	—	—
Nonrecurring measurements
Net investment properties
Marriott Chicago at Medical District/UIC	—	$10,000	—	—

(1)	Interest rate swap fair values are netted as applicable per the terms of the respective master netting agreements.
Recurring Measurements
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
Non-Recurring Measurements
Investment Properties
During the three months ended June 30, 2019, the Company identified indicators of impairment for Marriott Chicago at Medical District/UIC. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. In accordance with the Company's impairment policy, management estimated the future undiscounted cash flows over the estimated hold period, which included assumptions for projected revenues and operating expenses. Based on the results of the undiscounted cash flow analysis, management determined the hotel was impaired as the projected future cash flows were less than the carrying value of the hotel. Management determined the impairment as the difference between the carrying value and the estimated fair value. The fair value was estimated using Level 3 assumptions and consideration of various valuation techniques, including discounted cash flows over the estimated hold period and values from market participants. Management will continue to monitor and evaluate expectations for future performance and other valuation assumptions.
Based on the fair value determined by management, the Company recorded an impairment charge of $14.8 million, which is included in impairment and other losses on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2019.

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Debt, net of discounts	$1,155,721	$1,173,320	$1,162,288	$1,171,552
Total	$1,155,721	$1,173,320	$1,162,288	$1,171,552

The Company estimated the fair value of its total debt, net of discounts, using a weighted average effective interest rate of 3.43% and 4.22% per annum as of June 30, 2019 and December 31, 2018, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2019 using an estimated federal and state statutory combined rate of 32.03% and recognized income tax expense of $6.2 million and $12.3 million, respectively.
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2018 using an estimated federal and state statutory combined rate of 29.81% and recognized income tax expense of $5.6 million and $10.3 million, respectively.
9. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company received gross proceeds of $122.2 million, and paid $1.5 million in transaction fees, from the issuance of 5,090,656 shares of its common stock in accordance with the ATM Agreement. In addition, the Company amortized capitalized transaction costs of $0.7 million during the three and six months ended June 30, 2018 that were previously included in other assets. As of June 30, 2019, the Company had $62.6 million available for sale under the ATM Agreement.
In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $100 million of the Company’s outstanding Common Stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding Common Stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. No shares were purchased as part of the Repurchase Program during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.
Distributions
The Company declared the following dividends during the six months ended June 30, 2019:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2019	March 29, 2019	April 12, 2019
$0.275	June 30, 2019	June 28, 2019	July 12, 2019

Non-Controlling Interest of Common Units in Operating Partnership
As of June 30, 2019, the Operating Partnership had 3,818,925 LTIP partnership units (“LTIP Units”) outstanding, representing a 3.3% partnership interest held by the limited partners. Of the 3,818,925 LTIP Units outstanding at June 30, 2019, 1,419,959 units had vested and had yet to be redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
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
The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$12,777	$28,794	$29,479	$84,451
Dividends paid on unvested share-based compensation	(141)	(152)	(284)	(304)
Undistributed earnings attributable to unvested share based compensation	—	—	—	(34)
Net income available to common stockholders	$12,636	$28,642	$29,195	$84,113

Denominator:
Weighted average shares outstanding - Basic	112,641,416	108,956,408	112,630,395	107,874,640
Effect of dilutive share-based compensation	273,878	263,812	281,229	240,801
Weighted average shares outstanding - Diluted	112,915,294	109,220,220	112,911,624	108,115,441

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.11	$0.26	$0.26	$0.78

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
LTIP Unit Grants
The Compensation Committee approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted Average Grant Date Fair Value
February 2019	2019 LTIP Units	90,273	781,898	$9.24

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
In May 2019, pursuant to the Company's Director Compensation Program, as amended and restated as of February 21, 2018, the Company approved the issuance of 26,768 fully vested LTIP Units to the Company's seven non-employee directors with a weighted average grant date fair value of $22.23 per unit.
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

The following is a summary of the unvested incentive awards under the Company's 2015 Incentive Award Plan as of June 30, 2019:

	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2018	245,693	1,614,081	1,859,774
Granted	135,790	898,939	1,034,729
Vested(2)	(81,106)	(114,054)	(195,160)
Expired	—	—	—
Forfeited	(7,097)	—	(7,097)
Unvested as of June 30, 2019	293,280	2,398,966	2,692,246
Weighted average fair value of unvested shares/units	$14.60	$8.67	$9.31

(1)	Includes time-based and performance-based units.

(2)
During the six months ended June 30, 2019, 23,531 shares of common stock were withheld by the Company upon the settlement of the applicable award in order to satisfy minimum federal and state tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan.

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
For the three and six months ended June 30, 2019 the Company recognized approximately $2.3 million and $4.2 million, respectively, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three and six months ended June 30, 2019 we recognized $595 thousand of share-based compensation expense, related to LTIP units that were provided to the Company's Board of Directors and we capitalized approximately $139 thousand and $264 thousand, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. As of June 30, 2019, there was $15.2 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2.0 additional years.

For the three and six months ended June 30, 2018, the Company recognized approximately $2.2 million and $4.2 million, respectively, of share-based compensation expense (net of forfeitures) related to Share Units, Restricted Stock Units, and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three and six months ended June 30, 2018 we recognized $595 thousand of share-based compensation expense, related to LTIP units that were provided to the Company's Board of Directors and we capitalized approximately $138 thousand and $268 thousand, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company.
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
On the adoption date of Topic 842, a total of $20.3 million of net intangibles for existing above and below market ground leases was derecognized and subsequently recorded as an adjustment to the beginning ROU asset. In addition, the balance of straight-line rent accruals were reclassified to the beginning ROU asset. The ROU asset is included in other assets and the lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2019.
The following is a summary of the Company's leases as of and for the six months ended June 30, 2019 (dollar amounts in thousands):

June 30, 2019
Weighted average remaining lease term, including reasonably certain extension options(1)	30 years
Weighted average discount rate	5.71%

ROU asset(2)	$46,760
Lease liability(3)	$27,675

Operating lease rent expense	$1,339
Variable lease costs	1,196
Total rent and variable lease costs	$2,535

(1)	The weighted average remaining lease term including all available extension options is approximately 62 years.

(2)	The ROU asset is included in other assets on the accompanying condensed consolidated balance sheet as of June 30, 2019.

(3)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2019.

The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of June 30, 2019 (in thousands):

Year Ending December 31, 2019
2019 (excluding the six months ended June 30, 2019)	$1,197
2020	2,403
2021	2,417
2022	2,431
2023	2,445
Thereafter	52,323
Total undiscounted lease payments	$63,216
Less imputed interest	(35,541)
Lease liability(1)	$27,675

(1)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2019.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2019 and December 31, 2018, the Company had a balance of $67.8 million and $60.6 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in Top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of June 30, 2019, we owned 40 hotels, comprising 11,167 rooms, across 17 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, AccorHotels, Loews, and Hilton, as well as leading independent management companies.
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
Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, management fees and other direct and indirect operating expenses. Rooms expense includes housekeeping wages and associated payroll taxes, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs. We enter into management agreements with independent, third-party management companies to operate our hotels. Under these agreements the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel.
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

Results of Operations
Overview
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which grew at annual rate of approximately 2.1% as of the end of the second quarter of 2019, according to the U.S. Department of Commerce, which has slowed down in comparison to growth of approximately 4.1% during the second quarter 2018. The growth in GDP the first half of 2019 was primarily driven by consumer spending on goods and services, federal government spending, and state and local government spending, which was partially offset by a reduction in private inventory investment, exports, and nonresidential and residential fixed investment. The unemployment rate remained stable and was below 5%. In addition to these favorable macroeconomic factors, demand growth in the U.S. lodging industry was 1.9% during the second quarter of 2019, which was outpaced by supply growth of 2.0%. These factors combined led to tepid growth in industry RevPAR of 1.1% and 1.2% for the three and six months ended June 30, 2019, respectively, compared to 2018. Industry RevPAR growth for the three months ended June 30, 2019 was primarily driven by ADR growth of 1.2% offset by a decline in occupancy of 10 basis point and RevPAR growth for the six months ended June 30, 2019 was driven by a 1.1% increase in ADR and occupancy of 10 basis points, per industry reports.
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the actual period of ownership by the Company, increased 1.7% to $181.09 for the three months ended June 30, 2019 compared to $178.04 for the three months ended June 30, 2018 and increased 4.4% to $175.72 for the six months ended June 30, 2019 compared to $168.25 for the six months ended June 30, 2018. The increase in our total portfolio RevPAR for the three and six months ended June 30, 2019 compared to the same periods in 2018 was driven by moderate RevPAR increases in the overall U.S. lodging industry, and in our portfolio, but was also attributed to increased revenues following the completion of portfolio renovations in 2018 and changes in our portfolio composition attributed to transactions. Since the first quarter of 2018, we have acquired four premium hotels and completed the disposition of three select service upscale hotels. In addition to increasing our total portfolio RevPAR for the three and six months ended June 30, 2019, these transactions resulted in a change in the seasonality of our portfolio's earnings, as the hotels acquired generally have their highest demand during the second and first quarters, respectfully.
Net income decreased 55.3% for the second quarter of 2019 compared to 2018, which was primarily attributed to an impairment charge of $14.8 million for Marriott Chicago at Medical District/UIC, a decrease in operating income of $4.0 million from the two dispositions that closed in the fourth quarter of 2018, a $1.8 million reduction in the gain on business interruption insurance for proceeds received in 2019 compared to 2018, and a $0.5 million increase in federal income taxes due to higher taxable income in 2019 than 2018. These decreases were offset by a $2.0 million increase contributed by our 36-comparable hotels, which was attributed to a 1.5% increase in RevPAR, operating income of $2.0 million contributed by the four acquisitions in 2018, and a $0.7 million reduction in interest expense.
Net income decreased 64.8% for the six months ended June 30, 2019 compared to 2018, which was primarily attributed to the gain on sale from the disposition of Aston Waikiki Beach Hotel in March 2018, which totaled $42.4 million, a decrease in operating income of $8.1 million from the three dispositions during 2018, an impairment charge of $14.8 million for Marriott Chicago at Medical District/UIC, a $1.8 million reduction in the gain on business interruption insurance for proceeds received in 2019 compared to 2018, and a $2.0 million increase in federal income taxes due to higher taxable income in 2019 than 2018. These decreases were offset by an $8.7 million increase contributed by our 36-comparable hotels, which was attributed to 2.9% increase in RevPAR, operating income of $2.6 million contributed by the four acquisitions in 2018, and a $1.8 million decrease in interest expense.
Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2019 decreased 0.4% and increased 2.4%, respectively, compared to 2018 and Adjusted FFO attributable to common stock and unit holders decreased 0.6% and increased 2.7%, respectively, for the three and six months ended June 30, 2019 compared to 2018. These increases during the six months ended June 30, 2019 were primarily attributable to the growth in operating income from our 36-comparable hotels. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2019 and 2018:

				Six Months Ended June 30,
				2019	2018	Change
Number of properties at January 1				40	39	1
Properties disposed				—	(1)	1
Number of properties at June 30				40	38	2
Number of rooms at January 1				11,165	11,533	(368)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)				2	—	2
Rooms in properties disposed or combined during property improvements(2)				—	(681)	681
Number of rooms at June 30				11,167	10,852	315

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Variance	2019	2018	Variance
Portfolio Statistics:
Occupancy (3)	79.9%	80.1%	(20) bps	77.5%	77.4%	10 bps
ADR (3)	$226.74	$222.28	2.0%	$226.73	$217.40	4.3%
RevPAR (3)	$181.09	$178.04	1.7%	$175.72	$168.25	4.4%

(1)	During the six months ended June 30, 2019, we added two newly created rooms at Marriott Woodlands Waterway Hotel & Convention Center.

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

Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase	% Change	2019	2018	Increase	% Change
Revenues:
Rooms revenues	$184,027	$175,823	$8,204	4.7%	$355,168	$338,405	$16,763	5.0%
Food and beverage revenues	99,397	86,419	12,978	15.0%	202,860	172,835	30,025	17.4%
Other revenues	20,861	14,815	6,046	40.8%	39,944	30,316	9,628	31.8%
Total revenues	$304,285	$277,057	$27,228	9.8%	$597,972	$541,556	$56,416	10.4%
Rooms revenues
In the second half of 2018, we acquired four premium full service hotels. Also in 2018, we sold three select service upscale hotels. These transactions, and the timing of such transactions, led to a change in our portfolio composition and the seasonality of our earnings as the hotels acquired generally have their highest demand during the second quarter of the year followed by the first, third and fourth quarters, respectfully.

Rooms revenues increased by $8.2 million, or 4.7%, to $184.0 million for the three months ended June 30, 2019 from $175.8 million for the three months ended June 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$16.4 million increase contributed by the four hotels acquired during 2018, which included The Ritz-Carlton, Denver in August 2018, Fairmont Pittsburgh in September 2018, Park Hyatt Aviara Resort, Golf Club & Spa in November 2018, and Waldorf Astoria Atlanta Buckhead in December 2018 (collectively, the "four 2018 acquisitions"); and

•
$10.8 million decrease attributed to the disposition of two hotels during 2018, which included Hilton Garden Inn Washington D.C. Downtown in November 2018 and Residence Inn Denver City Center in December 2018 (collectively, the "two hotels sold during the fourth quarter of 2018").

Excluding the amounts above, rooms revenues increased $2.6 million or 1.5%, for the remainder of our 36-comparable hotels, which was attributed to a 1.5% increase in RevPAR in 2019 compared to 2018, driven by a 0.5% increase in ADR and an increase in occupancy of 80 basis points.
Rooms revenues increased by $16.8 million, or 5.0%, to $355.2 million for the six months ended June 30, 2019 from $338.4 million for the six months ended June 30, 2018. The following amounts are the primary drivers of the changes year-over-year:

•	$31.4 million increase contributed by the four hotels acquired during 2018; and

•
$23.7 million decrease attributed to the disposition of three hotels during 2018, which included the Aston Waikiki Beach Hotel in March 2018, Hilton Garden Inn Washington D.C. Downtown in November 2018, and Residence Inn Denver City Center in December 2018 (collectively, the "three hotels sold during 2018").

Excluding the amounts above, rooms revenues increased $9.1 million, or 2.9%, for the remainder of our 36-comparable hotels, which was attributed to a 2.9% increase in RevPAR in 2019 compared to 2018, driven by a 1.4% increase in ADR and an increase in occupancy of 113 basis points.
Food and beverage revenues
The increase in food and beverage revenues for the three and six months ended June 30, 2019 compared to 2018 is largely driven by the timing of transaction activity during the last year and changes in portfolio composition. The four 2018 acquisitions are full service hotels that offer various restaurant venues and other food and beverage outlets, in addition to significantly larger meeting facilities and event space, all of which contribute higher food and beverage revenue compared to the three hotels sold during 2018, all of which were select service upscale hotels.
Food and beverage revenues increased by $13.0 million, or 15.0%, to $99.4 million for the three months ended June 30, 2019 from $86.4 million for the three months ended June 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$13.5 million increase contributed by the four 2018 acquisitions; and

•	$0.4 million decrease attributed to the two hotels sold during the fourth quarter of 2018.
Excluding the amounts above, food and beverage revenues decreased $0.1 million for the remainder of our 36-comparable hotels, which was relatively flat to the same period in 2018.
Food and beverage revenues increased by $30.0 million, or 17.4%, to $202.9 million for the six months ended June 30, 2019 from $172.8 million for the six months ended June 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$27.0 million increase contributed by the four 2018 acquisitions; and

•	$0.7 million decrease attributed to the three hotels sold during 2018.
Excluding the amounts above, food and beverage revenues increased $3.7 million, or 2.1%, for the remainder of our 36-comparable hotels.

Other revenues
The increase in other revenues was also largely driven by the timing of transactions during 2018. The four 2018 acquisitions have more amenities, including spas, and in certain cases, resort and amenity fees compared to the three properties sold in 2018.
Other revenues increased by $6.0 million, or 40.8%, to $20.9 million for the three months ended June 30, 2019 from $14.8 million for the three months ended June 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$5.7 million increase contributed by the four 2018 acquisitions; and

•	$0.6 million decrease attributed to the two hotels sold during the fourth quarter of 2018.
Excluding the amounts above, other revenues increased $0.9 million, or 6.8%, for the remainder of our 36-comparable hotels, which was primarily due to increased resort and amenity fees.
Other revenues increased by $9.6 million, or 31.8%, to $39.9 million for the six months ended June 30, 2019 from $30.3 million for the six months ended June 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$10.4 million increase contributed by the four 2018 acquisitions; and

•	$2.6 million decrease attributed to the three hotels sold during 2018.
Excluding the amounts above, other revenues increased $1.8 million, or 6.8%, for the remainder of our 36-comparable hotels, which was primarily due to increased resort and amenity fees.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase/(Decrease)	% Change	2019	2018	Increase	% Change
Hotel operating expenses:
Rooms expenses	$41,665	$38,132	$3,533	9.3%	$82,320	$77,176	$5,144	6.7%
Food and beverage expenses	63,381	53,528	9,853	18.4%	126,795	106,503	20,292	19.1%
Other direct expenses	7,900	4,715	3,185	67.6%	15,018	9,189	5,829	63.4%
Other indirect expenses	71,836	63,068	8,768	13.9%	144,229	126,393	17,836	14.1%
Management and franchise fees	12,202	12,447	(245)	(2.0)%	24,511	24,007	504	2.1%
Total hotel operating expenses	$196,984	$171,890	$25,094	14.6%	$392,873	$343,268	$49,605	14.5%
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
Total hotel operating expenses increased $25.1 million, or 14.6%, to $197.0 million for the three months ended June 30, 2019 from $171.9 million for the three months ended June 30, 2018. The following amounts are the primary drivers of changes year-over-year:

•	$28.2 million increase contributed by the four 2018 acquisitions; and

•	$5.0 million decrease attributed to the disposition of the two hotels sold during the fourth quarter of 2018.

Excluding the amounts above, hotel operating expenses increased $1.9 million, or 1.1%, for the remainder of our 36-comparable hotels, which was attributed to the increase in total revenues in 2019 compared to 2018.
Total hotel operating expenses increased $49.6 million, or 14.5%, to $392.9 million for the six months ended June 30, 2019 from $343.3 million for the six months ended June 30, 2018. The following amounts are the primary drivers of changes year-over-year:

•	$55.7 million increase contributed by the four 2018 acquisitions; and

•	$13.0 million decrease attributed to the three hotels sold during 2018.
Excluding the amounts above, hotel operating expenses increased $6.9 million, or 2.1%, for the remainder of our 36-comparable hotels, which was attributed to the increase in total revenues in 2019 compared to 2018.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	% Change	2019	2018	Increase / (Decrease)	% Change
Depreciation and amortization	$39,689	$38,602	$1,087	2.8%	$79,689	$77,403	$2,286	3.0%
Real estate taxes, personal property taxes and insurance	12,577	11,819	758	6.4%	25,636	23,679	1,957	8.3%
Ground lease expense	1,158	1,141	17	1.5%	2,247	2,707	(460)	(17.0)%
General and administrative expenses	8,046	7,873	173	2.2%	15,621	15,932	(311)	(2.0)%
Gain on business interruption insurance	(823)	(2,649)	1,826	(68.9)%	(823)	(2,649)	1,826	(68.9)%
Acquisition and terminated transaction costs	142	222	(80)	(36.0)%	142	222	(80)	(36.0)%
Pre-opening and hotel rebranding expenses	142	—	142	—	142	—	142	—
Impairment and other losses	14,771	—	14,771	—	14,771	—	14,771	—
Total corporate and other expenses	$75,702	$57,008	$18,694	32.8%	$137,425	$117,294	$20,131	17.2%
Depreciation and amortization
Depreciation and amortization expense increased $1.1 million, or 2.8%, to $39.7 million for the three months ended June 30, 2019 from $38.6 million for the three months ended June 30, 2018 and increased $2.3 million, or 3.0%, to $79.7 million for the six months ended June 30, 2019 from $77.4 million for the six months ended June 30, 2018. These increases were the result of the four 2018 acquisitions and over $108 million and $37 million of capital expenditures during 2018 and the first half of 2019, respectively. These increases were offset by a reduction of $3.1 million attributed to the three hotels in 2018.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.8 million, or 6.4%, to $12.6 million for the three months ended June 30, 2019 from $11.8 million for the three months ended June 30, 2018 and increased $2.0 million, or 8.3%, to $25.6 million for the six months ended June 30, 2019 from $23.7 million for the six months ended June 30, 2018. These increases were primarily attributed to a net increase from the four 2018 acquisitions, and annual increases for our comparable portfolio. These increases were offset by a reduction in expenses attributed to the three hotels sold in 2018 and real estate tax refunds received in 2018.

Ground lease expense
Ground lease expense increased to $1.2 million, or by 1.5%, for the three months ended June 30, 2019 from $1.1 million for the three months ended June 30, 2018 and decreased $0.5 million, or 17.0%, to $2.2 million for the six months ended June 30, 2019 from $2.7 million for the six months ended June 30, 2018, which was attributable to the disposition of Aston Waikiki Beach Hotel in March 2018.
General and administrative expenses
General and administrative expenses increased $0.2 million, or 2.2%, to $8.0 million for the three months ended June 30, 2019 from $7.9 million for the three months ended June 30, 2018 due to timing differences in 2019 expenses compared to 2018 and decreased $0.3 million, or 2.0%, to $15.6 million for the six months ended June 30, 2019 from $15.9 million for the six months ended June 30, 2018, which was primarily attributable to decreases in professional fees for the first half of 2019 compared to the first half of 2018.
Gain on business interruption insurance
Gain on business interruption insurance was $0.8 million and $2.6 million for the three and six months ended June 30, 2019 and 2018, respectively, which was attributed to insurance proceeds related to business lost at Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma. Of the $0.8 million recognized in 2019, $0.7 million of the proceeds related to lost income in the 2018, with the remaining $0.1 million attributable to lost income from the first quarter of 2019. Of the $2.6 million recognized in 2018, $1.4 million of the proceeds related to lost income in the third and fourth quarters of 2017, with the remaining $1.2 million attributable to lost income from the first quarter of 2018.
Acquisition and terminated transaction costs
Acquisition and terminated transaction costs decreased $0.1 million, or 36.0%, to $0.1 million for the three and six months ended June 30, 2019 from $0.2 million for the three and six months ended June 30, 2018, which was attributable to changes in dead deal costs.
Pre-opening and hotel rebranding expense
Pre-opening and hotel rebranding expenses were $142 thousand during the six months ended June 30, 2019. In December 2018, the Company acquired the Mandarin Oriental, Atlanta, which was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon closing of the acquisition. These costs were incurred as part of the rebranding and management transition efforts, which were not eligible to be capitalized.
Impairment and other losses
The Company recorded an impairment charge of $14.8 million for three and six months ended June 30, 2019, which was attributed to Marriott Chicago at Medical District/UIC.   The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. The fair value was estimated after consideration of various valuation techniques, including discounted cash flows over the estimated hold period and values from market participants. Based on the fair value estimated by management, the Company recorded an impairment charge, which represented the carrying value in excess of estimated fair value. Refer to Notes 2 and 7 in the condensed consolidated financial statements included herein for further discussion.

Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase / (Decrease)	% Change	2019	2018	Increase / (Decrease)	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$—	$9	$(9)	(100.0)%	$—	$42,294	$(42,294)	(100.0)%
Other income	188	446	(258)	(57.8)%	283	832	(549)	(66.0)%
Interest expense	(12,380)	(13,053)	(673)	(5.2)%	(24,967)	(26,769)	(1,802)	(6.7)%
Loss on extinguishment of debt	—	(384)	(384)	—	(214)	(465)	(251)	(54.0)%
Income tax expense	(6,193)	(5,646)	547	9.7%	(12,286)	(10,311)	1,975	19.2%
Gain on sale of investment properties
No hotels were sold during the three and six months ended June 30, 2019. The gain on sale of investment properties for the six months ended June 30, 2018 was attributed to the sale of the Aston Waikiki Beach Hotel in March 2018.
Interest expense
Interest expense decreased to $25.0 million for the six months ended June 30, 2019 from $26.8 million for the six months ended June 30, 2018. This was primarily driven by a decrease in the average outstanding debt in 2019 compared to 2018, partially offset by a higher weighted average interest rate in 2019 compared to 2018.
Loss on extinguishment of debt
The loss on extinguishment of debt for the three and six months ended June 30, 2019 and 2018 was attributable to the write off of unamortized loan costs for the prepayment of one and five mortgage loans, respectively.
Income tax expense
Income tax expense increased $2.0 million, or 19.2%, to $12.3 million for the six months ended June 30, 2019 from $10.3 million for the six months ended June 30, 2018. The increase from prior year was primarily attributable to higher taxable income from the timing of the four 2018 acquisitions and the seasonality of earnings from such hotels, which is generally highest during the second and first quarters, respectfully, and in addition to an increase in the effective tax rate for the first quarter of 2019 compared to 2018. These increases were offset by a decrease in taxable income from the three dispositions during 2018. Because of the pattern of taxable income recognition through the year, income taxes generally increase through the middle of the third quarter and then are expected to decline during the fourth quarter of the year.
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

In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company received gross proceeds of $122.2 million, and paid $1.5 million in transaction fees, from the issuance of 5,090,656 shares of its common stock in accordance with the ATM Agreement. In addition, the Company amortized capitalized transaction costs of $0.7 million during the three and six months ended June 30, 2018 that were previously included in other assets. As of June 30, 2019, the Company had $62.6 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program for the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.
As of June 30, 2019, we had $110.4 million of consolidated cash and cash equivalents and $77.1 million of restricted cash and escrows. The restricted cash as of June 30, 2019 primarily consisted of $67.8 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $4.5 million primarily for real estate taxes and insurance escrows, $2.0 million for disposition escrows held back at closing, and $2.8 million in deposits made for capital projects.
Mortgages and Unsecured Term Loans
As of June 30, 2019, our outstanding total debt was $1.2 billion and had a weighted average interest rate of 3.88%.
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
Derivatives
As of June 30, 2019, we had various interest rate swaps with an aggregate notional amount of $689.5 million. These swaps fix a portion of the variable interest rate for four of our hotel mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of three of our unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.
Credit facility
As of June 30, 2019, we had no outstanding balance under the senior unsecured revolving credit facility.
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
Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$132,860	$130,401
Net cash (used in) provided by investing activities	(36,562)	136,062
Net cash used in financing activities	(70,393)	(149,058)
Increase in cash and cash equivalents and restricted cash	$25,905	$117,405
Cash and cash equivalents and restricted cash, at beginning of period	161,608	130,404
Cash and cash equivalents and restricted cash, at end of period	$187,513	$247,809
Operating

•
Cash provided by operating activities was $132.9 million and $130.4 million for the six months ended June 30, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase in cash provided by operating activities during the six months ended June 30, 2019 was primarily due to an increase in operating income from our 36-comparable hotels, offset by changes in our portfolio composition reflecting completed acquisitions and dispositions and the timing of such transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the six months ended June 30, 2019 and 2018.

Investing

•
Cash used in investing activities was $36.6 million and $136.1 million for the six months ended June 30, 2019, and 2018, respectively. Cash used in investing activities for the six months ended June 30, 2019 was attributed to $36.6 million in capital improvements at our hotel properties. Cash provided by investing activities for the six months ended June 30, 2018 was primarily due to the disposition of Aston Waikiki Beach Hotel for net proceeds of $196.9 million offset by $55.9 million in capital improvements at our hotel properties.

Financing

•
Cash used in financing activities was $70.4 million and $149.1 million for the six months ended June 30, 2019, and 2018, respectively. Cash used in financing activities for the six months ended June 30, 2019 was primarily attributed to (i) the payment of $63.1 million in dividends, (ii) the repayment of mortgage debt totaling $90.0 million, which was offset by proceeds of $85.0 million from the drawdown of the remaining balance of the unsecured term loan entered into in during 2018, and (iii) principal payments of $1.7 million. Cash used in financing activities for the six months ended June 30, 2018 was primarily attributed to (i) the payment of $59.4 million in dividends, (ii) the repayment of mortgage debt totaling $228.3 million, (iii) the repayment of the outstanding balance on the line of credit totaling $40.0 million and (iv) payment of $3.6 million in loan costs attributed to the amended and restated unsecured revolving credit facility and new mortgage loan entered into during the first quarter of 2018. These decreases were offset by proceeds of (i) $120.1 million, net of transaction costs, from the sale of our common stock through the ATM program and (ii) $65 million from the funding of mortgage debt.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 1% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of June 30, 2019 and December 31, 2018, we had a total of $67.8 million and $60.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three and six months ended June 30, 2019 and 2018, we made total capital expenditures of $23.3 million and $36.6 million and $24.4 million and $55.9 million, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2019, we have no off-balance sheet arrangements.
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$13,214	$29,531	$30,490	$86,575
Adjustments:
Interest expense	12,380	13,053	24,967	26,769
Income tax expense	6,193	5,646	12,286	10,311
Depreciation and amortization	39,689	38,602	79,689	77,403
EBITDA	$71,476	$86,832	$147,432	$201,058
Impairment and other losses	14,771	—	14,771	—
Gain on sale of investment properties	—	(9)	—	(42,294)
EBITDAre	$86,247	$86,823	$162,203	$158,764

Reconciliation to Adjusted EBITDAre
Non-controlling interests in consolidated real estate entities	—	(20)	—	159
Adjustments related to non-controlling interests in consolidated real estate entities	—	(352)	—	(695)
Depreciation and amortization related to corporate assets	(102)	(99)	(205)	(203)
Loss on extinguishment of debt	—	384	214	465
Acquisition and terminated transaction costs	142	222	142	222
Amortization of share-based compensation expense	2,902	2,757	4,796	4,827
Amortization of above and below market ground leases and straight-line rent expense	128	122	254	237
Pre-opening expenses(1)	142	—	142	—
Other non-recurring expenses	—	10	—	(195)
Adjusted EBITDAre attributable to common stock and unit holders	$89,459	$89,847	$167,546	$163,581

(1)	Represents costs incurred for the rebranding of Mandarin Oriental, Atlanta to the Waldorf Astoria Atlanta Buckhead, which we acquired in December 2018.

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$13,214	$29,531	$30,490	$86,575
Adjustments:
Depreciation and amortization related to investment properties	39,587	38,503	79,484	77,200
Impairment of investment properties	14,771	—	14,771	—
Gain on sale of investment properties	—	(9)	—	(42,294)
Non-controlling interests in consolidated real estate entities	—	(20)	—	159
Adjustments related to non-controlling interests in consolidated real estate entities	—	(226)	—	(452)
FFO attributable to common stock and unit holders	$67,572	$67,779	$124,745	$121,188

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	—	384	214	465
Acquisition and terminated transaction costs	142	222	142	222
Loan related costs, net of adjustment related to non-controlling interests(1)	602	643	1,227	1,360
Amortization of share-based compensation expense	2,902	2,757	4,796	4,827
Amortization of above and below market ground leases and straight-line rent expense	128	122	254	237
Pre-opening expenses(2)	142	—	142	—
Other non-recurring expenses	—	10	—	(195)
Adjusted FFO attributable to common stock and unit holders	$71,488	$71,917	$131,520	$128,104

(1)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(2)	Represents costs incurred for the rebranding of Mandarin Oriental, Atlanta to the Waldorf Astoria Atlanta Buckhead, which we acquired in December 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of June 30, 2019 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $2.2 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2018 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $1.8 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2019, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgages and term loans)(2)	$1,815	$19,218	$180,131	$181,835	$60,783	$495,998	$939,780	$957,209
Variable rate debt (mortgage loans)	—	—	270	1,080	151,080	63,570	216,000	216,111
Total	$1,815	$19,218	$180,401	$182,915	$211,863	$559,568	$1,155,780	$1,173,320
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)(2)	4.31%	3.99%	2.84%	3.53%	4.16%	3.59%	3.85%	3.46%
Variable rate debt (mortgage loans)	—	—	4.30%	4.30%	3.85%	4.33%	4.00%	3.19%

(1)
Excludes mortgage discounts of $0.1 million as of June 30, 2019. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 to our condensed consolidated financial statements included herein.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of June 30, 2019.

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

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

August 1, 2019

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)