Form 10-Q
period 2019-09-30
Xenia Hotels & Resorts, Inc.
filed 2019-10-31
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 28, 2019, there were 112,641,568 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2019 and December 31, 2018
(Dollar amounts in thousands, except per share data)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$472,084	$477,350
Buildings and other improvements	3,165,359	3,113,745
Total	$3,637,443	$3,591,095
Less: accumulated depreciation	(831,770)	(715,949)
Net investment properties	$2,805,673	$2,875,146
Cash and cash equivalents	116,483	91,413
Restricted cash and escrows	84,484	70,195
Accounts and rents receivable, net of allowance for doubtful accounts	43,456	34,804
Intangible assets, net of accumulated amortization of $3,630 and $3,578, respectively	35,892	61,541
Other assets	72,994	36,988
Total assets	$3,158,982	$3,170,087
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 5)	$1,148,500	$1,155,088
Accounts payable and accrued expenses	108,292	84,967
Distributions payable	31,791	31,574
Other liabilities	84,201	45,753
Total liabilities	$1,372,784	$1,317,382
Commitments and Contingencies
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 112,641,568 and 112,583,990 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	$1,127	$1,126
Additional paid in capital	2,060,670	2,059,699
Accumulated other comprehensive (loss) income	(6,701)	12,742
Accumulated distributions in excess of net earnings	(303,002)	(249,654)
Total Company stockholders' equity	$1,752,094	$1,823,913
Non-controlling interests	34,104	28,792
Total equity	$1,786,198	$1,852,705
Total liabilities and equity	$3,158,982	$3,170,087
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended September 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rooms revenues	$168,744	$156,973	$523,912	$495,378
Food and beverage revenues	79,825	69,179	282,685	242,014
Other revenues	20,362	14,837	60,306	45,152
Total revenues	$268,931	$240,989	$866,903	$782,544
Expenses:
Rooms expenses	40,782	38,007	123,102	115,183
Food and beverage expenses	57,356	49,130	184,151	155,633
Other direct expenses	7,576	4,609	22,594	13,798
Other indirect expenses	70,874	60,796	215,103	187,189
Management and franchise fees	10,592	10,459	35,103	34,466
Total hotel operating expenses	$187,180	$163,001	$580,053	$506,269
Depreciation and amortization	39,072	39,282	118,760	116,684
Real estate taxes, personal property taxes and insurance	13,331	11,652	38,968	35,331
Ground lease expense	1,071	1,120	3,319	3,826
General and administrative expenses	7,351	6,919	22,973	22,852
Gain on business interruption insurance	—	(234)	(823)	(2,883)
Acquisition, terminated transaction and pre-opening expenses	662	8	947	230
Impairment and other losses	—	—	14,771	—
Total expenses	$248,667	$221,748	$778,968	$682,309
Operating income	$20,264	$19,241	$87,935	$100,235
Gain on sale of investment properties	—	—	—	42,294
Other income	257	10	540	842
Interest expense	(12,293)	(11,902)	(37,260)	(38,672)
Loss on extinguishment of debt	—	—	(214)	(465)
Net income before income taxes	$8,228	$7,349	$51,001	$104,234
Income tax benefit (expense)	2,442	1,985	(9,844)	(8,325)
Net income	$10,670	$9,334	$41,157	$95,909
Net income attributable to non-controlling interests (Note 1)	(355)	(90)	(1,366)	(2,214)
Net income attributable to common stockholders	$10,315	$9,244	$39,791	$93,695

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Nine Months Ended September 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted earnings per share
Net income per share available to common stockholders - basic and diluted	$0.09	$0.08	$0.35	$0.85
Weighted average number of common shares (basic)	112,641,568	112,086,917	112,634,174	109,298,804
Weighted average number of common shares (diluted)	112,932,952	112,361,052	112,918,790	109,550,566

Comprehensive Income:
Net income	$10,670	$9,334	$41,157	$95,909
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative instruments	(2,168)	2,847	(16,703)	15,306
Reclassification adjustment for amounts recognized in net income (interest expense)	(802)	(879)	(3,403)	(1,539)
	$7,700	$11,302	$21,051	$109,676
Comprehensive income attributable to non-controlling interests	(257)	(141)	(703)	(2,572)
Comprehensive income attributable to the Company	$7,443	$11,161	$20,348	$107,104
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total

Balance at June 30, 2019	112,641,568	$1,127	$2,060,190	$(3,829)	$(282,258)	$32,381	—	$32,381	$1,807,611
Net income	—	—	—	—	10,315	355	—	355	10,670
Dividends, common shares / units ($0.275)	—	—	—	—	(31,059)	(489)	—	(489)	(31,548)
Share-based compensation	—	—	480	—	—	1,955	—	1,955	2,435
Shares redeemed to satisfy tax withholding on vested share-based compensation	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(2,096)	—	(72)	—	(72)	(2,168)
Reclassification adjustment for amounts recognized in net income	—	—	—	(776)	—	(26)	—	(26)	(802)
Balance at September 30, 2019	112,641,568	$1,127	$2,060,670	$(6,701)	$(303,002)	$34,104	—	$34,104	$1,786,198

Balance at June 30, 2018	111,929,945	$1,120	$2,044,132	$22,169	$(296,830)	$23,825	$12,320	$36,145	$1,806,736
Net income	—	—	—	—	9,244	256	(166)	90	9,334
Proceeds from sale of common stock, net	629,303	6	14,905	—	—	—	—	—	14,911
Dividends, common shares / units ($0.275)	—	—	—	—	(31,030)	(262)	—	(262)	(31,292)
Share-based compensation	—	—	445	—	—	1,861	—	1,861	2,306
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	2,773	—	74	—	74	2,847
Reclassification adjustment for amounts recognized in net income	—	—	—	(856)	—	(23)	—	(23)	(879)
Balance at September 30, 2018	112,559,248	$1,126	$2,059,482	$24,086	$(318,616)	$25,731	$12,154	$37,885	$1,803,963
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total

Balance at December 31, 2018	112,583,990	$1,126	$2,059,699	$12,742	$(249,654)	$28,792	—	$28,792	$1,852,705
Net income	—	—	—	—	39,791	1,366	—	1,366	41,157
Dividends, common shares / units ($0.825)	—	—	—	—	(93,139)	(1,460)	—	(1,460)	(94,599)
Share-based compensation	81,109	1	1,426	—	—	6,069	—	6,069	7,496
Shares redeemed to satisfy tax withholding on vested share-based compensation	(23,531)	—	(455)	—	—	—	—	—	(455)
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(16,152)	—	(551)	—	(551)	(16,703)
Reclassification adjustment for amounts recognized in net income	—	—	—	(3,291)	—	(112)	—	(112)	(3,403)
Balance at September 30, 2019	112,641,568	$1,127	$2,060,670	$(6,701)	$(303,002)	$34,104	—	$34,104	$1,786,198

Balance at December 31, 2017	106,735,336	$1,068	$1,924,124	$10,677	$(320,964)	$17,781	$12,400	$30,181	$1,645,086
Net (loss) income	—	—	—	—	93,695	2,539	(325)	2,214	95,909
Proceeds from sale of common stock, net	5,719,959	57	134,811	—	—	—	—	—	134,868
Dividends, common shares / units ($0.825)	—	—	—	—	(91,347)	(779)	—	(779)	(92,126)
Share-based compensation	153,779	2	1,567	—	—	5,832	—	5,832	7,401
Shares redeemed to satisfy tax withholding on vested share-based compensation	(49,826)	(1)	(1,020)	—	—	—	—	—	(1,021)
Contributions from non-controlling interests	—	—	—	—	—	—	79	79	79
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	14,908	—	398	—	398	15,306
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,499)	—	(40)	—	(40)	(1,539)
Balance at September 30, 2018	112,559,248	$1,126	$2,059,482	$24,086	$(318,616)	$25,731	$12,154	$37,885	$1,803,963
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$41,157	$95,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116,609	114,158
Amortization of above and below market leases and other lease intangibles	2,300	2,723
Amortization of debt premiums, discounts, and financing costs	1,829	1,967
Loss on extinguishment of debt	214	465
Gain on sale of investment properties	—	(42,294)
Impairment and other losses	14,771	—
Share-based compensation expense	7,091	6,994
Changes in assets and liabilities:
Accounts and rents receivable	(8,652)	(5,992)
Other assets	(864)	2,546
Accounts payable and accrued expenses	22,548	17,199
Other liabilities	8,056	3,085
Net cash provided by operating activities	$205,059	$196,760
Cash flows from investing activities:
Purchase of investment properties	—	(127,986)
Capital expenditures and tenant improvements	(62,794)	(83,596)
Proceeds from sale of investment properties	—	196,920
Deposits for acquisition of hotel properties	—	(15,000)
Net cash used in investing activities	$(62,794)	$(29,662)
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	—	83,000
Payoffs of mortgage debt	(90,000)	(228,344)
Principal payments of mortgage debt	(2,603)	(2,930)
Proceeds from unsecured term loan	85,000	—
Payment of loan fees and deposits	(413)	(4,803)
Payments on senior unsecured revolving line of credit	—	(40,000)
Contributions from non-controlling interests	—	79
Proceeds from issuance of common stock, net of offering costs	—	135,028
Shares redeemed to satisfy tax withholding on vested share based compensation	(596)	(1,021)
Dividends	(94,294)	(90,485)
Net cash used in financing activities	$(102,906)	$(149,476)
Net increase in cash and cash equivalents and restricted cash	39,359	17,622
Cash and cash equivalents and restricted cash, at beginning of period	161,608	130,404
Cash and cash equivalents and restricted cash, at end of period	$200,967	$148,026

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2019 and 2018
(unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$116,483	$90,040
Restricted cash	84,484	57,986
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$200,967	$148,026

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$3,881	$5,713
Cash paid for interest	34,838	38,703

Supplemental schedule of non-cash investing activities:
Accrued capital expenditures	$1,440	$1,024
Adjustment to record right of use asset and lease liability, net	28,072	—
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2019

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of September 30, 2019, the Company collectively owned 96.7% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 3.3% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of September 30, 2019, the Company wholly-owned 40 lodging properties. As of September 30, 2018, the Company owned 40 lodging properties, 38 of which were wholly-owned.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K filed with the SEC on February 26, 2019. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassifications
Certain prior year amounts in these condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2019.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past, current and expected future economic conditions. Actual results could differ from these estimates.

Risks and Uncertainties
For the nine months ended September 30, 2019 and 2018, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida market that exceeded 10% of total revenues for each of the respective periods then ended. To the extent that there are adverse changes in this market, or the industry sectors that operate in this market, our business and operating results could be negatively impacted.
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
The use of projected future cash flows, both undiscounted and discounted, and estimated hold periods are based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. These assumptions and estimates about future cash flows along with the capitalization and discount rates used to determine fair values are complex and subjective. The determination of fair value and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.

Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02 ("Topic 842"), Leases, which replaced Topic 840, Leases, and requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements ("ASU 2016-02"). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"); ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"); and ASU 2018-11, Targeted Improvements ("ASU 2018-11"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the income statement.
The Company adopted Topic 842, and subsequent amendments, on January 1, 2019 by applying a modified retrospective transition approach on and as of the effective date. Consequently, comparative financial information will not be provided for dates and periods prior to January 1, 2019. The Company elected a policy to exclude leases with terms of less than 12 months. The Company also adopted the package of practical expedients and therefore (1) did not reassess whether expired or existing leases contained a lease under the new definition of a lease in Topic 842, (2) did not reassess the lease classifications of expired or existing leases and therefore continued to treat such leases based on its historical accounting treatment as either operating or finance and (3) did not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. In addition, the Company adopted the practical expedient in ASU 2018-01 and therefore did not evaluate land easements that existed prior to January 1, 2019 to determine if they contained a lease. Following the adoption of Topic 842, land easements will be evaluated at commencement to determine if it contains an embedded lease. The Company did not adopt the practical expedient to use hindsight in determining the lease term.
For leases greater than 12 months, the Company evaluates the lease at commencement to determine if the lease is an operating or finance lease. If a lease includes lease payments that are based on variable indices, such as the Customer Price Index, these increases are included in the lease liability. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Management uses a portfolio approach to develop a base incremental borrowing rate for our various lease types. This approach includes consideration of the Company's incremental borrowing rate at both the corporate and property level and analysis of current market conditions for obtaining new financings. Management then adjusts the base incremental borrowing rate to take into consideration an individual leases' credit risk, total lease payments, and remaining lease term.
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
Revenues are generated from various distribution channels including but not limited to direct bookings, global distribution systems and the Internet travel sites. Room transaction prices are based on an individual hotel's location, room type and the bundle of services included in the reservation and are set by the hotel daily. Any discounts, including advanced purchase, loyalty point redemptions or promotions are recognized at the discounted rate whereas rebates and incentives are recorded as a reduction in rooms revenue when earned. Revenues from online channels are generally recognized net of commission fees, unless the end price paid by the guest is known. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the guest. Cash received from a guest prior to check-in is recorded as an advanced deposit and is generally recognized as rooms revenue at the time the room reservation has become non-cancellable, upon occupancy or upon expiration of the re-booking date. Advance deposits are included in other liabilities on the condensed consolidated balance sheets. Payment of any remaining balance is typically due from the guest upon check-out. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues).

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
In September 2019, operating results were negatively impacted by Hurricane Dorian, which disrupted operations at several of the Company's properties. The Company's hotels in Savannah, Georgia and Charleston, South Carolina were impacted by mandatory evacuations in these areas. Additionally, the Company's properties in Key West and Orlando, Florida experienced cancellations as a result of the storm. The Company estimates the impact was approximately $1.0 million to total revenues for the three and nine months ended September 30, 2019. None of the impacted properties experienced property damage exceeding their deductibles. The Company does not expect to recover proceeds for business lost as a result of the storm.
Hurricane Irma made landfall in September 2017, the aftermath of which continued to impact demand in the Key West market into 2018 and 2019, including at the Hyatt Centric Key West Resort & Spa. During the nine months ended September 30, 2019 the Company recognized $0.8 million of business interruption insurance proceeds. Of the $0.8 million recognized in 2019, $0.7 million of the proceeds related to lost income in 2018, with the remaining $0.1 million attributable to lost income from the first quarter of 2019.
During the three and nine months ended September 30, 2018 the Company recognized $0.2 million and $2.9 million, respectively, of business interruption insurance proceeds. During the three months ended September 30, 2018, the $0.2 million of business interruption insurance proceeds was related to lost income at Marriott Woodlands Waterway Hotel & Convention Center attributed to Hurricane Harvey. Of the $2.9 million recognized for the nine months ended September 30, 2018, $1.4 million of the proceeds related to lost income in the third and fourth quarters of 2017, with the remaining $1.2 million attributable to lost income from the first quarter of 2018 at the Hyatt Centric Key West Resort & Spa.
These amounts are included in gain on business interruption insurance on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
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
3. Revenues
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2019	September 30, 2019
Orlando, FL	$22,159	$88,494
Houston, TX	21,521	75,178
Phoenix, AZ	15,274	73,062
San Diego, CA	22,675	63,215
Dallas, TX	15,274	57,063
San Francisco/San Mateo, CA	18,876	56,657
Atlanta, GA	15,431	46,398
San Jose-Santa Cruz, CA	13,384	44,351
Denver, CO	15,497	41,621
Washington, DC-MD-VA	11,603	37,299
Other	97,237	283,565
Total	$268,931	$866,903

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2018	September 30, 2018
Orlando, FL	$21,631	$87,924
Phoenix, AZ	14,693	70,889
Houston, TX	19,657	69,725
Washington, DC-MD-VA	17,443	55,856
San Francisco/San Mateo, CA	18,500	54,839
Dallas, TX	13,592	51,751
San Jose-Santa Cruz, CA	14,603	44,185
Boston, MA	12,914	34,563
California North	13,953	34,511
Atlanta, GA	10,629	32,191
Other	83,374	246,110
Total	$240,989	$782,544

4. Investment Properties
From time to time, we evaluate acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
We did not acquire any hotels during the three and nine months ended September 30, 2019.
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
The Company accounted for the two hotels acquired during the three and nine months ended September 30, 2018, as asset acquisitions and capitalized the related acquisition costs as part of the respective purchase price. The results of operations for The Ritz-Carlton, Denver and Fairmont Pittsburgh have been included in the Company’s condensed consolidated statements of operations and comprehensive income since their acquisition date.
The following represents the purchase price allocation of the two assets acquired during the three and nine months ended September 30, 2018:

September 30, 2018
Land	$18,479
Building and improvements	98,623
Furniture, fixtures, and equipment	12,468
Intangibles and other assets	572
Total purchase price	$130,142

Disposition
We did not sell any hotels during the three and nine months ended September 30, 2019.

The following represents the disposition details for the hotel sold during the nine months ended September 30, 2018 (in thousands):

Property	Date	Rooms	Gross Sale Price	Net Proceeds	Gain on Sale
Aston Waikiki Beach Hotel	03/2018	645	$200,000	$196,920	$42,430	(1)
Total for the nine months ended September 30, 2018			$200,000	$196,920	$42,430

(1)	In addition to the gain on sale recognized during the nine months ended September 30, 2018, the Company also recognized adjustments related to 2017 dispositions amounting to $0.1 million.
5. Debt
Debt as of September 30, 2019 and December 31, 2018 consisted of the following (dollar amounts in thousands):

						Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date		September 30, 2019	December 31, 2018
Mortgage Loans
Marriott Charleston Town Center	Fixed	3.85%		7/1/2020		$14,993	$15,392
Marriott Dallas Downtown	Fixed(2)	4.05%		1/3/2022		51,000	51,000
Hyatt Regency Santa Clara(3)	Fixed	—		1/3/2022		—	90,000
Kimpton Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023		58,250	59,000
Renaissance Atlanta Waverly Hotel & Convention Center(3)	Fixed(2)	3.93%		8/14/2024		100,000	100,000
Andaz Napa(4)	Variable	3.92%		9/13/2024		56,000	56,000
The Ritz-Carlton, Pentagon City	Fixed(5)	4.95%		1/31/2025		65,000	65,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025		61,095	61,806
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026		58,539	59,281
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027		115,000	115,000
Total Mortgage Loans		4.33%	(6)			$579,877	$672,479
Unsecured Term Loan $175M	Fixed(7)	2.74%		2/15/2021		175,000	175,000
Unsecured Term Loan $125M	Fixed(7)	3.28%		10/22/2022		125,000	125,000
Unsecured Term Loan $150M(8)	Variable	3.42%		8/21/2023		150,000	65,000
Unsecured Term Loan $125M(9)	Fixed(7)	3.27%		9/13/2024		125,000	125,000
Senior Unsecured Credit Facility	Variable	3.56%		2/28/2022	(10)	—	—
Loan discounts and unamortized deferred financing costs, net(11)	—	—		—		(6,377)	(7,391)
Total Debt, net of loan discounts and unamortized deferred financing costs		3.74%	(6)			$1,148,500	$1,155,088

(1)	Variable index is one-month LIBOR as of September 30, 2019.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for a portion of or the entire term of the loan.

(3)
During the nine months ended September 30, 2019, the Company elected its prepayment option per the terms of the respective mortgage loan agreement and repaid the outstanding balance of $90 million, plus accrued interest. The interest rate swap was transferred to the interest payments for $90 million of the $100 million variable rate mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center, which matures in 2024. See Note 6 for further details related to our derivative instruments.

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

(6)	Represents the weighted average interest rate as of September 30, 2019.

(7)	LIBOR has been fixed for certain interest periods throughout the term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(8)	In February 2019, the remaining $85 million of the unsecured term loan was funded.

(9)
In September 2019, the Company repriced its $125 million unsecured term loan maturing in September 2024 to reduce the borrowing cost. The term loan now bears an interest rate based on a pricing grid with a range of 135 to 200 basis points over LIBOR as determined by the Company's leverage ratio, a reduction of 35 to 55 basis points from the previous leverage-based grid. The Company previously fixed LIBOR on the loan through September 2022 at 1.92% which results in a current annual interest rate of 3.27%

(10)	The maturity of the senior unsecured credit facility can be extended through February 2023 at the Company's discretion and requires the payment of an extension fee.

(11)	Includes unamortized deferred financing costs and loan discounts recognized upon loan modifications, net of accumulated amortization.
In connection with repaying mortgage loans during the nine months ended September 30, 2019 and 2018, the Company wrote off the related unamortized deferred financing costs of $214 thousand and $465 thousand, respectively, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
Total debt outstanding as of September 30, 2019 and December 31, 2018 was $1,155 million and $1,162 million, respectively, and had a weighted average interest rate of 3.74% and 3.82% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2019	Weighted average interest rate
2019	$912	4.31%
2020	19,218	3.99%
2021	180,401	2.79%
2022	182,915	3.54%
2023	211,863	3.64%
Thereafter	559,568	4.15%
Total Debt	$1,154,877	3.74%
Loan discounts and unamortized deferred financing costs, net	(6,377)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,148,500	3.74%

Of the total outstanding debt at September 30, 2019, none of the mortgage loans were recourse to the Company. Some of the loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of September 30, 2019, the Company was in compliance with all such covenants.
Senior Unsecured Credit Facility
As of September 30, 2019, there was no outstanding balance on the senior unsecured facility. During the three and nine months ended September 30, 2019, the Company incurred unused commitment fees of approximately $0.4 million and $1.2 million and no interest expense. During the three and nine months ended September 30, 2018, the Company incurred unused commitment fees of approximately $0.4 million and $1.1 million, respectively, and interest expense of $0 and $34 thousand, respectively.

6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of September 30, 2019, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income on the condensed consolidated statement of operations and comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments with the right of offset that are in the liability position are included in other liabilities and derivatives instruments with the right of offset that are in the asset position are included in other assets on the condensed consolidated balance sheet. The following table summarizes the terms of the derivative financial instruments held by the Company as of September 30, 2019 and December 31, 2018, respectively (in thousands):

						September 30, 2019		December 31, 2018
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.45%	10/22/2015	2/15/2021	$50,000	$187	$50,000	$1,218
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.45%	10/22/2015	2/15/2021	65,000	251	65,000	1,597
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.45%	10/22/2015	2/15/2021	60,000	232	60,000	1,472
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	50,000	(636)	50,000	1,093
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	(319)	25,000	544
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	(323)	25,000	537
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.45%	1/15/2016	10/22/2022	25,000	(321)	25,000	537
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	58,250	(240)	59,000	1,956
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	—	—	41,000	30
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 1.90%	9/1/2016	3/21/2019	—	—	38,000	135
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	(416)	51,000	938
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(382)	45,000	806
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(367)	45,000	829
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.35%	10/13/2017	9/13/2022	40,000	(585)	40,000	725
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.35%	10/13/2017	9/13/2022	40,000	(587)	40,000	718
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.35%	10/13/2017	9/13/2022	25,000	(370)	25,000	447
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.35%	10/13/2017	9/13/2022	20,000	(293)	20,000	362
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(1,056)	24,000	(314)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	41,000	(1,924)	—	(673)
						$689,250	$(7,149)	$728,000	$12,957

The table below details the location in the condensed consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the three and nine months ended September 30, 2019 and 2018 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Income:
(Loss) gain recognized in other comprehensive income	Unrealized (loss) gain on interest rate derivative instruments	$(2,168)	$2,847	$(16,703)	$15,306
(Loss) gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(802)	$(879)	$(3,403)	$(1,539)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$12,293	$11,902	$37,260	$38,672

The Company expects approximately $1.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
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

For assets and liabilities measured at fair value on a recurring and nonrecurring basis, quantitative disclosure of their fair values are included in the condensed consolidated balance sheets as of as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurement Date
	September 30, 2019		December 31, 2018
Location on condensed consolidated balance sheets / Description of instrument	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 2)
Recurring measurements
Other assets
Interest rate swap assets(1)	—	—	$12,957
Liabilities
Interest rate swap liabilities(1)	$(7,149)	—	—
Nonrecurring measurements
Net investment properties
Marriott Chicago at Medical District/UIC	—	$10,000	—

(1)	Interest rate swap fair values are netted as applicable per the terms of the respective master netting agreements.
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
Non-Recurring Measurements
Investment Properties
During the second quarter of 2019, the Company identified indicators of impairment for Marriott Chicago at Medical District/UIC. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. In accordance with the Company's impairment policy, management estimated the future undiscounted cash flows over the estimated hold period, which included assumptions for projected revenues and operating expenses. Based on the results of the undiscounted cash flow analysis, management determined the hotel was impaired as the projected future cash flows were less than the carrying value of the hotel. Management determined the impairment as the difference between the carrying value and the estimated fair value. The fair value was estimated using Level 3 assumptions and consideration of various valuation techniques, including discounted cash flows over the estimated hold period and values from market participants.
Based on the fair value determined by management, the Company recorded an impairment charge of $14.8 million, which is included in impairment and other losses on the Company’s condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2019.

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Debt, net of discounts	$1,154,824	$1,177,021	$1,162,288	$1,171,552
Total	$1,154,824	$1,177,021	$1,162,288	$1,171,552

The Company estimated the fair value of its total debt, net of discounts, using a weighted average effective interest rate of 3.11% and 4.22% per annum as of September 30, 2019 and December 31, 2018, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated the TRS income tax expense for the three and nine months ended September 30, 2019 using an estimated federal and state statutory combined rate of 31.41% and recognized an income tax benefit of $2.4 million and income tax expense of $9.8 million, respectively.
The Company estimated the TRS income tax expense for the three and nine months ended September 30, 2018 using an estimated federal and state statutory combined rate of 31.24% and recognized an income tax benefit of $2.0 million and income tax expense $8.3 million, respectively.
9. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company received gross proceeds of $15.2 million and $137.4 million, and paid $0.2 million and $1.7 million, respectively, in transaction fees, from the issuance of 629,303 and 5,719,959 shares, respectively, of its common stock in accordance with the ATM Agreement. In addition, the Company amortized capitalized transaction costs of $0.7 million during the nine months ended September 30, 2018 that were previously included in other assets. As of September 30, 2019, the Company had $62.6 million available for sale under the ATM Agreement.
In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $100 million of the Company’s outstanding Common Stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding Common Stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. No shares were purchased as part of the Repurchase Program during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.
Distributions
The Company declared the following dividends during the three and nine months ended September 30, 2019:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2019	March 29, 2019	April 12, 2019
$0.275	June 30, 2019	June 28, 2019	July 12, 2019
$0.275	September 30, 2019	September 30, 2019	October 15, 2019

Non-Controlling Interest of Common Units in Operating Partnership
As of September 30, 2019, the Operating Partnership had 3,818,925 LTIP partnership units (“LTIP Units”) outstanding, representing a 3.3% partnership interest held by the limited partners. Of the 3,818,925 LTIP Units outstanding at September 30, 2019, 1,419,959 units had vested and had yet to be redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
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
The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$10,315	$9,244	$39,791	$93,695
Dividends paid on unvested share-based compensation	(141)	(151)	(424)	(455)
Undistributed earnings attributable to unvested share based compensation	—	—	—	(2)
Net income available to common stockholders	$10,174	$9,093	$39,367	$93,238

Denominator:
Weighted average shares outstanding - Basic	112,641,568	112,086,917	112,634,174	109,298,804
Effect of dilutive share-based compensation	291,384	274,135	284,616	251,762
Weighted average shares outstanding - Diluted	112,932,952	112,361,052	112,918,790	109,550,566

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.09	$0.08	$0.35	$0.85

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

The following is a summary of the unvested incentive awards under the Company's 2015 Incentive Award Plan as of September 30, 2019:

	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2018	245,693	1,614,081	1,859,774
Granted	135,790	898,939	1,034,729
Vested(2)	(81,106)	(114,054)	(195,160)
Expired	—	—	—
Forfeited	(7,097)	—	(7,097)
Unvested as of September 30, 2019	293,280	2,398,966	2,692,246
Weighted average fair value of unvested shares/units	$14.60	$8.67	$9.31

(1)	Includes time-based and performance-based units.

(2)
During the nine months ended September 30, 2019, 23,531 shares of common stock were withheld by the Company upon the settlement of the applicable award in order to satisfy minimum federal and state tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan.

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
For the three and nine months ended September 30, 2019 the Company recognized approximately $2.3 million and $6.5 million, respectively, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the nine months ended September 30, 2019 we recognized $595 thousand of share-based compensation expense, related to LTIP units that were provided to the Company's Board of Directors and for the three and nine months ended September 30, 2019 we capitalized approximately $140 thousand and $404 thousand, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. As of September 30, 2019, there was $12.8 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.8 additional years.
For the three and nine months ended September 30, 2018, the Company recognized approximately $2.2 million and $6.4 million, respectively, of share-based compensation expense (net of forfeitures) related to Share Units, Restricted Stock Units, and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the nine months ended September 30, 2018 we recognized $595 thousand of share-based compensation expense, related to LTIP units that were provided to the Company's Board of Directors and for the three and nine months ended September 30, 2018 we capitalized approximately $139 thousand and $408 thousand, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company.
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
On the adoption date of Topic 842, a total of $20.3 million of net intangibles for existing above and below market ground leases was derecognized and subsequently recorded as an adjustment to the beginning ROU asset. In addition, the balance of straight-line rent accruals were reclassified to the beginning ROU asset. The ROU asset is included in other assets and the lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2019.
The following is a summary of the Company's leases as of and for the nine months ended September 30, 2019 (dollar amounts in thousands):

September 30, 2019
Weighted average remaining lease term, including reasonably certain extension options(1)	30 years
Weighted average discount rate	5.71%

ROU asset(2)	$46,503
Lease liability(3)	$27,472

Operating lease rent expense	$1,927
Variable lease costs	1,741
Total rent and variable lease costs	$3,668

(1)	The weighted average remaining lease term including all available extension options is approximately 62 years.

(2)	The ROU asset is included in other assets on the accompanying condensed consolidated balance sheet as of September 30, 2019.

(3)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2019.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of September 30, 2019 (in thousands):

Year Ending December 31, 2019
2019 (excluding the nine months ended September 30, 2019)	$600
2020	2,403
2021	2,417
2022	2,431
2023	2,445
Thereafter	52,323
Total undiscounted lease payments	$62,619
Less imputed interest	(35,147)
Lease liability(1)	$27,472

(1)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2019.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2019 and December 31, 2018, the Company had a balance of $72.2 million and $60.6 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, anticipated timing to close a pending transaction, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, as may be updated elsewhere in this report; and other Quarterly Reports on Form 10-Q that we have filed or will file with the SEC; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy and/or technology industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems or our third-party management companies' or franchisors' computer systems; our reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions of additional hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (a “REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; the impact of recent changes in U.S. tax laws and uncertainty as to how some of those laws may be applied; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in Top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of September 30, 2019, we owned 40 hotels, comprising 11,167 rooms, across 17 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, and Hilton, as well as leading independent management companies.
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
Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, management and franchise fees, and other direct and indirect operating expenses. Rooms expense includes housekeeping wages and associated payroll taxes, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs. We enter into management agreements with independent, third-party management companies to operate our hotels. Under these agreements the management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel.
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

Results of Operations
Overview
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which grew at an annual rate of approximately 1.9% as of the end of the third quarter of 2019, according to the U.S. Department of Commerce, which has slowed in comparison to growth of approximately 3.5% during the third quarter 2018. The growth in GDP the first nine months of 2019 was primarily driven by consumer spending on goods and services, federal government spending, residential fixed investment, state and local government spending, and exports, which was partially offset by a reduction in private inventory investment, nonresidential fixed investment and imports. However, GDP growth in 2019 has been tempered by trade tensions and weaker global growth compared to 2018. The unemployment rate has remained below 5% during the nine months ended September 30, 2019. In addition to these macroeconomic factors, demand growth in the U.S. lodging industry slowed to 1.8% during the third quarter of 2019, which was outpaced by supply growth of 2.0%. These factors combined led to tepid growth in industry RevPAR of 0.7% and 1.0% for the three and nine months ended September 30, 2019, respectively, compared to 2018. Industry RevPAR growth for the three months ended September 30, 2019 was primarily driven by ADR growth of 0.8%, offset by a decline in occupancy of 10 basis points, and RevPAR growth for the nine months ended September 30, 2019 was driven by a 1.0% increase in ADR, per industry reports.
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 5.4% to $164.25 for the three months ended September 30, 2019 compared to $155.88 for the three months ended September 30, 2018 and increased 4.7% to $171.85 for the nine months ended September 30, 2019 compared to $164.13 for the nine months ended September 30, 2018. The increase in our total portfolio RevPAR for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was driven by modest RevPAR increases in the overall U.S. lodging industry, and in our portfolio, but was also attributed to increased revenues following the completion of portfolio renovations in 2018 and changes in our portfolio composition attributed to transactions. Since the first quarter of 2018, we have acquired four luxury hotels and completed the disposition of three upscale hotels. In addition to increasing our total portfolio RevPAR for the three and nine months ended September 30, 2019, these transactions resulted in a change in the seasonality of our portfolio's earnings, as the hotels acquired generally have their highest demand during the second and first quarters, respectfully.
During the three months ended September 30, 2019, strong rooms demand in July and August drove the RevPAR increase for the quarter, which was primarily attributed to strong transient room demand throughout our portfolio. This helped offset weaker group contributions, particularly in food and beverage revenues, which was a difficult comparison to a strong third quarter in 2018. In early September 2019, Hurricane Dorian disrupted operations at several of the Company's properties. The Company's hotels in Savannah, Georgia and Charleston, South Carolina were impacted by mandatory evacuations in these areas. Additionally, the Company's properties in Key West and Orlando, Florida experienced cancellations as a result of the storm. The Company estimates the impact was approximately $1 million to total revenues for the three and nine months ended September 30, 2019.
Net income increased 14.3% for the third quarter of 2019 compared to 2018, which was primarily contributed by our 36-comparable hotels (defined as hotels that the Company owned for the entirety of the three and nine month periods ended September 30, 2019 and 2018 (the "36-comparable")), which was driven by a 2.9% increase in comparable hotel RevPAR, operating income of $2.5 million contributed by the four acquisitions in 2018 and a $0.5 million increase in income tax benefit compared to 2018. These increases were primarily offset by a reduction in operating income of $2.5 million from the two dispositions that closed in the fourth quarter of 2018, and a $0.4 million increase in interest expense due to the timing of debt transactions partially offset by a decrease in the weighted average interest rate of total debt outstanding as of September 30, 2019 compared to 2018.
Net income decreased 57.1% for the nine months ended September 30, 2019 compared to 2018, which was primarily attributed to the gain on sale from the disposition of Aston Waikiki Beach Hotel in March 2018, which totaled $42.4 million, a reduction in operating income of $10.6 million attributed to the three dispositions during 2018, an impairment charge of $14.8 million for Marriott Chicago at Medical District/UIC in 2019, a $2.1 million reduction in the gain on business interruption insurance for proceeds received in 2019 compared to 2018, and a $1.5 million increase in income taxes due to higher taxable income and the effective tax rate in 2019 than 2018. These decreases were offset by a $10.4 million increase contributed by our 36-comparable hotels, driven by a 2.9% increase in RevPAR, operating income of $5.1 million contributed by the four acquisitions in 2018, and a $1.4 million decrease in interest expense.
Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2019 increased 3.4% and 2.7%, respectively, compared to 2018 and Adjusted FFO attributable to common stock and unit holders increased 3.8% and 3.0%, respectively, for the three and nine months ended September 30, 2019 compared to 2018. These increases during the three and nine months ended September 30, 2019 were primarily attributable to the net contribution from transactions and growth in operating income from our 36-comparable hotels. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three and nine months ended September 30, 2019 and 2018:

				Nine Months Ended September 30,
				2019	2018	Change
Number of properties at January 1				40	39	1
Properties acquired				—	2	(2)
Properties disposed				—	(1)	1
Number of properties at September 30				40	40	—
Number of rooms at January 1				11,165	11,533	(368)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)				2	387	(385)
Rooms in properties disposed or combined during property improvements(2)				—	(681)	681
Number of rooms at September 30				11,167	11,239	(72)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Total Portfolio Statistics:
Occupancy (3)	76.8%	75.8%	100 bps	77.3%	76.9%	36 bps
ADR (3)	$213.94	$205.65	4.0%	$222.45	$213.53	4.2%
RevPAR (3)	$164.25	$155.88	5.4%	$171.85	$164.13	4.7%

(1)	During the nine months ended September 30, 2019, we added two newly created rooms at Marriott Woodlands Waterway Hotel & Convention Center.

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

Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase	% Change	2019	2018	Increase	% Change
Revenues:
Rooms revenues	$168,744	$156,973	$11,771	7.5%	$523,912	$495,378	$28,534	5.8%
Food and beverage revenues	79,825	69,179	10,646	15.4%	282,685	242,014	40,671	16.8%
Other revenues	20,362	14,837	5,525	37.2%	60,306	45,152	15,154	33.6%
Total revenues	$268,931	$240,989	$27,942	11.6%	$866,903	$782,544	$84,359	10.8%
Rooms revenues
In the second half of 2018, we acquired four luxury full service hotels. Also in 2018, we sold three select service upscale hotels. These transactions, and the timing of such transactions, led to a change in our portfolio composition and the seasonality of our earnings as the hotels acquired generally have their highest demand during the second quarter of the year followed by the first, third and fourth quarters, respectfully.

Rooms revenues increased by $11.8 million, or 7.5%, to $168.7 million for the three months ended September 30, 2019 from $157.0 million for the three months ended September 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•
$16.2 million increase contributed by the four hotels acquired during 2018, which included The Ritz-Carlton, Denver in August 2018, Fairmont Pittsburgh in September 2018, Park Hyatt Aviara Resort, Golf Club & Spa in November 2018, and Waldorf Astoria Atlanta Buckhead in December 2018 (collectively, the "four 2018 acquisitions"); and

•
$8.7 million decrease attributed to the disposition of two hotels during 2018, which included Hilton Garden Inn Washington D.C. Downtown in November 2018 and Residence Inn Denver City Center in December 2018 (collectively, the "two hotels sold during the fourth quarter of 2018").

Excluding the amounts above, rooms revenues increased $4.3 million or 2.9%, for the remainder of our 36-comparable hotels, which was attributed to a 2.9% increase in RevPAR in 2019 compared to 2018, driven by a 0.9% increase in ADR and an increase in occupancy of 149 basis points.
Rooms revenues increased by $28.5 million, or 5.8%, to $523.9 million for the nine months ended September 30, 2019 from $495.4 million for the nine months ended September 30, 2018. The following amounts are the primary drivers of the changes year-over-year:

•	$47.6 million increase contributed by the four 2018 acquisitions; and

•
$32.3 million decrease attributed to the disposition of three hotels during 2018, which included the Aston Waikiki Beach Hotel in March 2018, Hilton Garden Inn Washington D.C. Downtown in November 2018, and Residence Inn Denver City Center in December 2018 (collectively, the "three hotels sold during 2018").

Excluding the amounts above, rooms revenues increased $13.2 million, or 2.9%, for the remainder of our 36-comparable hotels, which was attributed to a 2.9% increase in RevPAR in 2019 compared to 2018, driven by a 1.2% increase in ADR and an increase in occupancy of 125 basis points.
Food and beverage revenues
The increase in food and beverage revenues for the three and nine months ended September 30, 2019 compared to 2018 is largely driven by the timing of transaction activity during the last year and changes in portfolio composition. The four 2018 acquisitions are full service hotels that offer various restaurant venues and other food and beverage outlets, in addition to significantly larger meeting facilities and event space, all of which contribute higher food and beverage revenue compared to the three hotels sold during 2018, all of which were select service upscale hotels.
Food and beverage revenues increased by $10.6 million, or 15.4%, to $79.8 million for the three months ended September 30, 2019 from $69.2 million for the three months ended September 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$12.6 million increase contributed by the four 2018 acquisitions; and

•	$0.4 million decrease attributed to the two hotels sold during the fourth quarter of 2018.
Excluding the amounts above, food and beverage revenues decreased $1.6 million, or 2.3%, for the remainder of our 36-comparable hotels attributed to a difficult comparison to a strong third quarter in 2018.
Food and beverage revenues increased by $40.7 million, or 16.8%, to $282.7 million for the nine months ended September 30, 2019 from $242.0 million for the nine months ended September 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$39.6 million increase contributed by the four 2018 acquisitions; and

•	$1.1 million decrease attributed to the three hotels sold during 2018.
Excluding the amounts above, food and beverage revenues increased $2.2 million, or 0.9%, for the remainder of our 36-comparable hotels.
Other revenues
The increase in other revenues was also largely driven by the timing of transactions during 2018. The four 2018 acquisitions have more amenities, including spas, and in certain cases, resort and amenity fees compared to the three properties sold in 2018.
Other revenues increased by $5.5 million, or 37.2%, to $20.4 million for the three months ended September 30, 2019 from $14.8 million for the three months ended September 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$5.4 million increase contributed by the four 2018 acquisitions; and

•	$0.7 million decrease attributed to the two hotels sold during the fourth quarter of 2018.
Excluding the amounts above, other revenues increased $0.8 million, or 5.9%, for the remainder of our 36-comparable hotels, which was primarily due to increased resort and amenity fees.
Other revenues increased by $15.2 million, or 33.6%, to $60.3 million for the nine months ended September 30, 2019 from $45.2 million for the nine months ended September 30, 2018. The following amounts are the primary drivers of the changes quarter-over-quarter:

•	$15.8 million increase contributed by the four 2018 acquisitions; and

•	$3.3 million decrease attributed to the three hotels sold during 2018.
Excluding the amounts above, other revenues increased $2.7 million, or 6.5%, for the remainder of our 36-comparable hotels, which was primarily due to increased resort and amenity fees.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase	% Change	2019	2018	Increase	% Change
Hotel operating expenses:
Rooms expenses	$40,782	$38,007	$2,775	7.3%	$123,102	$115,183	$7,919	6.9%
Food and beverage expenses	57,356	49,130	8,226	16.7%	184,151	155,633	28,518	18.3%
Other direct expenses	7,576	4,609	2,967	64.4%	22,594	13,798	8,796	63.7%
Other indirect expenses	70,874	60,796	10,078	16.6%	215,103	187,189	27,914	14.9%
Management and franchise fees	10,592	10,459	133	1.3%	35,103	34,466	637	1.8%
Total hotel operating expenses	$187,180	$163,001	$24,179	14.8%	$580,053	$506,269	$73,784	14.6%
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
Total hotel operating expenses increased $24.2 million, or 14.8%, to $187.2 million for the three months ended September 30, 2019 from $163.0 million for the three months ended September 30, 2018. The following amounts are the primary drivers of changes year-over-year:

•	$26.4 million increase contributed by the four 2018 acquisitions; and

•	$4.8 million decrease attributed to the two hotels sold during the fourth quarter of 2018.
Excluding the amounts above, hotel operating expenses increased $2.6 million, or 1.7%, for the remainder of our 36-comparable hotels, which was attributed to the increase in total revenues in 2019 compared to 2018.

Total hotel operating expenses increased $73.8 million, or 14.6%, to $580.1 million for the nine months ended September 30, 2019 from $506.3 million for the nine months ended September 30, 2018. The following amounts are the primary drivers of changes year-over-year:

•	$82.1 million increase contributed by the four 2018 acquisitions; and

•	$17.8 million decrease attributed to the three hotels sold during 2018.
Excluding the amounts above, hotel operating expenses increased $9.5 million, or 2.0%, for the remainder of our 36-comparable hotels, which was attributed to the increase in total revenues in 2019 compared to 2018.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase / (Decrease)	% Change	2019	2018	Increase / (Decrease)	% Change
Depreciation and amortization	$39,072	$39,282	$(210)	(0.5)%	$118,760	$116,684	$2,076	1.8%
Real estate taxes, personal property taxes and insurance	13,331	11,652	1,679	14.4%	38,968	35,331	3,637	10.3%
Ground lease expense	1,071	1,120	(49)	(4.4)%	3,319	3,826	(507)	(13.3)%
General and administrative expenses	7,351	6,919	432	6.2%	22,973	22,852	121	0.5%
Gain on business interruption insurance	—	(234)	234	(100.0)%	(823)	(2,883)	2,060	(71.5)%
Acquisition, terminated transaction and pre-opening expenses	662	8	654	8,175.0%	947	230	717	311.7%
Impairment and other losses	—	—	—	—	14,771	—	14,771	—
Total corporate and other expenses	$61,487	$58,747	$2,740	4.7%	$198,915	$176,040	$22,875	13.0%
Depreciation and amortization
Depreciation and amortization expense decreased $0.2 million, or 0.5%, to $39.1 million for the three months ended September 30, 2019 from $39.3 million for the three months ended September 30, 2018 and increased $2.1 million, or 1.8%, to $118.8 million for the nine months ended September 30, 2019 from $116.7 million for the nine months ended September 30, 2018. These changes were the result of the four 2018 acquisitions and over $108 million and $63 million of capital expenditures during 2018 and the nine months ended September 30, 2019, respectively. These increases were partially offset by a reduction in depreciation expense attributed to the three hotels in 2018 and due to fully depreciated assets during the comparable periods.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $1.7 million, or 14.4%, to $13.3 million for the three months ended September 30, 2019 from $11.7 million for the three months ended September 30, 2018 and increased $3.6 million, or 10.3%, to $39.0 million for the nine months ended September 30, 2019 from $35.3 million for the nine months ended September 30, 2018. These increases were primarily attributed to a net increase from the four 2018 acquisitions, and annual increases in real estate taxes and insurance for the remainder of our 36-comparable hotels. These increases were offset by a reduction in expenses attributed to the three hotels sold in 2018 and real estate tax refunds received in 2018.

Ground lease expense
Ground lease expense decreased to $1.1 million, or by 4.4%, for the three months ended September 30, 2019 from $1.1 million for the three months ended September 30, 2018 and decreased $0.5 million, or 13.3%, to $3.3 million for the nine months ended September 30, 2019 from $3.8 million for the nine months ended September 30, 2018, which was attributable to the disposition of Aston Waikiki Beach Hotel in March 2018.
General and administrative expenses
General and administrative expenses increased $0.4 million, or 6.2%, to $7.4 million for the three months ended September 30, 2019 from $6.9 million for the three months ended September 30, 2018 due to an increase in share-based compensation expense and other employee related costs compared to 2018 and increased $0.1 million, or 0.5%, to $23.0 million for the nine months ended September 30, 2019 from $22.9 million for the nine months ended September 30, 2018.
Gain on business interruption insurance
During the nine months ended September 30, 2019, we recognized $0.8 million of business interruption insurances proceeds for Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma, of which $0.7 million of the proceeds related to lost income in the 2018, with the remaining $0.1 million attributable to lost income from the first quarter of 2019.
During the three months ended September 30, 2018, we recognized $0.2 million of business interruption insurances proceeds related to business lost at Marriott Woodlands Waterway Hotel & Convention Center from Hurricane Harvey, which impacted the hotel in the fourth quarter of 2017. During the nine months ended September 30, 2018, we recognized an additional $2.6 million of business interruption insurances proceeds related to Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma, of which $1.4 million of the proceeds related to lost income in the third and fourth quarters of 2017, with the remaining $1.2 million attributable to lost income from the first quarter of 2018.
Acquisition, terminated transaction and pre-opening expenses
Acquisition, terminated transaction and pre-opening expenses increased to $0.7 million for the three months ended September 30, 2019 and increased to $0.9 million for the nine months ended September 30, 2019 from $8 thousand and $0.2 million for the three and nine months ended September 30, 2018, respectively. Acquisition costs were related to non-recurring charges associated with a prior year acquisition and terminated transactions costs during the period. In December 2018, the Company acquired the Mandarin Oriental, Atlanta, which was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon closing of the acquisition. These costs were incurred as part of the rebranding and management transition efforts, which were not eligible to be capitalized.
Impairment and other losses
The Company recorded an impairment charge of $14.8 million for nine months ended September 30, 2019, which was attributed to Marriott Chicago at Medical District/UIC.  The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. The fair value was estimated after consideration of various valuation techniques, including discounted cash flows over the estimated hold period and values from market participants. Based on the fair value estimated by management, the Company recorded an impairment charge, which represented the carrying value in excess of estimated fair value. Refer to Notes 2 and 7 in the condensed consolidated financial statements included herein for further discussion.

Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase	% Change	2019	2018	Increase / (Decrease)	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$—	$—	$—	—	$—	$42,294	$(42,294)	(100.0)%
Other income	257	10	247	2,470%	540	842	(302)	(35.9)%
Interest expense	(12,293)	(11,902)	391	3.3%	(37,260)	(38,672)	(1,412)	(3.7)%
Loss on extinguishment of debt	—	—	—	—	(214)	(465)	(251)	(54.0)%
Income tax benefit (expense)	2,442	1,985	457	23.0%	(9,844)	(8,325)	1,519	18.2%
Gain on sale of investment properties
No hotels were sold during the three and nine months ended September 30, 2019. The gain on sale of investment properties for the nine months ended September 30, 2018 was attributed to the sale of the Aston Waikiki Beach Hotel in March 2018.
Interest expense
Interest expense increased to $12.3 million and decreased to $37.3 million for the three and nine months ended September 30, 2019 from $11.9 million and $38.7 million for the three and nine months ended September 30, 2018, respectively. This was primarily due to the timing of debt transactions and a decrease in the weighted average interest rate of total debt outstanding as of September 30, 2019 compared to 2018.
Loss on extinguishment of debt
The loss on extinguishment of debt for the nine months ended September 30, 2019 and 2018 was attributable to the write off of unamortized loan costs for the prepayment of one and five mortgage loans, respectively.
Income tax benefit (expense)
Income tax benefit increased $0.5 million, or 23.0%, to $2.4 million for the three months ended September 30, 2019 from $2.0 million for the three months ended September 30, 2018 and income tax expense increased $1.5 million, or 18.2%, to $9.8 million for the nine months ended September 30, 2019 from $8.3 million for the nine months ended September 30, 2018. The increase from prior year was primarily attributable to higher taxable income from the timing of the four 2018 acquisitions and the seasonality of earnings from such hotels, which is generally highest during the second and first quarters, respectfully, as well as an increase in the effective tax rate in 2019 compared to 2018. These increases were offset by a decrease in taxable income from the three dispositions during 2018. Because of the pattern of taxable income recognition through the year, income taxes generally increase through the middle of the third quarter and then are expected to decline during the fourth quarter of the year.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flow from operations, borrowings under our senior unsecured revolving credit facility, use of our unencumbered asset base, the ability to refinance or extend our maturing debt as it becomes due, and equity proceeds from the sale of our common stock. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
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
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company received gross proceeds of $15.2 million and $137.4 million, respectively, and paid $0.2 million and $1.7 million in transaction fees, respectively, from the issuance of 629,303 and 5,719,959 shares of its common stock, respectively, in accordance with the ATM Agreement. In addition, the Company amortized capitalized transaction costs of $0.7 million during the nine months ended September 30, 2018 that were previously included in other assets. As of September 30, 2019, the Company had $62.6 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program for the three and nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.
As of September 30, 2019, we had $116.5 million of consolidated cash and cash equivalents and $84.5 million of restricted cash and escrows. The restricted cash as of September 30, 2019 primarily consisted of $72.2 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $5.4 million primarily for real estate taxes and insurance escrows, $2.0 million for disposition escrows held back at closing, and $4.9 million in deposits made for capital projects.
Mortgages and Unsecured Term Loans
As of September 30, 2019, our outstanding total debt was $1.2 billion and had a weighted average interest rate of 3.74%. Some of our loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of September 30, 2019, the Company was in compliance with all such covenants.
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
In September 2019, the Company repriced its $125 million unsecured term loan maturing in September 2024 to reduce the borrowing cost. The term loan now bears an interest rate based on a pricing grid with a range of 135 to 200 basis points over LIBOR as determined by the Company's leverage ratio, a reduction of 35 to 55 basis points from the previous leverage-based grid. The Company previously fixed LIBOR on the loan through September 2022 at 1.92% resulting in a current annual interest rate of 3.27%
Derivatives
As of September 30, 2019, we had various interest rate swaps with an aggregate notional amount of $689.3 million. These swaps fix a portion of the variable interest rate for four of our hotel mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of three of our unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.

In July 2017, the Financial Conduct Authority ("FCA") that regulates the London Inter-bank Offered Rate ("LIBOR") announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to US Dollar-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
As of September 30, 2019, the Company's has various interest rate swaps with a notional amount of $514.3 million that have maturity dates ranging from 2022 to 2023 that are indexed to LIBOR. The Company is currently monitoring and evaluating the related risks, which include interest expense and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Credit facility
As of September 30, 2019, we had no outstanding balance under the senior unsecured revolving credit facility.
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
Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$205,059	$196,760
Net cash used in investing activities	(62,794)	(29,662)
Net cash used in financing activities	(102,906)	(149,476)
Increase in cash and cash equivalents and restricted cash	$39,359	$17,622
Cash and cash equivalents and restricted cash, at beginning of period	161,608	130,404
Cash and cash equivalents and restricted cash, at end of period	$200,967	$148,026

Operating

•
Cash provided by operating activities was $205.1 million and $196.8 million for the nine months ended September 30, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase in cash provided by operating activities during the nine months ended September 30, 2019 was primarily due to an increase in operating income from our 36-comparable hotels, offset by changes in our portfolio composition reflecting completed acquisitions and dispositions and the timing of such transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the nine months ended September 30, 2019 and 2018.

Investing

•
Cash used in investing activities was $62.8 million and $29.7 million for the nine months ended September 30, 2019, and 2018, respectively. Cash used in investing activities for the nine months ended September 30, 2019 was attributed to $62.8 million in capital improvements at our hotel properties. Cash used in investing activities for the nine months ended September 30, 2018 was primarily due to (i) $128.0 million for the acquisition of The Ritz-Carlton, Denver and Fairmont Pittsburgh, (ii) $83.6 million in capital improvements at our hotel properties and (iii) an acquisition deposit of $15.0 million, which was offset by (iv) the disposition of Aston Waikiki Beach Hotel for net proceeds of $196.9 million.

Financing

•
Cash used in financing activities was $102.9 million and $149.5 million for the nine months ended September 30, 2019, and 2018, respectively. Cash used in financing activities for the nine months ended September 30, 2019 was primarily attributed to (i) the payment of $94.3 million in dividends, (ii) the repayment of mortgage debt totaling $90.0 million, which was offset by proceeds of $85.0 million from the drawdown of the remaining balance of the unsecured term loan entered into in during 2018, and (iii) principal payments of $2.6 million. Cash used in financing activities for the nine months ended September 30, 2018 was primarily attributed to (i) the payment of $90.5 million in dividends, (ii) the repayment of mortgage debt totaling $228.3 million, (iii) the repayment of the outstanding balance on the line of credit totaling $40.0 million and (iv) payment of $4.8 million in loan costs attributed to current year financing transactions. These decreases were offset by proceeds of (i) $135.0 million, net of transaction costs, from the sale of our common stock through the ATM program and (ii) $83 million from the funding of mortgage debt.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 1% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of September 30, 2019 and December 31, 2018, we had a total of $72.2 million and $60.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the three and nine months ended September 30, 2019 and 2018, we made total capital expenditures of $26 million and $63 million and $27.7 million and $83.6 million, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2019, we have no off-balance sheet arrangements.

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
We further adjust EBITDAre to exclude the impact of non-controlling interests in consolidated entities other than our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We believe it is meaningful for the investor to understand Adjusted EBITDAre attributable to common stock and unit holders. We also adjust EBITDAre for certain additional items such as hotel property acquisition and terminated transaction costs, amortization of share-based compensation, the cumulative effect of changes in accounting principles, and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe Adjusted EBITDAre attributable to common stock and unit holders provides investors with another financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by Nareit, as amended in the December 2018 restatement white paper, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for partnerships and joint ventures, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the Nareit definition of FFO or do not calculate FFO per diluted share in accordance with Nareit guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to common stock and unit holders.
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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$10,670	$9,334	$41,157	$95,909
Adjustments:
Interest expense	12,293	11,902	37,260	38,672
Income tax (benefit) expense	(2,442)	(1,985)	9,844	8,325
Depreciation and amortization	39,072	39,282	118,760	116,684
EBITDA	$59,593	$58,533	$207,021	$259,590
Impairment and other losses	—	—	14,771	—
Gain on sale of investment properties	—	—	—	(42,294)
EBITDAre	$59,593	$58,533	$221,792	$217,296

Reconciliation to Adjusted EBITDAre
Non-controlling interests in consolidated real estate entities	—	167	—	325
Adjustments related to non-controlling interests in consolidated real estate entities	—	(358)	—	(1,052)
Depreciation and amortization related to corporate assets	(99)	(100)	(303)	(303)
Loss on extinguishment of debt	—	—	214	465
Acquisition, terminated transaction and pre-opening expenses(1)	662	8	947	230
Amortization of share-based compensation expense	2,295	2,167	7,091	6,994
Amortization of above and below market ground leases and straight-line rent expense	128	130	382	367
Other non-recurring expenses	—	—	—	(195)
Adjusted EBITDAre attributable to common stock and unit holders	$62,579	$60,547	$230,123	$224,127

(1)
Includes acquisition and terminated transaction costs, pre-opening and hotel rebranding expenses. Hotel rebranding expenses include costs incurred for the rebranding of Mandarin Oriental, Atlanta to the Waldorf Astoria Atlanta Buckhead and the transition of management of the property, which the Company acquired in December 2018.

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$10,670	$9,334	$41,157	$95,909
Adjustments:
Depreciation and amortization related to investment properties	38,973	39,182	118,457	116,381
Impairment of investment properties	—	—	14,771	—
Gain on sale of investment properties	—	—	—	(42,294)
Non-controlling interests in consolidated real estate entities	—	167	—	325
Adjustments related to non-controlling interests in consolidated real estate entities	—	(227)	—	(679)
FFO attributable to common stock and unit holders	$49,643	$48,456	$174,385	$169,642

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	—	—	214	465
Acquisition, terminated transaction and pre-opening expenses(1)	662	8	947	230
Loan related costs, net of adjustment related to non-controlling interests(2)	602	595	1,829	1,956
Amortization of share-based compensation expense	2,295	2,167	7,091	6,994
Amortization of above and below market ground leases and straight-line rent expense	128	130	382	367
Other non-recurring expenses	—	—	—	(195)
Adjusted FFO attributable to common stock and unit holders	$53,330	$51,356	$184,848	$179,459

(1)
Includes acquisition and terminated transaction costs, pre-opening and hotel rebranding expenses. Hotel rebranding expenses include costs incurred for the rebranding of Mandarin Oriental, Atlanta to the Waldorf Astoria Atlanta Buckhead and the transition of management of the property, which the Company acquired in December 2018.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of September 30, 2019 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $2.2 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2018 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $1.8 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2019, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgage and term loans)(2)	$912	$19,218	$180,131	$181,835	$60,783	$495,998	$938,877	$959,656
Variable rate debt (mortgage and term loans)	—	—	270	1,080	151,080	63,570	216,000	217,365
Total	$912	$19,218	$180,401	$182,915	$211,863	$559,568	$1,154,877	$1,177,021
Weighted average interest rate on debt:
Fixed rate debt (mortgage and term loans)(2)	4.31%	3.99%	2.79%	3.53%	4.16%	4.17%	3.78%	3.15%
Variable rate debt (mortgage and term loans)	—	—	3.92%	3.92%	3.42%	3.95%	3.58%	2.95%

(1)	Excluding mortgage loan discounts. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 to our condensed consolidated financial statements included herein.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of September 30, 2019.

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

10.1*	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of XHR LP dated October 30, 2019

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

October 31, 2019

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)