Form 10-K
period 2019-12-31
Xenia Hotels & Resorts, Inc.
filed 2020-02-25
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended _____ to _____

Commission file number 001-36594
___________________________________
Xenia Hotels & Resorts, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Maryland					20-0141677
(State of Incorporation)					(I.R.S. Employer Identification No.)

200 S. Orange Avenue
Suite 2700	,	Orlando	,	Florida	32801
(Address of Principal Executive Offices)					(Zip Code)
Registrant’s telephone number, including area code: (407) 246-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	XHR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the 112,388,703 shares of common stock held by non-affiliates of the registrant was approximately $2.3 billion based on the closing price of the New York Stock Exchange for such common stock as of June 28, 2019.
As of February 21, 2020, there were 112,723,273 shares of the registrant's common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be held on May 19, 2020, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2019 FORM 10-K ANNUAL REPORT

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

•
adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations;

•	macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities;

•	contraction in the U.S. or global economy or low levels of economic growth;

•	levels of spending in business and leisure segments as well as consumer confidence;

•	declines in occupancy ("OCC") and average daily rate ("ADR");

•	fluctuations in the supply, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms;

•
changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors, and online travel agencies, and changes in the markets where we own hotels;

•	events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters;

•
cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, or our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems;

•	our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels;

•	our ability to maintain good relationships with our third-party hotel management companies and franchisors;

•	our failure to maintain brand operating standards;

•	our ability to maintain our brand licenses at our hotels;

•	relationships with labor unions and changes in labor laws;

•	loss of our senior management team or key personnel;

- ii -

•	our ability to identify and consummate additional acquisitions and dispositions of hotels;

•	our ability to integrate and successfully operate hotel properties that we acquire and the risks associated with these hotel properties;

•	the impact of hotel renovations, repositionings, redevelopments and re-branding activities;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	the fixed cost nature of hotel ownership;

•	our ability to service, restructure or refinance our debt;

•	changes in interest rates and operating costs, including labor and service related costs;

•	compliance with regulatory regimes and local laws;

•	uninsured or underinsured losses, including those relating to natural disasters, terrorism or cyber-attacks;

•	changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners;

•	the amount of debt that we currently have or may incur in the future;

•	provisions in our debt agreements that may restrict the operation of our business;

•	our organizational and governance structure;

•	our status as a real estate investment trust ("REIT");

•	our taxable REIT subsidiary ("TRS") lessee structure;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	adverse litigation judgments or settlements;

•	changes in real estate and zoning laws and increases in real property tax valuations or rates;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs;

•	changes in governmental regulations or interpretations thereof; and

•	estimates relating to our ability to make distributions to our stockholders in the future.
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
TRADEMARKS, SERVICE MARKS AND TRADENAMES

Xenia Hotels & Resorts® and related trademarks, trade names and service marks of Xenia appearing in this Annual Report are the property of Xenia. Unless otherwise noted, all other trademarks, trade names or service marks appearing in this Annual Report are the property of their respective owners, including Marriott International, Inc., Hyatt Corporation, Kimpton Hotel & Restaurant Group LLC, Fairmont Hotels & Resorts, Loews Hotels, Inc, and Hilton Worldwide Inc. or their respective parents, subsidiaries or affiliates ("Brand Companies"). In the event that any of our management agreements or franchise agreements with the Brand Companies are terminated for any reason, the use of all applicable trademarks and service marks owned by the Brand Companies will cease at the hotel where the management agreement or franchise agreement was terminated; all signs and materials bearing the marks and other indicia connecting the hotel to the Brand Companies will be removed (at our expense).
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

•	"Top 25 U.S. lodging markets" refers to the top 25 U.S. lodging markets as defined by STR;

•	an "upper upscale" hotel refers to an upper upscale hotel as defined by STR;

•	a "luxury" hotel refers to a luxury hotel as defined by STR;

•	an "independent" hotel refers to an independent hotel as defined by STR;

•
"Fairmont," "Hilton," "Hyatt," "Kimpton," "Loews," and "Marriott," mean Fairmont Hotels & Resorts, Hilton Worldwide Inc., Hyatt Corporation, Kimpton Hotel & Restaurant Group, LLC, Loews Hotels, Inc. and Marriott International, Inc., respectively, as well as their respective parents, subsidiaries or affiliates.

- iv -

PART I
Item 1. Business
General
Xenia Hotels & Resorts, Inc. is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts, with a focus on the Top 25 U.S. lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly owned by the Company. As of December 31, 2019, the Company collectively owned 96.8% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 3.2% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
Xenia operates as a real estate investment trust ("REIT") for U.S. federal income tax purposes. To qualify as a lodging REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, and its subsidiaries, the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent operators to manage the hotels. The third-party non-affiliated hotel operators manage each hotel pursuant to a hotel management agreement, the terms of which are discussed in more detail under "Part I-Item 2. Our Principal Agreements."
The Company's consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding, Inc, and each of their wholly owned subsidiaries. The Company's subsidiaries generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and our TRS. The effects of all inter-company transactions are eliminated.
As of December 31, 2019, the Company owned 39 lodging properties with a total of 11,245 rooms.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida, 32801, and our telephone number is (407) 246-8100. The Company’s website is www.xeniareit.com. The information contained on our website or that can be accessed through our website neither constitutes part of this information statement nor is incorporated by reference herein.

The following chart shows our structure as of December 31, 2019:

(1)	Ownership percentages include vested and unvested LTIP partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives.
Business Objectives and Growth Strategies
Our objective is to allocate capital in order to invest primarily in a high-quality diversified portfolio of uniquely positioned luxury and upper upscale hotels and resorts with a focus on the Top 25 U.S. lodging markets as well as key leisure destinations in the United States. We invest at valuation levels which we believe will generate attractive risk-adjusted returns. We pursue this objective through the following investment and growth strategies:

•
Follow a Differentiated Investment Strategy Across Targeted Markets. We use our management team’s network of relationships in the lodging industry, real estate brokers and our relationships with multiple hotel brands and management companies, among others, to source acquisition opportunities. When evaluating opportunities, we use a multi-pronged approach to investing that we believe provides us the flexibility to pursue attractive opportunities in a variety of markets across any point in the cycle. We consider the following characteristics when making investment decisions:

-
Market Characteristics. We seek opportunities across a range of urban and dense suburban areas, primarily in the Top 25 U.S. lodging markets as well as key leisure destinations in the United States. We believe that this strategy provides us with a broader range of opportunities and allows us to target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics, and attractive long-term projected RevPAR growth. We believe assets in the Top 25 U.S. lodging markets and key U.S. leisure destinations present attractive investment opportunities considering the favorable supply and demand dynamics, RevPAR growth trends, attractive valuations and better opportunities for diversification.

-
Asset Characteristics. We generally pursue uniquely positioned hotels in the upper upscale and luxury segments that are affiliated with leading brands, as we believe these segments yield attractive risk-adjusted returns. Within these segments, we seek hotels that will provide guests with a distinctive lodging experience, often tailored to reflect local market environments, which draws demand from both business and leisure transient and group business segments. We seek properties with desirable locations within their markets, exceptional facilities, and other competitive advantages that are hard to replicate. We also favor properties that can be purchased below estimated replacement cost. We believe our focus on uniquely positioned luxury and upper upscale hotel assets, allows us to seek appropriate investments that are well suited for specific markets.

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

•
Drive Growth Through Aggressive Asset Management, In-House Project Management and Strategic Capital Investment. We believe that investing in our properties and employing a proactive asset management approach designed to identify investment strategies will optimize internal growth opportunities. Our management team’s extensive industry experience across multiple brands and management companies coupled with our integrated asset management and project management teams enable us to identify and implement value-add strategies, and to prudently invest capital in our assets to optimize operating results and while leveraging best practices across our portfolio.

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

-
Strategic Capital Investment to Enhance Portfolio Performance. As part of our ongoing asset management activities, we continuously review opportunities to reinvest in our hotels to maintain quality, increase long-term value and generate attractive returns on invested capital. We may also opportunistically dispose of hotels to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives. We believe our breadth of experience and integrated in-house asset management and project management teams are instrumental in our ability to acquire and operate assets and to capitalize on redevelopment opportunities.

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
We strive to maintain a flexible capital structure that puts us in a position to be opportunistic in allocating capital for investment. As of December 31, 2019, we had a total of $194.9 million of cash on hand, including $84.1 million of restricted cash primarily set aside to maintain our hotels. We have and seek to maintain a modest amount of leverage and closely monitor our near-term debt maturities. Our ratio of total debt, net of cash on hand, to adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") as of December 31, 2019 was 3.9x based on actual operating results for the year then ended. Our weighted average debt maturity was 5.1 years for our secured mortgage loans and 3.0 years for our unsecured term loans and revolving credit facility, including available extension options, and our debt had a weighted-average interest rate of 3.72% as of December 31, 2019 (See "Part II-Item 7. Non-GAAP Financial Measures" for the definition of Adjusted EBITDA and the respective reconciliation to net income).
From time to time, we will also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. We have been authorized to repurchase up to $175 million of the Company's outstanding Common Stock (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.

We may also issue new equity or debt if we feel that we can accretively use proceeds to acquire assets or make capital improvements that yield attractive risk-adjusted returns on investment. We have an "at-the-market" program ("ATM program") available for selling common stock having an aggregate gross offering price of up to $200 million. From time to time we sell shares under the ATM program to raise capital when we believe conditions are advantageous. As of December 31, 2019, the Company had $62.6 million available for sale under its ATM program.
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
Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodation options for guests (e.g. those that are found on websites that facilitate short-term rentals of homes and apartments from owners) in each of their markets on the basis of several factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative accommodation options. We believe that hotels, such as our portfolio of hotels, which are predominately affiliated with leading brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could harm our occupancy and revenues and may require us to provide additional amenities, or make capital improvements that we otherwise would not have to make, and may materially and adversely affect our operating results and liquidity.
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
Seasonality
The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our hotel room revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property, and competitive mix within the specific location. We expect our revenues and operating income to be the highest during the second quarter of the year followed in order of significance by the first, third and fourth quarters based on our current portfolio composition assuming a stable macroeconomic environment.
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
Environmental Matters
Under various laws relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at our hotels may expose us to third-party liability and materially and adversely affect our ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral.
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
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, approximately 96.8% of the Operating Partnership Units in our Operating Partnership, with the remaining 3.2% owned by our current executive officers and members of our Board of Directors. In the future, we may issue additional common or preferred units in our Operating Partnership, from time to time, in connection with acquisitions of hotels, financings, compensation or other reasons.
In order for the income from our hotel operations to constitute "rents from real property" for purposes of the gross income tests required for REIT qualification, we cannot directly or indirectly operate any of our hotels. Accordingly, we lease each of our hotels, and intend to lease any hotels we acquire in the future, to our TRS lessees. As required for our qualification as a REIT, our TRS lessees have engaged third-party hotel management companies that are eligible independent contractors to manage our hotels on market terms. Our TRS lessees pay rent to us that we intend to treat as "rents from real property". Our TRS, which owns our TRS lessees, is subject to U.S. federal, state and local income taxes applicable to corporations and we are generally subject to sales tax on a portion of the rent paid from our TRS lessees.
Restrictions on Ownership and Transfer of Our Stock
Our charter authorizes our directors to take such actions as are necessary or appropriate to enable us to maintain our qualification as a REIT. Furthermore, our charter prohibits any one person or a group (as defined in our charter) from actually or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a person or group (as defined in our charter) from the ownership limits if certain conditions are satisfied. However, our Board of Directors may not grant an exemption from the ownership limits to any proposed transferee whose ownership, direct or indirect, in excess of 9.8% of the value or number of outstanding shares of any class or series of our capital stock, could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with such restrictions is no longer required for us to qualify as a REIT. The ownership limits may delay or impede a transaction or a change of control that might be in our stockholders' best interest.
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
Employees
As of December 31, 2019, we had 48 employees. None of our employees are covered by collective bargaining agreements. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our hotels, we are still subject to the many costs and risks generally associated with the labor at our hotels.
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
In addition, our hotels will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:

•	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

•	war, political conditions or civil unrest, terrorist activities or threats, mass casualty events and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases, such as norovirus, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), Ebola, Zika virus, and COVID-19 virus;

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, wildfires, oil spills, and nuclear incidents;

•	delayed delivery or any material reduction or prolonged interruption of public utilities and services, including water and electric power;

•
decreased corporate or government travel-related budgets and spending and cancellations and/or government shutdowns or closures, deferrals or renegotiations of group business due to adverse changes in general economic conditions and/or changes in laws and regulations;

•	decreased need for business-related travel due to innovations in business-related technology;

•	low consumer confidence, high levels of unemployment or depressed real estate prices;

•	supply competition from other hotels and alternative accommodations in the markets in which we operate;

•	overbuilding of hotels in the markets in which we operate, which results in increased supply and will adversely affect occupancy and revenues at our hotels;

•	requirements for periodic capital reinvestment to repair and upgrade hotels;

•	increases in operating costs due to inflation and other factors, including wages and benefits, that may not be offset by increased room rates;

•	change in interest rates and the availability, cost and terms of financing;

•	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes and reductions in in-bound foreign travel;

•	oil prices and travel costs;

•
increases in the cost of imported goods and materials, including those used for hotel renovations and other projects, due to changes in international tariffs and/or supply chain shortages due to reductions in international imports;

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
Due to its close link with the performance of the general economy, and, specifically, growth in U.S. gross domestic product ("GDP"), the lodging industry is highly cyclical in nature. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions. Since 2010, the lodging industry has generally had continued growth in line with that of the U.S. economy but there can be no assurance of either any further increase in demand for hotel rooms from past levels or of the timing or extent of any such demand growth in the future. If demand weakens, our operating results and profitability would likely be adversely affected. Worsening of the U.S. or global economy, if experienced, would likely have an adverse impact on the occupancy, ADR and RevPAR of our hotels, and would therefore adversely impact our results of operations and financial condition. In addition, in an economic downturn, luxury and upper upscale hotels and resorts may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates.
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
The seasonality of the lodging industry has historically caused and is expected to continue to cause quarterly fluctuations in our revenues.
The lodging industry is seasonal in nature, which can be expected to cause quarterly fluctuations in our revenues, occupancy levels, room rates, operating expenses and cash flows. Our quarterly earnings may be adversely affected by factors outside our control, including timing of holidays, weather conditions and poor economic factors in certain markets in which we operate. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on the composition of our current portfolio, assuming a stable macroeconomic environment, we generally expect our revenue to be highest in the second quarter followed in order of significance by the first, third and fourth quarters. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters in order to make distributions to our stockholders, and we can provide no assurances that such borrowings will be available on favorable terms, if at all. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could adversely affect our financial condition, results of operations, and ability to make distributions to stockholders.
We operate in a highly competitive industry.
The lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodations (e.g. websites that facilitate the short-term rentals of homes and apartments from owners, including some operated by affiliates of our Brand Companies) based on a number of factors, including room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Some of our competitors also have greater financial and marketing resources than we do, which could allow them to reduce their rates, offer greater convenience, services or amenities, build new hotels in direct competition with our existing hotels, improve their properties, expand and improve their marketing efforts, all of which could adversely affect the ability of our hotels to attract prospective guests and materially and adversely affect our revenues and profitability as well as limit or slow our future growth. In addition, travelers can book stays on websites that facilitate the short-term rental of homes and apartments from owners, thereby providing an alternative to hotel rooms.
We also compete for hotel acquisitions with others that have similar investment objectives as we do. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business strategy.
There are inherent risks with investments in real estate, including the relative illiquid nature of such investments.
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
In addition, our ability to dispose of some of our hotels could be constrained by their tax attributes. Hotels that we own for a significant period of time or that we acquire through tax-deferred contribution transactions in exchange for Operating Partnership Units in our Operating Partnership may have low tax bases. If we dispose of these hotels outright in taxable transactions, we may be required to distribute the taxable gain to our stockholders under the requirements of the Code applicable to REITs or to pay tax on that gain, either of which, in turn, would impact our cash flow and increase our leverage. In some cases, we may be restricted from disposing of properties contributed to us in the future in exchange for our Operating Partnership Units under tax protection agreements with contributors unless we incur additional costs related to indemnifying those contributors. To dispose of low tax-basis or tax-protected hotels efficiently, we have used, and may from time to time use, like-kind exchanges, which qualify for the deferral of taxable gains, but can be difficult to consummate and result in the hotel for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes.
Investments in real estate also are subject to adverse changes in general economic conditions. Among the factors that could impact our hotels and the value of an investment in us are:

•
risks associated with the possibility that cost increases for labor and other operating costs will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•	changes in tax laws and property taxes, or an increase in the assessed valuation of a property for real estate tax purposes;

•
adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting zoning, fuel and energy consumption, water and environmental restrictions, and the related costs of compliance;

•	changing market demographics;

•	an inability to acquire and finance real estate assets on favorable terms, if at all;

•	the ongoing need for owner funded capital improvements and expenditures to maintain or upgrade hotels;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	acts of God, such as earthquakes, floods, hurricanes, wildfires or other uninsured losses;

•	war, political conditions or civil unrest, terrorist activities or threats, mass casualty events and heightened travel security measures instituted in response to these events; and

•	changes in interest rates and availability, cost and terms of financing.
Difficult economic conditions may adversely affect the hotel industry.
The performance of the hotel industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand.  If the U.S. economy should falter for any reason, including but not limited to volatility in specialized industries, such as energy and/or technology, the ability of companies to remain competitive both domestically and internationally due to tariffs and/or government shutdowns, and there is an extended period of economic weakness, a recession or depression, our results of operations, profitability, and financial condition would likely be adversely affected.
We are dependent on the performance of the third-party hotel management companies that manage the operations of each of our hotels and could be materially and adversely affected if such third-party managers do not properly manage our hotels or otherwise act in our best interests.
In order for us to maintain our qualification as a REIT, third parties must operate our hotels. We lease each of our hotels to our TRS lessees. Our TRS lessees, in turn, have entered into management agreements with third-party management companies to operate our hotels. We could be materially and adversely affected if any of our third-party managers fail to provide quality services and amenities, fail to maintain a quality brand name or otherwise fail to manage our hotels in our best interest, and we can be financially responsible for the actions and inactions of our third-party managers pursuant to our management agreements. In addition, our hotel managers or their affiliates may manage, and in some cases may own, may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, our hotel managers may make decisions regarding competing lodging facilities that are not in our best interests. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. If we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute, or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.
Under the terms of the hotel management agreements, our ability to participate in operating decisions regarding our hotels is limited to certain matters, including approval of the annual operating and capital expenditure budgets, and we do not have the specific authority to require any hotel to be operated in a particular manner. While our TRS lessees closely monitor the performance of our third-party managers, our general recourse under most of the hotel management agreements is limited to termination if our third-party managers are not performing adequately if allowed pursuant to our hotel management agreements. For example, in many of our hotel management agreements, we have a right to terminate a management agreement if the third-party manager fails to achieve certain hotel performance criteria measured over any two consecutive fiscal years, as outlined in the applicable management agreement. However, even if a third-party manager fails to perform under the terms of its respective management agreement, it generally has the option to avoid a performance termination by paying a performance deficit fee as specified in the applicable management agreement.
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
In our portfolio, 34 of the 39 hotels that we owned as of December 31, 2019 operate under brands owned by Marriott, Hyatt and Kimpton. As a result, our success is dependent in part on the continued success of Marriott, Hyatt and Kimpton and their respective brands. We believe that brands help to drive demand and increase guest loyalty. Consequently, if market recognition or the positive perception of Marriott, Hyatt and/or Kimpton brands is reduced or compromised, the goodwill associated with the Marriott-, Hyatt- and/or Kimpton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hyatt and/or Kimpton were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Hyatt and/or Kimpton could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in Texas, California, and Florida, which exposes our business to the effects of regional events and occurrences.
We have a concentration of hotels in Texas, California and Florida. Specifically, as of December 31, 2019, approximately 24%, 19%, and 11% of rooms in our portfolio were located in Texas, California and Florida, respectively. The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities and negative trends in the industry sectors that are concentrated in these markets, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which we are concentrated. In addition, our hotels may be subject to the effects of adverse acts of nature, such as winter storms, hail storms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage to our hotels in specific geographic locations, including in the Texas, California and Florida markets. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken, and/or long-term power outages are resolved. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event.
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
A key element of our business strategy is to invest in uniquely positioned luxury and upper upscale hotels and resorts, with a focus on the Top 25 lodging markets as well as key leisure destinations in the United States. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our senior unsecured revolving credit facility and unsecured term loans, mortgage loans, the use of retained cash flows, and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.

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
Hotel operating expenses, such as expenses for labor, including the costs of benefits provided by our operators to hotel employees, fuel, utilities, insurance and real estate taxes, are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease. If we are unable to offset these decreases with sufficient revenues across our portfolio, it could materially and adversely affect our results of operations and profitability and our ability to pay distributions could be materially and adversely affected.
The land underlying five of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We lease the land underlying five of our hotels and/or meeting facilities from third parties as of December 31, 2019. Four of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the fifth is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these five hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 46 years. Assuming all renewal options are exercised, the average remaining term is 74 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
Several of our hotels are subject to condominium regimes or master associations with conditions, covenants, and restrictions placed on our properties; therefore, we are subject to risks associated with this type of real estate ownership.

Several of the hotels that we owned as of December 31, 2019 are subject to either a condominium regime or a master association with certain conditions, covenants, and restrictions placed on our property. The management and operation of a condominium or association is generally controlled by a board representing the owners of the individual condominium units or land making up the association, subject to the terms of the related condominium rules, by-laws, or declarations. Generally, the consent of a majority of the board members is required for any actions of the board and a unit owner’s ability to control decisions of the board are generally related to the number of units owned by such owner as a percentage of the total number of units or square footage in the condominium or association. In certain cases, we do not have a majority of votes on the condominium or association board, which result in the Company not having control of the related condominium or association.  The board of managers or directors of the related condominium or association generally has discretion to make certain decisions affecting the condominium or association, and we cannot provide any assurances that we will have any control over decisions made by the board of managers or directors. Even if our designated board members, either through control of the appointment and voting of sufficient members of the condominium or association board or by virtue of other provisions in the related condominium or association documents, has consent rights over actions by the condominium associations or other owners, we cannot assure you that the condominium board will not take actions that would materially adversely affect our properties. Thus, decisions made by that board of managers or directors, including regarding assessments to be paid by the unit owners, insurance to be maintained on the condominium and many other decisions affecting the maintenance of that condominium or association, may have a significant adverse impact on our condominium or association interests.  The condominium or association board is generally responsible for administration of the affairs of the condominium or association, including providing for maintenance and repair of common areas, adopting rules and regulations regarding common areas, and obtaining insurance and repairing and restoring the common areas of the property after a casualty and the condominium or association board may have the right to control the use of casualty proceeds.  In addition, the board generally has the right to assess individual owners for their share of expenses related to the operation and maintenance of the common elements. In the event that an owner of another unit fails to pay its allocated assessments, we may be required to pay such assessments in order to properly maintain and operate the common elements of the property.
We will not recognize any increase in the value of the land subject to our ground leases and may only receive a portion of compensation paid in any eminent domain proceeding with respect to the hotel.
Unless we purchase a fee interest in the land subject to our ground leases, we will not have any economic interest in the land at the expiration of our ground leases and therefore we will not share in any increase in value of the land beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel. Furthermore, if the state or federal government seizes a hotel subject to a ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure.
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
From time to time, strikes, lockouts, boycotts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, cause us to lose guests, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our third-party managers have collective bargaining agreements with employees could be affected more significantly by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.
Additional hotels or additional departments within our hotels or groups of employees may become subject to additional collective bargaining agreements in the future. Additionally, hotels we currently own or may own in the future could be subject to collective bargaining agreements due to various factors including, but not limited to, consolidation of third-party hotel managers. Potential changes in the federal regulatory scheme or other events could make it easier for unions to organize groups of our third-party hotel managers' employees. If such changes take effect, more hotel personnel could be subject to increased organizational efforts, which could potentially lead to disruptions or require more of our management's time to address unionization issues. Negotiations of collective bargaining agreements, attempts by labor organizations to organize additional hotels, departments within our hotels or groups of employees or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.
Uninsured and underinsured losses at our hotels could materially and adversely affect our revenues and profitability.
We intend to maintain or require our third-party management companies to maintain comprehensive insurance on each of our current hotels and any hotels that we acquire, including liability, cyber, fire, and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like windstorms, earthquakes, wildfires, and floods caused by climate change or otherwise, and losses from foreign and domestic terrorist activities and mass casualty events may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance at our sole cost. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.
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
In addition, insurance risks associated with potential acts of terrorism and catastrophic and mass casualty events could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our hotels. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth.
We face possible risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our properties, operations and business.
We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our properties, operations and business. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotel properties, operations or business. To the extent climate change causes changes in weather patterns, our coastal markets could also experience increases in storm intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards.
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
Our recently acquired or divested hotels, and the hotels that we may acquire or divest in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers or for which we may be liable to the buyers. In general, the representations and warranties provided under the transaction agreements related to the purchase or disposition of the hotels we acquire or divest may survive for a defined period of time after the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible, or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties or that we will not be obligated to reimburse the buyers for their losses. In addition, the total amount of costs and expenses that may be incurred with respect to the unknown or contingent liabilities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our results of operations and profitability.
The acquisition and/or disposition of a hotel or a portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the acquisition and/or disposition.
We may not be successful in completing the acquisitions and/or disposition of a hotel or a portfolio of hotels, which may negatively impact our business strategy. Hotel acquisitions and dispositions are typically subject to customary risks and uncertainties. In addition, there may be contingencies related to, among other items, financing, franchise or management agreements, ground leases and other agreements. There may also be issues related to a property's title or conditions that could impact the marketability of a property that we acquire or seek to divest, which could result in additional expenditures to correct. As such, we can offer no assurances as to whether any closing conditions will be satisfied on a timely basis or at all, or whether the closing of an acquisition and/or a disposition will occur for these or any other reasons.

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
During the global economic downturn that began in 2008, the domestic financial markets experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. If there are periods of volatility and weakness in the capital and credit markets in the future, the availability of debt financing could decline. Our business may be affected by market and economic challenges experienced by the U.S. or global economy or real estate industry as a whole or by the local economic conditions in the markets in which our hotels are located, including the dislocations in the credit markets and general global economic recession. For the following and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments. Specifically, these conditions may have the following consequences:

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
Certain of our third-party hotel management companies, including Marriott, Hilton and Kimpton, have publicly released statements disclosing cyber-attacks and/or unauthorized access to their guest reservation, point-of-sale systems, and other sensitive databases, some of which have or may have impacted our hotels and the guests that have used our hotels' services and amenities. Although we and our third-party hotel management companies carry cyber and/or privacy liability insurance, this insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches and does not protect against brand reputational risk which may impact future customer loyalty. Furthermore, such insurance may not be available to us or our third-party hotel management companies on commercially reasonable terms, or at all, which could lead to a material adverse effect on our results of operations and financial condition upon the occurrence of such cyber-attack and/or unauthorized access events.
At our corporate headquarters, in addition to maintaining our own cyber-risk insurance policy, the Company is continuously working to maintain secure information technology systems and to provide ongoing employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. However, these proactive measures may not deter every occurrence of cyber-attacks and/or unauthorized access events.
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
We have borrowed money, some of which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2019, approximately $376.0 million, or 29%, of our total debt outstanding, which includes the outstanding balance of our senior unsecured revolving credit facility, bore interest at variable rates which was not hedged by interest rate protection agreements. The remaining balance of our variable debt was either fixed for the entire term of the loan or for a portion of the remaining term of the loan using interest rate hedge agreements.
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
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. We have a substantial amount of variable-rate debt and interest rate swaps indexed to LIBOR, and we may be adversely affected upon the transition away from LIBOR after 2021.
As a response to the phase out of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to U.S. dollar-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. Under our interest rate swaps, we also receive LIBOR-based variable interest rate payments and make fixed interest rate payments. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower under our variable-rate debt and interest rate swaps than if LIBOR were to remain available in its current form.
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
We may finance all or a portion of the purchase price for properties that we acquire. However, to ensure that our offers are as competitive as possible, we do not expect to enter into contracts to purchase property that include financing contingencies. Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition. In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for our operations and distributions to stockholders. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest deposit money and become subject to liquidated or other contractual damages and remedies.
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
We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2019, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings clause". If we were to rely on a REIT "savings clause", we would have to pay a penalty tax, which could be material.
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
Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. We will monitor the value of our investment in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% TRS limitation or to avoid application of the 100% excise tax.

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
Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of "qualified lodging facilities" (as defined below) to a TRS so long as the hotels are managed by an "eligible independent contractor" and certain other requirements are satisfied. We expect to lease all, or substantially all, of our hotels to our TRS lessees and to engage hotel management companies that qualify as "eligible independent contractors." Among other requirements, in order to qualify as an eligible independent contractor, the hotel manager must not own, directly or through its stockholders, more than 35% of our outstanding shares, and no person or group of persons can own more than 35% of our outstanding shares and the shares (or ownership interest) of the hotel manager, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets can consist of debt of publicly offered REITs (i.e. REITs that are required to file annual and period reports with the SEC under the Exchange Act) that is not secured by real property, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.
We may face risks in connection with like-kind exchanges pursuant to section 1031 of the Code ("Section 1031 Exchanges").
From time to time, we dispose of properties in transactions that are intended to qualify as Section 1031 Exchanges. It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. In addition, in some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders, and we may be required to make a special dividend payment to our shareholders if we are unable to mitigate the taxable gains realized. Moreover, unless the property was disposed of or received in the exchange on or before such date, Section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.
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
Our charter authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors (prospectively or retroactively), our charter prohibits any person or group (as defined in our charter) from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required in order for us to qualify as a REIT.

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
The maximum U.S. federal tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock. Additional changes to the tax laws may occur. We cannot predict the long-term effect of any recent changes or any future law changes on REITs and their stockholders, and we and our stockholders could be adversely affected by any such change.
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

•	publication of research reports about us, our hotels, or the lodging or overall real estate industry;

•	failure to meet earnings guidance that we provide periodically or analysts’ revenue or earnings estimates;

•	the extent of institutional investor interest in us;

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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, issuances pursuant to our ATM program and equity awards that may be granted to our directors, officers, employees, and consultants. Our Board of Directors has approved an Incentive Award Plan (the "Plan"), which provides for the grant of cash and equity-based awards to our directors, officers, employees, and consultants. We reserved 7,000,000 shares of our common stock for issuance or transfer pursuant to awards under the Plan, which may be amended from time to time and may increase the number of shares of our common stock for issuance. For a more detailed description of the Plan, see "Part III-Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business or our industry, the price of our common stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose viability in the market, which in turn could cause our stock price or trading volume to decline.

Increases in market interest rates may reduce demand for our common stock and result in a decline in the market price of our common stock.
The market price of our common stock may be influenced by the dividend yield on our common stock (i.e. the amount of our annual distributions as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of our common stock to expect a higher distribution yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our operating results and cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.
Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in our stockholders’ best interests.
Under Maryland law, generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted in accordance with this standard of conduct. In addition, our charter eliminates the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from:

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
We own 96.8% of the Operating Partnership Units and the remaining 3.2% of the Operating Partnership Units are owned by the other limited partners comprised of our current executive officers and members of our Board of Directors. However, in connection with our future acquisition of properties or otherwise, we may issue Operating Partnership Units to third parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
Our charter places limits on the amount of common stock that any person may own.
No more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than our first taxable year for which an election to be a REIT was made). Unless exempted by our Board of Directors, prospectively or retroactively, our charter prohibits any person or group (as defined in our charter) from owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2019, we owned a portfolio of 39 operating hotels across 16 states. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring uniquely positioned luxury and upper upscale hotels and resorts primarily in the Top 25 Markets and key leisure destinations in the U.S.
Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 88% of our rooms operating under Marriott, Hyatt or Kimpton brands. The following table sets forth our brand affiliations as of December 31, 2019:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	5	587	5.2%
Marriott	5	2,076	18.5%
Renaissance	2	1,014	9.0%
Residence Inn	1	221	2.0%
The Ritz-Carlton	2	567	5.0%
Westin	2	875	7.8%
Subtotal	17	5,340	47.5%

Hyatt
Andaz	3	451	4.0%
Hyatt Centric	1	120	1.1%
Hyatt Regency	4	2,377	21.1%
Park Hyatt	1	327	2.9%
The Unbound Collection	1	119	1.1%
Subtotal	10	3,394	30.2%

Kimpton	7	1,124	10.0%

Fairmont	2	730	6.5%

Loews	1	285	2.5%

Hilton - Waldorf Astoria	1	127	1.1%
Total branded	38	11,000	97.8%

Independent	1	245	2.2%

Total portfolio	39	11,245	100%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2019(1):

Hotel	Rooms	Year Acquired/Opened	State	Brand Parent Company	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah	151	2013	GA	Hyatt	Hyatt	L
Bohemian Hotel Celebration, Autograph Collection	115	2013	FL	Marriott	Kessler	UU
Bohemian Hotel Savannah Riverfront, Autograph Collection	75	2012	GA	Marriott	Kessler	UU
Fairmont Dallas	545	2011	TX	Fairmont	Accor	L
Fairmont Pittsburgh	185	2018	PA	Fairmont	Accor	L
Grand Bohemian Hotel Charleston, Autograph Collection	50	2015	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, Autograph Collection	100	2015	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, Autograph Collection(4)	247	2012	FL	Marriott	Kessler	UU
Hotel Commonwealth(5)	245	2016	MA	Independent	Sage	I
Hyatt Centric Key West Resort & Spa	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Grand Cypress	779	2017	FL	Hyatt	Hyatt	UU
Hyatt Regency Portland at the Oregon Convention Center	600	2019	OR	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara(5)	505	2013	CA	Hyatt	Hyatt	UU
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch	493	2017	AZ	Hyatt	Hyatt	UU
Kimpton Canary Hotel Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Chicago	191	2013	IL	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Denver	189	2013	CO	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Kimpton Hotel Palomar Philadelphia(4)	230	2015	PA	Kimpton	Kimpton	UU
Kimpton Lorien Hotel & Spa	107	2013	VA	Kimpton	Kimpton	UU
Kimpton RiverPlace Hotel	85	2015	OR	Kimpton	Kimpton	UU
Loews New Orleans Hotel	285	2013	LA	Loews	Loews	L
Marriott Charleston Town Center(5)	352	2011	WV	Marriott	Marriott	UU
Marriott Dallas Downtown(4)	416	2010	TX	Marriott	Marriott	UU
Marriott Napa Valley Hotel & Spa	275	2011	CA	Marriott	Sage	UU
Marriott San Francisco Airport Waterfront(4)	688	2012	CA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	345	2007	TX	Marriott	Marriott	UU
Park Hyatt Aviara Resort, Golf Club & Spa	327	2018	CA	Hyatt	Hyatt	L
Renaissance Atlanta Waverly Hotel & Convention Center(4)	522	2012	GA	Marriott	Renaissance	UU
Renaissance Austin Hotel	492	2012	TX	Marriott	Renaissance	UU
Residence Inn Boston Cambridge(4)	221	2008	MA	Marriott	Residence Inn	U
The Ritz-Carlton, Denver	202	2018	CO	Marriott	Marriott	L
The Ritz-Carlton, Pentagon City(4)(5)	365	2017	VA	Marriott	Marriott	L
Royal Palms Resort & Spa, The Unbound Collection by Hyatt	119	2017	AZ	Hyatt	Hyatt	L
Waldorf Astoria Atlanta Buckhead	127	2018	GA	Hilton	Waldorf Astoria	L
Westin Galleria Houston	469	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria	406	2013	TX	Marriott	Westin	UU

(1)	Includes only the hotels in our portfolio as of December 31, 2019. See "Basis of Presentation."

(2)
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

(3)	"L" refers to Luxury; "UU" refers to Upper Upscale; "U" refers to Upscale; "I" refers to Independent.

(4)	This property is subject to mortgage debt as of December 31, 2019.

(5)	This hotel is subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements- Ground Leases" for more information.

Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 39 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a hotel management agreement with an independent third-party hotel management company. Approximately 15% of our hotels (based on the number owned as of December 31, 2019), which we refer to as "franchised hotels" are also operated under distinct franchise agreements, a few of which are with an affiliate of the hotel’s management company. Approximately 82% of our hotels (based on the number owned as of December 31, 2019) are operated pursuant to the hotel’s management agreement, which we refer to as "brand-managed hotels."
Below is a general overview of the management and franchise agreements for our hotels, summarizing the principal terms found in each type of agreement.
Management Agreements for Brand-Managed Hotels
Pursuant to our management agreements for brand-managed hotels, the third-party management company controls the day-to-day operation of each hotel, and we are granted limited approval rights with respect to certain of the management company’s actions, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and approving the hiring of certain management personnel.
We are provided with a variety of services and benefits, including the right to use the name, marks and systems of operations of a brand affiliated with the management company, as well as centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel, and payroll and accounting services.
Of our brand-managed hotels, approximately 44% of our hotels (by room count as of December 31, 2019) are managed by Marriott and its affiliates, approximately 33% are managed by Hyatt, approximately 11% are managed by Kimpton, and the rest are managed by management companies affiliated with a variety of other brands.
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

Termination Events
Performance Termination
Most of our management agreements for our brand-managed hotels align our interests with those of the management company by providing us with a right to terminate the agreement if the management company fails to achieve certain criteria relating to the performance of the hotel. We generally may elect to terminate an agreement due to performance if, during any two consecutive year period, (i) the hotel fails to achieve a specified amount of operating profit, and (ii) certain operating metrics of the hotel, as compared to a competitive set of hotels in the relevant local market as agreed between the parties, fail to exceed a specified threshold as set forth in the applicable management agreement. In substantially all of the management agreements for brand-managed hotels, the management company has a right to avoid a performance termination by paying an amount equal to the amount by which the operating profit for the two-year period was less than the performance termination threshold, as set forth in the applicable management agreement.
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
Additionally, the management company typically has the right to terminate the management agreement in certain situations, including the occurrence of certain actions with respect to a mortgage or our interference with the management company’s ability to operate the hotel by failing to approve required capital improvements or expenditures or by failing to complete or commence required repairs after damage or destruction to the hotel. Most of our agreements do not require payment of liquidated damages in the event of an early termination; however, our Marriott brand-managed hotels require us to establish a reserve fund out of gross revenues to be used in the event of a termination. The fund is to be used to reimburse the management company for all costs and expenses incurred by the management company that relate to (i) the operation of the hotel prior to termination but that accrue after termination, (ii) the management company terminating its employees and/or (iii) the payment of any pending or contingent claims, depending on the agreement.
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
Management Agreements for Franchised Hotels
Our franchised hotels are managed by various third-party management companies, which are either independent or are affiliated with a hotel’s brand. As in our management agreements for brand-managed hotels, the management company controls the day-to-day operations of each hotel, and we are granted limited approval rights with respect to certain of the management company’s actions, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.
Term
Our management agreements for franchised hotels generally contain initial terms between 10 and 15 years with an average remaining initial term of approximately five years. All of these agreements do not contemplate a renewal or extension of the initial term or cannot be extended without our consent, and the rest may be extended at the option of the management company if certain conditions are met.
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 1.5% to 2.0% of gross hotel revenue, with some base fees increasing over time. The incentive management fees range from 10% to 30% of net operating income (or other similar metric, as defined in the management agreement) remaining after deducting a priority return typically equal to 9% to 9.25% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements.
Termination Events
Performance Termination
As with our management agreements for brand-managed hotels, most of the management agreements for franchised hotels provide us with a right to terminate the agreement if the management company fails to achieve certain criteria relating to the performance of the hotel. Generally, we may initiate a performance termination if, during any two consecutive year period, (i) the hotel fails to achieve a specified amount of operating profit, and/or (ii) certain operating metrics of the hotel, as compared to a competitive set of hotels in the relevant local market as agreed between the parties, fail to exceed a specified threshold as set forth in the applicable management agreement. In some of the management agreements for franchised hotels, the management company has a right, which can usually be exercised no more than once per hotel, to avoid a performance termination by paying an amount specified in the applicable management agreement.
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
Term
Our franchise agreements contain initial terms of 17 to 20 years, with an average remaining initial term of approximately 11 years. All of our franchise agreements do not contemplate any renewals or extensions of the initial term.

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

Ground Leases
The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2019 associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent(1)	Base Rent Increases at Renewal	Lease Type
Ground lease: Entire Property
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years(2)	$62,013	No increase unless lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
Marriott Charleston Town Center	December 11, 2067	4 x 10 years	$5,000	No increase unless hotel is expanded beyond 356 guest rooms, at which time rent shall increase on a pro rata basis(3)	Triple Net
Hotel Commonwealth	December 19, 2087	None	$0.83	Not applicable	Triple Net
The Ritz-Carlton, Pentagon City	May 7, 2040	2 x 25 years	$53,375	Fair market rent adjustment at commencement of lease renewal	Triple Net
Ground lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights(4)	$10,965(5)	Not applicable	Triple Net

(1)
In addition to minimum rent, the Company may owe percentage rent. In particular, Hyatt Regency Santa Clara incurs percentage rent based on a percentage of rooms revenue and ballroom receipts, which has exceeded the minimum base rent for the years ended December 31, 2019, 2018 and 2017. Marriott Charleston Town Center, per an amendment signed in December 2017, incurs supplemental rent equal to the greater of (i) 0.5% of annual gross revenues or (ii) $85 thousand. The Ritz-Carlton, Pentagon City incurs the greater of (i) minimum base rent or (ii) five percent (5%) of guest room revenues, which has exceeded minimum base rent for the years ended December 31, 2019 and 2018.

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

(5)
The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index. The monthly minimum or base rent in this chart is for the period from January 1, 2019 through December 31, 2019.

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
Shareholder Information
As of February 21, 2020, there were 13,226 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by bank, brokers and other financial institutions. Also as of February 21, 2020, there were twelve holders (other than our Company) of our Operating Partnership Units comprising certain of our executive officers and members of our Board of Directors, which includes unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives. Of the 3,694,439 LTIP Units outstanding at December 31, 2019, 2,010,474 units had vested and were eligible for redemption. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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
In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions and our Board of Directors could change our distribution policy in the future.

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions paid per share for the years ended December 31, 2019 and 2018.
Common Stock
The Company paid the following dividends on common stock during the year ended December 31, 2019 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2019	March 29, 2019	April 12, 2019
$0.275	June 30, 2019	June 28, 2019	July 12, 2019
$0.275	September 30, 2019	September 30, 2019	October 15, 2019
$0.275	December 31, 2019	December 31, 2019	January 15, 2020

(1)	For income tax purposes, dividends paid per share on our common stock in 2019 were 100% taxable as ordinary income.
The Company paid the following dividends on common stock during the year ended December 31, 2018 (2):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2018	March 30, 2018	April 13, 2018
$0.275	June 30, 2018	June 29, 2018	July 13, 2018
$0.275	September 30, 2018	September 28, 2018	October 15, 2018
$0.275	December 31, 2018	December 31, 2018	January 15, 2019

(2)	For income tax purposes, dividends paid per share on our common stock in 2018 were 100% taxable as ordinary income.
Share Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except that which we specifically incorporate by reference into such filing.
The following graph provides a comparison of the cumulative total return on our common shares from February 4, 2015, to the NYSE closing price per share on December 31, 2019, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on February 4, 2015 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

		Value of Investment at December 31,
Name	February 4, 2015	2015	2016	2017	2018	2019
Xenia Hotels & Resorts, Inc.	$100.00	$77.55	$105.36	$123.98	$102.64	$136.08
DJUSHL REIT Index	100.00	72.24	85.80	88.55	73.63	80.77
Russell 2000 Index	100.00	95.34	113.91	129.44	112.33	140.04
FTSE NAREIT Equity Index	100.00	96.85	105.21	114.34	109.71	141.16
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
No shares were purchased as part of the Repurchase Program during the years ended December 31, 2019 and 2018. During the years ended December 31, 2017 and 2016, 240,352 shares and 4,966,763 shares, respectively, were repurchased under the Repurchase Program, at a weighted average price of $17.07 and $14.89 per share, respectively, for an aggregate purchase price of $4.1 million and $74.0 million, respectively. As of December 31, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.

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
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Revenues:
Rooms revenues	$686,485	$659,697	$623,331	$653,944	$663,224
Food and beverage revenues	382,031	335,723	266,977	246,479	259,036
Other revenues	80,571	62,787	54,969	49,737	53,884
Total revenues	$1,149,087	$1,058,207	$945,277	$950,160	$976,144
Expenses:
Rooms expenses	162,853	154,716	142,561	146,050	148,492
Food and beverage expenses	247,487	214,935	173,285	161,699	167,840
Other direct expenses	30,076	19,677	14,438	12,848	17,984
Other indirect expenses	285,920	254,881	229,957	224,779	226,522
Management and franchise fees	46,521	45,553	43,459	47,605	49,818
Total hotel operating expenses	$772,857	$689,762	$603,700	$592,981	$610,656
Depreciation and amortization	155,128	157,838	152,977	152,418	148,009
Real estate taxes, personal property taxes and insurance	50,184	47,721	44,310	46,248	49,717
Ground lease expense	4,403	4,882	5,848	5,447	5,204
General and administrative expenses	30,732	30,460	31,552	31,374	25,142
Gain on business interruption insurance	(823)	(5,043)	(559)	—	—
Acquisition, terminated transaction and pre-opening expenses	954	763	1,578	154	6,457
Impairment and other losses	24,171	—	2,254	10,035	—
Separation and other start-up related expenses	—	—	—	—	26,887
Total expenses	$1,037,606	$926,383	$841,660	$838,657	$872,072
Operating income	$111,481	$131,824	$103,617	111,503	104,072
(Loss) gain on sale of investment properties	(947)	123,540	50,747	30,195	43,015
Other income	895	1,162	853	3,377	4,916
Interest expense	(48,605)	(51,402)	(46,294)	(48,113)	(50,816)
Loss on extinguishment of debt	(214)	(599)	(274)	(5,155)	(5,761)
Income before income taxes	$62,610	$204,525	$108,649	$91,807	$95,426
Income tax expense	(5,367)	(5,993)	(7,833)	(5,077)	(6,295)
Net income from continuing operations	$57,243	$198,532	$100,816	$86,730	$89,131
Net loss from discontinued operations	—	—	—	—	(489)
Net income	$57,243	$198,532	$100,816	$86,730	$88,642
Less: Net (income) loss attributable to non-controlling interests	$(1,843)	$(4,844)	$(1,954)	$(875)	$116
Net income attributable to the Company	$55,400	$193,688	$98,862	$85,855	$88,758
Distributions to preferred stockholders	—	—	—	—	(12)
Net income attributable to common stockholders	$55,400	$193,688	$98,862	$85,855	$88,746

	Year Ended December 31,
	2019	2018	2017	2016	2015
Basic and diluted earnings per share:
Income from continuing operations available to common stockholders	$0.49	$1.75	$0.92	$0.79	$0.79
Income from discontinued operations available to common stockholders	—	—	—	—	—
Net income per share available to common stockholders - basic and diluted	$0.49	$1.75	$0.92	$0.79	$0.79
Weighted average number of common shares (basic)	112,636,123	110,124,142	106,767,108	108,012,708	111,989,686
Weighted average number of common shares (diluted)	112,918,598	110,377,734	107,019,152	108,142,998	112,138,223
Selected Balance Sheet Data as of December 31,
Net investment properties, excluding assets held for sale(1)(2)	$2,926,370	$2,875,146	$2,690,855	$2,443,589	$2,414,799
Cash and cash equivalents	$110,841	$91,413	$71,884	$216,054	$122,154
Dividends declared on common stock / units	$126,129	$123,408	$118,369	$119,270	$93,576
Total assets	$3,263,006	$3,170,087	$3,115,308	$2,860,345	$3,005,944
Total debt, net and excluding held for sale(2)(3)	$1,293,054	$1,155,088	$1,322,593	$1,077,132	$1,094,536
Total equity	$1,775,158	$1,852,705	$1,645,086	$1,651,567	$1,743,358
Other Financial Data:
Adjusted EBITDAre attributable to common stock and unit holders(3)	$302,118	$299,813	$270,286	$287,328	$293,010
Adjusted FFO attributable to common stock and unit holders(3)	$250,598	$245,399	$219,978	$238,241	$241,635

(1)
As of December 31, 2017, excludes the assets held for sale related to the Aston Waikiki Beach Hotel, which was sold in March 2018. As December 31, 2016 and 2015, these assets were included in net investment properties.

(2)	As of December 31, 2015, excludes the assets held for sale and the liabilities associated with assets held for sale for the nine hotels sold during the year ended December 31, 2016.

(3)
See "Non-GAAP Financial Measures" below in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a detailed description and reconciliation of Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders and a description of how these performance measures are useful to investors as key supplemental measures of our operating performance.

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
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts, with a focus on the Top 25 U.S. lodging markets as well as key leisure destinations in the U.S. As of December 31, 2019, we owned 39 hotels, comprising 11,245 rooms, across 16 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, and Hilton, as well as leading independent management companies.
We plan to grow our business through a differentiated acquisition strategy, aggressive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected hotel revenue growth with a focus on the Top 25 U.S. lodging markets as well as key leisure destinations. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities which best fit our investment criteria. We primarily own and pursue hotels and resorts in the luxury and upper upscale hotel segments that are affiliated with premium leading brands, as we believe that these segments yield attractive risk-adjusted returns. Within these segments, we focus on hotels and resorts that will provide guests with a distinctive lodging experience, tailored to reflect local market environments rather than hotels that are heavily dependent on conventions and group business.
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
Market Outlook
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which grew at an annual rate of approximately 2.1% during 2019, according to the U.S. Department of Commerce, similar to growth of approximately 2.2% during 2018. During 2019, GDP was primarily driven by consumer spending on goods and services, federal government spending, residential fixed investment, and exports, which was partially offset by a reduction in private inventory investment, nonresidential fixed investment and imports. In addition, GDP benefited from an unemployment rate that remained below 5% and relatively low interest rates. Lodging demand in the U.S. increased 2.0% during the year ended December 31, 2019, which paced in line with supply growth of 2.0%. These combined factors led to tepid industry RevPAR growth of 0.9% for the year ended December 31, 2019 compared to year ended December 31, 2018, which was attributed to a 1.0% increase in ADR, per industry reports.
New hotel supply has increased in several of our markets, and the rate of new supply growth is expected to be similar in 2020. We anticipate that this and other recent macroeconomic trends will continue in 2020 leading to modest revenue growth in the overall U.S. lodging industry and in our portfolio. However, with a modest increase in revenue we anticipate that it will be challenging to grow our operating margins due to increased wages and benefits, real estate taxes and insurance. Therefore, a modest increase in hotel revenues may result in declines in Adjusted EBITDA for our portfolio.
During 2019, we completed $93 million in portfolio renovations, including the addition of a new 25,000 square foot ballroom and 32,000 square feet of pre-function and support space at Hyatt Regency Grand Cypress, which we expect will positively impact RevPAR growth and ancillary revenues during 2020, as we start to see the benefit from such renovations. We also expect 2020 to benefit from contributions from the newly opened Hyatt Regency Portland at the Oregon Convention Center, which we acquired in December 2019.  However, we expect net income will be impacted during 2020 by reductions attributed to the disposition of two hotels in December 2019 and due to disruption in revenues from the transformational renovation at Park Hyatt Aviara Resort, Golf Club & Spa, which will include a full renovation of the guestrooms and corridors, meeting space, public spaces and food and beverage outlets, the spa and golf facilities, as well as exterior upgrades throughout the resort and golf course.
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
Significant Events
The following events were significant highlights during the year ended December 31, 2019:

•	In February 2019, the Company completed the delayed draw of $85 million on its unsecured term loan maturing August 2023, bringing the outstanding balance on the loan to the full $150 million capacity.

•	In March 2019, the Company paid off the $90 million mortgage loan collateralized by Hyatt Regency Santa Clara.

•
During the first quarter of 2019, the Company repriced its $125 million unsecured term loan maturing in September 2024 to reduce the leverage-based pricing grid. The term loan now bears an interest rate based on a pricing grid with a range of 135 to 200 basis points over LIBOR as determined by the Company's leverage ratio, a reduction of 35 to 55 basis points from the previous leverage-based grid. The Company previously fixed LIBOR on the loan through September 2022 at 1.92%, resulting in a current annual interest rate of 3.37%.

•
During the second quarter of 2019, the Company recorded a non-cash impairment charge of $14.8 million on the Marriott Chicago at Medical District/UIC. The impairment of the long-lived assets were the result of a projected future decline in operating profits attributed to demand trends and changes in the hotel's expense profile. Then in December, the Company completed the disposition of the hotel for a sale price of $10.0 million and recognized a loss on sale of approximately $0.5 million, which was attributed to closing costs.

•
In December 2019, the Company completed the disposition of the 409-room Marriott Griffin Gate Resort & Spa for a sale price of $51.5 million. The Company recognized a loss on sale of approximately $0.5 million, which was attributed to closing costs.

•
In December 2019, the Company acquired the newly constructed 600-room Hyatt Regency Portland at the Oregon Convention Center in Portland, Oregon for a purchase price of $190 million, which was funded with cash on hand and from proceeds drawn on our senior unsecured revolving credit facility.

•	In December 2019, the Company paid off the approximately $15 million mortgage loan collateralized by Marriott Charleston Town Center.

•
During the fourth quarter of 2019, the Company recorded a non-cash goodwill impairment charge of $9.4 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection, which was attributed to changes in the supply and demand dynamics in the Savannah, Georgia market since the hotel was acquired in 2012.

•
In addition to changes in our portfolio composition and financing transactions during 2019, we invested approximately $93 million in portfolio improvements, which we believe will drive positive performance at these properties in the future.

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

•
Other revenues - Represents ancillary revenue such as parking, resort fees, golf, spa services, telephone and other guest services and tenant leases. Occupancy and the nature of amenities at the property are the main drivers of other revenue.

Expenses
Our operating expenses consist of costs to provide hotel services and corporate-level expenses. The following are components of our expenses:

•
Rooms expenses - These costs include housekeeping wages and payroll taxes, room supplies, laundry services and front desk costs. Similar to rooms revenue, occupancy is the major driver of rooms expense and as a result, rooms expense has a significant correlation to rooms revenue. These costs as a percentage of revenue can increase based on increases in salaries, wages and benefits, as well as on the level of service and amenities that are provided.

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

•
Ground lease expense - Ground lease expense represents the rent associated with land underlying our hotels and/or meeting facilities that we lease from third parties. It also includes the non-cash ground rent determined as part of the initial purchase price allocation at acquisition.

•
General and administrative expenses - General and administrative expenses primarily consist of compensation expense for our corporate staff and personnel supporting our business, office administrative and related expenses, legal and professional fees, and other corporate costs.

•
Gain on business interruption insurance - Gain on business interruption insurance consists of insurance settlements for lost income that was covered per the terms of our respective insurance policies, which was in excess of insurance deductibles.

•
Acquisition, terminated transaction and pre-opening expenses - Acquisition and terminated transaction costs typically consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit and acquisitions of hotel investments. Prior to January 1, 2018, we accounted for the acquisition of hotels as business combinations and therefore expensed all the related transaction costs. Beginning January 1, 2018, upon adoption of Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, we evaluated each acquisition to determine if it was an asset acquisition or acquired business. During the years ended December 31, 2018 and 2019, we accounted for all acquisitions as asset acquisitions and therefore capitalized the related transaction costs. As a result, these costs will vary depending on the timing, volume and nature of acquisition activity. Pre-opening expenses represent costs incurred as part of rebranding and management transition efforts, which were not eligible to be capitalized. In December 2018, the Company acquired the Mandarin Oriental, Atlanta, which was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon closing of the acquisition.

•
Impairment and other losses - Our real estate, intangible assets, goodwill and other long-lived assets are generally held for the long-term. We evaluate these assets for impairment as discussed in "Critical Accounting Policies and Estimates." These evaluations have resulted in impairment losses for certain of these assets, including goodwill, based on the specific facts and circumstances surrounding these assets, and our estimates of the fair value of these assets, including goodwill. Based on economic conditions or other factors applicable to a specific property, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values. Additionally, from time to time we may record other losses related to property damage resulting from natural disasters and/or other disaster remediation costs.

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

•
Seasonality - The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our hotel rooms revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. Based on historical results for our current portfolio, our revenues and operating income are highest during the second quarter followed in order of significance by the first, third and fourth quarters assuming a stable macroeconomic environment, which we expect to be consistent from year to year for our current portfolio.

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
Impairment
The Company assesses the carrying values of the respective long-lived assets, which includes hotel properties and the related intangible assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property (1) experiences a significant decrease in the market price of the long-lived asset, (2) experiences a current or projected loss from operations combined with a history of operating or cash flow losses, (3) when it becomes more likely than not that a hotel property will be sold before the end of its useful life, (4) an accumulation of costs significantly in excess of the amount originally expected for the acquisition, construction or renovation of a long-lived asset, (5) adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located, (6) a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset and/or (7) a significant adverse change in the extent or manner in which a long-lived asset is being used in its physical condition. When such conditions exist, we perform an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the eventual disposition of a hotel exceed its carrying value. If it is determined that the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount of the hotel to its estimated fair market value is recorded and an impairment loss is recognized.
The Company assesses goodwill for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the goodwill is less than its fair value. Annually, we perform the optional qualitative analysis, which is an assessment of whether or not it is more likely than not that the goodwill is impaired. If it is determined that it is more likely than not that the goodwill is impaired, we perform a single-step analysis to identify and measure impairment.
In the evaluation of impairment of our hotel properties, including the related intangible assets and goodwill, we make many assumptions and estimates including valuation approach, projected cash flows both from operations, including growth rates, and eventual disposition, expected useful life and holding period, future capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. The valuation and possible subsequent impairment of a hotel or goodwill is a significant estimate that can and does change based on our continuous process of analyzing each hotel property and goodwill and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so or the amount of such charges may be inaccurate.
Results of Operations
Overview
During the year ended December 31, 2019, we completed several large capital projects including the ballroom at Hyatt Regency Grand Cypress, and we began the transformational renovation at Park Hyatt Aviara Resort, Golf Club & Spa. Then in December 2019, we sold the 113-room Marriott Chicago at Medical District/UIC and 409-room Marriott Griffin Gate Resort & Spa and acquired the newly constructed 600-room Hyatt Regency Portland at the Oregon Convention Center. Hyatt Regency Portland at the Oregon Convention Center began operations the day following our acquisition and therefore did not have a significant impact on our operating results for 2019. We anticipate it will take several years to achieve a stabilized level of hotel operating income, consistent with other group oriented hotels.
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 3.6% to $168.43 for the year ended December 31, 2019 compared to $162.64 for the year ended December 31, 2018. The increase in our total portfolio RevPAR for the year ended December 31, 2019 compared to 2018 was driven by a 3.3% increase in ADR and a 20 bps increase in occupancy. This is consistent with the modest RevPAR increases experienced by the overall U.S. lodging industry, but was also attributed to increased revenues resulting from over $200 million in portfolio renovations since the beginning of 2018 coupled with changes in our portfolio composition attributed to the transactions we completed in 2018. During the year ended December 31, 2018, we acquired four luxury hotels and completed the disposition of three upscale hotels. While RevPAR increased, it was challenging to maintain operating margins during the year ended December 31, 2019 due to increasing wages and benefits, real estate taxes and insurance.
Net income decreased 71.2% for the year ended December 31, 2019 compared to 2018, which was primarily attributed to the difference in the gain on sale of Aston Waikiki Beach Hotel, Hilton Garden Inn Washington D.C. Downtown and Residence Inn

Denver City Center in 2018 totaling $123.5 million compared to the loss on sale for Marriott Chicago at Medical District/UIC and Marriott Griffin Gate Resorts & Spa in 2019 totaling $0.9 million. These dispositions led to a reduction in operating income of $9.4 million. In addition to these reductions in net income, we recorded a long-lived asset impairment charge of $14.8 million for Marriott Chicago at Medical District/UIC before its disposal in 2019, a goodwill impairment charge of $9.4 million for Bohemian Hotel Savannah Riverfront, Autograph Collection, and had a $4.2 million reduction in the gain on business interruption insurance for proceeds received in 2019 compared to 2018. These decreases in net income were offset by a $14.3 million increase in hotel operating income contributed by our 34-comparable hotels, a $3.2 million contribution in hotel operating income from the four acquisitions in 2018, and from a $2.8 million decrease in interest expense, which was due to the timing of debt transactions and fluctuations in the weighted average interest rates during 2019 compared to 2018.
Adjusted EBITDAre attributable to common stock and unit holders increased 0.8% and Adjusted FFO attributable to common stock and unit holders increased 2.1% for the year ended December 31, 2019 compared to 2018, respectively. These increases during the year ended December 31, 2019 were primarily attributable to growth in operating income from our 34-comparable hotels and reductions in interest expense, offset by an increase in real estate taxes, personal property taxes and insurance and a reduction in the amount of business interruption proceeds received during 2019 compared to 2018. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Portfolio Composition
As of December 31, 2019 and 2018, the Company owned 39 lodging properties with a total of 11,245 rooms and owned 40 lodging properties with a total of 11,165 rooms, respectively. As of December 31, 2017, the Company owned 39 lodging properties, 37 of which were wholly owned, with a total of 11,533 rooms.
The following represents the disposition details for the properties sold in the years ended December 31, 2019, 2018 and 2017 (in thousands, except rooms):

Property	Date	No. of Rooms	Gross Sale Price
Marriott Chicago at Medical District/UIC	12/2019	113	$10,000
Marriott Griffin Gate Resort & Spa	12/2019	409	51,500
Total for the year ended December 31, 2019		522	$61,500

Aston Waikiki Beach Hotel	03/2018	645	$200,000
Hilton Garden Inn Washington D.C. Downtown	11/2018	300	128,000
Residence Inn Denver City Center	12/2018	228	92,000
Total for the year ended December 31, 2018		1,173	$420,000

Courtyard Birmingham Downtown at UAB	04/2017	122	$30,000
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor(1)	06/2017	812	163,000
Marriott West Des Moines	07/2017	219	19,000
Total for the year ended December 31, 2017		1,153	$212,000

(1)	The hotels were sold as part of a portfolio sales agreement.

The following represents our acquisitions activity for the years ended December 31, 2019, 2018 and 2017 (in thousands, except rooms):

Property	Location	Date	No. of Rooms	Net Purchase Price
Hyatt Regency Portland at the Oregon Convention Center	Portland, OR	12/2019	600	$190,000
Total acquired in the year ended December 31, 2019			600	$190,000

The Ritz-Carlton, Denver	Denver, CO	08/2018	202	$99,450
Fairmont Pittsburgh	Pittsburgh, PA	09/2018	185	30,000
Park Hyatt Aviara Resort, Golf Club & Spa	Carlsbad, CA	11/2018	327	170,000
Waldorf Astoria Atlanta Buckhead(1)	Atlanta, GA	12/2018	127	60,500
Total acquired in the year ended December 31, 2018			841	$359,950

Hyatt Regency Grand Cypress	Orlando, FL	5/2017	815	$205,500
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch(2)	Scottsdale, AZ	10/2017	493	220,000
Royal Palms Resort & Spa, The Unbound Collection by Hyatt(2)	Phoenix, AZ	10/2017	119	85,000
The Ritz-Carlton, Pentagon City	Arlington, VA	10/2017	365	105,000
Total acquired in the year ended December 31, 2017			1,792	$615,500

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

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Number of properties at January 1	40	39	1
Properties acquired	1	4	(3)
Properties disposed	(2)	(3)	(1)
Number of properties at December 31	39	40	(1)
Number of rooms at January 1	11,165	11,533	(368)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	602	841	(239)
Rooms in properties disposed or combined during property improvements(2)	(522)	(1,209)	687
Number of rooms at December 31	11,245	11,165	80

Portfolio Statistics:
Occupancy(3)	76.0%	75.8%	20 bps
ADR(3)	$221.59	$214.51	3.3%
RevPAR(3)	$168.43	$162.64	3.6%
Hotel operating income (in thousands)(4)	$376,230	$368,445	2.1%

(1)
During the year ended December 31, 2019, we acquired the 600-room Hyatt Regency Portland at the Oregon Convention Center and created two additional rooms at Marriott Woodlands Waterway Hotel & Convention Center.

(2)
During the year ended December 31, 2019, the Company disposed of two hotels with 522 rooms. During the year ended December 31, 2018, the Company disposed of three hotels with 1,173 rooms and at the Hyatt Regency Grand Cypress we converted 72 guestrooms into 36 newly created suites, which resulted in a reduction in our total room count.

(3)
For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.

(4)	Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2019	2018	Increase	% Change
Revenues:
Rooms revenues	$686,485	$659,697	$26,788	4.1%
Food and beverage revenues	382,031	335,723	46,308	13.8%
Other revenues	80,571	62,787	17,784	28.3%
Total revenues	$1,149,087	$1,058,207	$90,880	8.6%
Rooms revenues
The increases in rooms revenues for the year ended December 31, 2019 compared to 2018 is largely driven by the timing of transaction activity during 2018, which lead to changes in our portfolio composition and the seasonality of our earnings. In the second half of 2018, we acquired four luxury full service hotels. Also in 2018, we sold three select service upscale hotels. Then in December 2019, we sold the Marriott Chicago at Medical District/UIC and the Marriott Griffin Gate Resorts & Spa and acquired the newly constructed Hyatt Regency Portland at the Oregon Convention Center. Due to the timing of the 2019 transactions, they did not have a significant impact on our operating results compared to 2018.
Rooms revenues increased by $26.8 million, or 4.1%, to $686.5 million for the year ended December 31, 2019 from $659.7 million for the year ended December 31, 2018. The following amounts are the primary drivers of the changes year-over-year:

•
$52.0 million increase was primarily contributed by the four hotels acquired during 2018, which included The Ritz-Carlton, Denver in August 2018, Fairmont Pittsburgh in September 2018, Park Hyatt Aviara Resort, Golf Club & Spa in November 2018, and Waldorf Astoria Atlanta Buckhead in December 2018 (collectively, the "four 2018 acquisitions") with limited contributions from Hyatt Regency Portland at the Oregon Convention Center acquired in December 2019; and

•
$38.8 million decrease was primarily attributed to the disposition of three hotels during 2018, which included the Aston Waikiki Beach Hotel in March 2018, Hilton Garden Inn Washington D.C. Downtown in November 2018, and Residence Inn Denver City Center in December 2018 (collectively, the "three hotels sold during 2018") with limited decreases attributed to Marriott Chicago at Medical District/UIC and Marriott Griffin Gate Resorts & Spa that were sold in December 2019 (collectively, "the two hotels sold in December 2019").

Excluding the amounts above, rooms revenues increased $13.6 million, or 2.3%, for the remainder of our 34-comparable hotels, which was attributed to a 2.3% increase in RevPAR in 2019 compared to 2018, driven by a 0.9% increase in ADR and an increase in occupancy of 106 basis points.
Food and beverage revenues
The increases in food and beverage revenues for the year ended December 31, 2019 compared to 2018 is largely driven by the timing of transaction activity during the 2018, which also resulted in changes in our portfolio composition. The four 2018 acquisitions are full service resorts or hotels that offer more restaurant or bar venues, in addition to significantly larger meeting facilities and event space, all of which contribute higher food and beverage revenue compared to the three hotels sold during 2018, which were all select service upscale hotels.  In December 2019, we sold the Marriott Chicago at Medical District/UIC and the Marriott Griffin Gate Resorts & Spa and acquired the newly constructed 600-room Hyatt Regency Portland at the Oregon Convention Center. Due to the timing of the 2019 transactions, they did not have a significant impact on operating results during 2019.
Food and beverage revenues increased by $46.3 million, or 13.8%, to $382.0 million for the year ended December 31, 2019 from $335.7 million for the year ended December 31, 2018. The following amounts are the primary drivers of the changes year-over-year:

•	$44.4 million increase was primarily attributed to the four 2018 acquisitions with limited contributions from Hyatt Regency Portland at the Oregon Convention Center; and

•	$1.5 million decrease was primarily attributed to the three hotels sold during 2018 with limited decreases from the two hotels sold in December 2019.
Excluding the amounts above, food and beverage revenues increased $3.4 million, or 1.1%, for the remainder of our 34-comparable hotels.
Other revenues
The increase in other revenues was also largely driven by the timing of transactions during 2018 and the related changes in portfolio composition. The four 2018 acquisitions have more amenities, including spas, golf courses and in certain cases, resort and amenity fees compared to the properties sold in 2018 and 2019.
Other revenues increased by $17.8 million, or 28.3%, to $80.6 million for the year ended December 31, 2019 from $62.8 million for the year ended December 31, 2018. The following amounts are the primary drivers of the changes year-over-year:

•	$17.7 million increase contributed by the four 2018 acquisitions; and

•	$3.5 million decrease attributed to the three hotels sold during 2018.
Excluding the amounts above, other revenues increased $3.6 million, or 7.0%, for the remainder of our 34-comparable hotels, which was primarily due to increased resort and amenity fees.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	Increase	% Change
Hotel operating expenses:
Rooms expenses	$162,853	$154,716	$8,137	5.3%
Food and beverage expenses	247,487	214,935	32,552	15.1%
Other direct expenses	30,076	19,677	10,399	52.8%
Other indirect expenses	285,920	254,881	31,039	12.2%
Management and franchise fees	46,521	45,553	968	2.1%
Total hotel operating expenses	$772,857	$689,762	$83,095	12.0%
Total hotel operating expenses
As previously mentioned, our portfolio composition has changed from the beginning of 2018 resulting in higher food and beverage revenues as well as revenues from other ancillary business. Some of these upper upscale and luxury hotels and resorts have higher fixed operating costs. This has resulted in increases in rooms expense, food and beverage expense and other operating department costs consistent with the related revenue growth in these areas. Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs.
Total hotel operating expenses increased $83.1 million, or 12.0%, to $772.9 million for the year ended December 31, 2019 from $689.8 million for the year ended December 31, 2018. The following amounts are the primary drivers of changes year-over-year:

•	$92.4 million increase primarily contributed by the four 2018 acquisitions with limited contributions from Hyatt Regency Portland at the Oregon Convention Center acquired in December 2019; and

•	$20.7 million decrease attributed to the three hotels sold during 2018 with limited decreases attributed to the two hotels sold in December 2019.
Excluding the amounts above, hotel operating expenses increased $11.4 million, or 1.8%, for the remainder of our 34-comparable hotels, which was attributed to the 2.2% increase in total revenues in 2019 compared to 2018.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	Increase / (Decrease)	% Change
Depreciation and amortization	$155,128	$157,838	$(2,710)	(1.7)%
Real estate taxes, personal property taxes and insurance	50,184	47,721	2,463	5.2%
Ground lease expense	4,403	4,882	(479)	(9.8)%
General and administrative expenses	30,732	30,460	272	0.9%
Gain on business interruption insurance	(823)	(5,043)	4,220	83.7%
Acquisition, terminated transaction and pre-opening expenses	954	763	191	25.0%
Impairment and other losses	24,171	—	24,171	—%
Total corporate and other expenses	$264,749	$236,621	$28,128	11.9%

Depreciation and amortization
Depreciation and amortization expense decreased $2.7 million, or 1.7%, to $155.1 million for the year ended December 31, 2019 from $157.8 million for the year ended December 31, 2018. The decrease was attributed to a reduction in depreciation expense related to the three hotels sold in 2018 and the two hotels sold in December 2019 and due to the timing of fully depreciated assets during the comparable periods. These decreases were offset by increases from the $93.0 million and $108.2 million of capital expenditures during the years ended December 31, 2019 and 2018, respectively, and contributions from the four 2018 acquisitions.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $2.5 million, or 5.2%, to $50.2 million for the year ended December 31, 2019 from $47.7 million for the year ended December 31, 2018. These increases were primarily attributed to a net increase during 2019 from the four 2018 acquisitions and annual increases of approximately 4.5% in real estate taxes, personal property taxes and insurance for the remainder of our 34-comparable hotels. These increases were offset by a reduction in expenses attributed to the three hotels sold in 2018 and a real estate tax refund received during 2019 that was attributed to our period of ownership for a hotel that was sold in a previous year.
Ground lease expense
Ground lease expense decreased $0.5 million, or 9.8%, to $4.4 million for the year ended December 31, 2019 from $4.9 million for the year ended December 31, 2018, which was attributable to the disposition of Aston Waikiki Beach Hotel in March 2018.
General and administrative expenses
General and administrative expenses increased $0.3 million, or 0.9%, to $30.7 million for the year ended December 31, 2019 from $30.5 million for the year ended December 31, 2018, which was primarily attributable to increases in employee related costs offset by decreases in professional fees compared to 2018.
Gain on business interruption insurance
During the year ended December 31, 2019, we recognized a gain of $0.8 million from business interruption insurances proceeds received for Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma, of which $0.7 million of the proceeds related to lost income in the 2018, with the remaining $0.1 million attributable to lost income in the first quarter of 2019.
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
Acquisition, terminated transaction and pre-opening expenses
Acquisition, terminated transaction and pre-opening expenses increased to $1.0 million, or 25.0%, for the year ended December 31, 2019 from $0.8 million for the year ended December 31, 2018. Acquisition costs during the year ended December 31, 2019 were related to non-recurring charges associated with a prior year acquisition. Terminated transactions costs during the years ended December 31, 2019 and 2018 were related to dead deal costs. In December 2018, the Company acquired the Mandarin Oriental, Atlanta, which was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon closing of the acquisition. Certain costs were incurred in 2018 and 2019 as part of the rebranding and management transition efforts, which were not eligible to be capitalized and were recorded as pre-opening expenses.
Impairment and other losses
The Company recorded an impairment charge of $24.2 million during year ended December 31, 2019. In the second quarter of 2019, we recorded a $14.8 million long-lived asset impairment charge related to Marriott Chicago at Medical District/UIC, which was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. The hotel was subsequently sold in December 2019 for $10 million. Then in the fourth quarter of 2019, the Company recorded a goodwill impairment charge of $9.4 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection, which was attributed to changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotel in 2012. Refer to Notes 2 and 9 in the consolidated financial statements included herein for further discussion.

There was no impairment during the year ended December 31, 2018.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	(Decrease)	% Change
Non-operating income and expenses:
(Loss) gain on sale of investment properties	$(947)	$123,540	$(124,487)	(100.8)%
Other income	895	1,162	(267)	(23.0)%
Interest expense	(48,605)	(51,402)	(2,797)	(5.4)%
Loss on extinguishment of debt	(214)	(599)	(385)	(64.3)%
Income tax expense	(5,367)	(5,993)	(626)	(10.4)%
(Loss) gain on sale of investment properties
The loss on sale of investment properties for the year ended December 31, 2019 related to the sale of two hotels in December 2019. The gain on sale of investment properties for the year ended December 31, 2018 related to the sale of three hotels during the year.
Other income
Other income decreased $0.3 million, or 23.0%, to $0.9 million for the year ended December 31, 2019 from $1.2 million for the year ended December 31, 2018. This was primarily attributed to less interest income from a lower average cash balance in 2019 compared to 2018.
Interest expense
Interest expense decreased $2.8 million, or 5.4%, to $48.6 million for the year ended December 31, 2019 from $51.4 million for the year ended December 31, 2018. This was primarily due to the timing of debt transactions and fluctuations in the weighted average interest rates during the year ended December 31, 2019 compared to 2018 and due to capitalizing interest of $0.8 million attributed to construction and renovation projects during 2019.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased by $0.4 million, or 64.3%, to $0.2 million for the year ended December 31, 2019 from $0.6 million for the year ended December 31, 2018. The loss on extinguishment of debt during 2019 was attributable to the write off of unamortized loan costs for the prepayment of one mortgage loan compared to five mortgage loans repaid during 2018.
Income tax expense
Income tax expense decreased $0.6 million, or 10.4%, to $5.4 million for the year ended December 31, 2019 from $6.0 million for the year ended December 31, 2018. The decrease from prior year was primarily attributable to lower taxable income as a result of non-recurring business interruption proceeds and transaction associated lease termination fees recognized in 2018 and a slight decrease in the effective tax rate in 2019 compared to 2018.
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
This information is contained in "Part II - Item 7. Management's Discussion and Analysis" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 26, 2019, and is incorporated herein by reference.
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
We further adjust EBITDAre to exclude the impact of non-controlling interests in consolidated entities other than our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We believe it is meaningful for the investor to understand Adjusted EBITDAre attributable to all common stock and Operating Partnership unit holders. We also adjust EBITDAre for certain additional items such as depreciation and amortization related to corporate assets, hotel property acquisition, terminated transaction and pre-opening expenses, amortization of share-based compensation, non-cash ground rent and straight-line rent expense, the cumulative effect of changes in accounting principles, and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe Adjusted EBITDAre attributable to common stock and unit holders provides investors with another financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
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
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by Nareit, as amended in the 2018 restatement white paper, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for unconsolidated partnerships and consolidated variable interest entities, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains (losses) from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the Nareit definition of FFO or do not calculate FFO per diluted share in accordance with Nareit guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to all common stock and unit holders.
We further adjust FFO for certain additional items that are not in Nareit’s definition of FFO such as hotel property acquisition, terminated transaction and pre-opening expenses, amortization of debt origination costs and share-based compensation, non-cash ground rent and straight-line rent expense, operating results from properties that are sold and other items we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$57,243	$198,532	$100,816
Adjustments:
Interest expense	48,605	51,402	46,294
Income tax expense	5,367	5,993	7,833
Depreciation and amortization	155,128	157,838	152,977
EBITDA	$266,343	$413,765	$307,921
Impairment and other losses(1)	24,171	—	950
Loss (gain) on sale of investment properties	947	(123,540)	(50,747)
EBITDAre	$291,461	$290,225	$258,124
Non-controlling interests in consolidated real estate entities	—	288	99
Adjustments related to non-controlling interests in consolidated real estate entities	—	(1,130)	(1,323)
Depreciation and amortization related to corporate assets	(399)	(404)	(434)
Loss on extinguishment of debt	214	599	274
Acquisition, terminated transaction and pre-opening expenses(2)	954	763	1,578
Amortization of share-based compensation expense	9,380	9,172	9,930
Non-cash ground rent and straight-line rent expense	508	495	734
Other non-recurring (income) expenses(1)	—	(195)	1,304
Adjusted EBITDAre attributable to common stock and unit holders(3)	$302,118	$299,813	$270,286

(1)
During the year ended December 31, 2019, the Company recognized a long-lived asset impairment charge of $14.8 million attributed to Marriott Chicago at Medical District/UIC and a goodwill impairment charge of $9.4 million attributed to Bohemian Hotel Savannah Riverfront, Autograph Collection. For the year ended December 31, 2017, Hurricanes Harvey and Irma impacted several of the Company's hotels. The Company recorded a loss of $950 thousand, which represents damage sustained during the storms, net of estimated insurance recoveries, and expensed $1.3 million of hurricane-related repairs and cleanup costs. These amounts are included in impairment and other losses on the consolidated statement of operations and comprehensive income for the year ended December 31, 2017.

(2)
Includes acquisition, terminated transaction costs, pre-opening and hotel rebranding expenses. Hotel rebranding expenses represent costs incurred for the rebranding of Mandarin Oriental, Atlanta to the Waldorf Astoria Atlanta Buckhead and the transition of management of the property, which the Company acquired in December 2018.

(3)
Net debt to Adjusted EBITDA is defined as (i) the total principal balance of debt as of December 31, 2019, which is $1.3 billion per Note 7 of the consolidated financial statements included in "Part IV - Item 15. Exhibits and Financial Statements," (ii) less, cash and cash equivalents of $110.8 million as of December 31, 2019, (iii) divided by Adjusted EBITDAre attributable to common stock and unit holders of $302.1 million for the year ended December 31, 2019, which equals 3.9x.

The following is a reconciliation of our GAAP net income to FFO and Adjusted FFO for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$57,243	$198,532	$100,816
Adjustments:
Depreciation and amortization related to investment properties	154,729	157,434	152,544
Impairment of investment properties(1)	24,171	—	950
Gain on sale of investment property	947	(123,540)	(50,747)
Non-controlling interests in consolidated real estate entities	—	288	99
Adjustments related to non-controlling interests in consolidated real estate entities	—	(732)	(902)
FFO attributable to common stock and unit holders	$237,090	$231,982	$202,760
Reconciliation to Adjusted FFO
Loss on extinguishment of debt	214	599	274
Acquisition, terminated transaction and pre-opening expenses(2)	954	763	1,578
Loan related costs, net of adjustment related to non-controlling interests(3)	2,452	2,583	2,833
Amortization of share-based compensation expense	9,380	9,172	9,930
Non-cash ground rent and straight-line rent expense	508	495	734
Non-recurring taxes(4)	—	—	565
Other non-recurring (income) expenses (1)	—	(195)	1,304
Adjusted FFO attributable to common stock and unit holders	$250,598	$245,399	$219,978

(1)
During the year ended December 31, 2019, the Company recognized a long-lived asset impairment charge of $14.8 million attributed to Marriott Chicago at Medical District/UIC and a goodwill impairment charge of $9.4 million attributed to Bohemian Hotel Savannah Riverfront, Autograph Collection. For the year ended December 31, 2017, Hurricanes Harvey and Irma impacted several of the Company's hotels. The Company recorded a loss of $950 thousand, which represents damage sustained during the storms, net of estimated insurance recoveries, and expensed $1.3 million of hurricane-related repairs and cleanup costs. These amounts are included in impairment and other losses on the consolidated statement of operations and comprehensive income for the year ended December 31, 2017.

(2)
Includes acquisition, terminated transaction costs, pre-opening and hotel rebranding expenses. Hotel rebranding expenses represent costs incurred for the rebranding of Mandarin Oriental, Atlanta to the Waldorf Astoria Atlanta Buckhead and the transition of management of the property, which the Company acquired in December 2018.

(3)	Loan related costs included amortization of debt discounts and deferred loan origination costs.

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
No shares were sold under the ATM Agreement during the year ended December 31, 2019. During the year ended December 31, 2018, the Company received gross proceeds of $137.4 million and paid $1.7 million in transaction fees from the issuance of 5.7 million shares of its common stock in accordance with the ATM Agreement at a weighted average share price of $24.02. In addition, the Company amortized $0.8 million of transaction costs during the year ended December 31, 2018. As of December 31, 2019, the Company had $62.6 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program during the year ended December 31, 2019 and 2018. During the year ended December 31, 2017, 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.07 per share, for an aggregate purchase price of $4.1 million. During the year ended December 31, 2016, 4,966,763 shares were repurchased under the Repurchase Program, at a weighted average price of $14.89 per share, for an aggregate purchase price of $74.0 million. As of December 31, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.
As of December 31, 2019, we had $110.8 million of consolidated cash and cash equivalents and $84.1 million of restricted cash and escrows. The restricted cash as of December 31, 2019 primarily consisted of $70.8 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $4.7 million primarily for real estate taxes and insurance escrows, $2.0 million for disposition escrows heldback at closing, and $6.6 million in deposits made for capital projects.
Our outstanding total debt at December 31, 2019 was $1.3 billion, which had a weighted average interest rate of 3.72%, and a weighted average maturity of 5.1 years for our secured mortgage loans and 3.0 years for our unsecured term loans and senior unsecured revolving credit facility, including available extension options. Some of our loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of December 31, 2019, the Company was in compliance with all such covenants.
Unsecured Term Loans and Hotel Mortgages
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
In September 2019, the Company repriced its $125 million unsecured term loan maturing in September 2024 to reduce the borrowing cost. The term loan now bears an interest rate based on a pricing grid with a range of 135 to 200 basis points over LIBOR as determined by the Company's leverage ratio, a reduction of 35 to 55 basis points from the previous leverage-based grid. The Company previously fixed LIBOR on the loan through September 2022 at 1.92% resulting in a current annual interest rate of 3.37%.
In December 2019, the Company elected to prepay the mortgage loan collateralized by the Marriott Charleston Town Center and repaid the remaining principal balance of approximately $15 million and the outstanding accrued interest. The mortgage loan was to mature in July 2020.
Senior Unsecured Revolving Credit Facility
During the fourth quarter of 2019 we made a draw totaling $160 million to fund a portion of the purchase price of Hyatt Regency Portland at the Oregon Convention Center. As of December 31, 2019, we had an outstanding balance of $160 million on the senior unsecured revolving credit facility with remaining availability of $340 million.
Interest is paid on the periodic advances under the unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. Our credit facility requires an unused commitment fee ranging from 0.20% to 0.30% on the unused portion of the available borrowing amount, which totaled approximately $1.5 million for the year ended December 31, 2019. The facility also contains customary covenants and restrictions for similar type facilities and, as of December 31, 2019, we were in compliance with these requirements.
Derivatives
We continuously monitor and evaluate the level of floating rate debt exposure that we have and will continue to use interest rate hedges to limit it as we determine appropriate. See "Part II Item. 7 Derivative Instruments" for more information related to our hedging policy and transaction activity.

Borrowings
Debt as of December 31, 2019 and December 31, 2018 consisted of the following (dollars in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	December 31, 2019	December 31, 2018
Mortgage Loans
Marriott Charleston Town Center	Fixed	—		7/1/2020	—	$15,392
Marriott Dallas City Center	Fixed(2)	4.05%		1/3/2022	$51,000	51,000
Hyatt Regency Santa Clara	Fixed(2)	—		1/3/2022	—	90,000
Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023	58,000	59,000
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed(3)	3.90%		8/14/2024	100,000	100,000
Andaz Napa	Variable	3.66%		9/13/2024	56,000	56,000
The Ritz-Carlton, Pentagon City	Fixed(2)	4.95%		1/31/2025	65,000	65,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025	60,731	61,806
Grand Bohemian Hotel Orlando	Fixed	4.53%		3/1/2026	58,286	59,281
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,000	115,000
Total Mortgage Loans		4.31%	(4)		$564,017	$672,479
Unsecured Term Loan $175M	Fixed(5)	2.89%		2/15/2021	175,000	175,000
Unsecured Term Loan $125M	Fixed(5)	3.38%		10/22/2022	125,000	125,000
Unsecured Term Loan $150M	Variable	3.32%		8/21/2023	150,000	65,000
Unsecured Term Loan $125M	Fixed(5)	3.37%		9/13/2024	125,000	125,000
Senior Unsecured Revolving Credit Facility	Variable	3.41%		2/28/2022	160,000	—
Loan discounts and unamortized deferred financing costs, net(6)					(5,963)	(7,391)
Debt, net of loan discounts and unamortized deferred financing costs		3.72%	(4)		$1,293,054	$1,155,088

(1)	Variable index is one-month LIBOR. Interest rates as of December 31, 2019.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for portion of or the entire term of the loan.

(3)	A variable interest loan for which the interest rate has been fixed on $90 million of the balance through January 2022, after which the rate reverts to variable.

(4)	Represents the weighted average interest rate as of December 31, 2019.

(5)	LIBOR has been fixed for either a portion of or the entire term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(6)	Includes loan discounts recognized upon modification and deferred financing costs, net of the accumulated amortization.
Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. As of December 31, 2019 and 2018, we held a total of $70.8 million and $60.6 million, respectively, of furniture, fixtures and equipment reserves. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
During the year ended December 31, 2019 and 2018, we made cash payments totaling $93.0 million and $108.2 million for capital expenditures, respectively.
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
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
The table below presents summary cash flow information for the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$246,570	$254,194
Net cash used in used in investing activities	(222,888)	(49,802)
Net cash flows provided by (used in) financing activities	9,656	(173,188)
Increase in cash and cash equivalents	$33,338	$31,204
Cash and cash equivalents and restricted cash, at beginning of year	161,608	130,404
Cash and cash equivalents and restricted cash, at end of year	$194,946	$161,608
Operating

•
Cash provided by operating activities was $246.6 million and $254.2 million for the year ended December 31, 2019 and 2018, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net decrease to cash provided by operating activities during the year ended December 31, 2019 was primarily due to changes in our portfolio composition reflecting completed acquisitions and dispositions and the timing of such transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the year ended December 31, 2019 and 2018.

Investing

•
Cash used in investing activities during the year ended December 31, 2019 was $222.9 million compared to $49.8 million during 2018. Cash used in investing activities for the year ended December 31, 2019 was primarily due to (i) $190.0 million for the acquisition of Hyatt Regency Portland at the Oregon Convention Center and (ii) $93.0 million in capital improvements at our hotel properties, which was offset by (iii) proceeds from the dispositions of Marriott Chicago at Medical District/UIC and Marriott Griffin Gate Resort & Spa for net proceeds of $60.2 million. Cash used in investing activities for the year ended December 31, 2018 was primarily due to (i) $354.1 million for the acquisition of The Ritz-Carlton, Denver, Fairmont Pittsburgh, Park Hyatt Aviara Resort, Golf Club & Spa, and Waldorf Astoria Atlanta Buckhead and (ii) $108.2 million in capital improvements at our hotel properties, which was offset by (iii) proceeds from the disposition of Aston Waikiki Beach Hotel, Hilton Garden Inn Washington D.C. Downtown, and Residence Inn Denver City Center for net proceeds of $412.6 million.

Financing

•
Cash provided by financing activities during the year ended December 31, 2019 was $9.7 million and cash used in financing activities was $173.2 million for the year ended December 31, 2018. Cash provided by financing activities for the year ended December 31, 2019 was primarily attributed to (i) proceeds of $85.0 million from the draw down of the remaining balance of the unsecured term loan entered into in during 2018, (ii) proceeds of $160.0 million from the draw on the senior unsecured revolving credit facility to acquire the Hyatt Regency Portland at the Oregon Convention Center, which was offset by (iii) the payment of $125.9 million in dividends, (iv) the repayment of mortgage debt totaling $104.9 million, and (v) principal payments of $3.6 million. Cash used in financing activities for the year ended December 31, 2018 was primarily attributed to (i) the payment of $121.7 million in dividends, (ii) the repayment of mortgage debt totaling $271.7 million and $3.9 million of principal payments, (iii) the net repayment of the outstanding balance on the senior unsecured revolving credit facility totaling $40 million, (iv) the payment of $4.8 million in loan costs attributed to current year financing transactions, (v) the acquisition of the non-controlling interest in two real estate investments for $12.3 million, (vi) the redemption of Operating Partnership Units for $0.8 million and (vii) $1.0 million of shares redeemed to satisfy tax withholdings on vested share based compensation. These decreases were offset by proceeds of (i) $135.0 million, net of transaction costs, from the sale of our common stock through the ATM program, (ii) $83.0 million from the funding of mortgage debt and (iii) and proceeds of $65 million from the funding of the term loan entered into during 2018.
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest) and lease agreements as of December 31, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,323,036	$48,732	$438,574	$540,844	$294,886
Senior unsecured credit facility(1)	171,367	5,456	165,911	—	—
Ground leases	42,039	1,661	3,322	3,322	33,734
Parking garage leases	16,094	322	650	658	14,464
Corporate office lease	4,122	423	882	931	1,886
Total	$1,556,658	$56,594	$609,339	$545,755	$344,970

(1)
Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1 month LIBOR as of December 31, 2019.

Off-Balance Sheet Arrangements
As of December 31, 2019, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2019 totaled $22.3 million.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk in accordance with the criteria of the hedging policy approved by our Board of Directors. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. We anticipate that our interest rate hedges will be highly effective because the terms of the derivative instruments exactly match the terms of the related hedged debt agreements. As such, periodic changes in the fair value of these derivatives are expected to be reflected in other comprehensive income (loss) in our consolidated financial statements. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with well-known creditworthy financial institutions.
As of December 31, 2019, we had various interest rate swaps with an aggregate notional amount of $689.0 million. These swaps fix a portion of the variable interest rate for four of our hotel mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of three of our unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.
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
As of December 31, 2019, the Company's has various interest rate swaps with a notional amount of $514.0 million that have maturity dates ranging from 2022 to 2023 that are indexed to LIBOR. The Company is currently monitoring and evaluating the related risks, which include interest expense and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
Inflation may affect our expenses, including, without limitation, by increasing costs such as wages, benefits, food, taxes, property and casualty insurance, borrowing costs and utilities. In addition, our hotel expenses may increase at higher rates than hotel revenue. In recent years, the cost of wages and benefits, property taxes and insurance premiums, among others, have increased at a higher rate than in years past, which is expected to continue in 2020.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, we expect our revenues and operating income to be the highest during the second quarter of the year followed in order of significance by the first, third and fourth quarters based on our current portfolio composition assuming a stable macroeconomic environment.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying consolidated financial statements included herein this Annual Report for additional information related to recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of December 31, 2019 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.8 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2018 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $1.8 million per annum. The decrease from prior period was driven by the management's efforts to repay or refinance floating rate debt with fixed rate debt and the entering into interest rate swap agreements to fix interest rates for the term of loans to hedge against future increases in interest rates.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2019, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgages and term loans)(2)	$4,365	$180,135	$181,840	$60,788	$217,969	$277,920	$923,017	$943,284
Variable rate debt (mortgage and term loans)	—	270	1,080	151,080	63,570	—	216,000	217,304
Senior unsecured revolving credit facility	—	—	—	160,000	—	—	160,000	160,886
Total	$4,365	$180,405	$182,920	$371,868	$281,539	$277,920	$1,299,017	$1,321,474
Weighted average interest rate on debt:
Fixed rate debt (mortgages and term loans)(2)	4.45%	2.94%	3.60%	4.16%	3.61%	4.66%	3.83%	3.21%
Variable rate debt (mortgage and term loans)	—	3.66%	3.66%	3.32%	3.69%	—	3.43%	3.11%
Senior unsecured revolving credit facility	—	—	—	3.41%	—	—	3.41%	2.89%

(1)	The debt maturity excludes net mortgage discounts and unamortized deferred financing costs of $6.0 million as of December 31, 2019.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of December 31, 2019.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure on Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of Principal Executive Officer and our Principal Financial Officer has evaluated, as of December 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2019, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-5, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
First Amendment to our Second Amended and Restated Bylaws

On and effective as of February 19, 2020, our Board of Directors adopted the First Amendment to our Second Amended and Restated Bylaws (the “Bylaws”) to permit our stockholders to amend the Bylaws, as described below.
Article XV of the Bylaws has been amended to permit our stockholders to amend the Bylaws by the affirmative vote of the holders of a majority of the outstanding shares of our common stock pursuant to a binding proposal properly submitted to the stockholders in accordance with the notice procedures and all other relevant provisions of the Bylaws for approval at a duly called annual or special meeting of stockholders by any stockholder that owns shares of our common stock in the amount and for the duration of time specified in Rule 14(a)-8 under the Securities Exchange Act of 1934, as amended.
The foregoing summary of the amendment to our Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended, a copy of which is filed as Exhibit 3.6 to this Annual Report on form 10-K and incorporated herein by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, which includes the 2015 Incentive Award Plan as of December 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan	1,931,073	$9.84	2,608,071
Equity compensation plans not approved by security holders	—	—	—

(1)
Represents (i) 247,108 shares underlying awards of restricted stock units and (ii) 1,683,965 LTIP Units (as defined in the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan) outstanding under the 2015 Incentive Award Plan, in each case, as of December 31, 2019.

(2)	Includes shares of common stock available for future grants under the 2015 Incentive Award Plan as of December 31, 2019.
See Note 13 to the accompanying consolidated financial statements included herein this Annual Report for additional information regarding these compensation plans.
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

2)	Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-44 through F-47:
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

3.6*	First Amendment to the Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. dated February 19, 2020

4.1*	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1
Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2
First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of XHR LP dated October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on October 31, 2019)

10.3
Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, among XHR LP, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.4
Amended and Restated Parent Guaranty, dated as of January 11, 2018, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.5
Amended and Restated Subsidiary Guaranty, dated as of January 11, 2018, by certain subsidiaries of XHR LP for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.6+
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.7+
First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.8+	Form of Class A Performance LTIP Unit Agreement (2017) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.9+	Form of Time-Based LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.10+	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.11*	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 19, 2020

10.12+	Form of LTIP Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.13+
Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.14+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.15*	Xenia Hotels & Resorts, Inc. Retirement Policy dated as of February 18, 2020

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Chairman and Chief Executive Officer
Date:	February 25, 2020
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Chairman and Chief Executive Officer (principal executive officer)	February 25, 2020
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 25, 2020
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 25, 2020
Name:	Joseph T. Johnson

By:	/s/ JEFFREY H. DONAHUE	Lead Director	February 25, 2020
Name:	Jeffrey H. Donahue

By:	/s/ JOHN H. ALSCHULER, JR.	Director	February 25, 2020
Name:	John H. Alschuler, Jr.

By:	/s/ KEITH E. BASS	Director	February 25, 2020
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	February 25, 2020
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	February 25, 2020
Name:	Beverly K. Goulet

By:	/s/ DENNIS D. OKLAK	Director	February 25, 2020
Name:	Dennis D. Oklak

By:	/s/ MARY ELIZABETH McCORMICK	Director	February 25, 2020
Name:	Mary Elizabeth McCormick

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the fair value of land acquired in the Hyatt Regency Portland at the Oregon Convention Center acquisition
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired approximately $190 million of property during the year ended December 31, 2019. The Company determined the acquisition to be an asset acquisition, and allocated the transaction price to the individual assets acquired at their relative fair value as of the acquisition date. These assets have varying depreciable lives and certain of these assets are non-depreciable. The allocation of costs to non-depreciable assets (land) have an impact on the amount of depreciation expense recorded in future periods, as well as the future carrying amount of the acquired properties.
We identified the evaluation of the fair value of land acquired in the Hyatt Regency Portland at the Oregon Convention Center acquisition as a critical audit matter. This was due to challenging auditor judgment, which required the specialized skills and knowledge to identify and evaluate comparable land sales within the pertinent market areas and identify and evaluate adjustments to such transactions for differences in property attributes used by the Company in their determination of the fair value of land.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to determine the fair value of land acquired in asset acquisitions. These included controls related to the identification of the population of comparable transactions and evaluation of adjustments to the comparable market transactions for differences in property attributes. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

–	Evaluating the market comparable transactions, including adjustments to such transactions, used by the Company in the determination of fair value; and

–
Independently obtaining third-party audit evidence of comparable sales transactions from industry sources, including information about the transaction prices and features of the comparable assets, and compared this to the Company’s fair value of land acquired.

Evaluation of goodwill impairment analysis for Bohemian Hotel Savannah Riverfront, Autograph Collection, reporting unit
As discussed in Note 2 to the consolidated financial statements, the goodwill balance as of December 31, 2019 was $25.0 million. During the year ended December 31, 2019, the Company determined the carrying value of goodwill related to Bohemian Hotel Savannah Riverfront, Autograph Collection reporting unit was in excess of its fair value and therefore recorded an impairment charge of $9.4 million. The Company performs goodwill impairment testing annually or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value.
We identified the evaluation of the goodwill impairment analysis for the Bohemian Hotel Savannah Riverfront, Autograph Collection reporting unit as a critical audit matter. This is due to a high degree auditor judgment required in evaluating certain assumptions used to estimate the fair value of this reporting unit. Specifically, the evaluation of the revenue growth rates, terminal capitalization rate, and discount rate were subjective and challenging to test as minor changes to those assumptions had a significant effect on the Company’s assessment of the carrying value of the goodwill.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the development of the revenue growth rates, terminal capitalization rate, and discount rate assumptions. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

–	Assessing the Company’s revenue growth rates by comparing the revenue growth rates in the Company’s analyses to industry reports; and

–	Evaluating the terminal capitalization rate and discount rate by comparing them against a rate range that was independently developed using publicly available market data for comparable entities.
Evaluation of investments in hotel properties for impairment
As discussed in Note 2 to the consolidated financial statements, investments in hotel properties, including the related intangible assets, were $2.9 billion as of December 31, 2019. The Company performs impairment testing whenever events or changes in circumstances indicate that the carrying amount of hotel properties may not be recoverable.
We identified the evaluation of investments in hotel properties for impairment as a critical audit matter. This is due to a high degree of auditor judgment that was involved in 1) evaluating whether changes in market conditions in a location that the Company operates would indicate a significant decrease in the fair value of the long-lived assets, 2) determining whether significant changes in the Company’s budgeted renovations have occurred that could adversely affect the property’s financial condition and results of operations, 3) determining if a substantial decrease in current and/or projected operating results has occurred, and 4) considering any changes in the Company’s anticipated hold period of a hotel property. Changes in these judgments could have a significant impact on whether the carrying amount of investments in hotel properties are recoverable.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to evaluate investments in hotel properties for impairment. We performed an independent assessment for changes in market conditions and operating performance related to individual hotel properties, and compared the results of our assessment to the Company’s analysis. We compared actual costs of renovations to budget to identify significant changes and compared the results to the Company’s analysis. We compared actual results to the Company’s previous forecasts, and inspected the Company’s current period net cash flows and most recent forecasts to identify significant changes in projected operating results. We inquired of Company officials and inspected Company documents for changes to hold periods of a hotel property.
/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Orlando, Florida
February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Xenia Hotel & Resorts, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Orlando, Florida
February 25, 2020

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2019 and 2018
(Dollar amounts in thousands)

	December 31, 2019	December 31, 2018
Assets
Investment properties:
Land	$483,052	$477,350
Buildings and other improvements	3,270,056	3,113,745
Total	$3,753,108	$3,591,095
Less: accumulated depreciation	(826,738)	(715,949)
Net investment properties	$2,926,370	$2,875,146
Cash and cash equivalents	110,841	91,413
Restricted cash and escrows	84,105	70,195
Accounts and rents receivable, net of allowance for doubtful accounts	36,542	34,804
Intangible assets, net of accumulated amortization (Note 6 and Note 9)	28,997	61,541
Other assets	76,151	36,988
Total assets	$3,263,006	$3,170,087
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 7)	$1,293,054	$1,155,088
Accounts payable and accrued expenses	88,197	84,967
Distributions payable	31,802	31,574
Other liabilities	74,795	45,753
Total liabilities	$1,487,848	$1,317,382
Commitments and Contingencies (Note 14)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 112,670,757 and 112,583,990 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,127	1,126
Additional paid in capital	2,060,924	2,059,699
Accumulated other comprehensive (loss) income	(4,596)	12,742
Accumulated distributions in excess of net earnings	(318,434)	(249,654)
Total Company stockholders' equity	$1,739,021	$1,823,913
Non-controlling interests	36,137	28,792
Total equity	$1,775,158	$1,852,705
Total liabilities and equity	$3,263,006	$3,170,087
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rooms revenues	$686,485	$659,697	$623,331
Food and beverage revenues	382,031	335,723	266,977
Other revenues	80,571	62,787	54,969
Total revenues	$1,149,087	$1,058,207	$945,277
Expenses:
Rooms expenses	162,853	154,716	142,561
Food and beverage expenses	247,487	214,935	173,285
Other direct expenses	30,076	19,677	14,438
Other indirect expenses	285,920	254,881	229,957
Management and franchise fees	46,521	45,553	43,459
Total hotel operating expenses	$772,857	$689,762	$603,700
Depreciation and amortization	155,128	157,838	152,977
Real estate taxes, personal property taxes and insurance	50,184	47,721	44,310
Ground lease expense	4,403	4,882	5,848
General and administrative expenses	30,732	30,460	31,552
Gain on business interruption insurance	(823)	(5,043)	(559)
Acquisition, terminated transaction and pre-opening expenses	954	763	1,578
Impairment and other losses	24,171	—	2,254
Total expenses	$1,037,606	$926,383	$841,660
Operating income	$111,481	$131,824	$103,617
(Loss) gain on sale of investment properties	(947)	123,540	50,747
Other income	895	1,162	853
Interest expense	(48,605)	(51,402)	(46,294)
Loss on extinguishment of debt	(214)	(599)	(274)
Net income before income taxes	$62,610	$204,525	$108,649
Income tax expense	(5,367)	(5,993)	(7,833)
Net income	$57,243	$198,532	$100,816
Net income attributable to non-controlling interests	$(1,843)	$(4,844)	$(1,954)
Net income attributable to common stockholders	$55,400	$193,688	$98,862

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income - Continued
For the Years Ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Basic and diluted earnings per share
Net income per share available to common stockholders	$0.49	$1.75	$0.92
Weighted average number of common shares (basic)	112,636,123	110,124,142	106,767,108
Weighted average number of common shares (diluted)	112,918,598	110,377,734	107,019,152

Comprehensive Income:
Net income	$57,243	$198,532	$100,816
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivative instruments	(14,401)	4,944	3,388
Reclassification adjustment for amounts recognized in net income (interest expense)	(3,510)	(2,826)	2,396
	$39,332	$200,650	$106,600
Comprehensive (income) loss attributable to non-controlling interests:
Comprehensive income attributable to non-controlling interests	$(1,270)	$(4,897)	$(2,070)
Comprehensive income attributable to the Company	$38,062	$195,753	$104,530
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Distributions in Excess of Net Earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at December 31, 2016	106,794,788	$1,068	$1,925,554	$5,009	$(302,034)	$8,877	$13,093	$21,970	$1,651,567
Net income (loss)	—	—	—	—	98,862	2,053	(99)	1,954	100,816
Repurchase of common shares, net	(240,352)	(2)	(4,101)	—	—	—	—	—	(4,103)
Dividends, common share / units ($1.10)	—	—	—	—	(117,792)	(577)	—	(577)	(118,369)
Share-based compensation	288,730	3	4,648	—	—	7,312	—	7,312	11,963
Shares redeemed to satisfy tax withholding on vested share-based compensation	(107,830)	(1)	(1,977)	—	—	—	—	—	(1,978)
Distributions to non-controlling interests	—	—	—	—	—	—	(594)	(594)	(594)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	3,320	—	68	—	68	3,388
Reclassification adjustment for amounts recognized in net income	—	—	—	2,348	—	48	—	48	2,396
Balance at December 31, 2017	106,735,336	1,068	1,924,124	10,677	(320,964)	17,781	12,400	30,181	1,645,086
Net income (loss)	—	—	—	—	193,688	5,132	(288)	4,844	198,532
Proceeds from sale of common stock, net	5,719,959	57	134,811	—	—	—	—	—	134,868
Dividends, common share / units ($1.10)	—	—	—	—	(122,378)	(1,030)	—	(1,030)	(123,408)
Share-based compensation	187,250	2	2,025	—	—	7,693	—	7,693	9,720
Shares redeemed to satisfy tax withholding on vested share-based compensation	(58,555)	(1)	(1,179)	—	—	—	—	—	(1,180)
Contributions from non-controlling interests	—	—	—	—	—	—	79	79	79
Acquisition of non-controlling interests	—	—	(82)	—	—	—	(12,191)	(12,191)	(12,273)
Redemption of Operating Partnership Units	—	—	—	—	—	(837)	—	(837)	(837)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	4,820	—	124	—	124	4,944
Reclassification adjustment for amounts recognized in net income	—	—	—	(2,755)	—	(71)	—	(71)	(2,826)
Balance at December 31, 2018	112,583,990	1,126	2,059,699	12,742	(249,654)	28,792	—	28,792	1,852,705
Net income	—	—	—	—	55,400	1,843	—	1,843	57,243
Dividends, common share / units ($1.10)	—	—	—	—	(124,180)	(1,949)	—	(1,949)	(126,129)
Share-based compensation	120,885	1	1,898	—	—	8,024	—	8,024	9,923
Shares redeemed to satisfy tax withholding on vested share-based compensation	(34,118)	—	(673)	—	—	—	—	—	(673)
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(13,940)	—	(461)	—	(461)	(14,401)
Reclassification adjustment for amounts recognized in net income	—	—	—	(3,398)	—	(112)	—	(112)	(3,510)
Balance at December 31, 2019	112,670,757	$1,127	$2,060,924	$(4,596)	$(318,434)	$36,137	$—	$36,137	$1,775,158
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$57,243	$198,532	$100,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,270	154,262	148,939
Non-cash ground rent and amortization of other intangibles	3,060	3,854	4,500
Amortization of debt premiums, discounts, and financing costs	2,452	2,595	2,848
Loss on extinguishment of debt	214	599	274
Loss (gain) on sale of investment properties	947	(123,540)	(50,747)
Impairment and other losses	24,171	—	950
Share-based compensation expense	9,380	9,172	9,930
Changes in assets and liabilities:
Accounts and rents receivable	(1,764)	4,104	(1,909)
Other assets	(4,318)	3,513	229
Accounts payable and accrued expenses	2,417	1,307	(11,035)
Other liabilities	498	(204)	8,019
Net cash provided by operating activities	$246,570	$254,194	$212,814
Cash flows from investing activities:
Purchase of investment properties	(190,024)	(354,149)	(605,510)
Capital expenditures and tenant improvements	(93,036)	(108,210)	(86,401)
Proceeds from sale of investment properties	60,172	412,557	204,353
Net cash used in investing activities	$(222,888)	$(49,802)	$(487,558)
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	—	83,000	215,000
Payoffs of mortgage debt	(104,857)	(271,709)	(127,876)
Principal payments of mortgage debt	(3,606)	(3,901)	(5,796)
Payment of loan fees	(418)	(4,824)	(3,207)
Proceeds from draws on the senior unsecured revolving credit facility	160,000	170,000	120,000
Payments on senior unsecured revolving line of credit	—	(210,000)	(80,000)
Proceeds from unsecured term loan	85,000	65,000	125,000
Contributions from non-controlling interests	—	79	—
Proceeds from issuance of common stock, net of offering costs	—	135,031	—
Acquisition of non-controlling interest in consolidated real estate investments	—	(12,273)	—
Redemption of Operating Partnership Units	—	(837)	—
Repurchase of common shares	—	—	(4,103)
Dividends	(125,865)	(121,733)	(118,442)
Shares redeemed to satisfy tax withholding on vested share based compensation	(598)	(1,021)	(1,861)
Distributions paid to non-controlling interests	—	—	(594)
Net cash provided by (used) in financing activities	$9,656	$(173,188)	$118,121
Net increase (decrease) in cash and cash equivalents and restricted cash	33,338	31,204	(156,623)
Cash and cash equivalents and restricted cash, at beginning of year	161,608	130,404	287,027
Cash and cash equivalents and restricted cash, at end of year	$194,946	$161,608	$130,404

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2019, 2018 and 2017
(Dollar amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$110,841	$91,413	$71,884
Restricted cash	84,105	70,195	58,520
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$194,946	$161,608	$130,404

The following represents cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$46,526	$49,152	$42,888
Cash paid for income taxes	4,339	7,709	4,663

Cash acquired as part of asset acquisition	$600	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,079	$2,054	$764
Adjustment to record right of use asset and lease liability, net	28,072	—	—
Distributions payable	31,802	31,574	29,930
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Consolidated Financial Statements
December 31, 2019

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 United States ("U.S.") lodging markets as well as key leisure destinations in the U.S.
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of December 31, 2019, the Company collectively owned 96.8% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 3.2% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
Xenia operates as a real estate investment trust ("REIT") for U.S. federal income tax purposes. To qualify as a lodging REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding Inc. (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent operators to manage the hotels.
As of December 31, 2019, the Company owned 39 lodging properties with a total of 11,245 rooms (unaudited). As of December 31, 2018, the Company owned 40 lodging properties with a total of 11,165 rooms (unaudited). As of December 31, 2017, the Company owned 39 lodging properties, 37 of which were wholly owned, with 11,533 rooms (unaudited).
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
Risks and Uncertainties
The Company had a geographical concentration of revenues generated in Orlando, Florida for the year ended December 31, 2019 and 2018, where approximately 10% and 11% of the total revenue of the Company were generated, respectively. For the year ended December 31, 2017, the Company had a geographical concentration of revenues generated in Houston, Texas where 10% of the revenues of the Company were generated. In addition, over 30% of the Company's total revenues for the years ended December 31, 2019 and 2018, respectively, was concentrated in its five largest hotels. To the extent that there are adverse changes in these hotels or in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. Should any of our hotels experience a significant decline in operational performance, it may affect the Company's ability to make distributions to our stockholders and service debt or meet other financial obligations.
Reclassifications
Certain prior year amounts in these financial statements have been reclassified to conform to the presentation for the year ended December 31, 2019.
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
Non-controlling Interests
The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted average ownership percentage for the applicable period. The consolidated statement of changes in equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2019, all share-based payments awards are included in permanent equity.
As of December 31, 2019, the consolidated results of the Company included the ownership interests of its Operating Partnership Units in the Operating Partnership, which are held by the Company's current executive officers and Board of Directors.
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

Restricted Cash and Escrows
The restricted cash as of December 31, 2019 primarily consists of $70.8 million related to lodging furniture, fixtures and equipment reserves as required per the terms of our management and franchise agreements, $6.6 million in deposits made for capital projects, $4.7 million held in restricted escrows primarily for real estate taxes and insurance, and $2.0 million disposition escrows heldback at closing.
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
Direct and indirect costs that are related to the construction and improvements of investment properties are capitalized. Interest and costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress, which included $0.8 million for the year ended December 31, 2019. The Company also capitalizes project management compensation-related costs and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio, which included $2.8 million for each of the years ended December 31, 2019 and 2018, respectively and $2.7 million for the year ended December 31, 2017.
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
The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease, including the respective renewal periods, and is recorded as non-cash rent expense. The portion of the purchase price allocated to acquired in-place lease intangibles are amortized on a straight-line basis over the life of the related lease and is recorded as amortization expense. The portion of the purchase price allocated to advance bookings is amortized on a straight-line basis over the estimated life and is recorded as amortization expense.
Impairment
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"). The guidance is intended to simplify the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test under the historical guidance, which required a hypothetical purchase price allocation. A goodwill impairment under ASU 2017-04 will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The Company early adopted ASU 2017-04 during the year ended December 31, 2019.
In accordance with ASU 2017-04, the Company has the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The optional qualitative assessment determines whether it is more likely than not that the specific goodwill's fair value is less than its carrying amount. If it is determined that it is more likely than not that the goodwill is impaired, the Company performs a single-step to identify and measure impairment. The fair value of goodwill is based on either the direct capitalization or the discounted cash flow valuation method. The direct capitalization method is based on a capitalization rate, which is generally observable (a Level 2 input, but at times could be unobservable, which is a Level 3 input), applied to the underlying hotel's most recent stabilized trailing twelve month net operating income at the time of the fair value analysis. The discounted cash flow method is based on estimated future cash flow projections that utilize discount rates, terminal capitalization rates, and planned capital expenditures, which are generally unobservable in the market place (Level 3 inputs), but these estimates approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including the historical operating results, estimated growth rates, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value an impairment charge is recorded in an amount equal to that excess.
As of December 31, 2019 and 2018, the Company had goodwill of $25.0 million and $34.4 million, respectively, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets for the period then ended. During the year ended December 31, 2019, the Company determined the carrying value of goodwill related to Bohemian Hotel Savannah Riverfront, Autograph Collection, was in excess of its fair value and therefore recorded an impairment charge of $9.4 million. Refer to Note 9 for further information. During the year ended December 31, 2018, the Company derecognized $5.4 million of goodwill upon the disposition of Hilton Garden Inn Washington D.C. Downtown. During the year ended December 31, 2017, no impairment of goodwill was recorded.

Long-lived assets and intangibles
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property (1) experiences a significant decrease in the market price of the long-lived asset, (2) experiences a current or projected loss from operations combined with a history of operating or cash flow losses, (3) when it becomes more likely than not that a hotel property will be sold before the end of its useful life, (4) an accumulation of costs significantly in excess of the amount originally expected for the acquisition, construction or renovation of a long-lived asset, (5) adverse changes in the demand for lodging at a specific property due to declining national or local economic conditions and/or new hotel construction in markets where the hotel is located, (6) a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset and/or (7) a significant adverse change in the extent or manner in which a long-lived asset is being used in its physical condition. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment charge to the extent that the carrying value exceeds fair value.
During the year ended December 31, 2019, the Company recorded an impairment charge of $14.8 million for Marriott Chicago at Medical District/UIC to reduce the carrying value of the long-lived asset to fair value. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. Refer to Note 4 and 9 for further information.
Impairment estimates
The valuation and possible subsequent impairment of long-lived investment properties and/or goodwill is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
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
Leases
In February 2016, the FASB issued ASU 2016-02 ("Topic 842"), Leases, which replaced Topic 840, Leases, and requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements ("ASU 2016-02"). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"); ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"); and ASU 2018-11, Targeted Improvements ("ASU 2018-11"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the income statement.
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

For leases greater than 12 months, the Company evaluates the lease at commencement to determine if the lease is an operating or finance lease. If a lease includes variable lease payments that are based on an index or rate, such as the Customer Price Index, these increases are included in the lease liability. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Certain of our hotels have retail space that is leased to third parties. Rental income from retail leases is recognized on a straight-line basis over the term of the underlying lease and is included in other income on the consolidated statement of operations and comprehensive income. Percentage rent is recognized at the point in time in which the underlying thresholds are achieved and percentage rent is earned.
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
Hurricane Irma made landfall in September 2017, the aftermath of which continued to impact demand in the Key West market into 2018 and 2019, including at the Hyatt Centric Key West Resort & Spa. During the year ended December 31, 2019 the Company recognized $0.8 million of business interruption insurance proceeds for Hyatt Centric Key West Resort & Spa, of which $0.7 million of the proceeds related to lost income in 2018, with the remaining $0.1 million attributable to lost income from the first quarter of 2019.
During the year ended December 31, 2018, the Company recognized $5.0 million of business interruption insurance proceeds. Of the $5.0 million recognized, $3.1 million of the proceeds related to Hyatt Centric Key West Resort & Spa and $0.2 million of the proceeds related to Marriott Woodlands Waterway Hotel & Convention Center from lost income attributed to Hurricanes Irma and Harvey, respectively. The remaining $1.7 million recognized during the year ended December 31, 2018, related insurance proceeds received for the Company's two Napa hotels for lost income as a result of the Northern California wildfires that impacted the hotels in the fourth quarter of 2017.
During the year ended December 31, 2017, the Company recognized $0.6 million of business insurance recovery proceeds, which was attributed to Hurricane Irma.
These amounts are included in gain on business interruption insurance on the consolidated statements of operations and comprehensive income for the periods then ended.

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
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), the operations for the investment properties held for sale are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
Disposition of Real Estate
The Company accounts for dispositions of real estate in accordance with ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20") for the transactions between the Company and unrelated third parties that are not considered a customer in the ordinary course of business. Typically, the real estate assets disposed of do not represent the transfer of a business or contain a material amount of financial assets, if any. The real estate assets promised in a sales contract are typically nonfinancial assets (i.e. land or a leasehold interest in land, building, furniture, fixtures and equipment) or in substance nonfinancial assets. The Company recognizes a gain in full when the real estate is sold, provided (a) there is a valid contract and (b) transfer of control has occurred.
Prior to the adoption of Subtopic 610-20, the Company accounted for dispositions in accordance with FASB Accounting Standards Codification 360-20, Real Estate Sales. The Company recognized the gain in full when real estate was sold, provided (a) the profit was determinable, that is, the collectability of the sales price was reasonably assured or the amount that would not be collectible could be estimated, and (b) the earnings process was virtually complete, that is, the seller was not obliged to perform significant activities after the sale to earn the profit and the buyer had paid a significant non-refundable deposit.
Deferred Financing Costs
Financing costs related to senior unsecured credit facility and long-term debt are recorded at cost and are amortized as interest expense on a straight-line basis, which approximates the effective interest method, over the life of the related debt instrument, unless there is a significant modification to the debt instrument. The balance of unamortized deferred financing costs related to the senior unsecured revolving credit facility is included in other assets and unamortized deferred financing costs related to long-term debt are presented as a reduction in debt, net of loan discounts and unamortized deferred financing costs on the consolidated balance sheet. Deferred financing costs related to the credit facility were $3.4 million and $5.6 million at December 31, 2019 and 2018, respectively. This was offset by accumulated amortization of $1.6 million and $3.1 million, respectively. As of December 31, 2019, deferred financing costs related to long-term debt were $10.9 million, which was offset by accumulated amortization of $5.0 million. As of December 31, 2018, deferred financing costs related to long-term debt were $12.2 million, which was offset by accumulated amortization of $5.0 million, respectively.

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
Revenues
Revenue consists of amounts derived from hotel operations, including the sale of rooms for lodging accommodations, food and beverage, and other ancillary revenue generated by hotel amenities including parking, spa, golf, resort fees and other services.
Revenues are generated from various distribution channels including but not limited to direct bookings, global distribution systems and Internet travel sites. Room transaction prices are based on an individual hotel's location, room type and the bundle of services included in the reservation and are set by the hotel daily. Any discounts, including advanced purchase, loyalty point redemptions or promotions are recognized at the discounted rate whereas rebates and incentives are recorded as a reduction in rooms revenue when earned. Revenues from online channels are generally recognized net of commission fees, unless the end price paid by the guest is known. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the guest. Cash received from a guest prior to check-in is recorded as an advanced deposit and is generally recognized as rooms revenue at the time the room reservation has become non-cancellable, upon occupancy or upon expiration of the re-booking date. Advance deposits are included in other liabilities on the consolidated balance sheets. Payment of any remaining balance is typically due from the guest upon check-out. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues).
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
Resort and amenity fees, spa, golf and other ancillary amenity revenues are recognized at the point in time the goods or services have been rendered to the guest at the stated price for the service or amenity.
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2019, 2018 and 2017, comprehensive income attributable to the Company was $38.1 million, $195.8 million and $104.5 million, respectively. As of December 31, 2019, 2018 and 2017, the Company's accumulated other comprehensive loss was $4.6 million and comprehensive income of $12.7 million and $10.7 million, respectively.

Income Taxes
The Company has elected to be taxed as, and has operated in a manner that management believes will allow it to continue to qualify as, a REIT under the Internal Revenue Code of 1986, as amended, (the "Code") for federal income tax purposes. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal income tax on taxable income that is currently distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal, state and local income tax on its taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for the four years following the failure. Even if the Company qualifies for taxation as a REIT, the Company also may be subject to certain federal, state, and local taxes on its income and assets, including (1) taxes on any undistributed income, (2) taxes related to its TRS, (3) certain state or local income taxes, (4) franchise taxes, (5) property taxes, (6) transfer taxes and (7) corporate alternative minimum tax (for tax years ending prior to January 1, 2018).
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
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, Operating Partnership Units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income and capitalized in the basis of buildings and other improvements in the consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
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

3. Revenues
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the year ended December 31, 2019, 2018 and 2017 (in thousands):

Year Ended
Primary Markets	December 31, 2019
Orlando, FL	$117,545
Houston, TX	100,285
Phoenix, AZ	98,312
San Diego, CA	79,995
Dallas, TX	74,356
San Francisco/San Mateo, CA	74,161
Atlanta, GA	62,040
San Jose-Santa Cruz, CA	58,975
Denver, CO	55,515
Washington, DC-MD-VA	51,347
Other	376,556
Total	$1,149,087

Year Ended
Primary Markets	December 31, 2018
Orlando, FL	$116,439
Phoenix, AZ	96,122
Houston, TX	94,127
Washington, DC-MD-VA	73,070
San Francisco/San Mateo, CA	72,782
Dallas, TX	69,648
San Jose-Santa Cruz, CA	58,569
Denver, CO	46,369
Boston, MA	46,147
California North	45,006
Other	339,928
Total	$1,058,207

Year Ended
Primary Markets	December 31, 2017
Houston, TX	$95,100
Orlando, FL	78,348
San Francisco/San Mateo, CA	69,299
Dallas, TX	69,088
San Jose-Santa Cruz, CA	55,545
Washington, DC-MD-VA	47,493
Boston, MA	45,166
California North	44,270
Atlanta, GA	40,800
Oahu Island, HI	40,794
Other	359,374
Total	$945,277

4. Investment Properties
From time to time, we evaluate acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
During the years ended December 31, 2019 and 2018, the Company acquired the following properties:

Property	Location	Date	No. of Rooms (unaudited)	Net Purchase Price (in thousands)
Hyatt Regency Portland at the Oregon Convention Center(1)	Portland, OR	12/2019	600	$190,000
Total acquired in the year ended December 31, 2019			600	$190,000

The Ritz-Carlton, Denver(2)	Denver, CO	08/2018	202	$99,450
Fairmont Pittsburgh(2)	Pittsburgh, PA	09/2018	185	30,000
Park Hyatt Aviara Resort, Golf Club & Spa(3)	Carlsbad, CA	11/2018	327	170,000
Waldorf Astoria Atlanta Buckhead(4)	Atlanta, GA	12/2018	127	60,500
Total acquired in the year ended December 31, 2018(5)			841	$359,950

(1)
Funded with $30 million from cash on hand and $160 million of proceeds drawn on the Company's senior unsecured credit facility. The Company accounted for the transaction as an asset acquisition and therefore capitalized the $0.5 million of acquisition costs as part of the purchase price. Per the terms of the respective purchase agreement the Company may be obligated to pay additional consideration to the seller of up to $35 million, which is based on adjusted profit for calendar years 2022 and 2023.

(2)	Funded with cash on hand.

(3)	Funded with cash on hand and proceeds drawn on the Company's senior unsecured revolving credit facility.

(4)
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

(5)
The Company accounted for these transactions as asset acquisitions and capitalized the related acquisition costs as part of the respective purchase price. As such, approximately $1.8 million was capitalized during the year ended December 31, 2018.

The Company recorded the identifiable assets and liabilities, including intangibles, acquired in the asset acquisitions at the acquisition date relative fair value, which is based on total accumulated costs of the acquisition. The following represents the purchase price allocation of the hotel properties acquired during the year ended December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Land	$24,670	$60,511
Building and improvements	147,755	277,083
Furniture, fixtures, and equipment	14,176	20,943
Intangibles and other assets(1)(2)(3)(4)	3,336	3,172
Working capital	600	—
Total purchase price(5)	$190,537	$361,709

(1)	As part of the purchase price allocation for Hyatt Regency Portland at the Oregon Convention Center, the Company allocated $3.2 million to advanced bookings that will be amortized over 6.0 years.

(2)	As part of the purchase price allocation for The Ritz-Carlton Denver, the Company allocated $0.5 million to advanced bookings that will be amortized over approximately 1.4 years.

(3)	As part of the purchase price allocation for Park Hyatt Aviara Resort, Golf Club & Spa, the Company allocated $1.9 million to advanced bookings that will be amortized over approximately 2.4 years.

(4)
As part of the purchase price allocation for Waldorf Astoria Atlanta Buckhead, the Company allocated $1.0 million to advanced bookings and lease intangibles that will be amortized over a weighted average useful life of 3.2 years.

(5)	During the years ended December 31, 2019 and 2018, the total cost capitalized included acquisition costs as each transaction was accounted for as an asset acquisition.
Dispositions
The following represents the disposition details for the properties sold during the years ended December 31, 2019, 2018, and 2017 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds	Gain / (Loss) on Sale
Marriott Chicago at Medical District/UIC	12/2019	113	$10,000	$8,995	$(544)
Marriott Griffin Gate Resort & Spa	12/2019	409	51,500	51,227	(478)
Total for the year ended December 31, 2019		522	$61,500	$60,222	$(1,022)	(1)

Aston Waikiki Beach Hotel	03/2018	645	$200,000	$196,920	$42,323
Hilton Garden Inn Washington D.C. Downtown(2)	11/2018	300	128,000	125,333	58,407
Residence Inn Denver City Center	12/2018	228	92,000	90,304	22,947
Total for the year ended December 31, 2018		1,173	$420,000	$412,557	$123,677	(3)

Courtyard Birmingham Downtown at UAB(4)	04/2017	122	$30,000	$29,176	$12,972
Courtyard Fort Worth Downtown/Blackstone, Courtyard Kansas City Country Club Plaza, Courtyard Pittsburgh Downtown, Hampton Inn & Suites Baltimore Inner Harbor, and Residence Inn Baltimore Inner Harbor(5)	06/2017	812	163,000	157,675	36,121
Marriott West Des Moines	07/2017	219	19,000	18,014	1,654
Total for the year ended December 31, 2017		1,153	$212,000	$204,865	$50,747

(1)	During the year ended December 31, 2019, the Company recognized adjustments amounting to a gain of $0.1 million related to the 2018 dispositions.

(2)
As part of the disposition in November 2018, the Company derecognized $5.4 million of goodwill related to Hilton Garden Inn Washington D.C Downtown that was included in intangible assets, net of accumulated amortization on the consolidated balance sheet as of December 31, 2017.

(3)	During the year ended December 31, 2018, the Company recognized adjustments amounting to a loss of $0.1 million related to the 2017 dispositions.

(4)
As part of the disposition in April 2017, the Company derecognized $2.3 million of goodwill related to Courtyard Birmingham at UAB that was included in intangible assets, net of accumulated amortization on the consolidated balance sheet as of December 31, 2016.

(5)	The hotels were sold as part of a portfolio sales agreement.
The operating results for the hotels sold during the years ended December 31, 2019, 2018 and 2017 are included in the Company's consolidated financial statements as part of continuing operations as these dispositions did not represent a strategic shift or have a major effect on the Company's results of operations.
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
6. Intangible Assets and Liabilities
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Intangible assets:
Acquired in-place lease intangibles	$601	$888
Acquired below market ground lease(1)	—	25,625
Advance bookings	4,188	4,254
Accumulated amortization(1)	(744)	(3,578)
Net intangible assets	$4,045	$27,189
Goodwill(2)	24,952	34,352
Total intangible assets, net	$28,997	$61,541
Intangible liabilities:
Acquired below market lease costs(1)	$—	$(4,257)
Accumulated amortization(1)	—	1,016
Intangible liabilities, net	$—	$(3,241)

(1)
Upon the adoption date of Topic 842, a total of $20.3 million of net intangibles for existing above and below market ground leases was derecognized and subsequently recorded as an adjustment to the beginning right of use asset. See Notes 2 and 14 for additional information.

(2)	During the year ended December 31, 2019, the Company recognized a goodwill impairment loss of $9.4 million. See Note 9 for further details.

The following table summarizes the amortization related to intangibles for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Acquired in-place lease intangibles	$203	$85
Acquired above and below market lease costs, net(1)	$—	$248
Advance bookings	$2,580	$3,405

(1)
Upon the adoption date of Topic 842, a total of $20.3 million of net intangibles for existing above and below market ground leases was derecognized and subsequently recorded as an adjustment to the beginning right of use asset. See Notes 2 and 14 for additional information.

The following table presents the amortization during the next five years and thereafter related to intangible assets and liabilities at December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Acquired in-place lease intangibles	$154	$154	$105	$8	$3	$5	$429
Advance bookings	917	567	533	533	533	533	3,616
Total amortization	$1,071	$721	$638	$541	$536	$538	$4,045

7. Debt
Debt as of December 31, 2019 and 2018 consisted of the following (dollar amounts in thousands):

						Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date		December 31, 2019	December 31, 2018
Mortgage Loans
Marriott Charleston Town Center(2)	Fixed	—		7/1/2020		$—	$15,392
Marriott Dallas Downtown	Fixed(3)	4.05%		1/3/2022		51,000	51,000
Hyatt Regency Santa Clara(4)	Fixed(3)	—		1/3/2022		—	90,000
Kimpton Hotel Palomar Philadelphia	Fixed(3)	4.14%		1/13/2023		58,000	59,000
Renaissance Atlanta Waverly Hotel & Convention Center(4)	Fixed(3)	3.90%		8/14/2024		100,000	100,000
Andaz Napa(5)	Variable	3.66%		9/13/2024		56,000	56,000
The Ritz-Carlton, Pentagon City	Fixed(6)	4.95%		1/31/2025		65,000	65,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025		60,731	61,806
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026		58,286	59,281
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027		115,000	115,000
Total Mortgage Loans		4.31%	(7)			$564,017	$672,479

Unsecured Term Loan $175M	Fixed(8)	2.89%		2/15/2021		175,000	175,000
Unsecured Term Loan $125M	Fixed(8)	3.38%		10/22/2022		125,000	125,000
Unsecured Term Loan $150M(9)	Variable	3.32%		8/21/2023		150,000	65,000
Unsecured Term Loan $125M(10)	Fixed(8)	3.37%		9/13/2024		125,000	125,000
Senior Unsecured Revolving Credit Facility	Variable	3.41%		2/28/2022	(11)	160,000	—
Loan discounts and unamortized deferred financing costs, net(12)						(5,963)	(7,391)
Debt, net of loan discounts and unamortized deferred financing costs		3.72%	(7)			$1,293,054	$1,155,088

(1)	Variable index is one-month LIBOR. Interest rates as of December 31, 2019.

(2)	During the year ended December 31, 2019, the Company elected its prepayment option per the terms of the mortgage loan agreement and repaid the outstanding balance.

(3)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for a portion of or the entire term of loan.

(4)
During the year ended December 31, 2019, the Company elected its prepayment option per the terms of the respective mortgage loan agreement and repaid the outstanding balance of $90 million, plus accrued interest. The interest rate swap was transferred to the interest payments for $90 million of the $100.0 million variable rate mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center, which matures in 2024. See Note 8 for further details related to our derivative instruments.

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

(7)	Represents the weighted average interest rate as of December 31, 2019.

(8)	LIBOR has been fixed for certain interest periods throughout the term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(9)
In August 2018, the Company entered into an unsecured term loan for $150 million that matures in August 2023. The term loan includes an accordion option that allows the Company to request additional lender commitments of up to $100 million. In October 2018, the Company funded $65 million of the term loan and in February 2019, the remaining $85 million was funded.

(10)
In September 2019, the Company repriced its $125 million unsecured term loan maturing in September 2024 to reduce the borrowing cost. The term loan now bears an interest rate based on a pricing grid with a range of 135 to 200 basis points over LIBOR as determined by the Company's leverage ratio, a reduction of 35 to 55 basis points from the previous leverage-based grid. The Company previously fixed LIBOR on the loan through September 2022 at 1.92% which results in a current annual interest rate of 3.32%.

(11)	The maturity of the senior unsecured credit facility can be extended through February 2023 at the Company's discretion and requires the payment of an extension fee.

(12)	Includes loan discounts recognized upon modification and deferred financing costs, net of the accumulated amortization.
In connection with repaying mortgage loans during the years ended December 31, 2019 and 2018, the Company incurred prepayment and extinguishment fees of approximately $0.2 million and $0.6 million, respectively, which is included in the loss on extinguishment of debt in the accompanying consolidated statements of operations and comprehensive income for the periods then ended. The loss from extinguishment of debt also represents the write-off of any unamortized deferred financing costs incurred when the original agreements were executed, if applicable.
Debt outstanding as of December 31, 2019 and December 31, 2018 was $1,299 million and $1,162 million and had a weighted average interest rate of 3.72% and 3.82% per annum, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2019	Weighted average interest rate
2020	$4,365	4.45%
2021	180,405	2.94%
2022	182,920	3.60%
2023	211,868	3.56%
2024	281,539	3.63%
Thereafter	277,920	4.66%
Total Debt	$1,139,017	3.72%
Loan discounts and unamortized deferred financing costs, net	(5,963)	—
Senior unsecured revolving credit facility (matures in 2022)	160,000	3.41%
Debt, net of loan discounts and unamortized deferred financing costs	$1,293,054	3.72%

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
As of December 31, 2019, there was an outstanding balance of $160 million on the senior unsecured revolving facility with a remaining availability of $340 million. During the year ended December 31, 2019, 2018 and 2017, the Company incurred unused commitment fees of approximately $1.5 million, $1.5 million and $1.2 million, respectively, and interest expense of $0.2 million, $0.6 million, and $0.5 million attributed to the senior unsecured credit facility.
Financial Covenants
Our senior unsecured credit facility and unsecured term loan agreements contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios, such as debt service coverage ratios and loan-to-value tests. Failure of the Company to comply with the financial covenants contained in its credit facilities, unsecured term loans and non-recourse secured mortgages could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions.

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
As of December 31, 2019, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the senior unsecured credit facility, our unsecured term loans or our mortgage loans.

8. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of December 31, 2019, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.
As of December 31, 2019 and December 31, 2018, all derivative instruments held by the Company with the right of offset that were in a net asset position were included in other assets and those that were in a net liability position were included in other liabilities on the consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of December 31, 2019 and December 31, 2018, respectively (in thousands):

						December 31, 2019		December 31, 2018
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.60%	10/22/2015	2/15/2021	$50,000	$167	$50,000	$1,218
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.60%	10/22/2015	2/15/2021	65,000	223	65,000	1,597
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.60%	10/22/2015	2/15/2021	60,000	206	60,000	1,472
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.55%	1/15/2016	10/22/2022	50,000	(403)	50,000	1,093
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.55%	1/15/2016	10/22/2022	25,000	(202)	25,000	544
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.55%	1/15/2016	10/22/2022	25,000	(207)	25,000	537
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.55%	1/15/2016	10/22/2022	25,000	(204)	25,000	537
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	58,000	13	59,000	1,956
Mortgage Debt	Swap	0.88%	1-Month LIBOR + 2.10%	9/1/2016	1/17/2019	—	—	41,000	30
Mortgage Debt	Swap	0.89%	1-Month LIBOR + 1.90%	9/1/2016	3/21/2019	—	—	38,000	135
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	(266)	51,000	938
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(248)	45,000	806
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(235)	45,000	829
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.45%	10/13/2017	9/13/2022	40,000	(403)	40,000	725
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.45%	10/13/2017	9/13/2022	40,000	(405)	40,000	718
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.45%	10/13/2017	9/13/2022	25,000	(256)	25,000	447
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.45%	10/13/2017	9/13/2022	20,000	(202)	20,000	362
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(894)	24,000	(314)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	41,000	(1,638)	—	(673)
						$689,000	$(4,954)	$728,000	$12,957

The table below details the location in the consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the year ended December 31, 2019 and 2018 (in thousands):

		Year Ended December 31,
		2019	2018
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
(Loss) gain recognized in other comprehensive income	Unrealized (loss) gain on interest rate derivative instruments	$(14,401)	$4,944
Loss reclassified from accumulated other comprehensive (loss) income to net income	Reclassification adjustment for amounts recognized in net income	$(3,510)	$(2,826)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$48,605	$51,402

The Company expects approximately $1.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
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

For assets and liabilities measured at fair value on a recurring and non-recurring basis, quantitative disclosure of their fair value are included in the consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

	Fair Value Measurement Date
	December 31, 2019		December 31, 2018
Location on Consolidated Balance Sheets/ Description of Instrument	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 2)
Recurring Measurements
Assets
Interest rate swaps(1)	$13	—	$12,957
Liabilities
Interest rate swaps(1)	$(4,967)	—	—
Nonrecurring measurements
Intangible assets, net of accumulated amortization
Goodwill	—	$14,035	—

(1)	Interest rate swap fair values are netted as applicable per the terms of the respective master netting agreements.
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
Non-Recurring Measurements
Investment Properties
During the second quarter of 2019, the Company identified indicators of impairment for Marriott Chicago at Medical District/UIC. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. In accordance with the Company's impairment policy, management estimated the future undiscounted cash flows over the estimated hold period, which included assumptions for projected revenues and operating expenses. Based on the results of the undiscounted cash flow analysis, management determined the hotel was impaired as the projected future cash flows were less than the carrying value of the hotel. Management determined the impairment as the difference between the carrying value and the estimated fair value. The fair value was estimated using Level 2 assumptions, including values from market participants. Based on the fair value determined by management, the Company recorded an impairment loss of $14.8 million, which is included in impairment and other losses on the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2019. In December 2019, the Company completed the disposition of Marriott Chicago at Medical District/UIC for a sale price of $10.0 million and recognized a loss on sale of approximately $0.5 million, which was attributed to closing costs.
Goodwill
During our annual goodwill impairment testing, we completed a single-step analysis to identify and measure goodwill impairment related to Bohemian Hotel Savannah Riverfront, Autograph Collection. Management determined the fair value of the hotel and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, terminal capitalization rate, and the applied discount rate. The goodwill impairment was attributed to changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotel in 2012. Based on the fair value determined by management, the Company recorded a goodwill impairment charge of $9.4 million, which was included in impairment and other losses on the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2019.
Financial Instruments Not Measured at Fair Value
The table below represents the fair values of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$1,139,017	$1,160,588	$1,162,288	$1,171,552
Senior unsecured revolving credit facility	160,000	160,886	—	—
Total	$1,299,017	$1,321,474	$1,162,288	$1,171,552

The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 3.15% and 4.22% per annum as of December 31, 2019 and December 31, 2018, respectively. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2019 and 2018, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
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
In December 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law and introduced significant changes to the U.S. federal income tax code. The TCJA reduced the corporate tax rate from 35% to 21%, which lowers our future corporate tax rate and related income tax expense for tax years beginning after December 31, 2017. Accordingly, the Company reflected this rate decrease in the calculation of deferred tax assets, liabilities and the valuation allowance for the year ended December 31, 2017. As a result, the Company recorded a one-time adjustment to our net deferred tax asset resulting in the recognition of $0.6 million in deferred income tax expense for the year ended December 31, 2017.
For the year ended December 31, 2019 the Company recognized income tax expense of $5.4 million using an estimated federal and state statutory combined rate of 23.65%.
During the year ended December 31, 2018, the Company recognized income tax expense of $6.0 million using an estimated federal and state statutory combined rate of 23.85%.

During the year ended December 31, 2017, the Company recognized income tax expense of $7.8 million, including the one-time deferred income tax expense of $0.6 million, using an estimated federal and state statutory combined rate of 37.28%.
The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$(3,082)	$(4,000)	$(5,685)
State	(2,255)	(2,199)	(1,748)
Total current	$(5,337)	$(6,199)	$(7,433)
Deferred:
Federal	$(1)	$59	$(411)
State	(29)	147	11
Total deferred	$(30)	$206	$(400)
Total tax provision	$(5,367)	$(5,993)	$(7,833)

Below is a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes (in thousands):

	Years Ended December 31,
	2019	2018	2017
Provision for income taxes at statutory rate	$(13,148)	$(42,950)	$(38,027)
Tax benefit related to REIT operations	9,691	38,601	31,551
Income for which no federal tax benefit was recognized	(2)	(2)	(2)
Valuation allowances	—	10	—
Impact of rate change on deferred tax balances	(9)	131	(529)
State tax provision, net of federal	(1,563)	(1,821)	(1,109)
Other	(336)	38	283
Total tax provision	$(5,367)	$(5,993)	$(7,833)

Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively, and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Net operating loss	$3,613	$3,657
Deferred income	1,141	1,197
Miscellaneous	131	96
Total deferred tax assets	$4,885	$4,950
Less: Valuation allowance	(3,546)	(3,581)
Net deferred tax assets	$1,339	$1,369

The Company's remaining U.S. federal net operating loss carryforwards were $11.2 million as of December 31, 2019 and 2018, and are all subject to limitation. As such, the Company has established a valuation allowance against such amounts. The Company had state net operating loss carryfowards of $24.9 million and $25.1 million as of December 31, 2019 and 2018, respectively, certain of which are subject to limitation. As such, the Company established a $23.6 million valuation allowance as of December 31, 2019 and 2018, against these amounts.

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
Based upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowance of $3.5 million, at December 31, 2019. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
During the year ended December 31, 2019, the Company did not materially change the valuation allowance. During the year ended December 31, 2018, the Company increased the valuation allowance associated with certain deferred tax assets by $0.6 million.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2019. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017 or in the consolidated balance sheets as of December 31, 2019 and 2018. As of December 31, 2019, the Company’s 2019, 2018, and 2017 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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
During the year ended December 31, 2018, the Company received gross proceeds of $137.4 million, and paid $1.7 million in transaction fees, from the issuance of 5,719,959 shares of its common stock in accordance with the ATM Agreement at a weighted average share price of $24.02. In addition, the Company amortized additional transaction costs of $0.8 million during the year ended December 31, 2018. As of December 31, 2019, the Company had $62.6 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program during the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, 240,352 shares were repurchased under the Repurchase Program, at a weighted average price of $17.07 per share for an aggregate purchase price of $4.1 million. As of December 31, 2019, the Company had approximately $96.9 million remaining under its share repurchase authorization.

Dividends
The Company declared dividends of $1.10 per common stock totaling $124.2 million during the year ended December 31, 2019 and $1.10 per common stock totaling $122.4 million during the year ended December 31, 2018. For income tax purposes, dividends paid per share on our common stock during the years ended December 31, 2019 and 2018 were 100% taxable as ordinary income.
Non-controlling Interest of Common Units in Operating Partnership
As of December 31, 2019, the Operating Partnership had 3,694,439 long-term incentive partnership units ("LTIP Units") outstanding, representing a 3.2% partnership interest held by the limited partners. Of the 3,694,439 LTIP Units outstanding at December 31, 2019, 2,010,474 units had vested and were eligible for conversion. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described in the Note 13. As of December 31, 2018, the Operating Partnership had 2,919,986 LTIP Units outstanding, representing a 2.5% partnership interest held by the limited partners.
No LTIP Units were redeemed during the year ended December 31, 2019. During the year ended December 31, 2018, 37,224 LTIP Units were redeemed for cash totaling $0.8 million.
The Company declared dividends of $1.10 per LTIP Unit totaling $1.9 million during the year ended December 31, 2019 and $1.10 per LTIP Unit totaling $1.0 million during the year ended December 31, 2018. As of December 31, 2019 and 2018, the Company accrued $489 thousand and $252 thousand, respectively, in dividends related to the LTIP Units.
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

The following table reconciles net income to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to common stockholders	$55,400	$193,688	$98,862
Dividends paid on unvested share-based compensation	(548)	(585)	(593)
Undistributed earnings attributable to unvested share based compensation	—	(98)	—
Net income available to common stockholders	$54,852	$193,005	$98,269

Denominator:
Weighted average shares outstanding - Basic	112,636,123	110,124,142	106,767,108
Effect of dilutive share-based compensation	282,475	253,592	252,044
Weighted average shares outstanding - Diluted	112,918,598	110,377,734	107,019,152

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.49	$1.75	$0.92

13. Share Based Compensation
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and InvenTrust Properties Corp. ("InvenTrust" was our former parent company prior to our spin-off in February 2015) as its sole common stockholder approved, the Company's 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units (i.e. LTIP Units) in the Operating Partnership.

Restricted Stock Units Grants
The Compensation Committee of the Board of Directors of the Company approved the following grants of restricted stock units to certain Company employees:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted Average Grant Date Fair Value
March 2016	2016 Restricted Stock Units	104,079	51,782	$13.09
April 2016	2016 Restricted Stock Units	26,738	—	$15.34
February 2017	2017 Restricted Stock Units	82,829	44,858	$15.18
February 2018	2018 Restricted Stock Units	79,812	45,464	$15.92
February 2019	2019 Restricted Stock Units	84,944	50,846	$15.75

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
The Compensation Committee approved the issuance of the following LTIP awards under the 2015 Incentive Award Plan during to certain Company executives:

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
Pursuant to the respective Director Compensation Program, the Company approved the issuance of following fully vested LTIP Units of the Operating Partnership under the 2015 Incentive Award Plan to the Company's seven non-employee directors for the years ended December 31, 2019, 2018, 2017:

Grant Date	Grant Description	Time-Based Grants	Grant Date Fair Value
May 2017	2017 LTIP Units	33,355	$17.84
May 2018	2018 LTIP Units	24,661	$24.13
May 2019	2019 LTIP Units	26,768	$22.23

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
The following is a summary of the unvested incentive awards as of December 31, 2019 and 2018:

	2014 Share Unit Plan Share Units	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2017	48,682	264,302	1,662,073	1,975,057
Granted	—	125,276	835,026	960,302
Vested(2)	(48,682)	(138,411)	(852,786)	(1,039,879)
Expired	—	(2,581)	(30,232)	(32,813)
Forfeited	—	(2,893)	—	(2,893)
Unvested as of December 31, 2018	—	245,693	1,614,081	1,859,774
Granted	—	135,790	898,939	1,034,729
Vested(2)	—	(120,882)	(704,569)	(825,451)
Expired	—	(5,082)	(124,486)	(129,568)
Forfeited	—	(8,411)	—	(8,411)
Unvested as of December 31, 2019	—	247,108	1,683,965	1,931,073
Weighted average fair value of unvested shares/units	$—	$15.51	$9.01	$9.84

(1)	Includes Time-Based LTIP Units and Class A LTIP Units.

(2)
During the year ended December 31, 2019 and 2018, the Company redeemed 34,118 and 58,555, respectively, shares of common stock to satisfy federal and state tax withholding requirements on the vesting of Share Units and Restricted Stock Units under the 2014 Share Unit Plan and the 2015 Incentive Award Plan.

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
March 17, 2016 or April 25, 2016
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
For the year ended December 31, 2019 the Company recognized approximately $8.8 million of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management. In addition, during the year ended December 31, 2019 we recognized $0.6 million from LTIP units that were provided to the Company's Board of Directors and capitalized approximately $0.5 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. As of December 31, 2019, there was $10.3 million of total unrecognized compensation costs related to unvested restricted stock units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, as applicable, which are expected to be recognized over a remaining weighted-average period of 1.7 additional years.
For the year ended December 31, 2018, the Company recognized approximately $8.6 million of share-based compensation expense (net of forfeitures) related to share units, restricted stock units, and LTIP Units provided to certain of its executive officers, and other members of management. In addition, during the year ended December 31, 2018 we recognized $0.6 million from LTIP units that were provided to the Company's Board of Directors and capitalized approximately $0.5 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.
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
14. Commitments and Contingencies
Management and Franchise Agreements
In order to maintain its qualification as a REIT, the Company cannot directly or indirectly operate any of its hotels. The Company leases each hotel to TRS lessees, which in turn engage property managers to manage the hotels. Each hotel is operated pursuant to a hotel management agreement with an independent third-party hotel management company.
Pursuant to the hotel management agreements, the management company controls the day-to-day operation of each hotel, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The hotel management agreements typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. Many hotel management agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
Management agreements for brand-managed hotels have terms generally ranging from 20 to 30 years and allow for one or more renewal periods at the option of the hotel managers. Assuming all renewal periods are exercised, the average remaining term is 27 years. Management agreements for franchised hotels generally contain initial terms between 10 and 15 years with an average remaining initial term of approximately five years.
The Company is generally are limited in its ability to sell, lease or otherwise transfer the hotels unless the transferee assumes the related hotel management agreement. However, most agreements include owner rights to terminate the agreements on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to the Company of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).
Franchise agreements contain initial terms of 17 to 20 years, with an average remaining initial term of approximately 11 years. The franchise agreements require royalty fees based on a percentage of gross room revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of the hotel's gross room revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the years ended December 31, 2019, 2018, and 2017 , the Company incurred management and franchise fees of $46.5 million, $45.6 million and $43.5 million, which is included on the consolidated statements of operations and comprehensive income.
Reserve Requirements
The terms of the Company's management and franchise agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2019 and 2018 the Company had a balance of $70.8 million and $60.6 million, respectively, in reserves for such future improvements which is included in restricted cash and escrows on the consolidated balance sheets.

Renovation and Construction Commitments
As of December 31, 2019, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2019 totaled $22.3 million.
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
Leases
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

During the years ended December 31, 2018 and 2017, the Company recognized ground lease expense of $4.9 million and $5.8 million, respectively, which included amortization of ground lease intangibles and variable rent payments, and was included in ground lease expense on the consolidated statements of operations and comprehensive income for the periods then ended.
Upon adoption of Topic 842, a total of $20.3 million of net intangibles for existing above and below market ground leases was derecognized and subsequently recorded as an adjustment to the beginning ROU asset. In addition, the balance of straight-line rent accruals were reclassified to the beginning ROU asset. The ROU asset is included in other assets and the lease liability is included in other liabilities on the accompanying consolidated balance sheet as of December 31, 2019.

Some ground lease payments increase during the lease term based on a variable index or rate, such as the Customer Price Index, and are included in the lease liability when it is initially measured. Future adjustments in the consumer price index are recognized when they occur. Some ground leases require percentage rent based on the respective revenues of the underlying hotel, which is not included in the determination of the lease liability. Percentage rent is recognized when it is incurred. In addition to percentage rent, per the terms of our ground lease we incur variable lease payments for real estate taxes and insurance, which is not included in the determination of the lease liability. Variable lease payments for real estate taxes and insurance are expensed when incurred and are included in real estate taxes, personal property taxes and insurance on the consolidated statement of operations and comprehensive income.
The following is a summary of the Company's leases as of and for the year ended December 31, 2019 (dollar amounts in thousands):

Operating Leases	As of December 31, 2019
Weighted average remaining lease term, including reasonably certain extension options(1)	30 years
Weighted average discount rate	5.94%

ROU asset(2)	$46,243
Lease liability(3)	$27,264

Operating lease rent expense	$2,551
Variable lease costs(4)	$8,795
Total rent expense and variable lease costs	$11,346

(1)	The weighted average remaining lease term including all available extension options is approximately 62 years.

(2)	The ROU asset is included in other assets on the accompanying consolidated balance sheet as of December 31, 2019.

(3)	The lease liability is included in other liabilities on the accompanying consolidated balance sheet as of December 31, 2019.

(4)	Variable lease costs represent percentage rent of $2.3 million and real estate taxes and insurance costs of $6.5 million incurred for ground leases during the year ended December 31, 2019.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of December 31, 2019 (in thousands):

As of December 31, 2019
2020	$2,403
2021	2,417
2022	2,431
2023	2,445
2024	2,460
Thereafter	49,861
Total undiscounted lease payments	$62,017
Less imputed interest	(34,753)
Lease liability(1)	$27,264

(1)	The lease liability is included in other liabilities on the accompanying consolidated balance sheet as of December 31, 2019.
15. Subsequent Events
In February 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel in Austin, Texas for $100.5 million, excluding closing costs. The sale is expected to close in the first quarter of 2020 for an estimated gain of approximately $19 million, subject to the satisfaction of certain customary closing conditions.
16. Quarterly Operating Results (unaudited)
The following represents the results of operations, for each quarterly period, during the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$293,687	$304,285	$268,931	$282,184	$1,149,087
Net income	17,276	13,214	10,670	16,083	57,243
Net income attributable to non-controlling interests	(573)	(437)	(355)	(478)	(1,843)
Net income attributable to common stockholders	16,703	12,777	10,315	15,605	55,400
Net income per share available to common stockholders, basic and diluted	$0.15	$0.11	$0.09	$0.14	$0.49

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$264,498	$277,057	$240,989	$275,663	$1,058,207
Net income from continuing operations	57,043	29,531	9,334	102,624	198,532
Net income attributable to non-controlling interests	(1,387)	(737)	(90)	(2,630)	(4,844)
Net income attributable to common stockholders	55,656	28,794	9,244	99,994	193,688
Net income per share available to common stockholders, basic	$0.52	$0.26	$0.08	$0.89	$1.75
Net income per share available to common stockholders, diluted	$0.52	$0.26	$0.08	$0.88	$1.75

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2019

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Andaz Napa Valley Napa, CA	$56,000	$10,150	$57,012	$—	$1,840	$10,150	$58,852	$69,002	$24,537	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	7,292	6,949	50,722	57,671	17,184	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	—	2,680	36,212	—	3,774	2,680	39,986	42,666	10,905	2009	9/10/2013	5 - 30 years
Bohemian Hotel Celebration, Autograph Collection Hotel Celebration, FL	—	1,232	19,000	—	3,180	1,232	22,180	23,412	7,324	1999	2/6/2013	5 - 30 years
Bohemian Hotel Savannah, Autograph Collection Hotel Savannah, GA	—	2,300	24,240	—	2,259	2,300	26,499	28,799	10,631	2009	8/9/2012	5 - 30 years
Buckhead Atlanta - Lease Restaurant Atlanta, GA	—	364	2,349	—	—	364	2,349	2,713	173	2008	12/7/2018	5 - 30 years
Fairmont Dallas Dallas, TX	—	8,700	60,634	—	23,451	8,700	84,085	92,785	40,114	1968	8/1/2011	5 - 30 years
Fairmont Pittsburgh Pittsburgh, PA	—	3,378	27,101	—	426	3,378	27,527	30,905	1,615	2010	9/26/2018	5 - 30 years
Grand Bohemian Hotel Charleston, Autograph Collection Charleston, SC	—	4,550	26,582	—	281	4,550	26,863	31,413	5,810	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook, Autograph Collection Birmingham, AL	—	2,000	42,246	—	611	2,000	42,857	44,857	9,509	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, an Autograph Collection Hotel Orlando, FL	58,286	7,739	75,510	—	4,845	7,739	80,355	88,094	27,086	2001	12/27/2012	5 - 30 years
Hotel Commonwealth Boston, MA	—	—	114,085	—	1,616	—	115,701	115,701	21,095	2003	1/15/2016	5 - 30 years
Hyatt Centric Key West Resort & Spa Key West, FL	—	40,986	34,529	—	7,353	40,986	41,882	82,868	13,669	1988	11/15/2013	5 - 30 years
Hyatt Regency Grand Cypress Orlando, FL	—	17,867	183,463	—	49,545	17,867	233,008	250,875	25,289	1984	5/26/2017	5 - 30 years
Hyatt Regency Portland at the Oregon Convention Center Portland, OR	—	24,669	161,931	—	—	24,669	161,931	186,600	—	2019	12/17/2019	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2019

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Hyatt Regency Santa Clara Santa Clara, CA	$—	$—	$100,227	$—	$21,399	$—	$121,626	$121,626	$39,814	1986	9/20/2013	5 - 30 years
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch Scottsdale, AZ	—	71,211	145,600	—	7,825	71,211	153,425	224,636	18,130	1987	10/3/2017	5 - 30 years
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	528	4,144	3,210	7,354	477	1953	11/25/2014	5 - 30 years
Kimpton Canary Santa Barbara Hotel Santa Barbara, CA	—	22,361	57,822	—	1,651	22,361	59,473	81,834	12,299	2005	7/16/2015	5 - 30 years
Kimpton Hotel Monaco Chicago Chicago, IL	—	15,056	40,841	—	14,453	15,056	55,294	70,350	16,444	1912	11/1/2013	5 - 30 years
Kimpton Hotel Monaco Denver Denver, CO	—	5,742	69,158	—	11,226	5,742	80,384	86,126	24,248	1917/1937	11/1/2013	5 - 30 years
Kimpton Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	4,715	1,777	60,871	62,648	18,767	1924	11/1/2013	5 - 30 years
Kimpton Hotel Palomar Philadelphia Philadelphia, PA	58,000	9,060	90,909	—	3,064	9,060	93,973	103,033	20,087	1929	7/28/2015	5 - 30 years
Kimpton Lorien Hotel & Spa Alexandria, VA	—	4,365	40,888	—	4,189	4,365	45,077	49,442	16,329	2009	10/24/2013	5 - 30 years
Kimpton RiverPlace Hotel Portland, OR	—	18,322	46,664	—	4,395	18,322	51,059	69,381	11,431	1985	7/16/2015	5 - 30 years
Loews New Orleans Hotel New Orleans, LA	—	3,529	70,652	—	8,382	3,529	79,034	82,563	23,271	1972	10/11/2013	5 - 30 years
Marriott Charleston Town Center Charleston, WV	—	—	26,647	—	9,621	—	36,268	36,268	17,657	1982	2/25/2011	5 - 30 years
Marriott Dallas Downtown Dallas, TX	51,000	6,300	45,158	—	38,501	6,300	83,659	89,959	37,244	1980	9/30/2010	5 - 30 years
Marriott Napa Valley Hotel & Spa Napa Valley, CA	—	14,800	57,223	—	17,875	14,800	75,098	89,898	27,124	1979	8/26/2011	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	115,000	36,700	72,370	—	32,918	36,700	105,288	141,988	44,035	1985	3/23/2012	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2019

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements(D)	Total (D,E)	Accumulated Depreciation(D,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	$—	$5,500	$98,886	$—	$28,896	$5,500	$127,782	$133,282	$57,257	2002	11/21/2007	5 - 30 years
Park Hyatt Aviara Resort, Golf Club & Spa Carlsbad, CA	—	33,252	135,320	—	13,874	33,252	149,194	182,446	6,197	1997	11/20/2018	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	100,000	6,834	90,792	—	18,348	6,834	109,140	115,974	40,966	1983	3/23/2012	5 - 30 years
Renaissance Austin Hotel Austin, TX	—	10,656	97,960	—	17,163	10,656	115,123	125,779	44,509	1986	3/23/2012	5 - 30 years
Residence Inn Boston Cambridge Cambridge, MA	60,731	10,346	72,735	—	(1,405)	10,346	71,330	81,676	29,906	1999	2/8/2008	5 - 30 years
Royal Palms Resort & Spa, The Unbound Collection by Hyatt Scottsdale, AZ	—	33,912	50,205	—	2,874	33,912	53,079	86,991	6,882	1929	10/3/2017	5 - 30 years
The Ritz-Carlton, Denver Denver, Colorado	—	15,132	84,145	—	2,153	15,132	86,298	101,430	5,269	1982	8/24/2018	5 - 30 years
The Ritz-Carlton, Pentagon City Arlington, Virginia	65,000	—	103,568	—	4,448	—	108,016	108,016	11,861	1990	10/4/2017	5 - 30 years
Waldorf Astoria Atlanta Buckhead Atlanta, GA	—	8,385	49,115	—	1,706	8,385	50,821	59,206	2,330	2008	12/7/2018	5 - 30 years
Westin Galleria Houston Houston, TX	—	7,842	112,850	—	41,888	7,842	154,738	162,580	43,644	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	—	4,262	96,090	—	29,909	4,262	125,999	130,261	35,619	1971	8/22/2013	5 - 30 years
Totals	$564,017	$483,052	$2,822,987	$—	$447,069	$483,052	$3,270,056	$3,753,108	$826,738
Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2019 for federal income tax purposes was approximately $3,864 million (unaudited).

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2019

(C)
Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges and write-offs of fully depreciated assets are recorded as a reduction in the basis.

(D)	Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2019	2018	2017
Balance at January 1	$3,591,097	$3,319,305	$3,063,564
Acquisitions	186,600	358,541	605,826
Capital improvements	90,490	102,904	84,290
Disposals and write-offs	(115,079)	(189,653)	(258,150)
Properties classified as held for sale	—	—	(176,225)
Balance at December 31	$3,753,108	$3,591,097	$3,319,305

(E)	Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2019	2018	2017
Balance at January 1	$715,949	$628,450	$619,975
Depreciation expense, continuing operations	151,936	154,126	139,726
Depreciation expense, properties classified as held for sale	—	—	8,808
Accumulated depreciation, properties classified as held for sale	—	—	(32,975)
Disposals and write-offs	(41,147)	(66,627)	(107,084)
Balance at December 31	$826,738	$715,949	$628,450

(F)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	15 years