Form 10-Q
period 2020-03-31
Xenia Hotels & Resorts, Inc.
filed 2020-05-11
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 8, 2020, there were 113,456,926 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2020 and December 31, 2019
(Dollar amounts in thousands, except per share data)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$483,052	$483,052
Buildings and other improvements	3,293,528	3,270,056
Total	$3,776,580	$3,753,108
Less: accumulated depreciation	(863,109)	(826,738)
Net investment properties	$2,913,471	$2,926,370
Cash and cash equivalents	396,816	110,841
Restricted cash and escrows	79,529	84,105
Accounts and rents receivable, net of allowance for doubtful accounts	23,458	36,542
Intangible assets, net of accumulated amortization of $1,353 and $744, respectively	12,020	28,997
Other assets	91,251	76,151
Total assets	$3,516,545	$3,263,006
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 5)	$1,632,782	$1,293,054
Accounts payable and accrued expenses	79,230	88,197
Distributions payable	31,811	31,802
Other liabilities	92,029	74,795
Total liabilities	$1,835,852	$1,487,848
Commitments and Contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 113,424,190 and 112,670,757 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	$1,135	$1,127
Additional paid in capital	2,075,039	2,060,924
Accumulated other comprehensive loss	(20,822)	(4,596)
Accumulated distributions in excess of net earnings	(385,882)	(318,434)
Total Company stockholders' equity	$1,669,470	$1,739,021
Non-controlling interests	11,223	36,137
Total equity	$1,680,693	$1,775,158
Total liabilities and equity	$3,516,545	$3,263,006
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rooms revenues	$124,515	$171,141
Food and beverage revenues	73,729	103,463
Other revenues	17,109	19,083
Total revenues	$215,353	$293,687
Expenses:
Rooms expenses	35,076	40,656
Food and beverage expenses	52,972	63,414
Other direct expenses	5,392	7,117
Other indirect expenses	70,088	72,393
Management and franchise fees	7,330	12,309
Total hotel operating expenses	$170,858	$195,889
Depreciation and amortization	37,091	40,000
Real estate taxes, personal property taxes and insurance	13,675	13,059
Ground lease expense	754	1,090
General and administrative expenses	8,151	7,575
Impairment and other losses	16,368	—
Total expenses	$246,897	$257,613
Operating (loss) income	$(31,544)	$36,074
Other income	127	95
Interest expense	(13,024)	(12,587)
Loss on extinguishment of debt	—	(213)
Net (loss) income before income taxes	$(44,441)	$23,369
Income tax benefit (expense)	7,311	(6,093)
Net (loss) income	$(37,130)	$17,276
Net loss (income) attributable to non-controlling interests (Note 1)	992	(573)
Net (loss) income attributable to common stockholders	$(36,138)	$16,703

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, Continued
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Basic and diluted earnings per share
Net (loss) income per share available to common stockholders - basic and diluted	$(0.32)	$0.15
Weighted average number of common shares (basic)	112,984,868	112,619,144
Weighted average number of common shares (diluted)	112,984,868	112,907,539

Comprehensive (Loss) Income:
Net (loss) income	$(37,130)	$17,276
Other comprehensive (loss) income:
Unrealized loss on interest rate derivative instruments	(17,120)	(5,084)
Reclassification adjustment for amounts recognized in net (loss) income (interest expense)	409	(1,413)
	$(53,841)	$10,779
Comprehensive loss (income) attributable to non-controlling interests (Note 1)	1,477	(358)
Comprehensive (loss) income attributable to the Company	$(52,364)	$10,421
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2019	112,670,757	$1,127	$2,060,924	$(4,596)	$(318,434)	$36,137	$1,775,158
Net loss	—	—	—	—	(36,138)	(992)	(37,130)
Repurchase of common shares, net	(165,516)	(2)	(2,262)	—	—	—	(2,264)
Dividends, common share / units ($0.275)	—	—	—	—	(31,310)	(323)	(31,633)
Share-based compensation	98,279	1	848	—	—	1,522	2,371
Shares redeemed to satisfy tax withholding on vested share-based compensation	(28,072)	—	(475)	—	—	—	(475)
Redemption of Operating Partnership Units	848,742	9	16,004	—	—	(24,636)	(8,623)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(16,623)	—	(497)	(17,120)
Reclassification adjustment for amounts recognized in net loss	—	—	—	397	—	12	409
Balance at March 31, 2020	113,424,190	$1,135	$2,075,039	$(20,822)	$(385,882)	$11,223	$1,680,693

Balance at December 31, 2018	112,583,990	$1,126	$2,059,699	$12,742	$(249,654)	$28,792	$1,852,705
Net income	—	—	—	—	16,703	573	17,276
Dividends, common shares / units ($0.275)	—	—	—	—	(31,027)	(481)	(31,508)
Share-based compensation	78,675	1	435	—	—	1,585	2,021
Shares redeemed to satisfy tax withholding on vested share-based compensation	(22,807)	—	(440)	—	—	—	(440)
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(4,916)	—	(168)	(5,084)
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,366)	—	(47)	(1,413)
Balance at March 31, 2019	112,639,858	$1,127	$2,059,694	$6,460	$(263,978)	$30,254	$1,833,557
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(37,130)	$17,276
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	36,448	39,274
Non-cash ground rent and amortization of other intangibles	737	801
Amortization of debt premiums, discounts, and financing costs	623	625
Loss on extinguishment of debt	—	213
Impairment and other losses	16,368	—
Share-based compensation expense	2,040	1,894
Changes in assets and liabilities:
Accounts and rents receivable	13,084	(28,501)
Other assets	(15,646)	(9,548)
Accounts payable and accrued expenses	(9,526)	6,401
Other liabilities	(1,611)	5,203
Net cash provided by operating activities	$5,387	$33,638
Cash flows from investing activities:
Capital expenditures and tenant improvements	(22,177)	(13,260)
Deposit received for pending dispositions of hotel properties	2,000	—
Net cash used in investing activities	$(20,177)	$(13,260)
Cash flows from financing activities:
Payoffs of mortgage debt	—	(90,000)
Principal payments of mortgage debt	(691)	(804)
Proceeds from unsecured term loan	—	85,000
Proceeds from draws on the Senior Unsecured Revolving Credit Facility	340,000	—
Redemption of Operating Partnership Units	(8,623)	—
Repurchase of common shares	(2,264)	—
Shares redeemed to satisfy tax withholding on vested share based compensation	(625)	(598)
Dividends	(31,608)	(31,338)
Net cash provided by (used in) financing activities	$296,189	$(37,740)
Net increase (decrease) in cash and cash equivalents and restricted cash	281,399	(17,362)
Cash and cash equivalents and restricted cash, at beginning of period	194,946	161,608
Cash and cash equivalents and restricted cash, at end of period	$476,345	$144,246

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$396,816	$74,462
Restricted cash	79,529	69,784
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$476,345	$144,246

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$2,203	$1,478
Cash paid for interest, net of capitalized interest	11,770	11,602

Supplemental schedule of non-cash investing activities:
Accrued capital expenditures	$2,655	$1,574
Adjustment to record right of use asset and lease liability, net	—	28,072
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of March 31, 2020, the Company collectively owned 97.1% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.9% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of March 31, 2020, the Company owned 39 lodging properties. As of March 31, 2019, the Company owned 40 lodging properties.
Impact of COVID-19
In January 2020, cases of novel coronavirus and related respiratory disease (“COVID-19”) started appearing in the United States. By March 11, 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The effects of the COVID-19 pandemic on the hotel industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. As of March 31, 2020, 24 of the Company’s 39 hotels and resorts had temporarily suspended operations with seven additional hotels temporarily suspending operations in April. The Company’s remaining eight properties are operating at levels which reflect the reduced demand levels. As individual governmental authorities relax social distancing standards and begin to lift "stay at home" orders, the Company will work with its operating partners to evaluate the best strategy and approach for reopening each of its properties based on the hotel or resort's ability to implement necessary safety precautions, anticipated demand and other considerations. At this time, the Company anticipates five smaller properties with a leisure demand focus will recommence operations during the month of May.
Prior to the impact of COVID-19, the results for the first quarter of 2020 exceeded expectations with RevPAR decreasing slightly in the low single digits compared to the first quarter 2019. Occupancy rates for our total portfolio for January and February 2020 were 65.0% and 74.6%, respectively. Due to certain of our hotels and resorts temporarily suspending operations and low levels of demand, RevPAR and occupancy declined significantly in March, which led to a total portfolio occupancy rate for the month of 27.2%. Occupancy has continued to decline in the second quarter and, as a result, we expect operating results to be further negatively impacted in the second quarter. Both business transient and leisure demand has declined significantly, consistent with trends throughout the U.S. lodging industry. The vast majority of our hotel portfolio's group business for the second quarter has been canceled, and the Company is uncertain if, or when, this business will rebook in the future.
It is not currently known when the operations at our hotel properties will resume, or if we will need to suspend operations at additional hotel properties or in the event of a resurgence. Furthermore, we cannot predict when business levels will return to normalized levels after the effects of the pandemic subside.

2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive (loss) income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2020. Operating results for the three months ended March 31, 2020 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Going Concern Considerations
Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
In applying the accounting guidance, the Company considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our unconditional obligations due over the next 12 months. Specifically, we considered that as of March 31, 2020, 24 of the Company’s 39 hotels and resorts had temporarily suspended operations with seven additional hotels temporarily suspending operations in April due to the impact of the COVID-19 pandemic. The Company’s remaining eight properties are operating at levels which reflect the reduced demand levels. Due to the significant impact of COVID-19 on the lodging and hospitality industries, the COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the Company's results of operations. In addition to temporarily suspending operations at certain of our hotels due to low levels of demand, the Company has taken preemptive actions to preserve liquidity and manage cash flow, such as fully drawing down the remaining $340 million on our Senior Unsecured Revolving Credit Facility, reducing all non-essential spending, revisiting our investment strategies, reducing payroll costs, and canceling or deferring approximately $50 million of capital expenditures projects. In addition, for certain hotels we have the ability to utilize a portion of the furniture, fixtures and equipment replacement reserves for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished by the end of 2021. We also expect to suspend our quarterly dividend through the balance of 2020 unless we determine an additional dividend is required to maintain our REIT status.
As of March 31, 2020, the Company was not in compliance with one of its debt financial maintenance covenants, which was a common financial covenant that has resulted in an event of default under both its Senior Unsecured Revolving Credit Facility and its unsecured term loans. In addition, management anticipates being unable to meet most, if not all, of its debt financial maintenance covenant requirements during the next twelve months due to the ongoing impact of the COVID-19 pandemic, which is expected to significantly reduce our operating income. The Company is currently in discussions with its lender group to obtain temporary covenant relief and an extension of its term loan maturing in February 2021. Any covenant waiver or debt extension will likely lead to operating restrictions, increased costs and fees, increased interest rates, additional restrictive covenants and other lender protections that may be applicable. There can be no assurance that we will be able to obtain temporary covenant relief, payment deferrals or an extension in a timely manner, on acceptable terms, or at all and, therefore, it cannot be considered probable of occurring. If we are not able to obtain waivers of the existing events of default, our lenders could potentially accelerate amounts due under our outstanding debt agreements and related derivative contract payables for which the Company may not have sufficient liquidity to pay. Therefore, the failure to obtain waivers would have a material adverse effect on our business and financial condition. As a result, the Company has substantial doubt about its ability to continue as a going concern for the next 12 months.

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
Risks and Uncertainties
As of March 31, 2020, 24 of the Company’s 39 hotels and resorts had temporarily suspended operations with seven additional hotels temporarily suspending operations in April. It is not currently known when the operations at our hotel properties will resume, or if we will need to suspend operations at additional hotel properties. We will continue to monitor the rapidly evolving situation and guidance from federal, state and local governmental and public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adjust our operations. Furthermore, we cannot predict when business levels will return to normalized levels after the effects of the pandemic subside and travel bans and shelter-in-place orders are lifted or upon a resurgence. There also can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. As a result, our revenues have declined significantly and we expect this trend to continue. Additionally, we expect the effects of the pandemic to materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties as well as to cause us to scale back or delay planned renovations and other projects. Due to the speed with which the situation is developing we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic or resurgence, the greater the material adverse impact on our business, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.
For the three months ended March 31, 2020 and 2019, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. To the extent that adverse changes continue in these markets, or the industry sectors that operate in these markets, our business and operating results could continue to be negatively impacted.
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
Restricted Cash and Escrows
Restricted cash primarily relates to furniture, fixtures and equipment replacement reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance, capital spending reserves and, at times, disposition related hold back escrows.

As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, for certain hotels we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
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
The Company has the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The optional qualitative assessment determines whether it is more likely than not that the specific goodwill's fair value is less than its carrying amount. If it is determined that it is more likely than not that the goodwill is impaired, the Company performs a single-step analysis to identify and measure impairment. The fair value of goodwill is based on either the direct capitalization or the discounted cash flow valuation method. The direct capitalization method is based on a capitalization rate, which is generally observable (a Level 2 input, but at times could be unobservable, which is a Level 3 input), applied to the underlying hotel's most recent stabilized trailing twelve month net operating income at the time of the fair value analysis. The discounted cash flow method is based on estimated future cash flow projections that utilize discount rates, terminal capitalization rates, and planned capital expenditures, which are generally unobservable in the market place (Level 3 inputs), but these estimates approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including the historical operating results, estimated growth rates, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value an impairment charge is recorded in an amount equal to that excess but only to the extent the value of goodwill is reduced to zero.
As of March 31, 2020 and December 31, 2019, the Company had goodwill of $8.6 million and $25.0 million, respectively, which is included in intangible assets, net of accumulated amortization on the condensed consolidated balance sheets for the period then ended. During the three months ended March 31, 2020, the Company determined the carrying value of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, was in excess of its fair value and therefore recorded an impairment charge of $16.4 million. Refer to Note 7 for further information. During the three months ended March 31, 2019, no impairment of goodwill was recorded.
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
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the lodging and hospitality industries, which management considered to be a triggering event during its impairment testing for the three months ended March 31, 2020. The Company assessed the recoverability of each of its long-lived assets and intangibles and determined that there were no impairments as of March 31, 2020.

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
Certain of our hotels have retail space that is leased to third parties for restaurants, retail and other space leases. Rental income from retail leases is recognized on a straight-line basis over the term of the underlying lease and is included in other income on the consolidated statement of operations and comprehensive (loss) income. Percentage rent is recognized at the point in time in which the underlying thresholds are achieved and percentage rent is earned. In March 2020, we began to receive notices and requests for rent deferrals and other concessions from certain of our space lease tenants as a result of the impact of COVID-19. The Company anticipates certain of our space lease tenants may default on their rent obligations in the next several months. There is no certainty as to when, or if, these tenants will start paying rent again in the future. As a result, the Company may record rental income only when cash is received in the near term.
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). The Company nets assets and liabilities when the right of offset exists. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As a result of the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the Company's results of operations during the three months ended March 31, 2020, the Company is working with its lender group to obtain debt covenant waivers and extensions, which may change the timing of debt payments and could impact our ability to apply hedge accounting in the future. If we were to discontinue hedge accounting this could result in the recognition of a portion or all of the $20.8 million balance of accumulated other comprehensive loss as of March 31, 2020 into net loss. Additionally, the discontinuation of hedge accounting could require future changes in the fair market values of hedges to be recognized on the consolidated statement of operations (loss) income through net (loss) income. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
Revenues
Revenue consists of amounts derived from hotel operations, including the sale of rooms for lodging accommodations, food and beverage, and other ancillary revenue generated by hotel amenities including parking, spa, resort fees and other services.
Revenues are generated from various distribution channels including but not limited to direct bookings, global distribution systems and online travel sites. Room transaction prices are based on an individual hotel's location, room type and the bundle of services included in the reservation and are set by the hotel daily. Any discounts, including advanced purchase, loyalty point redemptions or promotions are recognized at the discounted rate whereas rebates and incentives are recorded as a reduction in rooms revenue when earned. Revenues from online channels are generally recognized net of commission fees, unless the end price paid by the guest is known. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the guest. Cash received from a guest prior to check-in is recorded as an advanced deposit and is generally recognized as rooms revenue at the time the room reservation has become non-cancellable, upon occupancy or upon expiration of the re-booking date. Advance deposits are included in other liabilities on the condensed consolidated balance sheets. Payment of any remaining balance is typically due from the guest upon check-out. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues).
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
Share-Based Compensation
The Company has adopted a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, Operating Partnership Units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income and capitalized in building and other improvements in the condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board issued Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
3. Revenues
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three months ended March 31, 2020 and 2019 (in thousands):

Three Months Ended
Primary Markets	March 31, 2020
Orlando, FL	$30,194
Phoenix, AZ	24,106
Houston, TX	21,263
Dallas, TX	15,537
San Francisco/San Mateo, CA	13,626
Atlanta, GA	13,309
San Diego, CA	10,641
Denver, CO	9,685
San Jose-Santa Cruz, CA	9,593
Austin, TX	7,530
Other	59,869
Total	$215,353

Three Months Ended
Primary Markets	March 31, 2019
Orlando, FL	$36,156
Phoenix, AZ	32,844
Houston, TX	26,741
Dallas, TX	21,390
San Diego, CA	19,800
San Francisco/San Mateo, CA	19,406
Atlanta, GA	16,782
San Jose-Santa Cruz, CA	15,759
Denver, CO	11,751
Washington, DC-MD-VA	11,600
Other	81,458
Total	$293,687

4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
The Company did not acquire any hotels during the three months ended March 31, 2020 or 2019.

Dispositions
The Company did not sell any hotels during the three months ended March 31, 2020 or 2019.
In January 2020, the Company entered into an agreement to sell the 522-room Renaissance Atlanta Waverly Hotel & Convention Center for $155 million. The transaction was initially expected to close in the first quarter, however the Company entered into an amendment to the sale agreement to extend the closing date until July 31, 2020. The buyer has a $7.75 million non-refundable deposit at risk should the transaction not proceed. Based on the current status of the financial markets, and overall economic uncertainty, the Company can make no assurances that the Renaissance Atlanta Waverly Hotel & Convention Center will close as agreed upon, or at all. As a result of this uncertainty, the hotel was not presented as held for sale as of March 31, 2020.
In February 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel for $100.5 million. The transaction was initially expected to close in the first quarter 2020, but the Company subsequently entered into an amendment to the sale agreement that extended the closing until April 16, 2020. The transaction did not close as contemplated by the amended agreement and as a result, subsequent to March 31, 2020 the agreement has been terminated. The Company retained the $2 million deposit that was previously released from escrow and will recognize this amount as other income in April.
In March 2020, the Company entered into an agreement to sell the seven Kimpton hotel assets, which includes Kimpton Canary Hotel Santa Barbara, Kimpton Hotel Monaco Chicago, Kimpton Hotel Monaco Denver, Kimpton Hotel Monaco Salt Lake City, Kimpton Hotel Palomar Philadelphia, Kimpton Lorien Hotel & Spa and Kimpton RiverPlace Hotel (collectively, the “Kimpton Portfolio”) in an all-cash transaction valued at approximately $483 million, inclusive of $6 million of cash in existing furniture, fixture and equipment replacement reserve accounts. In connection with entering into the agreement, a $20 million at-risk deposit was placed in escrow by buyer. The pending sale of the Kimpton Portfolio did not close.
5. Debt
Debt as of March 31, 2020 and December 31, 2019 consisted of the following (dollar amounts in thousands):

						Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date		March 31, 2020	December 31, 2019
Mortgage Loans
Marriott Dallas Downtown	Fixed(2)	4.05%		1/3/2022		$51,000	$51,000
Kimpton Hotel Palomar Philadelphia	Fixed(2)	4.14%		1/13/2023		57,750	58,000
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed(2)	3.82%		8/14/2024		100,000	100,000
Andaz Napa	Variable	2.89%		9/13/2024		56,000	56,000
The Ritz-Carlton, Pentagon City	Fixed(2)	4.95%		1/31/2025		65,000	65,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025		60,547	60,731
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026		58,030	58,286
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027		115,000	115,000
Total Mortgage Loans		4.22%	(3)			$563,327	$564,017
Unsecured Term Loan $175M*	Fixed(4)	2.89%		2/15/2021		175,000	175,000
Unsecured Term Loan $125M*	Fixed(4)	3.38%		10/22/2022		125,000	125,000
Unsecured Term Loan $150M*	Variable	2.56%		8/21/2023		150,000	150,000
Unsecured Term Loan $125M*	Fixed(4)	3.37%		9/13/2024		125,000	125,000
Senior Unsecured Revolving Credit Facility*	Variable	2.66%		2/28/2022	(5)	500,000	160,000
Loan discounts and unamortized deferred financing costs, net(6)	—	—		—		(5,545)	(5,963)
Total Debt, net of loan discounts and unamortized deferred financing costs		3.32%	(3)			$1,632,782	$1,293,054
*Denotes a loan agreement under which the Company has breached a financial maintenance covenant as of March 31, 2020.

(1)
Variable index is one-month LIBOR. Interest rates are as of March 31, 2020. For variable interest loans for which the spread to LIBOR may vary, as it is determined by the Company's leverage ratio, the Company expects these rates will increase in future periods due to a higher expected leverage ratio.

(2)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for a portion of or the entire term of the loan.

(3)	Represents the weighted average interest rate as of March 31, 2020.

(4)	LIBOR has been fixed for certain interest periods throughout the term of the loan. The spread may vary, as it is determined by the Company's leverage ratio.

(5)	The maturity of the Senior Unsecured Revolving Credit Facility can be extended through February 2023 at the Company's discretion and requires the payment of an extension fee.

(6)	Includes loan discounts upon modifications and deferred financing costs, net of accumulated amortization.
In connection with repaying one mortgage loan during the three months ended March 31, 2019, the Company wrote off the related unamortized deferred financing costs of $213 thousand, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive (loss) income for the period then ended.
Total debt outstanding as of March 31, 2020 and December 31, 2019 was $1,638 million and $1,299 million, respectively, and had a weighted average interest rate of 3.32% and 3.72% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2020	Weighted average interest rate
2020	$3,580	4.47%
2021	180,401	2.94%
2022	182,915	3.60%
2023	211,863	3.02%
2024	281,534	3.46%
Thereafter	278,034	4.66%
Total Mortgage and Unsecured Term Loans	$1,138,327	3.61%
Senior Unsecured Revolving Credit Facility	500,000	2.66%
Loan discounts and unamortized deferred financing costs, net	(5,545)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,632,782	3.32%

Of the total outstanding debt at March 31, 2020, none of the mortgage loans were recourse to the Company. Some of the loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations. As of March 31, 2020, the Company was not in compliance with one of its debt financial maintenance covenants, which was a common financial covenant that resulted in an event of default under both its Senior Unsecured Revolving Credit Facility and its unsecured term loans. In addition, management anticipates being unable to meet most, if not all, of its other debt financial maintenance covenant requirements during the next twelve months due to the ongoing impact of the COVID-19 pandemic, which is expected to significantly reduce our operating income. The Company is currently in discussions with its lender group to obtain temporary covenant relief and an extension of its term loan maturing in February 2021. Refer to Note 2 for further discussion.
Senior Unsecured Revolving Credit Facility
As of December 31, 2019, approximately $160 million was outstanding under the Senior Unsecured Revolving Credit Facility. On March 12, 2020, the Company provided notice to the lenders to borrow the remaining $340 million available amount under the Amended and Restated Credit Agreement. The Company increased its borrowings under the Senior Unsecured Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. The proceeds from the incremental Senior Unsecured Revolving Credit Facility borrowings are currently being held in demand deposits and money market accounts, certificates of deposits and similar accounts with a maturity of three months or less and is included in cash and cash equivalents on the Company’s condensed consolidated balance sheets. In accordance with the terms of the Amended and Restated Credit Agreement, the proceeds from the incremental Senior Unsecured Revolving Credit Facility borrowings may in the future be used for working capital, general corporate or other purposes permitted by the Amended and Restated Credit Agreement.
As of March 31, 2020, there was $500 million outstanding on the Senior Unsecured Revolving Credit Facility. During the three months ended March 31, 2020, the Company incurred unused commitment fees of approximately $0.2 million and interest expense of $1.5 million. During the three months ended March 31, 2019, the Company incurred unused commitment fees of approximately $0.4 million and no interest expense.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of March 31, 2020, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive (loss) income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments with the right of offset that are in the liability position are included in other liabilities and derivatives instruments with the right of offset that are in the asset position are included in other assets on the condensed consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of

March 31, 2020 and December 31, 2019, respectively (in thousands):

						March 31, 2020		December 31, 2019
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 1.60%	10/22/2015	2/15/2021	$50,000	$(422)	$50,000	$167
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.60%	10/22/2015	2/15/2021	65,000	(543)	65,000	223
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 1.60%	10/22/2015	2/15/2021	60,000	(501)	60,000	206
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.55%	1/15/2016	10/22/2022	50,000	(1,974)	50,000	(403)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.55%	1/15/2016	10/22/2022	25,000	(988)	25,000	(202)
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 1.55%	1/15/2016	10/22/2022	25,000	(991)	25,000	(207)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 1.55%	1/15/2016	10/22/2022	25,000	(990)	25,000	(204)
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	57,750	(1,935)	58,000	13
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	(1,377)	51,000	(266)
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(1,227)	45,000	(248)
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(1,215)	45,000	(235)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.45%	10/13/2017	9/13/2022	40,000	(1,598)	40,000	(403)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.45%	10/13/2017	9/13/2022	40,000	(1,600)	40,000	(405)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.45%	10/13/2017	9/13/2022	25,000	(1,003)	25,000	(256)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 1.45%	10/13/2017	9/13/2022	20,000	(800)	20,000	(202)
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(1,624)	24,000	(894)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	41,000	(2,878)	41,000	(1,638)
						$688,750	$(21,666)	$689,000	$(4,954)

The table below details the location in the condensed consolidated financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges for the three months ended March 31, 2020 and 2019 (in thousands):

		Three Months Ended March 31,
		2020	2019
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive (Loss) Income:
Loss recognized in other comprehensive income	Unrealized loss on interest rate derivative instruments	$(17,120)	$(5,084)
(Loss) gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$409	$(1,413)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$13,024	$12,587

The Company expects approximately $10.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
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

For assets and liabilities measured at fair value on a recurring and nonrecurring basis, quantitative disclosure of their fair values are included in the condensed consolidated balance sheets as of as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement Date
	March 31, 2020		December 31, 2019
Location on Condensed Consolidated Balance Sheets/Description of instrument	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swap assets(1)	$—	$—	$13	$—
Liabilities
Interest rate swap liabilities(1)	$(21,666)	$—	(4,967)	—
Nonrecurring measurements
Intangible assets, net of accumulated amortization
Goodwill	—	$3,735	—	$14,035

(1)	Interest rate swap fair values are netted as applicable per the terms of the respective master netting agreements.
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
Non-Recurring Measurements
Goodwill
Our goodwill balance and related activity as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

	Goodwill	Cumulative Impairment Losses	Balance
Balance as of March 31, 2020	$34,352	$(25,768)	$8,584
Balance as of December 31, 2019	$34,352	$(9,400)	$24,952

As a result of the material adverse effect that the COVID-19 pandemic has had on the lodging industry and in our portfolio, the Company performed a single-step analysis to identify and measure impairment for three of our hotels with goodwill, including Andaz Napa, Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection at March 31, 2020. Management determined the fair value of the hotels and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, a terminal capitalization rate, and the applied discount rate. Based on our analysis, we identified goodwill impairments of $6.1 million related to Andaz Savannah and $10.3 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel. The goodwill impairment charge totaling $16.4 million was included in impairment and other losses on the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020.

Management believes that we used reasonable estimates and judgments in our fair value determination at March 31, 2020. However, it is not currently known when the operations at these hotel properties will resume. Furthermore, we cannot predict when business levels will return to normalized levels after the effects of the COVID-19 pandemic subside. There also can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. The changes in facts and circumstances as they arise may result in an additional impairment and other losses in the future.
During our annual goodwill impairment testing for the year ended December 31, 2019, we completed a single-step analysis to identify and measure goodwill impairment related to Bohemian Hotel Savannah Riverfront, Autograph Collection. Management determined the fair value of the hotel and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, terminal capitalization rate, and the applied discount rate. The goodwill impairment was attributed to changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotel in 2012. Based on the fair value determined by management, the Company recorded a goodwill impairment charge of $9.4 million, which was included in impairment and other losses on the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2019.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Debt, net of discounts	$1,138,327	$1,072,845	$1,139,017	$1,160,588
Senior Unsecured Revolving Credit Facility	500,000	478,718	160,000	160,886
Total	$1,638,327	$1,551,563	$1,299,017	$1,321,474

The Company estimated the fair value of its total debt, net of discounts, using a weighted average effective interest rate of 4.61% and 3.15% per annum as of March 31, 2020 and December 31, 2019, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, was signed into U.S. law on March 27, 2020 and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The Company is currently considering the programs and tax benefits that apply to its operations including the corporate net operating loss carryback, increases in the interest expense limitation, employee retention credit, and deferrals of both employer payroll taxes and corporate estimated taxes.
The Company estimated the TRS income tax benefit for the three months ended March 31, 2020 using an estimated federal and state combined effective tax rate of 10.10% and recognized an income tax benefit of $7.3 million. The income tax benefit during the three months ended March 31, 2020 was primarily attributed to the net operating loss carryback opportunity allowed for under the CARES Act.
The Company estimated the TRS income tax expense for the three months ended March 31, 2019 using an estimated federal and state combined effective tax rate of 30.39% and recognized an income tax expense of $6.1 million.
9. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had $62.6 million available for sale under the ATM Agreement.

In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $100 million of the Company’s outstanding Common Stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding Common Stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. During the three months ended March 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2019. As of March 31, 2020, the Company had approximately $94.7 million remaining under its share repurchase authorization.
Distributions
The Company declared the following dividend during the three months ended March 31, 2020:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2020	March 31, 2020	April 15, 2020

Due to the material adverse impact that the COVID-19 pandemic is expected to continue to have on the Company's results of operations, the Company expects to suspend its quarterly dividend through the balance of the 2020 unless it determines an additional dividend is required to maintain its REIT status.
Non-Controlling Interest of Common Units in Operating Partnership
During the three months ended March 31, 2020, 1,305,759 vested LTIP partnership units (“LTIP Units”), a class of limited partnership units in the Operating Partnership, were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 1,305,759 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 848,742 Common Units were redeemed for common stock and 457,017 Common Units were redeemed for cash totaling $8.6 million.
As of March 31, 2020, the Operating Partnership had 3,358,302 LTIP Units outstanding, representing a 2.9% partnership interest held by the limited partners. Of the 3,358,302 LTIP Units outstanding at March 31, 2020, 791,701 units had vested and had yet to be redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
10. Earnings Per Share
Basic earnings per common share is calculated by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period, plus any shares that could potentially be outstanding during the period. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.
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

The following table reconciles net (loss) income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	$(36,138)	$16,703
Dividends paid on unvested share-based compensation	(150)	(143)
Net (loss) income available to common stockholders	$(36,288)	$16,560

Denominator:
Weighted average shares outstanding - Basic	112,984,868	112,619,144
Effect of dilutive share-based compensation(1)	—	288,395
Weighted average shares outstanding - Diluted	112,984,868	112,907,539

Basic and diluted earnings per share:
Net (loss) income per share available to common stockholders - basic and diluted	$(0.32)	$0.15

(1)	During the three months ended March 31, 2020, the Company excluded 327,475 anti-dilutive shares from its calculation of diluted earnings per share.
11. Share Based Compensation
2015 Incentive Award Plan
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors of the Company approved the following grants of restricted stock units to certain Company employees:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted Average Grant Date Fair Value
March 2020	2020 Restricted Stock Units	112,937	163,501	$9.70

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

LTIP Unit Grants
The Compensation Committee approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted Average Grant Date Fair Value
March 2020	2020 LTIP Units	100,899	868,723	$5.79

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
The following is a summary of the unvested incentive awards under the Company's 2015 Incentive Award Plan as of March 31, 2020:

	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2019	247,108	1,683,965	1,931,073
Granted	276,438	969,622	1,246,060
Vested(2)	(98,279)	(86,986)	(185,265)
Expired	—	—	—
Forfeited	(3,154)	—	(3,154)
Unvested as of March 31, 2020	422,113	2,566,601	2,988,714
Weighted average fair value of unvested shares/units	$10.99	$7.46	$7.96

(1)	Includes time-based and performance-based units.

(2)
During the three months ended March 31, 2020, 28,072 shares of common stock were withheld by the Company upon the settlement of the applicable award in order to satisfy minimum federal and state tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan.

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

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component (in dollars)	Volatility	Interest Rate	Dividend Yield
March 2, 2020
Absolute TSR Restricted Stock Units - Type I	25%	$2.07	24.62%	1.13% - 0.95%	7.05%
Relative TSR Restricted Stock Units - Type I	75%	$6.73	24.62%	1.13% - 0.95%	7.05%
Absolute TSR Restricted Stock Units - Type II	25%	$2.14	24.62%	1.13% - 0.95%	7.05%
Relative TSR Restricted Stock Units - Type II	75%	$7.00	24.62%	1.13% - 0.95%	7.05%
Absolute TSR Class A LTIPs	25%	$2.34	24.62%	1.13% - 0.95%	7.05%
Relative TSR Class A LTIPs	75%	$6.85	24.62%	1.13% - 0.95%	7.05%

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
For the three months ended March 31, 2020 the Company recognized approximately $2.0 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three months ended March 31, 2020 we capitalized approximately $0.3 million related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. Share-based compensation expense during the three months ended March 31, 2020 included $0.4 million of accelerated share-based compensation for reductions in corporate personnel as a result of COVID-19. As of March 31, 2020, there was $16.2 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2.1 additional years.
For the three months ended March 31, 2019, the Company recognized approximately $1.9 million, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three months ended March 31, 2019 we capitalized approximately $0.1 million related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases.

The following is a summary of the Company's leases as of and for the three months ended March 31, 2020 (dollar amounts in thousands):

March 31, 2020
Weighted average remaining lease term, including reasonably certain extension options(1)	30 years
Weighted average discount rate	5.94%

ROU asset(2)	$45,980
Lease liability(3)	$27,052

Operating lease rent expense	$602
Variable lease costs	1,872
Total rent and variable lease costs	$2,474

(1)	The weighted average remaining lease term including all available extension options is approximately 61 years.

(2)	The ROU asset is included in other assets on the accompanying condensed consolidated balance sheet as of March 31, 2020.

(3)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2020.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of March 31, 2020 (in thousands):

Year Ending December 31, 2020
2020 (excluding the three months ended March 31, 2020)	$1,803
2021	2,417
2022	2,431
2023	2,445
2024	2,460
Thereafter	49,862
Total undiscounted lease payments	$61,418
Less imputed interest	(34,366)
Lease liability(1)	$27,052

(1)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2020.
Management and Franchise Agreements
In order to maintain its qualification as a REIT, the Company cannot directly or indirectly operate any of its hotels. The Company leases each hotel to TRS lessees, which in turn engage property managers to manage the hotels. Each hotel is operated pursuant to a hotel management agreement with an independent third-party hotel management company.
Pursuant to the hotel management agreements, the management company controls the day-to-day operation of each hotel, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The hotel management agreements typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. Many hotel management agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels. As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, for certain hotels we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
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
The Company is generally limited in its ability to sell, lease or otherwise transfer the hotels unless the transferee assumes the related hotel management agreement. However, most agreements include owner rights to terminate the agreements on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to the Company of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).
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
For the three months ended March 31, 2020 and 2019, the Company incurred management and franchise fees of $7.3 million and $12.3 million, respectively, which is included on the condensed consolidated statements of operations and comprehensive (loss) income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2020 and December 31, 2019, the Company had a balance of $66.9 million and $70.8 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. As noted above, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, for certain hotels we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
Renovation and Construction Commitments
As of March 31, 2020, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2020 totaled $24.4 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
13. Subsequent Events
In response to the market, economic and financial challenges caused by the COVID-19 pandemic, the Company made certain organizational changes, including the departure of our Senior Vice President and Chief Investment Officer in April 2020. As a result of the departure, the Company entered into a Separation Agreement that provides for, among other things (i) $1.4 million payable over a period of 12 months, (ii) continued health insurance coverage at the Company’s expense for up to eighteen months following the separation date; and (iii) all outstanding and unvested equity and equity-based awards held will be treated in accordance with the terms and conditions set forth in the applicable award agreement and equity compensation plan.

On April 30, 2020, the buyer parties of the Kimpton Portfolio sale provided a notice to the Company alleging sellers breached the agreement to sell the portfolio and purporting to terminate the agreement prior to the closing date.  The Company denied the buyers' allegations and rejected the buyers' purported termination. On the May 4, 2020 closing date, the buyer parties failed to close on the transaction.  As a result of the buyer parties’ failure to close, the Company terminated the agreement and is vigorously pursuing, over the buyer parties’ objection, the $20 million deposit currently held in escrow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, anticipated timing to close a pending transaction, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the outlook related to the effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, the timing of hotel re-openings, the level of expenses incurred in connection with hotel re-openings, capital expenditures and the timing of renovations, status of transactions and escrow deposits, and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the factors set forth in our Current Report on Form 8-K filed with the SEC on March 31, 2020, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of third-party operators or other partners to successfully navigate the impacts of the COVID-19 pandemic; the pace of recovery following the COVID-19 pandemic or any future resurgence; COVID-19 may cause us to incur additional expenses. For example, depending on the length of furloughs for employees at our hotels, we may be required to make severance payments to some of the hotels furloughed employees; our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness; our ability to apply with covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy and/or technology industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in Top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of March 31, 2020, we owned 39 hotels, comprising 11,245 rooms, across 16 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, and Hilton, as well as leading independent management companies.
Impact of COVID-19 on our Business
In January 2020, cases of novel coronavirus and related respiratory disease (“COVID-19”) started appearing in the United States. By March 11, 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The effects of the COVID-19 pandemic on the hotel industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. As of March 31, 2020, 24 of the Company’s 39 hotels and resorts had temporarily suspended operations with seven additional hotels temporarily suspending operations in April. The Company’s remaining eight properties are operating at levels which reflect the reduced demand levels. As individual governmental authorities relax social distancing standards and begin to lift "stay at home" orders, the Company will work with its operating partners to evaluate the best strategy and approach for reopening each of its properties based on the hotel or resort's ability to implement necessary safety precautions, anticipated demand and other considerations. At this time, the Company anticipates five smaller properties with a leisure demand focus will recommence operations during the month of May
Prior to the impact of COVID-19, the results for the first quarter of 2020 exceeded expectations with RevPAR decreasing slightly in the low single digits compared to the first quarter 2019. Occupancy rates for our total portfolio for January and February 2020 were 65.0% and 74.6%, respectively. Due to certain of our hotels and resorts temporarily suspending operations and low levels of demand, RevPAR and occupancy declined significantly in March, which led to a total portfolio occupancy rate for the month of 27.2%. Occupancy has continued to decline in the second quarter and, as a result, we expect operating results to be further negatively impacted in the second quarter. Both business transient and leisure demand has declined significantly, consistent with trends throughout the U.S. lodging industry. The vast majority of our hotel portfolio's group business for the second quarter has been canceled, and the Company is uncertain if, or when, this business will rebook in the future.
It is not currently known when the suspended operations at all of our hotel properties will resume, or if we will need to temporarily suspend operations at additional hotel properties. Furthermore, we cannot predict when business levels will return to normalized levels after the effects of the pandemic subside, if there will be a resurgence, or if business levels will ever return to historical levels. There also can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. As a result, our revenues have declined significantly and we expect this trend to continue. Additionally, we expect the effects of the pandemic to materially adversely affect our ability to consummate acquisitions and dispositions of hotel properties as well as to cause us to scale back or delay planned renovations and other projects. Due to the speed with which the situation is evolving we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic or a resurgence, the greater the material adverse effect on our business, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.
As a result of the material adverse impact of the COVID-19 pandemic on the Company's results of operations, the Company was not in compliance with one of its debt financial maintenance covenants, which was a common financial covenant that resulted in an event of default under both its Senior Unsecured Revolving Credit Facility and its unsecured term loans as March 31, 2020. In addition, management anticipates being unable to meet most, if not all, of its debt financial maintenance covenant requirements during the next twelve months due to the ongoing impact of the pandemic, which is expected to significantly reduce our operating income for the balance of 2020. The Company is currently in discussions with its lender group to obtain temporary covenant relief and an extension of its term loan maturing in February 2021. Any covenant waiver or debt extension will likely lead to operating restrictions, increased costs and fees, increased interest rates, additional restrictive covenants and other lender protections that may be applicable. There can be no assurance that we will be able to obtain temporary covenant relief, payment deferrals or an extension in a timely manner, on acceptable terms, or at all and, therefore, it cannot be considered probable of occurring. If we were not able to obtain waivers of the existing events of default, our lenders could potentially accelerate amounts due under our outstanding debt agreements and related derivative contract payables for which the Company may not have sufficient liquidly to pay. Therefore, the failure to obtain waivers would have a material adverse effect on our business and financial condition. As a result, the Company has substantial doubt about its ability to continue as a going concern for the next 12 months.
To the extent that payment terms of our loans change, it could impact our ability to apply hedge accounting in the future. If we were to discontinue hedge accounting this could result in the recognition of a portion or all of the $20.8 million balance of accumulated other comprehensive loss as of March 31, 2020 into net loss. Additionally, the discontinuation of hedge accounting could require future changes in the fair market values of hedges to be recognized on the consolidated statement of operations (loss) income through net (loss) income. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
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

Results of Operations
Lodging Industry Overview
The impact of COVID-19 on the global and U.S. economy and the travel industry in particular has been unprecedented, causing a severe impact to our operations beginning late in the first quarter of 2020. The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which decreased at an annual rate of approximately 4.8% as of the end of the first quarter of 2020, according to the U.S. Department of Commerce, a substantial slowdown in comparison to an annual growth rate of approximately 3.2% during the first quarter 2019. The decline in GDP during the first three months of 2020 was attributed to the impact of COVID-19, which led to negative contributions from consumer spending, nonresidential fixed investment, and exports offset by contributions in residential fixed investment and federal, state and local government spending. The COVID-19 pandemic is expected to continue to have a negative impact on the U.S. economy and therefore U.S. GDP is expected to decline significantly in 2020. In addition, the unemployment rate rose to 4.4% in March 2020, primarily as of result of the COVID-19 pandemic with a significant reduction in jobs in the leisure and hospitality industry. Furthermore, the U.S. unemployment rate rose to 14.7% in April 2020, which was the largest month-over-month increase in history dating back to 1948.
In addition to these macroeconomic factors, demand in the U.S. lodging industry declined 14.2% during the first quarter of 2020, which was further impacted by supply growth of 2.0%. These combined factors led to unprecedented declines in industry RevPAR of 19.3% for the three months ended March 31, 2020 compared to 2019, which was driven by a significant decline in occupancy of 1,590 basis points coupled with a 4% decline in ADR per industry reports.
Recent Developments
Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on lodging, with the full extent of the impact generally determined by the length of time the event influences travel decisions. While the economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our revenues, earnings and cash flows, will be materially adversely impacted for the balance of 2020 and into 2021, and that such negative impact may continue well beyond the containment of the outbreak or upon a resurgence. Our immediate focus has been on the well-being and safety of our guests, our employees, and our third party operators’ employees at our properties, as well as the financial strength of our company. The following are recent developments regarding the COVID-19 pandemic and its effect on our operations:

•
As of March 31, 2020, 24 of the Company’s 39 hotels and resorts had temporarily suspended operations, with seven additional hotels temporarily suspending operations in April, in order to comply with safety measures to control the spread of COVID-19 implemented at the local, state and federal level and due to low levels of demand at our other hotels and resorts. The vast majority of our hotel portfolio's group business for the second quarter has been canceled and both business transient and leisure demand has declined significantly, consistent with trends throughout the U.S. lodging industry. With the uncertainty surrounding general sentiment towards travel, as well as the likelihood of strict corporate travel policies, both business and leisure demand continue to be extremely difficult to predict throughout the portfolio. We anticipate that leisure demand will be the first segment to improve, with a lag in corporate transient and particularly group business based on the anticipated ongoing safety measures for large social gatherings. However, we cannot predict when business levels will return to normalized levels after the effects of the pandemic subside. There also can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. As a result, our revenues have declined significantly and we expect this trend to continue.

•
The Company's operating partners have lowered hotel operating expenses, primarily by adjusting staffing and service levels in response to the significant reduction in demand. As a result, a substantial number of the employees of our third-party managers have been furloughed for which we have accrued approximately $5.7 million in future expenses during the three months ended March 31, 2020. The Company anticipates there could also be potential severance expenses in the near term depending on the timing of the recommencement of operations at our hotels and resorts.

•
The health and wellbeing of our guests, our employees and our third party operators' employees continues to be a top priority. As government authorities begin to ease "stay at home" orders, the Company will work with its third-party managers to evaluate the best strategy and approach for reopening each of its properties based the hotel or resort's ability to implement necessary safety precautions and cleanliness standards, anticipated demand and other considerations. We are closely monitoring the safety measures expected to be implemented by our third-party managers, which includes enhanced cleaning, mobile check-in and keys, reduction of services and amenities, including the removal of mini bars, buffets, room service and reduced seating in restaurants to maintain social distancing measures. Upon recommencement of operations at the Company's hotels and resorts that have temporarily suspended operations, we expect there will be startup expenses, as well as an increase to expenses related to enhanced safety and cleanliness measures. At this time, the Company anticipates five of its smaller properties with a leisure demand focus will recommence operations during the month of May.

•
In order to bolster the Company's unrestricted cash position and to help meet its ongoing operational and financial obligations, the Company drew the remaining $340 million on its $500 million Senior Unsecured Revolving Credit Facility on March 17, 2020.

•
The Company’s previously declared first quarter dividend was paid on April 15, 2020 to shareholders of record as of March 31, 2020. The Company expects to suspend its quarterly dividend through the balance of the 2020 unless it determines an additional dividend is required to maintain its REIT status.

•
The Company expects to reduce its corporate full-year cash general and administrative expense by over 20%, or approximately $5.5 million, excluding the impact of non-recurring restructuring costs, primarily resulting from lower executive incentive compensation, as well as a reduction in other costs. In addition, the Company reduced its corporate personnel by over 20% and management will continue to evaluate expense reductions as appropriate. As a result, during the three months ended March 31, 2020 the Company incurred accelerated share-based compensation expense of $0.4 million and other restructuring costs, including severance expense, of $0.4 million.

•
The Company has reviewed its capital expenditure program for 2020 and has canceled or deferred approximately $50 million of capital expenditures, representing a 40% reduction. The Company’s current estimate for full-year capital expenditures is approximately $70 million. This estimate primarily reflects projects that were currently in-progress or for which materials had been ordered. Most of these expenditures relate to the transformative renovation of Park Hyatt Aviara Resort, Golf Club & Spa. the guestroom renovation at Marriott Woodlands Waterway Hotel & Convention Center and the renovation of the existing meeting space at Hyatt Regency Grand Cypress. Each of these projects has been adjusted, in terms of timing or scope, to reduce 2020 capital outlays. In certain cases, our furniture, fixture and equipment replacement reserve contributions have been waived for 2020 and for certain hotels we have the ability to utilize a portion of these cash balances for hotel operating expenses, some of which must be replenished in the future.

•
At March 31, 2020, the Company was not in compliance with one of its debt financial maintenance covenants, which was a common financial covenant that has resulted in an event of default under both its Senior Unsecured Revolving Credit Facility and its unsecured term loans. The Company is currently in discussions with its lender group to obtain temporary covenant relief and an extension of its term loan maturing in February 2021. There can be no assurance that we will be able to obtain temporary covenant relief, payment deferrals and an extension in a timely manner, on acceptable terms, or at all and, therefore, it cannot be considered probable of occurring.

•
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, was signed into U.S. law on March 27, 2020 and provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The Company is currently considering the programs and tax benefits that apply to its operations including the corporate net operating loss carryback, increases in the interest expense limitation, employee retention credit, and deferrals of both employer payroll taxes and corporate estimated taxes. Although we bear the expense for the wages and benefits of our third-party managers' employees at our hotels, we understand our third-party managers are reviewing the opportunity to file for the employee retention credit to partially offset the costs for its furloughed hotel employees under the CARES Act.

First Quarter 2020 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, decreased 28.5% to $121.68 for the three months ended March 31, 2020 compared to $170.28 for the three months ended March 31, 2019. The decrease in our total portfolio RevPAR for the three months ended March 31, 2020 compared to the same periods in 2019 was primarily driven by the impact of the COVID-19 pandemic.
Net income decreased 314.9% for the three months ended March 31, 2020 compared to 2019, which was primarily attributed to a reduction in operating income of $52.2 million for our 39-hotels as a result of COVID-19, which includes a $3.8 million operating loss attributed to Hyatt Regency Portland that was acquired and opened for business in December 2019, a goodwill impairment charge of $16.4 million related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, and a $0.4 million increase in interest expense. These decreases were offset by a $7.3 million tax benefit for the three months ended March 31, 2020 compared to tax expense of $6.1 million for the same period 2019.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2020 decreased 68.7% and 67.7%, respectively, for the three months ended March 31, 2020 compared to 2019, which was primarily attributable to the impact of the COVID-19 pandemic on the Company's results of operations. Refer to "Non-GAAP

Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Number of properties at March 31	39	40	(1)
Number of rooms at January 1	11,245	11,165	80
Rooms added to portfolio upon completion of property improvements(1)	—	2	(2)
Number of rooms at March 31	11,245	11,167	78

Number of hotels open at March 31	15	40	(25)
Number of rooms in hotels open at March 31	3,296	11,167	(7,871)

Number of hotels with temporarily suspended operations at March 31	24	—	24
Number of rooms in hotels with temporarily suspended operations at March 31	7,949	—	7,949

	Three Months Ended March 31,
	2020	2019	Change
Total Portfolio Statistics:
Occupancy (2)	55.2%	75.1%	(1,990) bps
ADR (2)	$220.41	$226.72	(2.8)%
RevPAR (2)	$121.68	$170.28	(28.5)%

(1)	During the three months ended March 31, 2019, we added two newly created rooms at Marriott Woodlands Waterway Hotel & Convention Center.

(2)
For hotels acquired during the applicable period, operating statistics are included starting on the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of respective disposition.

Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Decrease	% Change
Revenues:
Rooms revenues	$124,515	$171,141	$(46,626)	(27.2)%
Food and beverage revenues	73,729	103,463	(29,734)	(28.7)%
Other revenues	17,109	19,083	(1,974)	(10.3)%
Total revenues	$215,353	$293,687	$(78,334)	(26.7)%
Rooms revenues
Rooms revenues decreased by $46.6 million, or 27.2%, to $124.5 million for the three months ended March 31, 2020 from $171.1 million for the three months ended March 31, 2019 primarily due to the impact of COVID-19. In addition, rooms revenue decreased by $3.6 million attributed to Marriott Chicago at Medical District/UIC and Marriott Griffin Gate Resort & Spa that were sold in December 2019 (collectively, "the two hotels sold in December 2019"), which was partially offset by an increase of $2.0 million contributed by Hyatt Regency Portland at the Oregon Convention Center acquired in December 2019.

Food and beverage revenues
Food and beverage revenues decreased by $29.7 million, or 28.7%, to $73.7 million for the three months ended March 31, 2020 from $103.5 million for the three months ended March 31, 2019 primarily due to the impact of COVID-19. In addition, food and beverage revenues decreased by $1.8 million attributed to the two hotels sold in December 2019, which was partially offset by an increase of $1.1 million contributed by Hyatt Regency Portland at the Oregon Convention Center acquired in December 2019.
Other revenues
Other revenues decreased by $2.0 million, or 10.3%, to $17.1 million for the three months ended March 31, 2020 from $19.1 million for the three months ended March 31, 2019 primarily due to the impact of COVID-19. However, this was partially offset by revenue from cancellations and attrition, which increased $1.8 million for the three months ended March 31, 2020 compared to 2019 mostly attributed to the impact of COVID-19.
In March 2020, we began to receive notices and requests for rent deferrals and other concessions from certain of our space lease tenants as a result of the impact of COVID-19. The Company anticipates certain of our space lease tenants may default on their rent obligations in the next several months. There is no certainty as to when, or if, these tenants will start paying rent again in the future. As a result, the Company may record rental income only when cash is received in the near term.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2020	2019	Decrease	% Change
Hotel operating expenses:
Rooms expenses	$35,076	$40,656	$(5,580)	(13.7)%
Food and beverage expenses	52,972	63,414	(10,442)	(16.5)%
Other direct expenses	5,392	7,117	(1,725)	(24.2)%
Other indirect expenses	70,088	72,393	(2,305)	(3.2)%
Management and franchise fees	7,330	12,309	(4,979)	(40.5)%
Total hotel operating expenses	$170,858	$195,889	$(25,031)	(12.8)%
Total hotel operating expenses
Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the services and amenities provided to guests.
Total hotel operating expenses decreased $25.0 million, or 12.8%, to $170.9 million for the three months ended March 31, 2020 from $195.9 million for the three months ended March 31, 2019, primarily due to the impact of COVID-19. However, during the three months ended March 31, 2020, the Company accrued approximately $5.7 million of expenses related to furloughed employees. Also during the three months ended March 31, 2020, hotel operating expenses decreased by $5.6 million attributed to the two hotels sold in December 2019, which was partially offset by a $4.4 million increase contributed by Hyatt Regency Portland at the Oregon Convention Center acquired in December 2019.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)	% Change
Depreciation and amortization	$37,091	$40,000	$(2,909)	(7.3)%
Real estate taxes, personal property taxes and insurance	13,675	13,059	616	4.7%
Ground lease expense	754	1,090	(336)	(30.8)%
General and administrative expenses	8,151	7,575	576	7.6%
Impairment and other losses	16,368	—	16,368	—
Total corporate and other expenses	$76,039	$61,724	$14,315	23.2%
Depreciation and amortization
Depreciation and amortization expense decreased $2.9 million, or 7.3%, to $37.1 million for the three months ended March 31, 2020 from $40.0 million for the three months ended March 31, 2019. The decrease was attributed to a reduction in depreciation expense related to the two hotels sold in December 2019 and due to the timing of fully depreciated assets during the comparable periods. These decreases were offset by increases from the $22.2 million of capital expenditures during the three months ended March 31, 2020 and the $93 million of capital expenditures during the year ended December 31, 2019 along with contributions from Hyatt Regency Portland at the Oregon Convention Center that was acquired in December 2019.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.6 million, or 4.7%, to $13.7 million for the three months ended March 31, 2020 from $13.1 million for the three months ended March 31, 2019. The increase was primarily attributed to annual increases in property and casualty insurance and real estate taxes, which increased at a rate of approximately 3.8%, and personal property taxes. These increases were offset by a reduction in expenses attributed to the two hotels sold in 2019.
Ground lease expense
Ground lease expense decreased to $0.3 million, or 30.8%, to $0.8 million for the three months ended March 31, 2020 from $1.1 million for the three months ended March 31, 2019, which was attributable to a reduction in percentage rent on our ground leases as a result of certain of our hotels and resorts temporarily suspending operations due to the COVID-19 pandemic.
General and administrative expenses
General and administrative expenses increased $0.6 million, or 7.6%, to $8.2 million for the three months ended March 31, 2020 from $7.6 million for the three months ended March 31, 2019. The Company restructured its corporate office in order to preserve capital as a result of the material adverse impact of COVID-19. As a result of the restructuring, the Company incurred non-recurring severance expense and acceleration of share-based compensation expense totaling $0.8 million.
Impairment and other losses
During the three months ended March 31, 2020, the Company recorded a goodwill impairment charge of $16.4 million, which was attributed to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel. The fair value was estimated using ten-year discounted cash flows approach. Based on the fair value estimated by management, the Company recorded an impairment charge, which represented the carrying value in excess of estimated fair value. Refer to Notes 2 and 7 in the condensed consolidated financial statements included herein for further discussion.

Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2020	2019	Increase / (Decrease)	% Change
Non-operating income and expenses:
Other income	127	95	32	33.7%
Interest expense	(13,024)	(12,587)	437	3.5%
Loss on extinguishment of debt	—	(213)	(213)	(100.0)%
Income tax benefit (expense)	7,311	(6,093)	(13,404)	(220.0)%
Interest expense
Interest expense increased to $13.0 million for the three months ended March 31, 2020 from $12.6 million for the three months ended March 31, 2019. This was primarily due to an increase in the outstanding debt as of March 31, 2020 compared to 2019, due to the draw of $340 million on the Senior Unsecured Revolving Credit Facility during the first quarter of 2020, resulting in the full $500 million availability under the facility being drawn, which was partially offset by a decrease in the weighted average interest rate.
Loss on extinguishment of debt
No loans were repaid during the three months ended March 31, 2020. The loss on extinguishment of debt for the three months ended March 31, 2019 was attributable to the write off of unamortized loan costs for the prepayment of one mortgage loans.
Income tax benefit (expense)
Income tax benefit increased $13.4 million, or 220.0%, to $7.3 million for the three months ended March 31, 2020 from income tax expense of $6.1 million for the three months ended March 31, 2019. The income tax benefit during the three months ended March 31, 2020 was primarily attributed to the net operating loss carryback allowed for under the CARES Act.
Liquidity and Capital Resources
Currently we expect to meet our short-term liquidity requirements from cash on hand, use of our unencumbered asset base and equity proceeds from the sale of our common stock. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
On a long-term basis, our objectives are to maximize revenue and profits generated by our existing properties and acquired hotels, to further enhance the value of our portfolio and produce an attractive current yield, as well as to generate sustainable and predictable cash flow from our operations to distribute to our common stock and unit holders. To the extent we are able to successfully improve the performance of our portfolio, we believe this will result in increased operating cash flows. Additionally, we may meet our long-term liquidity requirements through additional borrowings, the issuance of equity and debt securities, which may not be available on advantageous terms or at all, and/or proceeds from the sales of hotels.
Liquidity
As of March 31, 2020, we had $396.8 million of consolidated cash and cash equivalents and $79.5 million of restricted cash and escrows. The restricted cash as of March 31, 2020 primarily consisted of $66.9 million related to lodging furniture, fixtures and equipment replacement reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $5.6 million primarily for real estate taxes and mortgage escrows, $2.0 million for disposition escrows held back at closing, and $5.0 million in deposits made for capital projects.

In March 2020, the Company increased its borrowings under the Senior Unsecured Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 outbreak. To the extent that we pay down the outstanding balance of our Senior Unsecured Credit Facility in the future, proceeds from future borrowings may in the future be used for working capital, general corporate or other purposes permitted by the Amended and Restated Credit Agreement. As of March 31, 2020, $500 million is currently outstanding on the Senior Unsecured Revolving Credit Facility at an interest rate of 2.66%.
Certain of the Company's third-party managers have temporarily suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time due to the impact of COVID-19. Additionally, for certain hotels we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
We have also taken preemptive actions to preserve our liquidity and manage our cash flow, such as reducing our non-essential spending, revisiting our investment strategies, and reducing payroll costs, including reducing our corporate personnel by 20%. Additionally, the Company expects to suspend its quarterly dividend through the balance of the 2020 unless it determines an additional dividend is required to maintain its REIT status.
The Company estimates that if all of its hotels and resorts were to temporarily suspend operations, its monthly recurring cash approximately $17 million to $20 million, inclusive of hotel operating expenses, such as wages and benefits, real estate and personal property taxes, insurance, as well as corporate general and administrative expenses. The Company’s debt service, should it be paid in accordance with current debt agreements, totals an additional $5 million of monthly cash expense. Upon recommencement of operations at the Company's hotels and resorts that have temporarily suspended operations, we expect there will be startup expenses, as well as an increase to expenses related to enhanced safety and cleanliness measures.
While the impact and duration of COVID-19 on our business is currently uncertain, the situation is expected to be temporary. In the longer term, we remain committed to increasing total shareholder returns through our three capital allocation priorities: (1) to maximize revenue and profits generated by our existing properties and acquired hotels, (2) to further enhance the value of our portfolio and produce an attractive current yield, and (3) to generate sustainable and predictable cash flow from our operations to distribute to our common stock and unit holders. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant.
Debt and Loan Covenants
As of March 31, 2020, our outstanding total debt was $1.6 billion and had a weighted average interest rate of 3.32%. However, for variable interest loans for which the spread to LIBOR may vary, as it is determined by the Company's leverage ratio, the Company expects these rates will increase in future periods due to a higher expected leverage ratio. Some of our loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations.
As of March 31, 2020, the Company was not in compliance with one of its debt financial maintenance covenants, which was a common financial covenant that has resulted in an event of default under both its Senior Unsecured Revolving Credit Facility and its unsecured term loans. In addition, management anticipates being unable to meet most, if not all, of its other debt financial maintenance covenant requirements during the next twelve months due to the ongoing impact of the COVID-19 pandemic, which is expected to significantly reduce our operating income. A failure to obtain waivers of existing events of default could lead our lenders to potentially accelerate amounts due under our outstanding debt agreements and related derivative contract payables for which the Company may not have sufficient liquidity to pay. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges. The Company is currently in discussions with its lender group to obtain temporary debt covenant relief and an extension of its loan maturing in February 2021.  There can be no assurance that we will be able to obtain these waivers or an extension in a timely manner, on acceptable terms, or at all and, therefore, it cannot be considered probable of occurring.
In addition, the Company is in discussions with several of its secured lenders to obtain loan modifications that may include covenant waivers, debt service forbearance or deferral, as well as other relief. The Company can make no assurances that modifications under any of its secured debt agreements will be agreed to and/or completed.

Derivatives
As of March 31, 2020, we had various interest rate swaps with an aggregate notional amount of $688.8 million. These swaps fix a portion of the variable interest rate for four of our hotel mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of three of our unsecured term loans. The unsecured term loan spreads may vary, as they are determined by the Company's leverage ratio.
To the extent that payment terms of our loans change, it could impact our ability to apply hedge accounting in the future. If we were to discontinue hedge accounting this could result in the recognition of a portion or all of the $20.8 million balance of accumulated other comprehensive loss as of March 31, 2020 into net loss. Additionally, the discontinuation of hedge accounting could require future changes in the fair market values of hedges to be recognized on the consolidated statement of operations (loss) income through net (loss) income. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
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
As of March 31, 2020, the Company's has various interest rate swaps with a notional amount of $513.8 million that have maturity dates ranging from 2022 to 2023 that are indexed to LIBOR. The Company is currently monitoring and evaluating the related risks, which include interest expense and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
Capital Markets
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2020 or 2019. As of March 31, 2020, the Company had $62.6 million available for sale under the ATM Agreement.
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

During the three months ended March 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2019. As of March 31, 2020, the Company had approximately $94.7 million remaining under its share repurchase authorization. The Company does not anticipate utilizing the share repurchase program during the remainder of 2020.
Sources and Uses of Cash
Generally our principal sources of cash are cash flows generated from operations and borrowings under debt financings, including draws on our revolving credit facility. We may also obtain cash from various types of equity offerings, including our ATM program, or the sale of our hotels. Generally our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. In the future, we may also elect to use cash to buy back our common stock under the Repurchase Program.
Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$5,387	$33,638
Net cash used in investing activities	(20,177)	(13,260)
Net cash provided by (used in) financing activities	296,189	(37,740)
Increase (decrease) in cash and cash equivalents and restricted cash	$281,399	$(17,362)
Cash and cash equivalents and restricted cash, at beginning of period	194,946	161,608
Cash and cash equivalents and restricted cash, at end of period	$476,345	$144,246
Operating

•
Cash provided by operating activities was $5.4 million and $33.6 million for the three months ended March 31, 2020 and 2019, respectively. Our cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net decrease in cash provided by operating activities during the three months ended March 31, 2020 was primarily due to a decrease in operating income from our 38-comparable hotels attributed to impact of COVID-19 and reductions from the two hotels sold in December 2019. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2020 and 2019.

Investing

•
Cash used in investing activities was $20.2 million and $13.3 million for the three months ended March 31, 2020, and 2019, respectively. Cash used in investing activities for the three months ended March 31, 2020 was attributed to $22.2 million in capital improvements at our hotel properties, which was offset by a $2.0 million deposit received from escrow for a pending hotel acquisition. Cash used in investing activities for the three months ended March 31, 2019 was attributed to $13.3 million in capital improvements at our hotel properties.

Financing

•
Cash provided by (used in) financing activities was $296.2 million and $37.7 million for the three months ended March 31, 2020, and 2019, respectively. Cash provided by financing activities for the three months ended March 31, 2020 was attributed to (i) the $340 million drawdown on the Senior Unsecured Revolving Credit Facility, which was offset by (ii) the payment of $31.6 million in dividends for common stock and units, (iii) redemption of Operating Partnership Units for common stock and cash of $8.6 million; and (iv) the repurchase of common stock totaling $2.3 million. Cash used in financing activities for the three months ended March 31, 2019 was primarily attributed to (i) the payment of $31.3 million in dividends and (ii) the repayment of mortgage debt totaling $90.0 million, which was offset by proceeds of $85.0 million from the drawdown of the remaining balance of the unsecured term loan entered into in during 2018.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment replacement reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 1% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our unsecured revolving credit facility and/or other sources of available liquidity. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
As of March 31, 2020 and December 31, 2019, we had a total of $66.9 million and $70.8 million, respectively, of furniture, fixtures and equipment replacement reserves. During the three months ended March 31, 2020 and 2019, we made total capital expenditures of $22.2 million and $13.3 million, respectively.
As mentioned previously, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, for certain hotels we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
In light of the COVID-19 pandemic and its impact on our operations, the Company reviewed its capital program for 2020 and is canceling or deferring approximately $50 million of capital expenditures, representing a 40% reduction. The Company’s current estimate for full-year capital expenditures is approximately $70 million. This estimate primarily reflects projects that are currently in-progress or for which materials have been ordered. Most of these expenditures relate to the transformative renovation of Park Hyatt Aviara Resort, Golf Club & Spa, the guestroom renovation at Marriott Woodlands Waterway Hotel & Convention Center and the renovation of the existing meeting space at Hyatt Regency Grand Cypress. Each of these projects has been adjusted, in terms of timing or scope, to reduce 2020 capital outlays. As of March 31, 2020, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at March 31, 2020 totaled $24.4 million.
Off-Balance Sheet Arrangements
As of March 31, 2020, we have no off-balance sheet arrangements.
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
We further adjust EBITDAre to exclude the impact of non-controlling interests in consolidated entities other than our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We believe it is meaningful for the investor to understand Adjusted EBITDAre attributable to common stock and unit holders. We also adjust EBITDAre for certain additional items such as depreciation and amortization related to corporate assets, hotel property acquisition, terminated transaction and pre-opening expenses, amortization of share-based compensation, amortization of above and below market ground leases and straight-line rent expense, the cumulative effect of changes in accounting principles, and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe Adjusted EBITDAre attributable to common stock and unit holders provides investors with another financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
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
We further adjust FFO for certain additional items that are not in Nareit’s definition of FFO such as hotel property acquisition, terminated transaction and pre-opening expenses, amortization of debt origination costs and share-based compensation, amortization of above and below market ground leases and straight-line rent expense, and other expenses we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.

The following is a reconciliation of net (loss) income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(37,130)	$17,276
Adjustments:
Interest expense	13,024	12,587
Income tax (benefit) expense	(7,311)	6,093
Depreciation and amortization	37,091	40,000
EBITDA	$5,674	$75,956
Impairment and other losses(1)	16,368	—
EBITDAre	$22,042	$75,956

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	(96)	(103)
Loss on extinguishment of debt	—	213
Amortization of share-based compensation expense(2)	2,040	1,894
Non-cash ground rent and straight-line rent expense	80	126
Other non-recurring expenses(2)	394	—
Adjusted EBITDAre attributable to common stock and unit holders	$24,460	$78,086

(1)
During the three months ended March 31, 2020, the Company recorded goodwill impairments of $6.1 million for Andaz Savannah and $10.3 million for Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel.

(2)
During the three months ended March 31, 2020, the Company restructured its corporate office in order to preserve capital as a result of the material adverse impact COVID-19 has had, and is expected to continue to have, on the Company's results of operations. As a result of the restructuring, the Company incurred non-recurring expenses of $0.4 million for severance related expenses. In addition, the Company accelerated amortization of $0.4 million for related share-based compensation expense.

The following is a reconciliation of net (loss) income to FFO and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(37,130)	$17,276
Adjustments:
Depreciation and amortization related to investment properties	36,995	39,897
Impairment of investment properties(1)	16,368	—
FFO attributable to common stock and unit holders	$16,233	$57,173

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	—	213
Loan related costs, net of adjustment related to non-controlling interests(2)	623	625
Amortization of share-based compensation expense(3)	2,040	1,894
Non-cash ground rent and straight-line rent expense	80	126
Other non-recurring expenses(3)	394	—
Adjusted FFO attributable to common stock and unit holders	$19,370	$60,031

(1)
During the three months ended March 31, 2020, the Company recorded goodwill impairments of $6.1 million for Andaz Savannah and $10.3 million for Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel.

(2)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(3)
During the three months ended March 31, 2020, the Company restructured its corporate office in order to preserve capital as a result of the material adverse impact COVID-19 has had, and is expected to continue to have, on the Company's results of operations. As a result of the restructuring, the Company incurred non-recurring expenses of $0.4 million for severance related expenses. In addition, the Company accelerated amortization of $0.4 million for related share-based compensation expense.

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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our condensed consolidated statements of operations and comprehensive (loss) income, include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 in the condensed consolidated financial statements included herein.
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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, we expect our revenues and operating income to be the highest during the second quarter of the year followed by the first, third and fourth quarters, respectfully, based on our current portfolio composition assuming a stable macroeconomic environment. However, the impact of COVID-19 may disrupt our normal seasonal pattern particularly in the near term.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of March 31, 2020 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $7.2 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2019 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.8 million per annum.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2020, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgage and term loans)(2)	$3,580	$180,131	$181,835	$60,783	$217,964	$278,034	$922,327	$870,664
Variable rate debt (mortgage and term loans)	—	270	1,080	151,080	63,570	—	216,000	202,181
Senior Unsecured Revolving Credit Facility	—	—	500,000	—	—	—	500,000	478,718
Total	$3,580	$180,401	$682,915	$211,863	$281,534	$278,034	$1,638,327	$1,551,563
Weighted average interest rate on debt:
Fixed rate debt (mortgage and term loans)(2)	4.47%	2.94%	3.60%	4.16%	3.61%	4.66%	3.83%	4.84%
Variable rate debt (mortgage and term loans)	—	2.89	2.89%	2.56%	2.92%	—	2.67%	4.15%
Senior Unsecured Revolving Credit Facility	—	—	2.66%	—	—	—	2.66%	4.38%

(1)	Excluding mortgage loan discounts. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 to our condensed consolidated financial statements included herein.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of March 31, 2020.
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

Item 1A. Risk Factors
The following risk factor supplements the risk factor disclosure contained in Part I, Item IA of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
The effects of the ongoing COVID-19 pandemic on our operations and financial performance could be long-lasting and severe and based on current conditions is expected to have a material adverse effect on our business, results of operations, cash flows and financial condition.
The recent outbreak of the novel coronavirus and related respiratory disease (“COVID-19”) throughout the world, classified by the World Health Organization as a pandemic, has reached more than 160 countries and is a rapidly evolving situation. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. As a result, the pandemic has significantly disrupted global travel and supply chains, and has adversely impacted global commercial activity across many industries, including in particular the travel, group meeting and conference, lodging and hospitality industries. The COVID-19 pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and global economic contraction. The rapid development and fluidity of pandemic situations precludes any prediction as to the scale and scope of the ultimate adverse impact and longevity of the COVID-19 pandemic or any future pandemic outbreak.
The effects of the COVID-19 pandemic on the hotel industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. By March 31, 2020, we had temporarily suspended operations or were in the process of temporarily suspending operations at 24 of our hotel properties, and the vast majority of our group business for the second quarter of 2020 has now been canceled. The remainder of the Company’s properties have adjusted operations to reflect demand levels; however, the Company may temporarily suspend the operations at additional hotels in the future as a result of the COVID-19 pandemic. It is not currently known when the operations at our hotel properties will resume, or if we will need to suspend operations at additional hotel properties. Furthermore, we cannot predict when business levels will return to normalized levels after the effects of the pandemic subside. There also can be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. As a result, our revenues have declined significantly and we expect this trend to continue. Additionally, we expect the effects of the pandemic to materially adversely affect our ability to consummate acquisitions and dispositions of hotel properties as well as to cause us to scale back or delay planned renovations and other projects. Due to the speed with which the situation is developing we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic, the greater the material adverse effect on our business, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.
We have determined that there is substantial doubt about our ability to continue as a going concern.
In evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued, our management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due over the next twelve months.
As of March 31, 2020, the Company was not in compliance with one of its debt financial maintenance covenants, which was a common financial covenant that has resulted in an event of default under both its Senior Unsecured Revolving Credit Facility and its unsecured term loans. In addition, management anticipates being unable to meet most, if not all, of its debt financial maintenance covenant requirements during the next twelve months due to the ongoing impact of the COVID-19 pandemic, which is expected to significantly reduce our operating income. The Company is currently in discussions with its lender group to obtain temporary covenant relief and an extension of its term loan maturing in February 2021. Any covenant waiver or debt extension will likely lead to operating restrictions, increased costs and fees, increased interest rates, additional restrictive covenants and other lender protections that may be applicable. There can be no assurance that we will be able to obtain temporary covenant relief, payment deferrals or an extension in a timely manner, on acceptable terms, or at all and, therefore, it cannot be considered probable of occurring. If we are not able to obtain waivers of the existing events of default, our lenders could potentially accelerate amounts due under our outstanding debt agreements and related derivative contract payables for which the Company may not have sufficient liquidity to pay. Therefore, the failure to obtain waivers would have a material adverse effect on our business and financial condition. As a result, the Company has substantial doubt about its ability to continue as a going concern for the next 12 months.

Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges. To the extent that payment terms of our loans change, it could impact our ability to apply hedge accounting in the future. If we were to discontinue hedge accounting this could result in the recognition of a portion or all of the $20.8 million balance of accumulated other comprehensive loss as of March 31, 2020 into net loss. Additionally, the discontinuation of hedge accounting could require future changes in the fair market values of hedges to be recognized on the consolidated statement of operations (loss) income through net (loss) income. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. Management is taking steps to mitigate the associated risks, but we can provide no assurance that cash generated from our operations together with cash received in the future from our various sources of funding will be sufficient to enable us to continue as a going concern.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Share Repurchase Program during the period ended March 31, 2020:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1 to January 31, 2020	—	—	—	$96,921
February 1 to February 29, 2020	—	—	—	$96,921
March 1 to March 31, 2020	165,516	$13.68	165,516	$94,657
Total	165,516	$13.68	165,516

(1)
In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $100 million of the Company’s outstanding Common Stock. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding Common Stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date and may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1
Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.2
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.3
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on March 15, 2017 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-36594) filed on March 15, 2017)

3.4
Articles of Amendment of Xenia Hotels and Resorts, Inc. as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Period Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.5
Articles Supplementary of Xenia Hotels and Resorts, Inc. as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Period Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.6
Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on November 28, 2018)

3.7
First Amendment to the Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. dated February 19, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.1
First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of XHR LP dated October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on October 31, 2019)

10.2*	Form Time-Based Restricted Stock Unit Agreement (2020)

10.3*	Form Performance-Based Restricted Stock Unit Agreement (2020)

10.4*	Form Time-Based LTIP Unit Agreement (2020)

10.5*	Form of Class A Performance LTIP Unit Agreement (2020)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

May 11, 2020

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)