Form 10-Q
period 2020-06-30
Xenia Hotels & Resorts, Inc.
filed 2020-07-30
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 24, 2020, there were 113,730,716 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2020 and December 31, 2019
(Dollar amounts in thousands, except per share data)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$483,052	$483,052
Buildings and other improvements	3,313,232	3,270,056
Total	$3,796,284	$3,753,108
Less: accumulated depreciation	(899,650)	(826,738)
Net investment properties	$2,896,634	$2,926,370
Cash and cash equivalents	305,888	110,841
Restricted cash and escrows	60,918	84,105
Accounts and rents receivable, net of allowance for doubtful accounts	7,319	36,542
Intangible assets, net of accumulated amortization of $1,963 and $744, respectively	7,675	28,997
Other assets	87,887	76,151
Total assets	$3,366,321	$3,263,006
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 5)	$1,631,150	$1,293,054
Accounts payable and accrued expenses	60,079	88,197
Distributions payable	245	31,802
Other liabilities	90,623	74,795
Total liabilities	$1,782,097	$1,487,848
Commitments and Contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 113,730,716 and 112,670,757 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	$1,138	$1,127
Additional paid in capital	2,079,281	2,060,924
Accumulated other comprehensive loss	(20,254)	(4,596)
Accumulated distributions in excess of net earnings	(484,995)	(318,434)
Total Company stockholders' equity	$1,575,170	$1,739,021
Non-controlling interests	9,054	36,137
Total equity	$1,584,224	$1,775,158
Total liabilities and equity	$3,366,321	$3,263,006
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rooms revenues	$6,956	$184,027	$131,470	$355,168
Food and beverage revenues	2,097	99,397	75,825	202,860
Other revenues	5,772	20,861	22,881	39,944
Total revenues	$14,825	$304,285	$230,176	$597,972
Expenses:
Rooms expenses	7,116	41,665	42,191	82,320
Food and beverage expenses	7,749	63,381	60,722	126,795
Other direct expenses	1,507	7,900	6,900	15,018
Other indirect expenses	26,718	71,836	96,807	144,229
Management and franchise fees	(161)	12,202	7,169	24,511
Total hotel operating expenses	$42,929	$196,984	$213,789	$392,873
Depreciation and amortization	37,263	39,689	74,353	79,689
Real estate taxes, personal property taxes and insurance	13,097	12,577	26,772	25,636
Ground lease expense	372	1,158	1,126	2,247
General and administrative expenses	9,829	8,046	17,980	15,621
Gain on business interruption insurance	—	(823)	—	(823)
Acquisition, terminated transaction and pre-opening expenses	848	284	848	284
Impairment and other losses	3,735	14,771	20,102	14,771
Total expenses	$108,073	$272,686	$354,970	$530,298
Operating (loss) income	$(93,248)	$31,599	$(124,794)	$67,674
Other income	2,242	188	2,369	283
Interest expense	(13,571)	(12,380)	(26,595)	(24,967)
Loss on extinguishment of debt	—	—	—	(214)
Net (loss) income before income taxes	$(104,577)	$19,407	$(149,020)	$42,776
Income tax benefit (expense)	3,090	(6,193)	10,402	(12,286)
Net (loss) income	$(101,487)	$13,214	$(138,618)	$30,490
Net loss (income) attributable to non-controlling interests (Note 1)	2,362	(437)	3,354	(1,011)
Net (loss) income attributable to common stockholders	$(99,125)	$12,777	$(135,264)	$29,479

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, Continued
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted earnings per share
Net (loss) income per share available to common stockholders - basic and diluted	$(0.88)	$0.11	$(1.20)	$0.26
Weighted average number of common shares (basic)	113,498,689	112,641,416	113,242,786	112,630,395
Weighted average number of common shares (diluted)	113,498,689	112,915,294	113,242,786	112,911,624

Comprehensive (Loss) Income:
Net (loss) income	$(101,487)	$13,214	$(138,618)	$30,490
Other comprehensive (loss) income:
Unrealized loss on interest rate derivative instruments	(1,679)	(9,451)	(18,800)	(14,533)
Reclassification adjustment for amounts recognized in net (loss) income (interest expense)	2,261	(1,188)	2,671	(2,602)
	$(100,905)	$2,575	$(154,747)	$13,355
Comprehensive loss (income) attributable to non-controlling interests (Note 1)	2,348	(87)	3,825	(447)
Comprehensive (loss) income attributable to the Company	$(98,557)	$2,488	$(150,922)	$12,908
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at March 31, 2020	113,424,190	$1,135	$2,075,039	$(20,822)	$(385,882)	$11,223	$1,680,693
Net loss	—	—	—	—	(99,125)	(2,362)	(101,487)
Dividends, vesting event	—	—	—	—	12	—	12
Share-based compensation	43,274	—	1,193	—	—	3,321	4,514
Shares redeemed to satisfy tax withholding on vested share-based compensation	(10,538)	—	(90)	—	—	—	(90)
Redemption of Operating Partnership Units	273,790	3	3,139	—	—	(3,142)	—
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(1,639)	—	(40)	(1,679)
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,207	—	54	2,261
Balance at June 30, 2020	113,730,716	$1,138	$2,079,281	$(20,254)	$(484,995)	$9,054	$1,584,224

Balance at March 31, 2019	112,639,858	$1,127	$2,059,694	$6,460	$(263,978)	$30,254	$1,833,557
Net income	—	—	—	—	12,777	437	13,214
Dividends, common shares / units ($0.275)	—	—	—	—	(31,057)	(489)	(31,546)
Share-based compensation	2,431	—	512	—	—	2,529	3,041
Shares redeemed to satisfy tax withholding on vested share-based compensation	(721)	—	(16)	—	—	—	(16)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(9,140)	—	(311)	(9,451)
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,149)	—	(39)	(1,188)
Balance at June 30, 2019	112,641,568	$1,127	$2,060,190	$(3,829)	$(282,258)	$32,381	$1,807,611
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2019	112,670,757	$1,127	$2,060,924	$(4,596)	$(318,434)	$36,137	$1,775,158
Net loss	—	—	—	—	(135,264)	(3,354)	(138,618)
Repurchase of common shares, net	(165,516)	(2)	(2,262)	—	—	—	(2,264)
Dividends, common share / units ($0.275)	—	—	—	—	(31,297)	(323)	(31,620)
Share-based compensation	141,553	1	2,041	—	—	4,843	6,885
Shares redeemed to satisfy tax withholding on vested share-based compensation	(38,610)	—	(565)	—	—	—	(565)
Redemption of Operating Partnership Units	1,122,532	12	19,143	—	—	(27,778)	(8,623)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(18,263)	—	(537)	(18,800)
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,605	—	66	2,671
Balance at June 30, 2020	113,730,716	$1,138	$2,079,281	$(20,254)	$(484,995)	$9,054	$1,584,224

Balance at December 31, 2018	112,583,990	$1,126	$2,059,699	$12,742	$(249,654)	$28,792	$1,852,705
Net income	—	—	—	—	29,479	1,011	30,490
Dividends, common shares / units ($0.55)	—	—	—	—	(62,083)	(971)	(63,054)
Share-based compensation	81,109	1	946	—	—	4,113	5,060
Shares redeemed to satisfy tax withholding on vested share-based compensation	(23,531)	—	(455)	—	—	—	(455)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(14,055)	—	(478)	(14,533)
Reclassification adjustment for amounts recognized in net income	—	—	—	(2,516)	—	(86)	(2,602)
Balance at June 30, 2019	112,641,568	$1,127	$2,060,190	$(3,829)	$(282,258)	$32,381	$1,807,611
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(138,618)	$30,490
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	73,067	78,253
Non-cash ground rent and amortization of other intangibles	1,364	1,533
Amortization of loan discounts and deferred financing costs	1,083	1,227
Loss on extinguishment of debt	—	214
Impairment and other losses	20,102	14,771
Share-based compensation expense	6,308	4,796
Non-cash interest expense	1,148	—
Changes in assets and liabilities:
Accounts and rents receivable	29,223	(14,268)
Other assets	(11,566)	(4,787)
Accounts payable and accrued expenses	(29,395)	12,941
Other liabilities	(887)	7,690
Net cash (used in) provided by operating activities	$(48,171)	$132,860
Cash flows from investing activities:
Capital expenditures and tenant improvements	(40,582)	(36,562)
Net cash used in investing activities	$(40,582)	$(36,562)
Cash flows from financing activities:
Payoffs of mortgage debt	—	(90,000)
Principal payments of mortgage debt	(1,391)	(1,701)
Proceeds from Corporate Credit Facility Term Loans	—	85,000
Payment of loan fees	(3,164)	—
Proceeds from draws on the Revolving Credit Facility	340,000	—
Redemption of Operating Partnership Units	(8,623)	—
Repurchase of common shares	(2,264)	—
Shares redeemed to satisfy tax withholding on vested share based compensation	(783)	(596)
Dividends	(63,162)	(63,096)
Net cash provided by (used in) financing activities	$260,613	$(70,393)
Net increase in cash and cash equivalents and restricted cash	171,860	25,905
Cash and cash equivalents and restricted cash, at beginning of period	194,946	161,608
Cash and cash equivalents and restricted cash, at end of period	$366,806	$187,513

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$305,888	$110,366
Restricted cash	60,918	77,147
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$366,806	$187,513

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$2,155	$1,875
Cash paid for interest, net of capitalized interest	24,308	23,075

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$3,406	$1,106
Adjustment to record right of use asset and lease liability, net	—	28,072
Accrued loan costs related to amendments	451
Deferred interest added to mortgage principal balance	1,148	—
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of June 30, 2020, the Company collectively owned 97.6% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.4% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of June 30, 2020, the Company owned 39 lodging properties. As of June 30, 2019, the Company owned 40 lodging properties.
Impact of COVID-19
In January 2020, cases of novel coronavirus and related respiratory disease (“COVID-19”) started appearing in the United States. By March 11, 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and have also implemented multi-step policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. As of March 31, 2020, 24 of the Company’s 39 hotels and resorts had temporarily suspended operations with seven additional hotels temporarily suspending operations in April. The Company’s remaining eight properties continued operating at levels which reflected the significantly reduced demand levels. Between May and June 2020, the Company recommenced operations at 18 of its hotels and resorts. As result, as of June 30, 2020, 26 of the Company's 39 hotels and resorts were open and operating.
Both business transient and leisure demand declined significantly during the second quarter of 2020, consistent with trends throughout the U.S. lodging industry. The vast majority of our hotel portfolio's group business for the second quarter was canceled, and the Company does not expect that this business will be rebooked in the future. The temporary suspension of operations at a 31 of the Company's 39 hotels and resorts for all or a portion of the second quarter due to the pandemic, led to total portfolio occupancy of 3.7% and 29.5%, for the three and six months ended June 30, 2020. By July 31, 2020, the Company will have recommenced operations at nine additional hotels. The Company anticipates recommencing operations at the remaining four hotels by the end of 2020. We expect a gradual improvement in total revenues in the second half of 2020 from hotels and resorts that have remained open or that have recently recommenced operations. However, our portfolio consists primarily of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which will have limited operations or may not be operating in the near term in order to comply with implemented safety measures and ongoing restrictions and to accommodate reduced levels of demand. The markets in which we operate are in varying stages of restrictions and re-openings to address the COVID-19 pandemic. In July, several states and municipalities have slowed or reversed re-opening efforts following a resurgence in COVID-19 cases, notably in states such as California, Arizona, Texas, and Florida where we own a number of properties. In addition, a majority of group business for the second half of 2020 has already been or is expected to be canceled.
We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future. We currently expect that the recovery in lodging, particularly with respect to group business, will lag behind the recovery of other industries.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive (loss) income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2020. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of actual operating results for the entire year.
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
In applying the accounting guidance, the Company considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our unconditional obligations due over the next 12 months. As of March 31, 2020, the Company was not in compliance with one of its debt financial maintenance covenants under its Revolving Credit Facility and its four Term Loans facilities (collectively, the "Corporate Credit Facilities"), which resulted in an event of default under each of its Corporate Credit Facilities. On June 30, 2020, the Company entered into amendments to the Corporate Credit Facilities. These amendments waived the event of default caused by our noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020, suspended the testing of the leverage ratio covenant, the fixed charge coverage ratio covenant and the unsecured interest ratio covenant under the Corporate Credit Facilities, in each case, through and including the fiscal quarter ending March 31, 2021, unless earlier terminated by the Company, and provide for a gradual return to pre-amendment covenant levels by mid-2022. In addition, the amendments extended the maturity date for the $175 million Term Loan from February 2021 to February 2022, resulting in no debt maturities for the Company until 2022. The amendments allow the Company to maintain cash liquidity with no required paydown on the Revolving Credit Facility. However, the amendments imposed certain additional restrictions and covenants through at least the second quarter of 2021 relating to dividends, share repurchases, the incurrence of additional debt or liens, acquisitions, capital expenditures, the addition of a minimum liquidity requirement, certain mandatory prepayment requirements, and equity pledges from subsidiaries that own certain of the assets in the unencumbered borrowing base, as well as restrictions on the use of proceeds from asset sales, new debt and equity capital raised, among other things. Additionally, the Company completed loan amendments for seven of its eight secured mortgage loans during the three months ended June 30, 2020. In July 2020, the Company completed the amendment to its remaining mortgage loan. The terms of the amendments vary by lender, and include items such as the deferral of monthly interest and/or amortization payments for three to nine months, temporary elimination of requirements to make furniture, fixtures and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods.
In addition, the Company has reduced all non-essential spending, has revisited its investment strategies, reduced ongoing payroll costs, and canceled or deferred approximately $50 million of capital expenditures projects. We have also suspended our quarterly dividend through the balance of 2020 unless it is determined that an additional dividend is required to maintain our REIT status.
We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future. We currently expect that the recovery in lodging, particularly with respect to group business, will lag behind the recovery of other industries. Therefore as a consequence of these unprecedented trends resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed loan amendments that provide for, among other things, covenant holidays through the fiscal quarter ending March 31, 2021 and a gradual return to pre-amendment covenant levels by mid-2022, our current forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that it has alleviated its doubt about our ability to continue as a going concern.
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
Risks and Uncertainties
As a result of temporary closures and significantly reduced demand levels, our revenues declined significantly during the three and six months ended June 30, 2020. As of June 30, 2020, 26 of the Company’s 39 hotels and resorts were open and operating and 13 of our hotels and resorts remained temporarily shuttered. By July 31, 2020, the Company will have recommenced operations at nine additional hotels. The Company anticipates recommencing operations at the remaining four hotels by the end of 2020. We expect a gradual improvement in total revenues in the second half of 2020 from hotels and resorts that have remained open or that have recently recommenced operations. However, our portfolio consists primarily of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which will have limited operations or will be not be operating in the near term in order to comply with implemented safety measures and ongoing restrictions and to accommodate reduced levels of demand. We will continue to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adjust our operations. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future. We currently expect that the recovery in lodging, particularly with respect to group business, will lag behind the recovery of other industries. Additionally, we expect the effects of the pandemic to materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as to cause us to scale back or delay planned renovations and other projects. Due to the speed with which the situation is developing we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic or resurgence, the greater the material adverse impact will be on our business, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.
For the six months ended June 30, 2020, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. For the six months ended June 30, 2019, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida market that exceeded 10% of total revenues for the period then ended. To the extent that adverse changes continue in these markets, or the industry sectors that operate in these markets, our business and operating results could continue to be negatively impacted.
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
Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit, repurchase agreements purchased, and similar accounts with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at various financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant as the Company does not anticipate the financial institutions’ non-performance.
Restricted Cash and Escrows
Restricted cash primarily relates to furniture, fixtures and equipment replacement reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance, capital spending reserves and, at times, disposition related hold back escrows.
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
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
As of June 30, 2020 and December 31, 2019, the Company had goodwill of $4.9 million and $25.0 million, respectively, which is included in intangible assets, net of accumulated amortization on the condensed consolidated balance sheets for the periods then ended. During the three months ended June 30, 2020, the Company determined the carrying value of goodwill related to Bohemian Hotel Savannah Riverfront, Autograph Collection, was in excess of its fair value and therefore recorded an impairment charge of $3.7 million to fully write off the related goodwill. During the six months ended June 30, 2020, the Company determined the carrying value of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their fair values and therefore recorded an impairment charge of $20.1 million. Refer to Note 7 for further information. During the three and six months ended June 30, 2019, no impairment of goodwill was recorded.
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
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the lodging and hospitality industries, which management considered to be an ongoing triggering event during its impairment testing for the three and six months ended June 30, 2020. The Company assessed the recoverability of each of its long-lived assets and intangibles and determined that there were no impairments as of June 30, 2020.
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
A number of our hotels have retail space that is leased to third parties for restaurants, retail and other space leases. Rental income from retail leases is recognized on a straight-line basis over the term of the underlying lease and is included in other income on the condensed consolidated statement of operations and comprehensive (loss) income. Percentage rent is recognized at the point in time in which the underlying thresholds are achieved and percentage rent is earned. In March 2020, we began to receive notices and requests for rent deferrals, rent abatements and other concessions from certain of our space lease tenants as a result of the impact of COVID-19. The Company has provided limited short-term rent deferrals and/or abatements in certain cases. A number of our space lease tenants have defaulted on their rent obligations and others may also default in the future. There is no certainty as to when, or if, these tenants will start paying rent again in the future. As a result, for leases in which collectibility of rent is a concern the Company records rental income only when cash is received.
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
3. Revenues
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2020	June 30, 2020
Orlando, FL	$670	$30,864
Phoenix, AZ	2,989	27,095
Houston, TX	838	22,102
Dallas, TX	258	15,795
Atlanta, GA	1,259	14,568
San Francisco/San Mateo, CA	364	13,990
San Diego, CA	1,182	11,823
San Jose-Santa Cruz, CA	474	10,067
Denver, CO	263	9,948
Washington, DC-MD-VA	523	7,552
Other	6,005	66,372
Total	$14,825	$230,176

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2019	June 30, 2019
Orlando, FL	$30,180	$66,335
Phoenix, AZ	24,943	57,788
Houston, TX	26,915	53,656
Dallas, TX	20,398	41,789
San Diego, CA	20,741	40,541
San Francisco/San Mateo, CA	18,374	37,780
San Jose-Santa Cruz, CA	15,208	30,967
Atlanta, GA	14,184	30,966
Denver, CO	14,373	26,124
Washington, DC-MD-VA	14,096	25,696
Other	104,873	186,330
Total	$304,285	$597,972

4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
The Company did not acquire any hotels during the three and six months ended June 30, 2020 or 2019.
Dispositions
The Company did not sell any hotels during the three and six months June 30, 2020 or 2019.
In January 2020, the Company entered into an agreement to sell the 522-room Renaissance Atlanta Waverly Hotel & Convention Center for $155 million. The transaction was initially expected to close in the first quarter, however the Company entered into an amendment to the sale agreement to extend the closing date until July 31, 2020. The transaction is not expected to close as contemplated in the agreement. As a result, the Company expects to receive the $7.75 million non-refundable deposit, which is currently being held in escrow.
In February 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel for $100.5 million. The transaction was initially expected to close in the first quarter 2020, but the Company subsequently entered into an amendment to the sale agreement that extended the closing until April 16, 2020. The transaction did not close as contemplated by the amended agreement and as a result, the agreement has been terminated. The Company retained the $2 million deposit that was previously released from escrow and recognized this amount as other income in April, which is included in other income on the accompanying condensed consolidated statement of operations and comprehensive loss for three and six months ended June 30, 2020, respectively.
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
On April 30, 2020, the buyer parties of the Kimpton Portfolio sale provided a notice to the Company alleging sellers breached the agreement to sell the portfolio and purporting to terminate the agreement prior to the closing date.  The Company denied the buyers' allegations and rejected the buyers' purported termination. On the May 4, 2020 closing date, the buyer parties failed to close on the transaction.  As a result of the buyer parties’ failure to close, the Company terminated the agreement and filed a complaint in Delaware Chancery Court seeking disbursement of the $20 million deposit held in escrow. The parties resolved the matter on July 28, 2020, resulting in the release of $19 million, including the Company's pro rata share of the interest earned while held in escrow and a voluntary dismissal of the lawsuit.

5. Debt
Debt as of June 30, 2020 and December 31, 2019 consisted of the following (dollar amounts in thousands):

						Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date		June 30, 2020(2)	December 31, 2019
Mortgage Loans
Marriott Dallas Downtown	Fixed(3)	4.05%		1/3/2022		$51,000	$51,000
Kimpton Hotel Palomar Philadelphia	Fixed(3)	4.14%		1/13/2023		57,759	58,000
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed(4)	3.74%		8/14/2024		100,000	100,000
Andaz Napa	Variable	2.07%		9/13/2024		56,000	56,000
The Ritz-Carlton, Pentagon City	Fixed(5)	4.95%		1/31/2025		65,000	65,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025		60,269	60,731
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026		57,857	58,286
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027		115,889	115,000
Total Mortgage Loans		4.12%	(6)			$563,774	$564,017
Corporate Credit Facilities
Corporate Credit Facility Term Loan $175M	Fixed(7)	3.54%		2/15/2022	(8)	175,000	175,000
Corporate Credit Facility Term Loan $125M	Fixed(9)	4.03%		10/22/2022		125,000	125,000
Corporate Credit Facility Term Loan $150M	Variable	2.45%		8/21/2023		150,000	150,000
Corporate Credit Facility Term Loan $125M	Fixed(10)	3.92%		9/13/2024		125,000	125,000
Revolving Credit Facility	Variable	2.50%		2/28/2022	(11)	500,000	160,000
Loan discounts and unamortized deferred financing costs, net(12)	—	—		—		(7,624)	(5,963)
Total Debt, net of loan discounts and unamortized deferred financing costs		3.39%	(6)			$1,631,150	$1,293,054

(1)
Each of the Company's secured mortgage loans and Corporate Credit Facilities were modified or amended during the second quarter or subsequent to quarter end. The rates shown represent the annual interest rates as of June 30, 2020. The variable index for secured mortgage loans is one-month LIBOR and the variable index for the Corporate Credit Facilities reflects a 25 to 50 basis point LIBOR floor which is applicable for the value of all Corporate Credit Facilities not subject to an interest rate hedge. The Company's Corporate Credit Facilities as amended, resulted in an increase in the spread to LIBOR as shown due to an increase in the Company's leverage ratio as a result of declining operating income.

(2)	For certain secured mortgage loans, includes deferred interest balances in accordance with the respective amended loan agreement as applicable.

(3)	The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for the entire term of the loan.

(4)	A variable interest loan for which the interest rate has been fixed on $90 million of the balance through January 2022, after which the rate reverts to variable.

(5)	A variable interest loan for which the interest rate has been fixed through January 2023.

(6)	Represents the weighted average interest rate as of June 30, 2020.

(7)
A variable interest loan for which LIBOR has been fixed for the term of the loan. The spread to LIBOR is fixed at 2.25% for the remaining term of the loan as a result of the amendment completed in June 2020.

(8)	In June 2020, the Company modified the terms of this corporate credit facility term loan, which included an extension of the maturity date from February 15, 2021 to February 15, 2022.

(9)
LIBOR has been fixed for certain interest periods throughout the term of the loan. The spread may vary, as it is determined by the Company's leverage ratio after the covenant compliance date specified in the applicable corporate credit facility term loan agreement.

(10)	A variable interest loan for which LIBOR has been fixed for certain interest periods through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio.

(11)
The maturity date of the Revolving Credit Facility can be extended through February 2023 at the Company's discretion, after the covenant compliance date specified in the Revolving Credit Agreement, subject to certain conditions, including among other items, the absence of any default or event of default, and requires the payment of an extension fee.

(12)	Includes loan discounts upon modifications and deferred financing costs, net of accumulated amortization.
On June 30, 2020, certain subsidiaries of the Company entered into an amendment of its Revolving Credit Agreement (the “Revolver Amendment”). The Revolver Amendment amended the Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, by and among the XHR LP ("Borrower"), the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended to date, the “Revolving Credit Agreement”) and the revolving credit facility thereunder, the "Revolving Credit Facility").
The Company also entered into amendments for each of the its corporate credit facility term loans (collectively, the “Term Loan Amendments” and together with the Revolver Amendment, the “Amendments”), which amended (i) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (as amended to date, the “Wells Term Loan Agreement”); (ii) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto; (iii) the Term Loan Agreement, dated as of August 21, 2018, by and among the Borrower, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto; and (iv) the Term Loan Agreement, dated as of September 13, 2017, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto. Such Term Loan credit agreements, collectively with the Revolving Credit Agreement, are referred to herein as the “Credit Agreements”.
The Amendments, among other things, relieved the Borrower’s compliance with certain covenants under the Credit Agreements by (i) waiving the event of default caused by the Borrower’s noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020; (ii) suspending the testing of the leverage ratio covenant, the fixed charge coverage ratio covenant and the unsecured interest coverage ratio covenant thereunder, in each case, through the fiscal quarter ending March 31, 2021 (unless terminated earlier by the Borrower) (the “Covenant Waiver Period”); and (iii) providing for a phased return to pre-Amendment covenant levels by mid-2022.
The Amendments added or modified certain restrictions and covenants, which are applicable during the Covenant Waiver Period and until the Borrower has thereafter demonstrated compliance with its financial covenants, including mandatory prepayment requirements and new negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A new minimum liquidity covenant also applies during the Covenant Waiver Period and for two fiscal quarters thereafter.
The Amendment to the Wells Term Loan Agreement extended the maturity date thereunder by one year, to February 15, 2022, and set the applicable interest rate thereunder to, at the Borrower’s option: (x) a customary base rate formula, plus a margin of 1.25% per annum or (y) a customary reserve adjusted Eurodollar rate formula, plus a margin of 2.25% per annum, subject to a Eurodollar rate floor of 0.50%, except to the extent the loans are subject to interest rate hedges.
The Amendments (other than the Amendment to the Wells Term Loan Agreement) set the applicable interest rate under the respective Credit Agreements during the Covenant Waiver Period to the highest level of the grid-based pricing under each such Credit Agreement, with a Eurodollar rate floor of 0.25%, except to the extent the loans are subject to interest rate hedges. The Company expects its weighted average interest rate to increase in the third quarter 2020 as a result of the closing of these amendments.
The Amendments required that certain additional subsidiaries of the Borrower become guarantors of the obligations under the Credit Agreements. In addition, the obligations under the Credit Agreements are secured by a first priority security interest in the capital stock of a material portion of the Borrower’s subsidiaries (the “Pledged Entities”), which pledges remain in effect until the date after the Covenant Waiver Period on which (x) the Borrower achieves compliance with all of its financial covenants under each Credit Agreement for two consecutive fiscal quarters at pre-Amendment levels and (y) the financial covenant maintenance levels have reverted to pre-Amendment levels, unless the Pledged Entities are released prior to such date in connection with a permitted transaction.
The $500 million aggregate commitment amount under the Revolving Credit Facility and the aggregate principal amount borrowed under each corporate credit facility term loan remain unchanged.

Also during the three months ended June 30, 2020, the Company completed loan amendments for seven of its eight secured mortgage loans. In July 2020, the Company completed the amendment to its remaining mortgage loan. The terms of the amendments vary by lender, and include items such as the deferral of monthly interest and/or amortization payments for three to nine months, temporary elimination of requirements to make furniture, fixtures and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods.
Certain of these secured loan amendments were considered troubled debt restructurings due to terms that allowed for deferred interest and/or principal payments. However, no gain or loss was recognized during the three and six months ended June 30, 2020 as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans.
As a result of the loan amendments during the three and six months ended June 30, 2020, the Company capitalized $3.6 million of deferred financing costs and expensed $0.5 million of legal fees, respectively, which were included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss for the periods then ended.
In connection with repaying one mortgage loan during the six months ended June 30, 2019, the Company wrote off the related unamortized deferred financing costs of $214 thousand, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive (loss) income for the period then ended.
Total debt outstanding as of June 30, 2020 and December 31, 2019 was $1,639 million and $1,299 million, respectively, and had a weighted average interest rate of 3.39% and 3.72% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2020	Weighted average interest rate
2020	$1,113	4.40%
2021	6,590	4.41%
2022	357,950	3.80%
2023	211,803	2.94%
2024	281,464	3.51%
Thereafter	279,854	4.66%
Total Mortgage and Corporate Credit Facility Term Loans	$1,138,774	3.78%
Revolving Credit Facility	500,000	2.50%
Loan discounts and unamortized deferred financing costs, net	(7,624)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,631,150	3.39%

Of the total outstanding debt at June 30, 2020, none of the mortgage loans were recourse to the Company. As of June 30, 2020, the Company was in compliance with all of its covenants except for the debt service coverage ratio one of its mortgage loans. However, the covenant failure did not meet the definition of a default and therefore had no material impact on the condensed consolidated financial statements as of June 30, 2020.
Revolving Credit Facility
As of December 31, 2019, $160 million was outstanding under the Revolving Credit Facility. On March 12, 2020, the Company provided notice to the lenders to borrow the remaining $340 million available amount under the Revolving Credit Agreement. The Company increased its borrowings under the Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. The proceeds from the incremental Revolving Credit Facility borrowings are currently being held in demand deposits and money market accounts, certificates of deposits and similar accounts with a maturity of three months or less and is included in cash and cash equivalents on the Company’s condensed consolidated balance sheets. In accordance with the terms of the Revolving Credit Agreement, the proceeds from the incremental Revolving Credit Facility borrowings may in the future be used for working capital, general corporate or other purposes permitted by the Revolving Credit Agreement (subject to certain additional restrictions during the covenant waiver period).
As of June 30, 2020, there was $500 million outstanding on the Revolving Credit Facility. During the three and six months ended June 30, 2020, the Company incurred unused commitment fees of approximately $0 and $0.2 million, respectively, and interest expense of $2.8 million and $4.4 million, respectively. During the three and six months ended June 30, 2019, the Company incurred unused commitment fees of approximately $0.4 million and $0.8 million and no interest expense.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of June 30, 2020, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive (loss) income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments with the right of offset that are in the liability position are included in other liabilities and derivatives instruments with the right of offset that are in the asset position are included in other assets on the condensed consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of June 30, 2020 and December 31, 2019, respectively (in thousands):

						June 30, 2020		December 31, 2019
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 2.25%	10/22/2015	2/15/2021	$50,000	$(359)	$50,000	$167
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 2.25%	10/22/2015	2/15/2021	65,000	(463)	65,000	223
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 2.25%	10/22/2015	2/15/2021	60,000	(427)	60,000	206
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	50,000	(1,963)	50,000	(403)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	25,000	(982)	25,000	(202)
$125M Term Loan	Swap	1.84%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	25,000	(986)	25,000	(207)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	25,000	(984)	25,000	(204)
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	57,500	(1,994)	58,000	13
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022	51,000	(1,288)	51,000	(266)
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(1,147)	45,000	(248)
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(1,136)	45,000	(235)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	40,000	(1,571)	40,000	(403)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	40,000	(1,572)	40,000	(405)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	25,000	(985)	25,000	(256)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	20,000	(786)	20,000	(202)
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(1,605)	24,000	(894)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	41,000	(2,836)	41,000	(1,638)
						$688,500	$(21,084)	$689,000	$(4,954)

The table below details the location in the condensed consolidated financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2020 and 2019 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive (Loss) Income:
Loss recognized in other comprehensive income	Unrealized loss on interest rate derivative instruments	$(1,679)	$(9,451)	$(18,800)	$(14,533)
(Loss) gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$2,261	$(1,188)	$2,671	$(2,602)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$13,571	$12,380	$26,595	$24,967

The Company expects approximately $11.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
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

For assets and liabilities measured at fair value on a recurring and nonrecurring basis, quantitative disclosure of their fair values are included in the condensed consolidated balance sheets as of as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement Date
	June 30, 2020		December 31, 2019
Location on Condensed Consolidated Balance Sheets/Description of instrument	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swap assets(1)	$—	$—	$13	$—
Liabilities
Interest rate swap liabilities(1)	$(21,084)	$—	$(4,967)	$—
Nonrecurring measurements
Intangible assets, net of accumulated amortization
Goodwill	$—	$—	$—	$14,035

(1)	Interest rate swap fair values are netted as applicable per the terms of the respective master netting agreements.
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
Non-Recurring Measurements
Investment Properties
During the three months ended June 30, 2019, the Company identified indicators of impairment for Marriott Chicago at Medical District/UIC. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. In accordance with the Company's impairment policy, management estimated the future undiscounted cash flows over the estimated hold period, which included assumptions for projected revenues and operating expenses. Based on the results of the undiscounted cash flow analysis, management determined the hotel was impaired as the projected future cash flows were less than the carrying value of the hotel. Management determined the impairment as the difference between the carrying value and the estimated fair value. The fair value was estimated using Level 3 assumptions and consideration of various valuation techniques, including discounted cash flows over the estimated hold period and values from market participants. Based on the fair value determined by management, the Company recorded an impairment charge of $14.8 million, which is included in impairment and other losses on the Company’s condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019, respectively. In December 2019, the Company completed the sale of the Marriott Chicago at Medical District/UIC.

Goodwill
Our goodwill balance and related activity as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

	June 30, 2020	December 31, 2019
Goodwill	$34,352	$34,352
Cumulative Goodwill Impairment Losses	(29,502)	(9,400)
Carrying Value of Goodwill	$4,850	$24,952
As a result of the material adverse impact that the COVID-19 pandemic has had on the lodging industry and on our portfolio, the Company performed a single-step analysis to identify and measure impairment for three of our hotels with goodwill, including Andaz Napa, Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection at March 31, 2020. Management determined the fair value of the hotels and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, a terminal capitalization rate, and the applied discount rate. Based on our analysis, we identified goodwill impairments of $6.1 million related to Andaz Savannah and $10.3 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel.
At June 30, 2020, the Company identified additional goodwill impairment related to Bohemian Hotel Savannah Riverfront, Autograph Collection, attributed to the ongoing effect of the pandemic coupled with changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotel in 2012, both of which are expected to reduce the future projected operating income. As a result, the Company impaired the remaining $3.7 million goodwill of related to this hotel. The goodwill impairment charges for three and six months ended June 30, 2020 totaling $3.7 million and $20.1 million, respectively, are included in impairment and other losses on the Company’s condensed consolidated statement of operations and comprehensive loss for the periods then ended.
Management believes that we used reasonable estimates and judgments in our fair value determination at June 30, 2020. However, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future. We currently expect that the recovery in lodging, particularly with respect to group business, will lag behind the recovery of other industries.
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Debt, net of discounts	$1,138,774	$1,097,798	$1,139,017	$1,160,588
Revolving Credit Facility	500,000	487,194	160,000	160,886
Total	$1,638,774	$1,584,992	$1,299,017	$1,321,474

The Company estimated the fair value of its total debt, net of discounts, using a weighted average effective interest rate of 4.25% and 3.15% per annum as of June 30, 2020 and December 31, 2019, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into U.S. law on March 27, 2020 and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The Company is currently considering the programs and tax benefits that apply to its operations including the corporate net operating loss carryback, increases in the interest expense limitation, employee retention credit, and deferrals of both employer payroll taxes and corporate estimated taxes.
The Company estimated the TRS income tax benefit for the three and six months ended June 30, 2020 using an estimated federal and state combined effective tax rate of 10.42% and recognized an income tax benefit of $3.1 million and $10.4 million, respectively. The income tax benefit during the three and six months ended June 30, 2020 was primarily attributed to the net operating loss carryback opportunity allowed for under the CARES Act.
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2019 using an estimated federal and state combined effective tax rate of 32.03% and recognized an income tax expense of $6.2 million and $12.3 million, respectively.
9. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company had $62.6 million available for sale under the ATM Agreement.
In December 2015, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $100 million of the Company’s outstanding Common Stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Company's Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding Common Stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. No shares were purchased as part of the Repurchase Program during the three months ended June 30, 2020. During the six months ended June 30, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the three and six months ended June 30, 2019. As of June 30, 2020, the Company had approximately $94.7 million remaining under its share repurchase authorization. The Company does not anticipate utilizing the share repurchase program during the remainder of 2020.
Distributions
The Company declared the following dividend during the six months ended June 30, 2020:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2020	March 31, 2020	April 15, 2020

Due to the material adverse impact that the COVID-19 pandemic is expected to continue to have on the Company's results of operations, the Company has suspended its quarterly dividend through the balance of the 2020 unless it determines an additional dividend is required to maintain its REIT status.

Non-Controlling Interest of Common Units in Operating Partnership
In February 2020, 1,305,759 vested LTIP partnership units (“LTIP Units”), a class of limited partnership units in the Operating Partnership, were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 1,305,759 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 848,742 Common Units were redeemed for common stock and 457,017 Common Units were redeemed for cash totaling $8.6 million.
In June 2020, 273,790 vested LTIP Units were converted into Common Units on a one-for-one basis and subsequently all 273,790 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, all 273,790 Common Units were redeemed for common stock.
As of June 30, 2020, the Operating Partnership had 2,816,392 LTIP Units outstanding, representing a 2.4% partnership interest held by the limited partners. Of the 2,816,392 LTIP Units outstanding at June 30, 2020, 667,290 units had vested and had yet to be redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
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
The following table reconciles net (loss) income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	$(99,125)	$12,777	$(135,264)	$29,479
Dividends paid on unvested share-based compensation	—	(141)	(150)	(284)
Net (loss) income available to common stockholders	$(99,125)	$12,636	$(135,414)	$29,195

Denominator:
Weighted average shares outstanding - Basic	113,498,689	112,641,416	113,242,786	112,630,395
Effect of dilutive share-based compensation(1)	—	273,878	—	281,229
Weighted average shares outstanding - Diluted	113,498,689	112,915,294	113,242,786	112,911,624

Basic and diluted earnings per share:
Net (loss) income per share available to common stockholders - basic and diluted	$(0.88)	$0.11	$(1.20)	$0.26

(1)	During the three and six months ended June 30, 2020, the Company excluded 188,950 and 258,223 anti-dilutive shares from its calculation of diluted earnings per share, respectively.

11. Share Based Compensation
2015 Incentive Award Plan
At the Annual Meeting in May 2020, the Second Amendment to the Company’s 2015 Award Incentive Plan was approved, which among other things, increased the aggregate number of shares of common stock that may be issued pursuant to awards under the 2015 Award Incentive Plan by 2 million shares (thereby increasing the aggregate share authorization to 3,365,128 shares).
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors of the Company approved the following grants of restricted stock units to certain Company employees:

Grant Date	Grant Description	Time-Based Grants		Performance-Based Grants		Weighted Average Grant Date Fair Value
March 2020	2020 Restricted Stock Units	112,937		163,501	(1)	$9.70
June 2020	2020 Restricted Stock Units	98,060	(1)	—		$12.34

(1)
In June 2020, the Compensation Committee of the Board of Directors of the Company approved, and the Company entered into, new equity award agreements with certain members of management, which provide for the cancellation of all Performance-Based awards previously granted on March 2, 2020, and the grant of new time-vesting awards on June 5, 2020.

Each of the March 2020 time-based Restricted Stock Units will vest as follows, subject to the employee’s continued service with the Company or any of its affiliates through each applicable vesting date: 33% on the first anniversary of the vesting commencement date of the award, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
Each of the June 2020 time-based Restricted Stock Units will vest in full on December 31, 2022, subject to the employee’s continued service with the Company through the vesting date.
LTIP Unit Grants
The Compensation Committee approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units		Performance-Based Class A LTIP Units		Weighted Average Grant Date Fair Value
March 2020	2020 LTIP Units	100,899		868,723	(1)	$5.79
June 2020	2020 LTIP Units	607,965	(1)	—		$12.34

(1)
In June 2020, the Compensation Committee of the Board of Directors of the Company approved, and the Company entered into, agreements with each of the executive officers, which provide for the cancellation of all Class A Performance LTIP Units previously granted to the named executive officers on March 2, 2020 and the grant of new time-vesting awards on June 5, 2020 to the named executive officers in the form of LTIP Units.

Each award of the March 2020 Time-Based LTIP Units will vest as follows, subject to the executive’s continued service with the Company through each applicable vesting date: 33% on the first anniversary of the vesting commencement date of the award, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
Each of the June 2020 Time-Based LTIP Units will vest in full on December 31, 2022, subject to the executive’s continued service with the Company through the vesting date.
In May 2020, pursuant to the Company's Director Compensation Program, as amended and restated as of February 19, 2020, the Company approved the issuance of 84,546 fully vested LTIP Units to the Company's seven non-employee directors with a weighted average grant date fair value of $8.28 per unit.
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
The following is a summary of the unvested incentive awards under the Company's 2015 Incentive Award Plan as of June 30, 2020:

	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2019	247,108	1,683,965	1,931,073
Granted	374,498	1,662,133	2,036,631
Vested(2)	(141,553)	(328,273)	(469,826)
Expired	(43,210)	—	(43,210)
Forfeited	(3,154)	—	(3,154)
Cancelled	(87,828)	(868,723)	(956,551)
Unvested as of June 30, 2020	345,861	2,149,102	2,494,963
Weighted average fair value of unvested shares/units	$13.77	$9.84	$10.38

(1)	Includes time-based and performance-based units.

(2)
During the three and six months ended June 30, 2020, 10,538 and 38,610 shares of common stock were withheld by the Company upon the settlement of the applicable award in order to satisfy minimum federal and state tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan, respectively.

The fair value of the time-based Restricted Stock Units and Time-Based LTIP Units were determined based on the closing price of the Company’s Common Stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair values of performance-based awards for the 2020 Restricted Stock Units and the 2020 Class A LTIP Units were determined based on a Monte Carlo simulation method with the following assumptions, and compensation expense is recognized on a straight-line basis over the performance period:

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
Therefore, once the expense for these awards is measured, the expense must be recognized over the service period regardless of whether the target is met, or at what level the target is met. Expense may only be reversed if the holder of the instrument forfeits the award as a result of the holder's termination of service of the Company prior to vesting. As a result, upon cancellation and replacement of the March 2020 performance-based Restricted Stock Units and LTIP Units with the June 2020 time-based Restricted Stock Units and LTIP Units, the Company will recognize the incremental fair value of the new time-based awards over the fair-value of the original performance-based awards, which was measured on the date the replacement awards were granted.
For the three and six months ended June 30, 2020 the Company recognized approximately $3.6 million and $5.6 million, respectively, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three and six months ended June 30, 2020 we recognized $0.7 million of share-based compensation expense related to the LTIP units that were provided to the Company's Board of Directors and we capitalized approximately $0.2 million and $0.6 million, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. Share-based compensation expense during the three and six months ended June 30, 2020 included $1.6 million and $1.9 million, respectively, of accelerated share-based compensation for reductions in corporate personnel as a result of COVID-19. As of June 30, 2020, there was $15.4 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2.0 additional years.
For the three and six months ended June 30, 2019, the Company recognized approximately $2.3 million and $4.2 million, respectively, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the three and six months ended June 30, 2019 we recognized $0.6 million of share-based compensation expense related to the LTIP units that were provided to the Company's Board of Directors and we capitalized approximately $0.1 million and $0.3 million, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases.
The following is a summary of the Company's leases as of and for the six months ended June 30, 2020 (dollar amounts in thousands):

June 30, 2020
Weighted average remaining lease term, including reasonably certain extension options(1)	29 years
Weighted average discount rate	5.94%

ROU asset(2)	$45,714
Lease liability(3)	$26,837

Operating lease rent expense	$1,344
Variable lease costs	2,855
Total rent and variable lease costs	$4,199

(1)	The weighted average remaining lease term including all available extension options is approximately 61 years.

(2)	The ROU asset is included in other assets on the accompanying condensed consolidated balance sheet as of June 30, 2020.

(3)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2020.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of June 30, 2020 (in thousands):

Year Ending December 31, 2020
2020 (excluding the six months ended June 30, 2020)	$1,203
2021	2,417
2022	2,431
2023	2,445
2024	2,460
Thereafter	49,862
Total undiscounted lease payments	$60,818
Less imputed interest	(33,981)
Lease liability(1)	$26,837

(1)	The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2020.
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
For the three and six months ended June 30, 2020, the Company received management and franchise credits of $0.2 million and incurred expense of $7.2 million, respectively, and for the three and six months ended June 30, 2019 incurred expense of $12.2 million and $24.5 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive (loss) income for the periods then ended.

Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2020 and December 31, 2019, the Company had a balance of $50.4 million and $70.8 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. As noted above, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
Renovation and Construction Commitments
As of June 30, 2020, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at June 30, 2020 totaled $15.2 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
Severance payments
In response to the market, economic and financial challenges caused by the COVID-19 pandemic, the Company made certain organizational changes, including the departure of our Senior Vice President and Chief Investment Officer in April 2020. As a result of the departure, the Company entered into a Separation Agreement that provides for, among other things (i) $1.4 million payable over a period of 12 months; (ii) continued health insurance coverage at the Company’s expense for up to 18 months following the separation date; and (iii) all outstanding and unvested equity and equity-based awards held were treated in accordance with the terms and conditions set forth in the applicable award agreement and equity compensation plan.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, anticipated timing to close a pending transaction, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, the timing of hotel re-openings, the level of expenses incurred in connection with hotel re-openings, capital expenditures and the timing of renovations, status of transactions and escrow deposits, and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the factors set forth in our Current Report on Form 8-K filed with the SEC on March 31, 2020, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel and implementation of social distancing requirements; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of third-party operators or other partners to successfully navigate the impacts of the COVID-19 pandemic; the pace of recovery following the COVID-19 pandemic or any future resurgence; COVID-19 may cause us to incur additional expenses. For example, depending on the length of furloughs for employees at our hotels, we may be required to make severance payments to some of the hotels furloughed employees; our ability to successfully negotiate amendments and covenant waivers under our indebtedness; our ability to apply with covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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

Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in Top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of June 30, 2020, we owned 39 hotels, comprising 11,245 rooms, across 16 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, and Hilton, as well as leading independent management companies.
Impact of COVID-19 on our Business
In January 2020, cases of novel coronavirus and related respiratory disease (“COVID-19”) started appearing in the United States. By March 11, 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and have also implemented multi-step policies with the goal of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. By April 2020, 31 of the Company’s 39 hotels and resorts had temporarily suspended operations. The Company’s remaining eight properties were operating at levels which reflected the significantly reduced demand levels. As individual governmental authorities began to relax social distancing standards and begin to lift "stay at home" orders, the Company worked with its operating partners to evaluate the best strategy and approach for reopening each of its properties based on the hotel or resort's ability to implement necessary safety precautions, anticipated demand and other considerations. Between May and June 2020, we recommenced operations at 18 of our hotels and resorts. As a result, as of June 30, 2020, 26 of the Company's 39 hotels and resorts were open and operating.
Both business transient and leisure demand declined significantly during the second quarter of 2020, consistent with trends throughout the U.S. lodging industry. The vast majority of our hotel portfolio's group business for the second quarter was canceled, and the Company does not expect that this business will rebooked in the future. The temporary suspension of operations at 31 of the Company's 39 hotels and resorts for all or a portion of the second quarter of 2020 due to the pandemic, led to total portfolio occupancy of 3.7% and 29.5% for the three and six months ended June 30, 2020, respectively. By July 31, 2020, the Company will have recommenced operations at nine additional hotels. The Company anticipates recommencing operations at the remaining four hotels by the end of 2020. We expect a gradual improvement in total revenues in the second half of 2020 from hotels and resorts that have remained open or that have recently recommenced operations. However, our portfolio consists primarily of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which will have limited operations or may not be operating in the near term in order to comply with implemented safety measures and ongoing restrictions and to accommodate reduced levels of demand. The markets in which we operate are in varying stages of restrictions and re-openings to address the COVID-19 pandemic. In July, several states and municipalities have slowed or reversed re-opening efforts following a resurgence in COVID-19 cases, notably in states such as California, Arizona, Texas, and Florida where we own a number of properties. In addition, a majority of group business for the second half of 2020 has already been or is expected to be canceled.
We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future. We currently expect that the recovery in lodging, particularly with respect to group business, will lag behind the recovery of other industries. As a result, our revenues have declined significantly and we expect the recovery to historical levels to take several years. Additionally, we expect the effects of the pandemic to materially adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as to cause us to scale back or delay planned renovations and other projects. Due to the speed with which the situation is evolving we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic or if a resurgence occurs, the greater the material adverse impact on our business, operating margins, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.
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
Results of Operations
Lodging Industry Overview
The impact of COVID-19 on the global and U.S. economy and the travel industry in particular has been unprecedented, causing a severe impact to our operations beginning late in the first quarter of 2020 and continuing into the second quarter of 2020. The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which decreased at an annual rate of approximately 5.0% and 32.9% during the first and second quarter of 2020, respectively, according to the U.S. Department of Commerce, which was a substantial slowdown in comparison to an annual growth rate of approximately 3.2% and 2.1% during the first and second quarter of 2019, respectively. The decline in GDP during the first half of 2020 was attributed to the impact of the COVID-19 pandemic, which led to negative contributions from consumer spending, exports, private inventory investment, nonresidential fixed investment, residential fixed investment, and state and local government spending that were partly offset by an increase in federal government spending. During the second quarter of 2020 the unemployment rate decreased from 14.7% in April to 11.1% in June 2020.
In addition to these macroeconomic factors, the U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries due to the general sentiment towards business and leisure travel. Demand declined 57.0% and 37.2% during the three and six months ended June 30, 2020, respectively. New hotel supply also declined by 10.2% and 4.1% during the three and six months ended June 30, 2020, respectively. The significant reduction in demand has led to unprecedented declines in industry RevPAR of 69.9% for the three months ended June 30, 2020 compared to 2019, which was driven by a decline in occupancy of 52.1% coupled with a 37.1% decline in ADR. For the six months ended June 30, 2020 compared to 2019, RevPAR declined 45.5%, which was driven by a decline in occupancy of 34.5% coupled with a 16.8% decline in ADR, per industry reports.
Recent Developments
Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on lodging, with the full extent of the impact generally determined by the length of time the event influences travel decisions. While the economic impact of the COVID-19 pandemic remains highly uncertain, we expect that our business operations and results of operations, including our revenues, earnings and cash flows, will be materially adversely impacted for the balance of 2020 and into 2021, or longer, and that such negative impact may continue well beyond the containment of the outbreak or upon a resurgence. Our immediate focus has been on the well-being and safety of our guests, our employees, and our third party operators’ employees at our properties, as well as the financial strength of our company. The following are recent developments regarding the COVID-19 pandemic and its effect on our operations:

•
The vast majority of our hotel portfolio's group business for the second quarter of 2020 was canceled and both business transient and leisure demand has declined significantly, consistent with trends throughout the U.S. lodging industry. In addition, as a result of the temporary closures due to the pandemic at 31 of our hotels and resorts for all or a portion of the second quarter of 2020, our revenues declined significantly for the three and six months ended June 30, 2020. As of June 30, 2020, 26 of our 39 hotels and resorts were open and operating at reduced levels to reflect individual market demand. By July 31, 2020, we will have recommenced operations at nine additional hotels. We anticipate reopening the remaining four hotels by the end of 2020. We expect a gradual improvement in revenues in the second half of 2020 due to contributions from hotels and resorts that have recently recommenced operations. However, a majority of group business for the second half of 2020 has already been or is expected to be canceled. With the uncertainty surrounding general sentiment towards travel, as well as the likelihood of strict corporate travel policies, both business and leisure demand continue to be extremely difficult to predict throughout the portfolio. We anticipate, and have seen evidence from hotels and resorts in our portfolio, that leisure demand will be the first segment to improve, with a lag in corporate transient and particularly group business based on the anticipated ongoing safety measures for large social gatherings and limitations on corporate travel. However, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future.

•
The health and wellbeing of our guests, our employees and our third party operators' employees continues to be a top priority. We have worked with our third-party managers to evaluate the best strategy and approach for reopening each of our properties based on the hotel or resort's ability to implement necessary safety precautions and cleanliness standards, anticipated demand and other considerations. We continue to closely monitor the safety measures being implemented by our third-party managers, which include use of personal protective equipment by hotel employees and guests, implementing social distancing practices, enhanced cleaning of guest rooms and public spaces, mobile check-in and keys, reduction of services and amenities, including the removal of mini bars, buffets, room service and reduced seating in restaurants to maintain social distancing measures. Upon recommencement of operations at our hotels and resorts, we have incurred startup expenses, as well increased expenses related to enhanced safety and cleanliness measures, and we expect to continue to incur such expenses as we recommence operations at additional hotels.

•
Our operating partners have continued to monitor and manage hotel operating expenses, primarily by adjusting staffing and service levels in response to the significant reduction in demand. As a result, a substantial number of the employees of our third-party managers have been furloughed for which we have incurred approximately $3.4 million in future expenses during the three and six months ended June 30, 2020, which is expected to be paid in the third quarter of 2020. In addition, during the three and six months ended June 30, 2020, the Company incurred $0.2 million of severance for employees of our third-party managers. The Company anticipates there may be additional severance costs in the near term depending on the timing of the recommencement of operations and levels of business at our hotels and resorts.

•
During the second quarter of 2020, we amended our corporate credit facility term loans and Revolving Credit Facility. The amendments waived the event of default caused by our noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020, suspended the testing of the leverage ratio covenant, the fixed charge ratio covenant and the unsecured interest ratio covenants, through and including the fiscal quarter ending March 31, 2021, unless earlier terminated by the Company, and provide for the gradual return to pre-amendment covenant levels by mid-2022. In addition, the amendments extended the maturity date for the $175 million corporate credit facility term loan from February 2021 to February 2022, resulting in no debt maturities for the Company until 2022. The amendments allow the Company to maintain cash liquidity with no required immediate paydown on the Revolving Credit Facility and provides the Company the ability to complete its 2020 capital expenditure projects and the flexibility to utilize capital in 2021 for additional capital expenditure projects at the Company's discretion. However, the amendments impose certain additional restrictions and covenants through at least the second quarter of 2021 relating to dividends, share repurchases, the incurrence of additional debt or liens, acquisitions, capital expenditures, the addition of a minimum liquidity requirement, certain mandatory prepayment requirements, and equity pledges from subsidiaries that own certain of the assets in the unencumbered borrowing base, as well as restrictions on the use of proceeds from asset sales, new borrowings and equity capital raised, among other things. See further discussion in "Liquidity and Capital Resources".

•
In addition, during the second quarter of 2020, we completed loan amendments for seven of our eight secured mortgage loans. In July 2020, we completed the amendment to our remaining mortgage loan. The terms of the amendments vary by lender, and include items such as the deferral of monthly interest and/or amortization payments for three to nine months, temporary elimination of requirements to make furniture, fixture and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixture and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods.

•
We have reduced our corporate full-year cash general and administrative expense by over 20%, or approximately $5.5 million, excluding the impact of non-recurring restructuring costs, primarily resulting from lower executive incentive compensation, as well as a reduction in other costs. In addition, we reduced our corporate personnel by over 20% and management will continue to evaluate expense reductions as appropriate. In connection with these corporate staffing reductions, we incurred non-recurring accelerated share-based compensation expense of $1.6 million and $1.9 million, respectively, and non-recurring severance expense of $1.4 million and $1.8 million, respectively, during the three and six months ended June 30, 2020.

•	To preserve liquidity, we have suspended our quarterly dividend through the balance of the 2020 unless it is determined an additional dividend is required to maintain our REIT status.

•
We have reviewed our capital expenditure program for 2020 and have canceled or deferred approximately $50 million of capital expenditures, representing a 40% reduction. Our current estimate for full-year capital expenditures is approximately $70 million. This estimate primarily reflects projects that were in-progress during the first quarter of 2020. Most of these expenditures relate to the transformative renovation of Park Hyatt Aviara Resort, Golf Club & Spa, the guestroom renovation at Marriott Woodlands Waterway Hotel & Convention Center and the renovation of the existing meeting space at Hyatt Regency Grand Cypress. Each of these projects has been adjusted, in terms of timing or scope, to reduce 2020 capital outlays.

•
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into U.S. law on March 27, 2020 and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The Company is currently considering the programs and tax benefits that apply to its operations including the corporate net operating loss carryback, increases in the interest expense limitation, employee retention credits, and deferrals of both employer payroll taxes and corporate estimated taxes. Although we bear the expense for the wages and benefits of our third-party managers' employees at our hotels, we understand our third-party managers are reviewing the opportunity to file for the employee retention credit to partially offset the costs for its furloughed hotel employees under the CARES Act.

Second Quarter 2020 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, decreased 96.2% to $6.80 and 63.4% to $64.24 for the three and six months ended June 30, 2020 compared to $181.09 and $175.72 for the three and six months ended June 30, 2019, respectively. The decrease in our total portfolio RevPAR for the three and six months ended June 30, 2020 compared to the same periods in 2019 was driven by the significant ongoing impact of the COVID-19 pandemic. In addition to the pandemic, during the second quarter of 2020 several of the markets our hotels and resorts are located in were impacted by protests and civil unrest related to the Black Lives Matter movement. Some of these protests during June 2020 led to property damage and/or temporary closure at two of our properties located in Philadelphia, Pennsylvania and Atlanta, Georgia. Protests and civil unrest have continued to evolve in certain markets subsequent to quarter end, such as in Portland, Oregon, which impacts demand in these markets.
In response to the rapidly deteriorating fundamentals in March, the Company began working with its hotel operators to reduce property expenses and tightly manage cash flows. The Company temporarily suspended operations at 31 of its 39 hotels, and only eight hotels remained operational for the full month of April. The Company began recommencing operations at its properties during the month of May, following detailed plans and a strategic approach to re-opening, beginning with five smaller, leisure-oriented hotels and resorts, with a focus on attracting local and drive-to business. The Company recommenced operations at 13 additional properties in the month of June. As of June 30, 2020, 26 of the Company's 39 hotels and resorts were open, representing over 61% of total rooms.
Net income decreased 868.0% for the three months ended June 30, 2020 compared to 2019, which was primarily attributed to a reduction in operating income of $117.8 million for our 39-hotels as a result of the COVID-19 pandemic, which includes a $3.5 million operating loss attributed to Hyatt Regency Portland at the Oregon Convention Center that was acquired and opened for business in December 2019, a goodwill impairment charge of $3.7 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection, a $1.8 million increase in general and administrative expenses which was primarily attributed to accelerated share based compensation expense, severance costs related to the reduction in our corporate personnel, and legal fees related to the loan amendments net of a reduction in corporate payroll costs, and a $1.2 million increase in interest expense. These decreases were offset by a $3.1 million tax benefit for the three months ended June 30, 2020 compared to tax expense of $6.2 million for the same period in 2019 and the recognition of a $2.0 million deposit for a terminated transaction.

Net income decreased 554.6% for the six months ended June 30, 2020 compared to 2019, which was primarily attributed to a reduction in operating income of $183.3 million for our 39-hotels as a result of the COVID-19 pandemic, which includes a $7.3 million operating loss attributed to Hyatt Regency Portland at the Oregon Convention Center that was acquired and opened for business in December 2019, a goodwill impairment charge of $20.1 million related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, a $2.4 million increase in general and administrative expenses primarily attributed to accelerated share based compensation expense, severance costs related to the reduction in our corporate personnel, and legal fees related to loan related to the loan amendments net of a reduction in corporate payroll costs, and a $1.6 million increase in interest expense. These decreases were offset by a $10.4 million tax benefit for the six months ended June 30, 2020 compared to tax expense of $12.3 million for the same period 2019 and the recognition of a $2.0 million deposit for a terminated transaction.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2020 decreased 148.1% and 111.1%, respectively, and 174.2% and 125.6%, respectively, for the three and six months ended June 30, 2020 compared to 2019, which was attributable to the impact of the COVID-19 pandemic on the Company's results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2020 and 2019:

				Six Months Ended June 30,
				2020	2019	Change
Number of properties at June 30				39	40	(1)
Number of rooms at January 1				11,245	11,165	80
Rooms added to portfolio upon completion of property improvements(1)				—	2	(2)
Number of rooms at June 30				11,245	11,167	78

Number of hotels open at June 30				26	40	(14)
Number of rooms in hotels open at June 30				6,889	11,167	(4,278)

Number of hotels with temporarily suspended operations at June 30				13	—	13
Number of rooms in hotels with temporarily suspended operations at June 30				4,356	—	4,356

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Total Portfolio Statistics:
Occupancy (2)	3.7%	79.9%	(7,620) bps	29.5%	77.5%	(4,800) bps
ADR (2)	$182.36	$226.74	(19.6)%	$218.01	$226.73	(3.8)%
RevPAR (2)	$6.80	$181.09	(96.2)%	$64.24	$175.72	(63.4)%

(1)	During the six months ended June 30, 2019, we added two newly created rooms at Marriott Woodlands Waterway Hotel & Convention Center.

(2)
For hotels acquired during the applicable period, operating statistics are included starting on the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of respective disposition.

Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Decrease	% Change	2020	2019	Decrease	% Change
Revenues:
Rooms revenues	$6,956	$184,027	$(177,071)	(96.2)%	$131,470	$355,168	$(223,698)	(63.0)%
Food and beverage revenues	2,097	99,397	(97,300)	(97.9)%	75,825	202,860	(127,035)	(62.6)%
Other revenues	5,772	20,861	(15,089)	(72.3)%	22,881	39,944	(17,063)	(42.7)%
Total revenues	$14,825	$304,285	$(289,460)	(95.1)%	$230,176	$597,972	$(367,796)	(61.5)%
Rooms revenues
Rooms revenues decreased by $177.1 million, or 96.2%, to $7.0 million for the three months ended June 30, 2020 from $184.0 million for the three months ended June 30, 2019 due to the impact of COVID-19. In addition, rooms revenue decreased by $6.3 million attributed to sale in December 2019 of the Marriott Chicago at Medical District/UIC and Marriott Griffin Gate Resort & Spa (collectively, "the two hotels sold in December 2019").
Rooms revenues decreased by $223.7 million, or 63.0%, to $131.5 million for the six months ended June 30, 2020 from $355.2 million for the six months ended June 30, 2019 due to the impact of COVID-19. In addition, rooms revenue decreased by $10.0 million attributed to the two hotels sold in December 2019, which was partially offset by an increase of $2.0 million contributed by Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019 prior to temporarily suspending its operations in March 2020 due to COVID-19.
Food and beverage revenues
Food and beverage revenues decreased by $97.3 million, or 97.9%, to $2.1 million for the three months ended June 30, 2020 from $99.4 million for the three months ended June 30, 2019 primarily due to the impact of COVID-19. In addition, food and beverage revenues decreased by $3.1 million attributed to the two hotels sold in December 2019.
Food and beverage revenues decreased by $127.0 million, or 62.6%, to $75.8 million for the six months ended June 30, 2020 from $202.9 million for the six months ended June 30, 2019 primarily due to the impact of COVID-19. In addition, food and beverage revenues decreased by $4.9 million attributed to the two hotels sold in December 2019, which was partially offset by an increase of $1.1 million contributed by Hyatt Regency Portland at the Oregon Convention Center acquired in December 2019 prior to temporarily suspending its operations in March 2020 due to COVID-19.
Other revenues
Other revenues decreased by $15.1 million, or 72.3%, to $5.8 million for the three months ended June 30, 2020 from $20.9 million for the three months ended June 30, 2019 primarily due to the impact of COVID-19. However, this was partially offset by revenue from cancellations and attrition, which increased $0.8 million for the three months ended June 30, 2020 compared to 2019 mostly attributed to the impact of COVID-19.
Other revenues decreased by $17.1 million, or 42.7%, to $22.9 million for the six months ended June 30, 2020 from $39.9 million for the six months ended June 30, 2019 primarily due to the impact of COVID-19. However, this was partially offset by revenue from cancellations and attrition, which increased $2.6 million for the six months ended June 30, 2020 compared to 2019 mostly attributed to the impact of COVID-19.
In March 2020, we began to receive notices and requests for rent deferrals, rent abatements and other concessions from certain of our space lease tenants as a result of the impact of COVID-19. The Company has provided limited short-term rent deferrals and/or abatements in certain cases. A number of our space lease tenants have defaulted on their rent obligations and others may also default in the future. There is no certainty as to when, or if, these tenants will start paying rent again in the future. As a result, for leases in which collectibility of rent is a concern the Company records rental income only when cash is received.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Decrease	% Change	2020	2019	Decrease	% Change
Hotel operating expenses:
Rooms expenses	$7,116	$41,665	$(34,549)	(82.9)%	$42,191	$82,320	$(40,129)	(48.7)%
Food and beverage expenses	7,749	63,381	(55,632)	(87.8)%	60,722	126,795	(66,073)	(52.1)%
Other direct expenses	1,507	7,900	(6,393)	(80.9)%	6,900	15,018	(8,118)	(54.1)%
Other indirect expenses	26,718	71,836	(45,118)	(62.8)%	96,807	144,229	(47,422)	(32.9)%
Management and franchise fees	(161)	12,202	(12,363)	(101.3)%	7,169	24,511	(17,342)	(70.8)%
Total hotel operating expenses	$42,929	$196,984	$(154,055)	(78.2)%	$213,789	$392,873	$(179,084)	(45.6)%
Total hotel operating expenses
Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the services and amenities provided to guests.
Total hotel operating expenses decreased $154.1 million, or 78.2%, to $42.9 million for the three months ended June 30, 2020 from $197.0 million for the three months ended June 30, 2019 primarily due to our hotel's temporarily suspending operations due to the impact of COVID-19. During the three months ended June 30, 2020, the Company incurred approximately $3.4 million of accelerated benefit expenses related to furloughed employees, which is expected to be paid in the third quarter of 2020. In addition, during the three months ended June 30, 2020, hotel operating expenses decreased by $7.0 million attributed to the two hotels sold in December 2019, which was partially offset by a $1.1 million increase contributed by Hyatt Regency Portland at the Oregon Convention Center acquired in December 2019.
Total hotel operating expenses decreased $179.1 million, or 45.6%, to $213.8 million for the six months ended June 30, 2020 from $392.9 million for the six months ended June 30, 2019, primarily due to our hotel's temporarily suspending operations due to the impact of COVID-19. However, during the six months ended June 30, 2019, the Company incurred approximately $3.4 million of accelerated benefit expenses related to furloughed employees, which is expected to be paid in the third quarter of 2020. In addition, during the six months ended June 30, 2020, hotel operating expenses decreased by $12.6 million attributed to the two hotels sold in December 2019, which was partially offset by a $5.5 million increase contributed by Hyatt Regency Portland at the Oregon Convention Center acquired in December 2019.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	% Change	2020	2019	Increase / (Decrease)	% Change
Depreciation and amortization	$37,263	$39,689	$(2,426)	(6.1)%	$74,353	$79,689	$(5,336)	(6.7)%
Real estate taxes, personal property taxes and insurance	13,097	12,577	520	4.1%	26,772	25,636	1,136	4.4%
Ground lease expense	372	1,158	(786)	(67.9)%	1,126	2,247	(1,121)	(49.9)%
General and administrative expenses	9,829	8,046	1,783	22.2%	17,980	15,621	2,359	15.1%
Gain on business interruption insurance	—	(823)	823	(100.0)%	—	(823)	823	(100.0)%
Acquisition, terminated transaction and pre-opening expenses	848	284	564	198.6%	848	284	564	198.6%
Impairment and other losses	3,735	14,771	(11,036)	(74.7)	20,102	14,771	5,331	36.1
Total corporate and other expenses	$65,144	$75,702	$(10,558)	(13.9)%	$141,181	$137,425	$3,756	2.7%
Depreciation and amortization
Depreciation and amortization expense decreased $2.4 million, or 6.1%, and $5.3 million, or 6.7%, to $37.3 million and $74.4 million for the three and six months ended June 30, 2020, respectively, from $39.7 million and $79.7 million for the three and six months ended June 30, 2019, respectively. The decrease was attributed to a reduction in depreciation expense related to the two hotels sold in December 2019 and due to the timing of fully depreciated assets during the comparable periods. These decreases were offset by increases from the $40.6 million of capital expenditures during the three and six months ended June 30, 2020 and the $93 million of capital expenditures during the year ended December 31, 2019 along with contributions from Hyatt Regency Portland at the Oregon Convention Center that was acquired in December 2019.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.5 million, or 4.1%, and $1.1 million, or 4.4%, to $13.1 million and $26.8 million for the three and six months ended June 30, 2020, respectively, from $12.6 million and $25.6 million for the three and six months ended June 30, 2019, respectively. The increase was primarily attributed to annual increases in property and casualty insurance and real estate taxes, which increased at a rate of approximately 48.1% and 3.0% and 39.3% and 3.2% for the three and six months ended June 30, 2020, respectively, coupled with an increase in personal property taxes. These increases were offset by a reduction in expenses attributed to the two hotels sold in 2019.
Ground lease expense
Ground lease expense decreased $0.8 million, or 67.9%, and $1.1 million, or 49.9%, to $0.4 million and $1.1 million for the three and six months ended June 30, 2020, respectively, from $1.2 million and $2.2 million for the three and six months ended June 30, 2019, respectively, which was attributable to a reduction in percentage rent on our ground leases as a result of certain of our hotels and resorts temporarily suspending operations due to the COVID-19 pandemic.
General and administrative expenses
General and administrative expenses increased $1.8 million, or 22.2%, and $2.4 million, or 15.1%, to $9.8 million and $18.0 million for the three and six months ended June 30, 2020, respectively, from $8.0 million and $15.6 million for the three and six months ended June 30, 2019. The Company restructured its corporate office in order to preserve capital over the long-term as a result of the material adverse impact of COVID-19. As a result, during the three and six months ended June 30, 2020 the Company incurred accelerated share-based compensation expense of $1.6 million and $1.9 million, respectively, and severance expense of $1.4 million and $1.8 million, respectively. In addition, the Company recognized $0.5 million of legal fees during the three and six months ended June 30, 2020, respectively, related to the loan amendments entered into during the second quarter.
Gain on business interruption insurance
Gain on business interruption insurance was $0.8 million for the three and six months ended June 30, 2019, which was attributed to insurance proceeds related to business lost at Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma. Of the $0.8 million recognized in 2019, $0.7 million of the proceeds related to lost income in the 2018, with the remaining $0.1 million attributable to lost income from the first quarter of 2019.
Acquisition, terminated transaction and pre-opening expenses
Acquisition, terminated transaction and pre-opening expenses increased to $0.8 million for the three and six months ended June 30, 2020 from $0.3 million for the three and six months ended June 30, 2019, respectively. The increase was primarily related to non-recurring charges associated with a terminated transactions costs during the period.
Impairment and other losses
During the three and six months ended June 30, 2020, the Company recorded a goodwill impairment charge of $3.7 million and $20.1 million. During the three months ended June 30, 2020, the Company determined the carrying value of goodwill related to Bohemian Hotel Savannah Riverfront, Autograph Collection, was in excess of its fair value and therefore recorded an impairment charge of $3.7 million to fully write off the related goodwill. During the six months ended June 30, 2020, the Company determined the carrying value of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their fair value and therefore recorded an impairment charge of $20.1 million.
The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel coupled with the addition of new supply in the Savannah market. The fair value was estimated using a ten-year discounted cash flows approach. Based on the fair value estimated by management, the Company recorded an impairment charge, which represented the carrying value in excess of estimated fair value. Refer to Notes 2 and 7 in the condensed consolidated financial statements included herein for further discussion.
During the three and six months ended June 30, 2019, no impairment of goodwill was recorded. However, the Company recorded an impairment charge of $14.8 million for three and six months ended June 30, 2019, which was attributed to Marriott Chicago at Medical District/UIC. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. The fair value was estimated after consideration of various valuation techniques, including discounted cash flows over the estimated hold period and values from market participants. Based on the fair value estimated by management, the Company recorded an impairment charge, which represented the carrying value in excess of estimated fair value. This hotel was subsequently sold in December 2019.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Increase / (Decrease)	% Change	2020	2019	Increase / (Decrease)	% Change
Non-operating income and expenses:
Other income	2,242	188	2,054	1,092.6%	2,369	283	2,086	737.1%
Interest expense	(13,571)	(12,380)	1,191	9.6%	(26,595)	(24,967)	1,628	6.5%
Loss on extinguishment of debt	—	—	—	—	—	(214)	(214)	(100.0)%
Income tax benefit (expense)	3,090	(6,193)	9,283	149.9%	10,402	(12,286)	22,688	184.7%

Other income
Other income increased $2.1 million, or 1,092.6%, and $2.1 million, or 737.1%, for the three and six months ended June 30, 2020, respectively, from $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively. The increase was primarily attributed to recognizing a $2.0 million deposit that was previously released from escrow for a terminated transaction during the period.
Interest expense
Interest expense increased $1.2 million or 9.6%, and $1.6 million, or 6.5%, to $13.6 million and $26.6 million for the three and six months ended June 30, 2020, respectively, from $12.4 million and $25.0 million for the three and six months ended June 30, 2019, respectively. This was primarily due to an increase in the outstanding debt as of June 30, 2020 compared to 2019, due to the draw of $340 million on the Revolving Credit Facility during the first quarter of 2020, resulting in the full $500 million availability under the facility being drawn, which was partially offset by a decrease in the weighted average interest rate.
Loss on extinguishment of debt
No loans were repaid during the three and six months ended June 30, 2020. The loss on extinguishment of debt for the six months ended June 30, 2019 was attributable to the write off of unamortized loan costs for the prepayment of one mortgage loan.
Income tax benefit (expense)
Income tax benefit increased $9.3 million, or 149.9%, and $22.7 million, or 184.7%, to $3.1 million and $10.4 million for the three and six months ended June 30, 2020, respectively, from income tax expense of $6.2 million and $12.3 million for the three and six months ended June 30, 2019, respectively. The income tax benefit during the three and six months ended June 30, 2020 was primarily attributed to the net operating loss carryback allowed for under the CARES Act.
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
Liquidity
As of June 30, 2020, we had $305.9 million of consolidated cash and cash equivalents and $60.9 million of restricted cash and escrows. The restricted cash as of June 30, 2020 primarily consisted of $50.4 million related to lodging furniture, fixtures and equipment replacement reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $5.1 million primarily for real estate taxes and mortgage escrows, $1.8 million for disposition escrows held back at closing, and $3.6 million in deposits made for capital projects.
In March 2020, the Company increased its borrowings under the Revolving Credit Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty resulting from the COVID-19 pandemic. To the extent that we pay down the outstanding balance of our Revolving Credit Facility in the future, proceeds from future borrowings may in the future be used for working capital, general corporate or other purposes permitted by the Revolving Credit Agreement (subject to certain additional restrictions during the covenant waiver period). As of June 30, 2020, $500 million is currently outstanding on the Revolving Credit Facility at an interest rate of 2.50%.

Certain of the Company's third-party managers have temporarily suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time due to the impact of COVID-19. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. We estimate that approximately $20 million of our furniture, fixture and equipment replacement reserves is appropriately matched to hotels with potential future working capital needs.
We have also taken preemptive actions to preserve our liquidity and manage our cash flow, such as reducing our non-essential spending, revisiting our investment strategies, and reducing payroll costs, including reducing our corporate personnel by 20%. Additionally, the Company has suspended its quarterly dividend through the balance of the 2020 unless it determines an additional dividend is required to maintain its REIT status.
During the second quarter of 2020, our average monthly recurring cash expenses averaged approximately $20 million, which reflected hotels that were closed the entire quarter and those that had recommenced operations. We estimate the ongoing average monthly recurring cash expenses, assuming all hotels have temporarily suspended operations, are as follows:

($ in millions)	All 39 Hotels with Temporarily Suspended Operations

Hotel operations	$10
Real estate taxes, personal property taxes and insurance	5.5
General and administrative expenses, cash	1.5
Monthly recurring cash expenses	$17
Debt service	5
Average monthly recurring cash expenses including debt service	$22
The average monthly recurring cash expenses estimated above does not include expenditures related to ongoing capital projects.
In the longer term, we remain committed to increasing total shareholder returns through our three capital allocation priorities: (1) to maximize revenue and profits generated by our existing properties and acquired hotels, including streamlining of expenses, (2) to further enhance the value of our portfolio and produce an attractive current yield, and (3) to generate sustainable and predictable cash flow from our operations to distribute to our common stock and unit holders. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant.
Debt and Loan Covenants
As of June 30, 2020, our outstanding total debt was $1.6 billion and had a weighted average interest rate of 3.39%. However, for variable interest loans for which the spread to LIBOR may vary, as it is determined by the Company's leverage ratio, the Company expects these rates will increase in future periods due to a higher expected leverage ratio. Some of our loans require compliance with certain covenants, such as debt service coverage ratios, loan-to-value tests, investment restrictions and distribution limitations.
On June 30, 2020, certain subsidiaries of the Company entered into an amendment of the Revolving Credit Agreement (the “Revolver Amendment”). The Revolver Amendment amended the Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, by and among the XHR LP ("the Borrower"), the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (as amended to date, the “Revolving Credit Agreement”).
We also entered into amendments for each of our corporate credit facility term loan (collectively, the “Term Loan Amendments” and together with the Revolver Amendment, the “Amendments”), which amended (i) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (as amended to date, the “Wells Term Loan Agreement”); (ii) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto; (iii) the Term Loan Agreement, dated as of August 21, 2018, by and among the Borrower, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto; and (iv) the Term Loan Agreement, dated as of September 13, 2017, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto. Such Term Loan credit agreements, collectively with the Revolving Credit Agreement, are referred to herein as the “Credit Agreements”.

The Amendments, among other things, relieve the Borrower’s compliance with certain covenants under the Credit Agreements by (i) waiving the event of default caused by the Borrower’s noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020; (ii) suspending the testing of the leverage ratio covenant, the fixed charge coverage ratio covenant and the unsecured interest coverage ratio covenant thereunder, in each case, through the fiscal quarter ending March 31, 2021 (unless terminated earlier by the Borrower) (the “Covenant Waiver Period”); and (iii) providing for a phased return to pre-Amendment covenant levels by mid-2022.
The Amendments added or modified certain restrictions and covenants, which are applicable during the Covenant Waiver Period and until the Borrower has thereafter demonstrated compliance with its financial covenants, including mandatory prepayment requirements and new negative covenants restricting certain acquisitions, investments, capital expenditures and ground leases. A new minimum liquidity covenant also applies during the Covenant Waiver Period and for two fiscal quarters thereafter.
The Amendment to the Wells Term Loan Agreement extended the maturity date thereunder by one year, to February 15, 2022, and set the applicable interest rate thereunder to, at the Borrower’s option: (x) a customary base rate formula, plus a margin of 1.25% per annum or (y) a customary reserve adjusted Eurodollar rate formula, plus a margin of 2.25% per annum, subject to a Eurodollar rate floor of 0.50%, except to the extent the loans are subject to interest rate hedges.
The Amendments (other than the Amendment to the Wells Term Loan Agreement) set the applicable interest rate under the respective Credit Agreements during the Covenant Waiver Period to the highest level of the grid-based pricing under each such Credit Agreement, with a Eurodollar rate floor of 0.25%, except to the extent the loans are subject to interest rate hedges. The Company expects its weighted average interest rate to increase in the third quarter 2020 as a result of the closing of these amendments.
The Amendments required that certain additional subsidiaries of the Borrower become guarantors of the obligations under the Credit Agreement. In addition, the obligations under the Credit Agreements are secured by a first priority security interest in the capital stock of a material portion of the Borrower’s subsidiaries (the “Pledged Entities”), which pledges remain in effect until the date after the Covenant Waiver Period on which (x) the Borrower achieves compliance with all of its financial covenants under each Credit Agreement for two consecutive fiscal quarters at pre-Amendment levels and (y) the financial covenant maintenance levels have reverted to pre-Amendment levels, unless the Pledged Entities are released prior to such date in connection with a permitted transaction.
The $500 million aggregate commitment amount under the Revolving Credit Facility and the aggregate principal amount borrowed under each Term Loan facility remain unchanged.
Also during the three months ended June 30, 2020, we completed loan amendments for seven of our eight secured mortgage loans. In July 2020, we completed the amendment to our remaining mortgage loan. The terms of the amendments vary by lender, and include items such as the deferral of monthly interest and/or amortization payments for three to nine months, temporary elimination of requirements to make furniture, fixtures and equipment replacement reserve contributions, ability to temporary utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods.
During the three and six months ended June 30, 2020, the Company capitalized $3.6 million of deferred financing costs for fees paid to lenders and expensed $0.5 million of legal fees, which were included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss for the periods then ended.
As of June 30, 2020, the Company was in compliance with all of its covenants except for the debt service coverage ratio one of its mortgage loans. However, the covenant failure did not meet the definition of a default and therefore had no material impact on the condensed consolidated financial statements as of June 30, 2020.
Derivatives
As of June 30, 2020, we had various interest rate swaps with an aggregate notional amount of $688.5 million. These swaps fix a portion of the variable interest rate for four of our hotel mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of three of corporate credit facility term loans. The corporate credit facility term loan spreads may vary, as they are determined by the Company's leverage ratio.
To the extent that payment terms of our loans change, it could impact our ability to apply hedge accounting in the future. If we were to discontinue hedge accounting this could result in the recognition of a portion or all of the $20.3 million balance of accumulated other comprehensive loss as of June 30, 2020 into net loss. Additionally, the discontinuation of hedge accounting could require future changes in the fair market values of hedges to be recognized on the condensed consolidated statement of operations (loss) income through net (loss) income. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
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
As of June 30, 2020, the Company's has various interest rate swaps with a notional amount of $513.5 million that have maturity dates ranging from 2022 to 2023 that are indexed to LIBOR. The Company is currently monitoring and evaluating the related risks, which include interest expense and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
Capital Markets
In March 2018, the Company entered into an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2020 or 2019. As of June 30, 2020, the Company had $62.6 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program during the three months ended June 30, 2020. During the six months ended June 30, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the three and six months ended June 30, 2019. As of June 30, 2020, the Company had approximately $94.7 million remaining under its share repurchase authorization. The Company does not anticipate utilizing the share repurchase program during the remainder of 2020.

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
Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(48,171)	$132,860
Net cash used in investing activities	(40,582)	(36,562)
Net cash provided by (used in) financing activities	260,613	(70,393)
Increase in cash and cash equivalents and restricted cash	$171,860	$25,905
Cash and cash equivalents and restricted cash, at beginning of period	194,946	161,608
Cash and cash equivalents and restricted cash, at end of period	$366,806	$187,513
Operating

•
Cash used in operating activities was $48.2 million and cash provided by operating activities was $132.9 million for the six months ended June 30, 2020 and 2019, respectively. Cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net decrease in cash provided by operating activities during the six months ended June 30, 2020 was primarily due to a decrease in operating income attributed to the impact of the COVID-19 pandemic and reductions from the two hotels sold in December 2019. Refer to the "Results of Operations" section for further discussion of our operating results for the three and six months ended June 30, 2020 and 2019.

Investing

•
Cash used in investing activities was $40.6 million and $36.6 million for the six months ended June 30, 2020, and 2019, respectively. Cash used in investing activities for the six months ended June 30, 2020 was attributed to $40.6 million in capital improvements at our hotel properties. Cash used in investing activities for the six months ended June 30, 2019 was attributed to $36.6 million in capital improvements at our hotel properties.

Financing

•
Cash provided by financing activities was $260.6 million and cash used in financing activities was $70.4 million for the six months ended June 30, 2020, and 2019, respectively. Cash provided by financing activities for the six months ended June 30, 2020 was attributed to the $340 million drawdown on the Revolving Credit Facility; which was offset by (i) the payment of $63.2 million in dividends for common stock and units; (ii) redemption of Operating Partnership Units for common stock and cash of $8.6 million; (iii) the repurchase of common stock totaling $2.3 million; (iv) shares redeemed to satisfy tax withholdings on vested share based compensation of $0.8 million; (v) payment of loan fees related to amendments of $3.2 million; and (vi) principal payments of mortgage debt totaling $1.4 million. Cash used in financing activities for the six months ended June 30, 2019 was primarily attributed to (i) the payment of $63.1 million in dividends, (ii) the repayment of mortgage debt totaling $90.0 million, which was offset by proceeds of $85.0 million from the drawdown of the remaining balance of the corporate credit facility term loan entered into in during 2018, and (iii) principal payments of $1.7 million.

Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment replacement reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 1% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our Revolving Credit Facility and/or other sources of available liquidity. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
As of June 30, 2020 and December 31, 2019, we had a total of $50.4 million and $70.8 million, respectively, of furniture, fixtures and equipment replacement reserves. During the three and six months ended June 30, 2020 and 2019, we made total capital expenditures of $40.6 million and $36.6 million, respectively.
As mentioned previously, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
In light of the COVID-19 pandemic and its impact on our operations, the Company reviewed its capital program for 2020 and is canceling or deferring approximately $50 million of capital expenditures, representing a 40% reduction. The Company’s current estimate for full-year capital expenditures is approximately $70 million. This estimate primarily reflects projects that are currently in-progress or for which materials have been ordered. Most of these expenditures relate to the transformative renovation of Park Hyatt Aviara Resort, Golf Club & Spa, the guestroom renovation at Marriott Woodlands Waterway Hotel & Convention Center and the renovation of the existing meeting space at Hyatt Regency Grand Cypress. Each of these projects has been adjusted, in terms of timing or scope, to reduce 2020 capital outlays. As of June 30, 2020, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of June 30, 2020 totaled $15.2 million.
Off-Balance Sheet Arrangements
As of June 30, 2020, we have no off-balance sheet arrangements.
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
We further adjust FFO for certain additional items that are not in Nareit’s definition of FFO such as hotel property acquisition, terminated transaction and pre-opening expenses, amortization of debt origination costs and share-based compensation, non-cash ground rent and straight-line rent expense, and other expenses we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.

The following is a reconciliation of net (loss) income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(101,487)	$13,214	$(138,618)	$30,490
Adjustments:
Interest expense	13,571	12,380	26,595	24,967
Income tax (benefit) expense	(3,090)	6,193	(10,402)	12,286
Depreciation and amortization	37,263	39,689	74,353	79,689
EBITDA	$(53,743)	$71,476	$(48,072)	$147,432
Impairment and other losses(1)	3,735	14,771	20,102	14,771
EBITDAre	$(50,008)	$86,247	$(27,970)	$162,203

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	(97)	(102)	(194)	(205)
Loss on extinguishment of debt	—	—	—	214
Acquisition, terminated transaction and pre-opening expenses	848	284	848	284
Amortization of share-based compensation expense(2)	4,268	2,902	6,308	4,796
Non-cash ground rent and straight-line rent expense	80	128	158	254
Other non-recurring expenses(2)	1,891	—	2,333	—
Adjusted EBITDAre attributable to common stock and unit holders	$(43,018)	$89,459	$(18,517)	$167,546

(1)
During the three and six months ended June 30, 2020, the Company recorded goodwill impairments of $3.7 million for Bohemian Hotel Savannah Riverfront, Autograph Collection and $20.1 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, respectively. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel.

(2)
During the three and six months ended June 30, 2020, the Company restructured its corporate office in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had, and is expected to continue to have, on the Company's results of operations. As a result during the three and six months ended June 30, 2020, the Company incurred accelerated amortization of $1.6 million and $1.9 million, respectively, of related share-based compensation expense and non-recurring expenses of $1.4 million and $1.8 million, respectively, for severance related costs. In addition, during the three and six months ended June 30, 2020, the Company incurred non-recurring legal costs of $0.5 million to amend the terms of its debt, respectively.

The following is a reconciliation of net (loss) income to FFO and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(101,487)	$13,214	$(138,618)	$30,490
Adjustments:
Depreciation and amortization related to investment properties	37,166	39,587	74,159	79,484
Impairment of investment properties(1)	3,735	14,771	20,102	14,771
FFO attributable to common stock and unit holders	$(60,586)	$67,572	$(44,357)	$124,745

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	—	—	—	214
Acquisition, terminated transaction and pre-opening expenses	848	284	848	284
Loan related costs, net of adjustment related to non-controlling interests(2)	460	602	1,083	1,227
Amortization of share-based compensation expense(3)	4,268	2,902	6,308	4,796
Non-cash ground rent and straight-line rent expense	80	128	158	254
Other non-recurring expenses(3)	1,891	—	2,333	—
Adjusted FFO attributable to common stock and unit holders	$(53,039)	$71,488	$(33,627)	$131,520

(1)
During the three and six months ended June 30, 2020, the Company recorded goodwill impairments of $3.7 million for Bohemian Hotel Savannah Riverfront, Autograph Collection and $20.1 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, respectively. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel.

(2)	Loan related costs included amortization of debt discounts, premiums and deferred loan origination costs.

(3)
During the three and six months ended June 30, 2020, the Company restructured its corporate office in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had, and is expected to continue to have, on the Company's results of operations. As a result during the three and six months ended June 30, 2020, the Company incurred accelerated amortization of $1.6 million and $1.9 million, respectively, of related share-based compensation expense and non-recurring expenses of $1.4 million and $1.8 million, respectively, for severance related costs. In addition, during the three and six months ended June 30, 2020, the Company incurred non-recurring legal costs of $0.5 million to amend the terms of its debt, respectively.

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
Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, in a stable macroeconomic environment, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures or prevailing economic conditions may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. The impact of the COVID-19 pandemic is expected to disrupt our normal seasonal pattern particularly in the near term.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of June 30, 2020 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $7.2 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2019 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.8 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2020, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt (mortgage and Term Loans)(2)	$1,113	$6,320	$356,870	$60,723	$217,894	$279,854	$922,774	$891,660
Variable rate debt (mortgage and Term Loans)	—	270	1,080	151,080	63,570	—	216,000	206,138
Revolving Credit Facility	—	—	500,000	—	—	—	500,000	487,194
Total	$1,113	$6,590	$857,950	$211,803	$281,464	$279,854	$1,638,774	$1,584,992
Weighted average interest rate on debt:
Fixed rate debt (mortgage and Term Loans)(2)	4.40%	4.51%	2.07%	4.16%	3.93%	4.66%	4.12%	4.33%
Variable rate debt (mortgage and Term Loans)	—	2.07	2.07%	2.45%	2.10%	—	2.34%	3.93%
Revolving Credit Facility	—	—	2.50%	—	—	—	2.50%	4.23%

(1)	Excluding mortgage loan discounts. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 to our condensed consolidated financial statements included herein.

(2)	Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of June 30, 2020.
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
On April 30, 2020, the buyer parties of the Kimpton Portfolio sale provided a notice to the Company alleging sellers breached the agreement to sell the portfolio and purporting to terminate the agreement prior to the closing date.  The Company denied the buyers' allegations and rejected the buyers' purported termination. On the May 4, 2020 closing date, the buyer parties failed to close on the transaction.  As a result of the buyer parties’ failure to close, the Company terminated the agreement and filed a complaint in Delaware Chancery Court seeking disbursement of the $20 million deposit held in escrow. The parties resolved the matter on July 28, 2020 resulting in the release of $19 million, plus a pro rata share of the interest earned while held in escrow to the Company and a voluntary dismissal of the lawsuit.
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
The recent outbreak of the novel coronavirus and related respiratory disease (“COVID-19”) throughout the world, classified by the World Health Organization as a pandemic, has reached more than 160 countries and is a rapidly evolving situation. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the pandemic has significantly disrupted global travel and supply chains, and has adversely impacted global commercial activity across many industries, including in particular the travel, group meeting and conference, lodging and hospitality industries. The COVID-19 pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and global economic contraction. The rapid development and fluidity of pandemic situations precludes any prediction as to the scale and scope of the ultimate adverse impact and longevity of the COVID-19 pandemic or any future pandemic outbreak.
The effects of the COVID-19 pandemic on the hotel industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. By March 31, 2020, we had temporarily suspended operations at 24 of our 39 hotels and resorts with seven additional hotels temporarily suspending operations in April. The Company’s remaining eight properties continued operating at levels which reflected the reduced demand levels. Between May and June 2020, we recommenced operations at 18 of our hotels and resorts. As a result of these closures and significantly reduced demand levels, our revenues have declined significantly during the three and six months ended June 30, 2020. As of June 30, 2020, 26 of our 39 hotels and resorts were open and operating. By July 31, 2020, we will have recommenced operations at nine additional hotels and we anticipate recommencing operations at the remaining four hotels by the end of 2020. We expect a gradual improvement in total revenues in the second half of 2020 from hotels and resorts that have remained open or that have recently recommenced operations. However, our portfolio consists primarily of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which will have limited operations or will not be operating in the near term in order to comply with implemented safety measures and ongoing restrictions and to accommodate reduced levels of demand.

We also cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future. Additionally, we expect the effects of the pandemic to materially adversely affect our ability to consummate acquisitions and dispositions of hotel properties as well as to cause us to scale back or delay planned renovations and other projects. Due to the speed with which the situation is developing we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic, the greater the material adverse effect on our business, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.
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

10.1*	Separation Agreement for Philip A. Wade dated April 21, 2020

10.2	Form of Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on June 8, 2020)

10.3
Second Amendment to the Xenia Hotel & Resorts, Inc., XHR Holdings, Inc. and XHR LP 2015 Equity Incentive Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.4
Third Amendment to the Xenia Hotel & Resorts, Inc., XHR Holdings, Inc. and XHR LP 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.5
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.6
Amendment No. 2 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, N.A., as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.7
Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.8
Amendment No. 1 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.9
Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

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

July 30, 2020

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)