Form 10-Q
period 2020-09-30
Xenia Hotels & Resorts, Inc.
filed 2020-10-30
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 26, 2020, there were 113,730,716 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2020 and December 31, 2019
(Dollar amounts in thousands, except per share data)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$456,784	$483,052
Buildings and other improvements	3,172,491	3,270,056
Total	$3,629,275	$3,753,108
Less: accumulated depreciation	(875,356)	(826,738)
Net investment properties	$2,753,919	$2,926,370
Cash and cash equivalents	321,051	110,841
Restricted cash and escrows	46,297	84,105
Accounts and rents receivable, net of allowance for doubtful accounts	9,093	36,542
Intangible assets, net of accumulated amortization of $2,572 and $744, respectively	7,066	28,997
Other assets	87,642	76,151
Assets held for sale	115,173	—
Total assets	$3,340,241	$3,263,006
Liabilities
Debt, net of loan discounts and unamortized deferred financing costs (Note 5)	$1,583,530	$1,293,054
Accounts payable and accrued expenses	73,639	88,197
Distributions payable	245	31,802
Other liabilities	81,152	74,795
Liabilities associated with assets held for sale	65,460	—
Total liabilities	$1,804,026	$1,487,848
Commitments and Contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 113,730,716 and 112,670,757 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$1,138	$1,127
Additional paid in capital	2,079,878	2,060,924
Accumulated other comprehensive loss	(17,224)	(4,596)
Accumulated distributions in excess of net earnings	(537,339)	(318,434)
Total Company stockholders' equity	$1,526,453	$1,739,021
Non-controlling interests	9,762	36,137
Total equity	$1,536,215	$1,775,158
Total liabilities and equity	$3,340,241	$3,263,006
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rooms revenues	$41,081	$168,744	$172,550	$523,912
Food and beverage revenues	11,762	79,825	87,587	282,685
Other revenues	11,111	20,362	33,992	60,306
Total revenues	$63,954	$268,931	$294,129	$866,903
Expenses:
Rooms expenses	14,267	40,782	56,458	123,102
Food and beverage expenses	14,730	57,356	75,451	184,151
Other direct expenses	2,863	7,576	9,763	22,594
Other indirect expenses	33,490	70,874	130,297	215,103
Management and franchise fees	2,043	10,592	9,212	35,103
Total hotel operating expenses	$67,393	$187,180	$281,181	$580,053
Depreciation and amortization	37,307	39,072	111,660	118,760
Real estate taxes, personal property taxes and insurance	13,028	13,331	39,800	38,968
Ground lease expense	478	1,071	1,604	3,319
General and administrative expenses	6,676	7,351	24,656	22,973
Gain on business interruption insurance	—	—	—	(823)
Acquisition, terminated transaction and pre-opening expenses	146	662	994	947
Impairment and other losses	8,942	—	29,044	14,771
Total expenses	$133,970	$248,667	$488,939	$778,968
Operating (loss) income	$(70,016)	$20,264	$(194,810)	$87,935
Other income	26,965	257	29,335	540
Interest expense	(17,006)	(12,293)	(43,601)	(37,260)
Loss on extinguishment of debt	—	—	—	(214)
Net (loss) income before income taxes	$(60,057)	$8,228	$(209,076)	$51,001
Income tax benefit (expense)	6,448	2,442	16,849	(9,844)
Net (loss) income	$(53,609)	$10,670	$(192,227)	$41,157
Net loss (income) attributable to non-controlling interests (Note 1)	1,265	(355)	4,619	(1,366)
Net (loss) income attributable to common stockholders	$(52,344)	$10,315	$(187,608)	$39,791

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, Continued
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted (loss) earnings per share
Net (loss) income per share available to common stockholders - basic and diluted	$(0.46)	$0.09	$(1.66)	$0.35
Weighted average number of common shares (basic)	113,730,716	112,641,568	113,407,217	112,634,174
Weighted average number of common shares (diluted)	113,730,716	112,932,952	113,407,217	112,918,790

Comprehensive (Loss) Income:
Net (loss) income	$(53,609)	$10,670	$(192,227)	$41,157
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate derivative instruments	264	(2,168)	(18,535)	(16,703)
Reclassification adjustment for amounts recognized in net (loss) income (interest expense)	2,840	(802)	5,511	(3,403)
	$(50,505)	$7,700	$(205,251)	$21,051
Comprehensive loss (income) attributable to non-controlling interests (Note 1)	1,191	(257)	5,015	(703)
Comprehensive (loss) income attributable to the Company	$(49,314)	$7,443	$(200,236)	$20,348
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at June 30, 2020	113,730,716	$1,138	$2,079,281	$(20,254)	$(484,995)	$9,054	$1,584,224
Net loss	—	—	—	—	(52,344)	(1,265)	(53,609)
Share-based compensation	—	—	597	—	—	1,899	2,496
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	258	—	6	264
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,772	—	68	2,840
Balance at September 30, 2020	113,730,716	$1,138	$2,079,878	$(17,224)	$(537,339)	$9,762	$1,536,215

Balance at June 30, 2019	112,641,568	$1,127	$2,060,190	$(3,829)	$(282,258)	$32,381	$1,807,611
Net income	—	—	—	—	10,315	355	10,670
Dividends, common shares / units ($0.275)	—	—	—	—	(31,059)	(489)	(31,548)
Share-based compensation	—	—	480	—	—	1,955	2,435
Shares redeemed to satisfy tax withholding on vested share-based compensation	—	—	—	—	—	—	—
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(2,096)	—	(72)	(2,168)
Reclassification adjustment for amounts recognized in net income	—	—	—	(776)	—	(26)	(802)
Balance at September 30, 2019	112,641,568	$1,127	$2,060,670	$(6,701)	$(303,002)	$34,104	$1,786,198
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2019	112,670,757	$1,127	$2,060,924	$(4,596)	$(318,434)	$36,137	$1,775,158
Net loss	—	—	—	—	(187,608)	(4,619)	(192,227)
Repurchase of common shares, net	(165,516)	(2)	(2,262)	—	—	—	(2,264)
Dividends, common share / units ($0.275)	—	—	—	—	(31,297)	(323)	(31,620)
Share-based compensation	141,553	1	2,638	—	—	6,741	9,380
Shares redeemed to satisfy tax withholding on vested share-based compensation	(38,610)	—	(565)	—	—	—	(565)
Redemption of Operating Partnership Units	1,122,532	12	19,143	—	—	(27,778)	(8,623)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(18,005)	—	(530)	(18,535)
Reclassification adjustment for amounts recognized in net loss	—	—	—	5,377	—	134	5,511
Balance at September 30, 2020	113,730,716	$1,138	$2,079,878	$(17,224)	$(537,339)	$9,762	$1,536,215

Balance at December 31, 2018	112,583,990	$1,126	$2,059,699	$12,742	$(249,654)	$28,792	$1,852,705
Net income	—	—	—	—	39,791	1,366	41,157
Dividends, common shares / units ($0.825)	—	—	—	—	(93,139)	(1,460)	(94,599)
Share-based compensation	81,109	1	1,426	—	—	6,069	7,496
Shares redeemed to satisfy tax withholding on vested share-based compensation	(23,531)	—	(455)	—	—	—	(455)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(16,152)	—	(551)	(16,703)
Reclassification adjustment for amounts recognized in net income	—	—	—	(3,291)	—	(112)	(3,403)
Balance at September 30, 2019	112,641,568	$1,127	$2,060,670	$(6,701)	$(303,002)	$34,104	$1,786,198
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(192,227)	$41,157
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	109,732	116,609
Non-cash ground rent and amortization of other intangibles	1,988	2,300
Amortization of loan discounts and deferred financing costs	2,205	1,829
Loss on extinguishment of debt	—	214
Impairment and other losses	29,044	14,771
Share-based compensation expense	8,574	7,091
Deferred interest expense	1,746	—
Other non-cash adjustments	508	—
Changes in assets and liabilities:
Accounts and rents receivable	26,775	(8,652)
Other assets	(15,474)	(864)
Accounts payable and accrued expenses	(12,958)	22,548
Other liabilities	(3,624)	8,056
Net cash (used in) provided by operating activities	$(43,711)	$205,059
Cash flows from investing activities:
Capital expenditures	(58,157)	(62,794)
Performance guaranty payments	2,863	—
Net cash used in investing activities	$(55,294)	$(62,794)
Cash flows from financing activities:
Payoffs of mortgage debt	—	(90,000)
Principal payments of mortgage debt	(1,533)	(2,603)
Proceeds from Corporate Credit Facility Term Loans	—	85,000
Principal payments on Corporate Credit Facility Term Loans	(87,600)	—
Proceeds from draws on the Revolving Credit Facility	340,000	—
Payments on Revolving Credit Facility	(193,800)	—
Proceeds from Senior Secured Notes	300,000	—
Payment of loan fees and issuance costs	(10,828)	(413)
Redemption of Operating Partnership Units	(8,623)	—
Repurchase of common shares	(2,264)	—
Shares redeemed to satisfy tax withholding on vested share based compensation	(783)	(596)
Dividends	(63,162)	(94,294)
Net cash provided by (used in) financing activities	$271,407	$(102,906)
Net increase in cash and cash equivalents and restricted cash	172,402	39,359
Cash and cash equivalents and restricted cash, at beginning of period	194,946	161,608
Cash and cash equivalents and restricted cash, at end of period	$367,348	$200,967

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$321,051	$116,483
Restricted cash	46,297	84,484
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$367,348	$200,967

The following represent cash paid during the periods presented for the following:
Cash paid for taxes	$3,300	$3,881
Cash paid for interest, net of capitalized interest	35,651	34,838

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,506	$1,440
Adjustment to record right of use asset and lease liability, net	—	28,072
Deferred interest added to mortgage principal balance	1,746	—
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly owned by the Company. As of September 30, 2020, the Company collectively owned 97.6% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.4% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of September 30, 2020 and 2019, the Company owned 39 and 40 lodging properties, respectively.
Impact of COVID-19
In January 2020, confirmed cases of novel coronavirus and related respiratory disease ("COVID-19") started appearing in the United States. By March 11, 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement phased, multi-step policies governing the re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. As of March 31, 2020, 24 of the Company’s 39 hotels and resorts had temporarily suspended operations with seven additional hotels temporarily suspending operations in April. The Company’s remaining eight properties continued operating at levels which reflected the significantly reduced demand levels. Between May and June 2020, the Company recommenced operations at 18 of its hotels and resorts. In the third quarter of 2020, the Company recommenced operations at 11 additional hotels. As a result, as of September 30, 2020, 37 of the Company's 39 hotels and resorts were open and operating. One additional hotel recommenced operations and two hotels were sold in October 2020. Currently, Hyatt Regency Portland at the Oregon Convention Center is the Company's only hotel with suspended operations.
Leisure demand gradually improved during the third quarter of 2020; however, business transient and group demand has been limited and continues to lag in recovery consistent with trends throughout the U.S. lodging industry. The vast majority of our hotel portfolio's group business for the third quarter was canceled, and the Company does not expect that this business will be rebooked in the future. This led to total portfolio occupancy of 23.4% and 27.4%, for the three and nine months ended September 30, 2020. A majority of group business for the fourth quarter of 2020 has already been or is expected to be canceled. We have also experienced ongoing cancellations and marginal new booking activity into the first quarter of 2021.
Our portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which have resumed operations in accordance with state and local ordinances. However, these ancillary revenue streams could be impacted again in the future in order to comply with state and local ordinance restrictions and safety measures and/or to accommodate reduced levels of demand. We currently expect that the recovery in lodging, particularly with respect to group business, will be gradual, and likely choppy, and may lag behind the recovery of other industries. Factors such as public health, availability of a COVID-19 vaccine and therapeutics, and the geopolitical environment may impact the timing and pace of such recovery. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases.

2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive (loss) income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2020. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of actual operating results for the entire year.
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
In applying the accounting guidance, the Company considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our unconditional obligations due over the next 12 months. As of March 31, 2020, the Company was not in compliance with one of its debt financial maintenance covenants under its Revolving Credit Facility and its four Term Loans facilities (collectively, the "Corporate Credit Facilities"), which resulted in an event of default under each of its Corporate Credit Facilities. On June 30, 2020, the Company entered into amendments to the Corporate Credit Facilities. These amendments waived the event of default caused by our noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020, suspended the testing of the leverage ratio covenant, the fixed charge coverage ratio covenant and the unsecured interest ratio covenant under the Corporate Credit Facilities, in each case, through and including the fiscal quarter ending March 31, 2021, unless earlier terminated by the Company, and provided for a gradual return to pre-amendment covenant levels by mid-2022. In addition, the amendments extended the maturity date for the $175 million Term Loan from February 2021 to February 2022, resulting in no debt maturities for the Company until 2022. The amendments imposed certain additional restrictions and covenants through at least the second quarter of 2021 relating to dividends, share repurchases, the incurrence of additional debt or liens, acquisitions, capital expenditures, the addition of a minimum liquidity requirement, certain mandatory prepayment requirements, and equity pledges from subsidiaries that own certain of the assets in the unencumbered borrowing base, as well as restrictions on the use of proceeds from asset sales, new debt and equity capital raised, among other things.
Additionally, the Company completed loan amendments for its eight secured mortgage loans during the nine months ended September 30, 2020. The terms of the amendments vary by lender, and include items such as the deferral of monthly interest and/or amortization payments for three to nine months, temporary elimination of requirements to make furniture, fixtures and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods. As of September 30, 2020, two of our secured mortgage loans failed their respective debt service coverage ratio covenant tests. However, these did not result in an event of default but did trigger a cash sweep for these respective properties. The cash sweep allows the lender to pull excess cash generated by the property into a separate account that they control, which may be used to reduce the outstanding loan balance. We anticipate that we may fail additional covenants on certain of our secured mortgage loans within the next 12 months, and foresee the potential need to request additional waivers from our lenders. If we are unable to obtain waivers, we may be required to pay down the respective mortgage loans by an amount that would result in our compliance with the respective debt service coverage ratio tests.

Subsequent to September 30, 2020, two of the eight secured mortgage loans were either repaid or were assigned upon sale to the respective buyer.
In August 2020, the Operating Partnership issued $300 million of 6.375% Senior Secured Notes due in 2025 at a price equal to 100% of face value with net proceeds primarily used to repay a portion of our Revolving Credit Facility and the two Corporate Credit Facility Term Loans maturing in 2022. In connection with the pricing of its $300 million of Senior Secured Notes due 2025, the Company effectuated additional amendments to each of our Corporate Credit Facility agreements. These additional amendments included permanent changes to the application of mandatory prepayments required during the covenant waiver period and enable us to acquire hotels by issuing equity. The amendments allow us, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to retain 55% of net proceeds raised through various actions including debt issuances, equity issuances, and dispositions for general corporate purposes as permitted by the Corporate Credit Facilities with the remaining 45% being used to prepay the Revolving Credit Facility and our two term loans maturing in 2022.
In October 2020, the Operating Partnership completed a $200 million add-on offering of the 6.375% Senior Secured Notes due in 2025 at a price equal to 100.25% of face value (the "Additional Notes"). Net proceeds from this issuance, along with cash on hand, were used to repay the remaining balance outstanding on the Company's two term loans due in 2022 and the $51 million mortgage loan collateralized by the Marriott Dallas Downtown due in 2022. In connection with the pricing of the Additional Notes, the Company effectuated additional amendments to its Revolving Credit Facility and its two remaining corporate credit facility term loans, which (i) increased commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024 reflecting a two year extension of the maturity date; (ii) extended the waiver period for the testing of the financial covenants through year end 2021 and extending the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023; (iii) modified the application of mandatory prepayments whereby, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to apply 50% of net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its Revolving Credit Facility, with the balance of the proceeds retained by the Company or if the Revolving Credit Facility outstanding balance is greater than $350 million, there is no change to the application of mandatory prepayments; and (iv) extended the minimum liquidity covenant through the second quarter of 2022.
Also in October 2020, the Company sold Residence Inn Boston Cambridge for $107.5 million, which included the buyer assuming the $60.3 million mortgage collateralized by the hotel, and sold the Marriott Napa Valley Hotel & Spa for $100.1 million. These transactions generated approximately $145.1 million in net cash proceeds for the Company after transaction costs and the buyer's assumption of the mortgage loan collateralized by the hotel. The Company also retained the approximately $5.3 million balance in the furniture, fixtures and equipment replacement reserves. Proceeds from the sales were used repay a portion of the Company's Corporate Credit Facilities and for general corporate purposes.
In addition, the Company has reduced all non-essential spending, revisited its investment strategies, reduced ongoing payroll costs, and canceled or deferred approximately $50 million of capital expenditures projects in 2020. We have also suspended our quarterly dividend through the balance of 2020 unless it is determined that an additional dividend is required to maintain our REIT status.
While all of the actions taken by the Company help provide additional liquidity, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. We currently expect that the recovery in lodging, particularly with respect to group business, will lag behind the recovery of other industries and factors such as public health, availability of a COVID-19 vaccine and therapeutics, and the geopolitical environment may impact the timing and pace of such recovery. Therefore as a consequence of these unprecedented trends resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed loan amendments that provide for, among other things, covenant holidays through the fiscal quarter ending December 31, 2021 and a gradual return to pre-amendment covenant levels by the second quarter of 2023, our current forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that it has alleviated its substantial doubt about our ability to continue as a going concern.

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
Risks and Uncertainties
As a result of temporary closures and significantly reduced demand levels, our revenues declined significantly during the three and nine months ended September 30, 2020. As a result, as of September 30, 2020, 37 of the Company's 39 hotels and resorts were open and operating. One additional hotel recommenced operations and two hotels were sold in October 2020. Currently, Hyatt Regency Portland at the Oregon Convention Center is the Company's only hotel with suspended operations. The Company's portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which will have limited operations or will be not be operating in the near term in order to comply with implemented safety measures and ongoing restrictions and to accommodate reduced levels of demand. We will continue to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adjust our operations. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. We currently expect that the recovery in lodging, particularly with respect to group business, will lag behind the recovery of other industries and factors such as public health, availability of a COVID-19 vaccine and therapeutics, and the geopolitical environment may impact the timing and pace of such recovery. Additionally, we expect the effects of the pandemic to materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as to cause us to scale back or delay planned renovations and other projects. Given the nature of the pandemic, we cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic or resurgence, the greater the material adverse impact will be on our business, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.
For the nine months ended September 30, 2020, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. For the nine months ended September 30, 2019, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida market that exceeded 10% of total revenues for the period then ended. To the extent that adverse changes continue in these markets, or the industry sectors that operate in these markets, our business and operating results could continue to be negatively impacted.
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
Real Estate
Per the terms of one of our management agreements, the third-party manager has guaranteed certain performance thresholds through December 31, 2023. The performance guaranty is related to one of our hotels for which the Company paid consideration to an affiliate of the respective third-party manager to take assignment of the purchase agreement in order to acquire the hotel. If performance does not meet these established thresholds, the third-party manager is required to reimburse the Company for certain fees and/or pay a performance guaranty as calculated per the terms of the respective agreement. During the three and nine months ended September 30, 2020, the Company received approximately $2.9 million as a result of these performance thresholds not being met. The proceeds were recorded as a reduction of the initial basis in land and building and other improvements on the same pro rata basis as the original purchase price allocation and will be amortized over the respective remaining useful life.
Impairment
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
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the lodging and hospitality industries, which management considered to be an ongoing triggering event during its impairment testing for the three and nine months ended September 30, 2020. The Company assessed the recoverability of each of its long-lived assets and intangibles and determined that there were no impairments as a result of the pandemic as of September 30, 2020. On September 30, 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for a sale price of $70 million. In October 2020, the respective buyer terminated the agreement but subsequently reinstated the agreement on October 21, 2020, which included the funding of an at risk deposit. In accordance with the Company's impairment policy, management estimated the undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of September 30, 2020. Management determined the impairment loss as the excess of carrying value over the estimated fair value. As a result, for the three and nine months ended September 30, 2020, the Company recorded an impairment loss of approximately

$8.9 million, which is included in impairment and other losses on the accompanying condensed consolidated statement of operations and comprehensive loss (income) for the periods then ended. The sale is expected to close in the fourth quarter of 2020.
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
As of September 30, 2020 and December 31, 2019, the Company had goodwill of $4.9 million and $25.0 million, respectively, which is included in intangible assets, net of accumulated amortization on the condensed consolidated balance sheets for the periods then ended. During the nine months ended September 30, 2020, the Company determined the carrying values of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their fair values and therefore recorded an impairment charge of $20.1 million related to these two hotels. Refer to Note 7 for further information. During the three and nine months ended September 30, 2019, no impairment of goodwill was recorded.
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
A number of our hotels have retail space that is leased to third parties for restaurants, retail and other space leases. Rental income from retail leases is recognized on a straight-line basis over the term of the underlying lease and is included in other income on the condensed consolidated statement of operations and comprehensive (loss) income. Percentage rent is recognized at the point in time in which the underlying thresholds are achieved and percentage rent is earned. During 2020, as a result of the impact of the COVID-19 pandemic, the Company has provided limited short-term rent deferrals and/or abatements in certain cases and may continue to do so as the recovery continues. A number of our space lease tenants have defaulted on their rent obligations and others may also default in the future. There is no certainty as to when, or if, these tenants will start paying rent again in the future. For leases in which collectability of rent is a concern, the Company records rental income only when cash is received.
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

Parking and audio visual fees are recognized at the time services are provided to the guest. For parking and audio visual contracts in which we have control over the services provided, we are considered the principal in the agreement and recognize the related revenues gross of associated costs. If we do not have control over the services in the contract, we are considered the agent and record the related revenues net of associated costs.
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

3. Revenues
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2020	September 30, 2020
Orlando, FL	$5,860	$36,724
Phoenix, AZ	5,918	33,013
Houston, TX	4,100	26,202
Atlanta, GA	3,990	18,558
Dallas, TX	1,436	17,231
San Francisco/San Mateo, CA	3,029	17,019
San Diego, CA	4,261	16,085
Denver, CO	3,890	13,839
Washington, DC-MD-VA	4,135	11,686
California North	4,661	11,643
Other	22,674	92,129
Total	$63,954	$294,129

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2019	September 30, 2019
Orlando, FL	$22,159	$88,494
Houston, TX	21,521	75,178
Phoenix, AZ	15,274	73,062
San Diego, CA	22,675	63,215
Dallas, TX	15,274	57,063
San Francisco/San Mateo, CA	18,876	56,657
Atlanta, GA	15,431	46,398
San Jose/Santa Cruz, CA	13,384	44,351
Denver, CO	15,497	41,621
Washington, DC-MD-VA	11,603	37,299
Other	97,237	283,565
Total	$268,931	$866,903

4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
The Company did not acquire any hotels during the three and nine months ended September 30, 2020 or 2019.
Dispositions
The Company did not sell any hotels during the three and nine months ended September 30, 2020 or 2019.

In January 2020, the Company entered into an agreement to sell the 522-room Renaissance Atlanta Waverly Hotel & Convention Center for $155 million. The transaction was initially expected to close in the first quarter, however the Company entered into an amendment to the agreement to extend the closing date until July 31, 2020. The transaction did not close as contemplated in the agreement and as a result, the Company received the $7.75 million non-refundable deposit from escrow in August 2020. This was recognized as other income and was included in other income on the accompanying condensed consolidated statement of operations and comprehensive loss for three and nine months ended September 30, 2020, respectively.
In February 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel for $100.5 million. The transaction was initially expected to close in the first quarter 2020, but the Company subsequently entered into an amendment to the sale agreement that extended the closing until April 2020. The transaction did not close as contemplated by the amended agreement and as a result, the agreement was terminated. The Company retained the $2 million non-refundable deposit that was previously released from escrow and recognized this amount as other income in April 2020, which is included in other income on the accompanying condensed consolidated statement of operations and comprehensive loss (income) for nine months ended September 30, 2020.
In March 2020, the Company entered into an agreement to sell seven Kimpton hotel assets, which included Kimpton Canary Hotel Santa Barbara, Kimpton Hotel Monaco Chicago, Kimpton Hotel Monaco Denver, Kimpton Hotel Monaco Salt Lake City, Kimpton Hotel Palomar Philadelphia, Kimpton Lorien Hotel & Spa and Kimpton RiverPlace Hotel (collectively, the “Kimpton Portfolio”) in an all-cash transaction valued at approximately $483 million, inclusive of $6 million of cash in existing furniture, fixture and equipment replacement reserve accounts. In connection with entering into the agreement, a $20 million at-risk deposit was placed in escrow by buyer.
On April 30, 2020, the buyer parties of the Kimpton Portfolio sale provided a notice to the Company alleging sellers breached the agreement to sell the portfolio and purporting to terminate the agreement prior to the closing date.  The Company denied the buyers' allegations and rejected the buyers' purported termination. On the May 4, 2020 closing date, the buyer parties failed to close on the transaction.  As a result of the buyer parties’ failure to close, the Company terminated the agreement and filed a complaint in Delaware Chancery Court seeking disbursement of the $20 million deposit held in escrow. The parties resolved the matter on July 28, 2020, resulting in the release of $19 million, including the Company's pro rata share of the interest earned while held in escrow and a voluntary dismissal of the lawsuit. The Company recognized this amount as other income, which is included in other income on the accompanying condensed consolidated statement of operations and comprehensive loss for three and nine months ended September 30, 2020, respectively.
In August 2020, the Company entered into an agreement to sell the 221-room Residence Inn Boston Cambridge in Cambridge, Massachusetts for a sale price of $107.5 million. The sale closed on October 1, 2020 for an estimated gain of approximately $56.2 million. As part of the transaction, the buyer assumed the mortgage loan collateralized by the hotel with a principal balance of $60.3 million. Net cash proceeds from the sale, after transaction closing costs and the loan assumption by the buyer, were $46.1 million. The Company also retained the approximately $3.8 million balance in the furniture, fixtures and equipment replacement reserves. As of September 30, 2020, the hotel's assets and liabilities were classified as held for sale on the accompanying condensed consolidated balance sheet for the period then ended.
Also in August 2020, the Company entered into an agreement to sell the 275-room Marriott Napa Valley Hotel & Spa in Napa, California for a sale price of approximately $100.1 million. The sale closed on October 22, 2020 for an estimated gain of approximately $38.2 million. Net cash proceeds from the sale, after transaction closing costs, were approximately $99.0 million. Proceeds from the sale will be utilized to repay borrowings under the Company’s Revolving Credit Facility and for general corporate purposes. The Company also retained the approximately $1.5 million balance in the furniture, fixtures and equipment replacement reserves. As of September 30, 2020, the hotel's assets and liabilities were classified as held for sale on the accompanying condensed consolidated balance sheet for the period then ended.
On September 30, 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for a sale price of $70 million. In October 2020, the respective buyer terminated the agreement but subsequently reinstated the agreement on October 21, 2020, which included the funding of an at-risk deposit. As a result, the Company recorded an impairment loss of approximately $8.9 million as of September 30, 2020, which is included in impairment and other losses on the accompanying condensed consolidated statement of operations and comprehensive loss for the period then ended. The sale is subject to customary closing conditions and is expected to close in the fourth quarter of 2020.

On October 27, 2020, the Company entered into an agreement to sell the 245-room Hotel Commonwealth, in Boston, Massachusetts for a sale price of $113 million. The buyer has funded an at-risk deposit. The sale is subject to customary closing conditions and is expected to close in the fourth quarter of 2020 for an estimated loss of approximately $2.0 million.
Held for Sale
The following represents the major classes of assets and liabilities associated with assets held for sale as of September 30, 2020 (in thousands):

September 30, 2020
Land	$25,146
Building and other improvements	147,069
Total	$172,215
Less accumulated depreciation	(60,879)
Net investment properties	$111,336
Accounts and rents receivable, net	673
Deferred costs and other assets	3,164
Total assets held for sale	$115,173

Debt	$60,096
Accounts payable and accrued expenses	2,180
Other liabilities	3,184
Total liabilities associated with assets held for sale	$65,460
The operating results of the two hotels that were held for sale as of September 30, 2020 are included in the Company's condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019, respectively.

5. Debt
Debt as of September 30, 2020 and December 31, 2019 consisted of the following, including debt associated with assets held for sale (dollar amounts in thousands):

						Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date		September 30, 2020(2)		December 31, 2019
Mortgage Loans
Marriott Dallas Downtown	Fixed(3)	4.05%		1/3/2022		$51,000	(4)	$51,000
Kimpton Hotel Palomar Philadelphia	Fixed(3)	4.14%		1/13/2023		57,910		58,000
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed(5)	3.74%		8/14/2024		100,000		100,000
Andaz Napa	Variable	2.05%		9/13/2024		56,000		56,000
The Ritz-Carlton, Pentagon City	Fixed(6)	4.95%		1/31/2025		65,000		65,000
Residence Inn Boston Cambridge	Fixed	4.48%		11/1/2025		60,269	(7)	60,731
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026		57,857		58,286
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027		116,194		115,000
Total Mortgage Loans		4.12%	(8)			$564,230		$564,017
Corporate Credit Facilities
Corporate Credit Facility Term Loan $175M	Fixed(9)	3.54%		2/15/2022	(10)	123,900	(4)	175,000
Corporate Credit Facility Term Loan $125M	Fixed(11)	4.03%		10/22/2022		88,500	(4)	125,000
Corporate Credit Facility Term Loan $150M	Fixed(12)	3.19%		8/21/2023		150,000		150,000
Corporate Credit Facility Term Loan $125M	Fixed(13)	3.92%		9/13/2024		125,000		125,000
Revolving Credit Facility	Variable	2.50%		2/28/2022	(14)	306,200		160,000
Total Corporate Credit Facilities						793,600		735,000
Senior Secured Notes $300M	Fixed	6.38%		8/18/2025		300,000		—
Loan discounts and unamortized deferred financing costs, net(15)	—	—		—		(14,204)		(5,963)
Total Debt, net of loan discounts and unamortized deferred financing costs		4.08%	(8)			$1,643,626		$1,293,054
(1)Each of the Company's secured mortgage loans and Corporate Credit Facilities were modified or amended during 2020. The rates shown represent the annual interest rates as of September 30, 2020. The variable index for secured mortgage loans is one-month LIBOR and the variable index for the Corporate Credit Facilities reflects a 25 to 50 basis point LIBOR floor which is applicable for the value of all Corporate Credit Facilities not subject to an interest rate hedge.
(2)For certain secured mortgage loans, includes deferred interest balances in accordance with the respective amended loan agreement as applicable.
(3)The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for the entire term of the loan.
(4)On October 20, 2020, the Company repaid the outstanding balance of the respective mortgage loans and Corporate Credit Facility Term Loans with cash on hand and proceeds from the Additional Notes (as defined below in the section titled "Senior Secured Notes").
(5)A variable interest loan for which the interest rate has been fixed on $90 million of the balance through January 2022, after which the rate reverts to variable.
(6)A variable interest loan for which the interest rate has been fixed through January 2023.
(7)As of September 30, 2020, the principal balance of the mortgage loan, net of unamortized deferred financing costs, is included in liabilities associated with assets held for sale on the condensed consolidated balance sheet for the period then ended. On October 1, 2020, the Company closed on the sale of Residence Inn Boston Cambridge. As part of the transaction the buyer assumed the mortgage loan collateralized by the hotel with a principal balance of $60.3 million.
(8)Represents the weighted average interest rate as of September 30, 2020.

(9)A variable interest loan for which LIBOR has been fixed through February 2021. The spread to LIBOR is fixed at 2.25% for the remaining term of the loan as a result of the amendment completed in June 2020.
(10)In June 2020, the Company modified the terms of this corporate credit facility term loan, which included an extension of the maturity date from February 15, 2021 to February 15, 2022.
(11)A variable rate interest loan for which LIBOR has been fixed through maturity. The spread may vary, as it is determined by the Company's leverage ratio after the covenant compliance date specified in the applicable corporate credit facility term loan agreement.
(12)A variable interest loan for which LIBOR has been fixed for $87.6 million of the balance for certain interest periods through October 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio.
(13)A variable interest loan for which LIBOR has been fixed for certain interest periods through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio.
(14)In October 2020, the Company increased commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024. This reflects a two year extension of the maturity date.
(15)Includes loan discounts upon modifications and deferred financing costs, net of accumulated amortization.
Mortgage Loans
During the second quarter of 2020, the Company completed loan amendments for seven of its eight secured mortgage loans. In July 2020, the Company completed the amendment to its remaining mortgage loan. The terms of the amendments vary by lender, and include items such as the deferral of monthly interest and/or amortization payments for three to nine months, temporary elimination of requirements to make furniture, fixtures and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods. Certain of these secured loan amendments were considered troubled debt restructurings due to terms that allowed for deferred interest and/or principal payments. However, no gain or loss was recognized during the three and nine months ended September 30, 2020 as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans.
Of the total outstanding debt at September 30, 2020, none of the mortgage loans were recourse to the Company. As of September 30, 2020, two of our secured mortgage loans failed their respective debt service coverage ratio covenant test. However, these did not result in an event of default but did trigger a cash sweep for these respective properties. The cash sweep allows the lender to pull excess cash generated by the property into a separate account that they control, which may be used to reduce the outstanding loan balance.
Corporate Credit Facilities
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
The Amendments require that any new subsidiaries of the Borrower that are unencumbered properties become guarantors of the obligations under the Credit Agreements. In addition, the obligations under the Credit Agreements are secured by a first priority security interest in the capital stock of a material portion of the Borrower’s subsidiaries (the “Pledged Entities”), which pledges remain in effect until the date after the Covenant Waiver Period on which (x) the Borrower achieves compliance with all of its financial covenants under each Credit Agreement for two consecutive fiscal quarters at pre-Amendment levels and (y) the financial covenant maintenance levels have reverted to pre-Amendment levels, unless the Pledged Entities are released prior to such date in connection with a permitted transaction.
In August 2020, in connection with the closing of its $300 million of Senior Secured Notes due in 2025, the Company effectuated additional amendments to each of our Corporate Credit Facility agreements. These additional amendments included permanent changes to the application of mandatory prepayments and enable us to acquire hotels by issuing equity. The amendments modified the mandatory pay down provisions of the corporate credit agreements by allowing us, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to retain 55% of net proceeds raised through various actions including debt issuances, equity issuances, and dispositions for general corporate purposes as permitted by the corporate credit agreements with the remaining 45% being use to prepay the revolving credit facility and our two term loans maturing in 2022.
As of September 30, 2020, there was $306.2 million outstanding on the Revolving Credit Facility. During the three and nine months ended September 30, 2020, the Company incurred unused commitment fees of approximately $48 thousand and $0.3 million, respectively, and interest expense of $2.6 million and $7.0 million, respectively. During the three and nine months ended September 30, 2019, the Company incurred unused commitment fees of approximately $0.4 million and $1.2 million and no interest expense.
Senior Secured Notes
In August 2020, the Operating Partnership issued $300 million of 6.375% Senior Secured Notes due in 2025 at a price equal to 100% of face value (the "Notes") with net proceeds primarily used to repay a portion of our Revolving Credit Facility and the two Corporate Credit Facility Term Loans maturing in 2022.
The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries that incur or guarantee any indebtedness under the Company's Corporate Credit Facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness (each, a “subsidiary guarantor” and together with the Company, the “guarantors”). The Notes are initially secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests (the “Collateral”) of a material portion of the Operating Partnership’s subsidiaries and any proceeds of such equity interests, which Collateral also secures obligations under the Corporate Credit Facilities on a first priority basis. The Collateral securing the Notes will be released in full upon its release under the Corporate Credit Facilities, after which the Senior Secured Notes will be unsecured, which is expected to occur prior to the maturity of the Notes if the Operating Partnership achieves compliance with certain financial covenant requirements under the Corporate Credit Facilities.

The Notes contain customary covenants that will limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the Notes Indenture. In addition, the Notes Indenture will require the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
The Operating Partnership may redeem the Notes at any time prior to August 15, 2022, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole premium. The Operating Partnership may redeem the Notes at any time on or after August 15, 2022, in whole or in part, at a redemption price equal to (i) 103.188% of the principal amount thereof, should such redemption occur before August 15, 2023, (ii) 101.594% of the principal amount thereof, should such redemption occur before August 15, 2024, and (iii) 100.000% of the principal amount thereof, should such redemption occur on or after August 15, 2024, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In addition, at any time prior to August 15, 2022, the Operating Partnership may redeem up to 40% of the original principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price of 106.375% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Under certain circumstances, until 120 days after the issue date, the Operating Partnership may redeem in the aggregate up to 35% of the original aggregate principal amount of the Senior Secured Notes with the net cash proceeds of certain support received by the Operating Partnership or any of its subsidiaries from a government authority in connection with the COVID-19 global pandemic at a redemption price of 103.188% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the Notes remain outstanding immediately after such redemption.
In October 2020, the Operating Partnership completed a $200 million add-on offering of the 6.375% Senior Secured Notes due in 2025 at a price equal to 100.25% of face value (the "Additional Notes"). Net proceeds from the Additional Notes, along with cash on hand, were used to repay the remaining balance outstanding on the Company's two terms loans due in 2022 and the $51 million mortgage loan collateralized by the Marriott Dallas Downtown. The Additional Notes were offered under an existing indenture, dated August 18, 2020, pursuant to which the Issuer previously issued $300 million in aggregate principal amount of its 6.375% senior secured notes due 2025 (the “Existing Notes”). The Additional Notes will have identical terms (other than issue date and offering price) as the Existing Notes.
In connection with the completion of the Additional Notes in October 2020, the Company further amended the Revolving Credit Facility and Corporate Credit Facilities. Key terms of the amendments include (i) increased commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024 reflecting a two year extension of the maturity date; (ii) extended the waiver period for the testing of the financial covenants through year end 2021 and extending the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023; (iii) modified the application of mandatory prepayments whereby the amendments require the Company, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to apply 50% of the net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its Revolving Credit Facility, with the balance of the proceeds retained by the Company or if the Revolving Credit Facility outstanding balance is greater than $350 million, there is no change to the application of mandatory prepayments; and (iv) extended the minimum liquidity covenant through the second quarter of 2022.

Debt Outstanding
Total debt outstanding as of September 30, 2020 and December 31, 2019 was $1,658 million and $1,299 million, respectively, and had a weighted average interest rate of 4.08% and 3.72% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter, including debt associated with assets held for sale (in thousands):

	As of September 30, 2020	Weighted average interest rate
2020	$649	4.60%
2021	5,703	4.34%
2022	269,021	3.81%
2023	210,626	3.46%
2024	279,796	3.50%
Thereafter	585,835	5.54%
Total Mortgages, Corporate Credit Facilities and Senior Secured Notes	$1,351,630	4.44%
Revolving Credit Facility	306,200	2.50%
Loan discounts and unamortized deferred financing costs, net	(14,204)	—
Debt, net of loan discounts and unamortized deferred financing costs	$1,643,626	4.08%
As a result of the loan amendments and issuance of the Senior Secured Notes during the three and nine months ended September 30, 2020, the Company capitalized $1.8 million and $4.2 million of deferred financing costs and expensed $38 thousand and $0.5 million of legal fees, respectively, which were included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss (income) for the periods then ended.
In connection with repaying one mortgage loan during the nine months ended September 30, 2019, the Company wrote off the related unamortized deferred financing costs of $214 thousand, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive (loss) income for the period then ended.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable-rate debt. As of September 30, 2020, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive (loss) income. Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments with the right of offset that are in the liability position are included in other liabilities and derivatives instruments with the right of offset that are in the asset position are included in other assets on the condensed consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of September 30, 2020 and December 31, 2019, respectively (in thousands):

							September 30, 2020		December 31, 2019
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity		Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$150M Term Loan	Swap	1.30%	1-Month LIBOR + 2.25%	10/22/2015	2/15/2021	(1)	$50,000	$(216)	$50,000	$167
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 2.25%	10/22/2015	2/15/2021	(1)	65,000	(279)	65,000	223
$175M & $150M Term Loan	Swap	1.29%	1-Month LIBOR + 2.25%	10/22/2015	2/15/2021	(1)	60,000	(257)	60,000	206
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022		50,000	(1,718)	50,000	(403)
$125M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022		25,000	(859)	25,000	(202)
$125M & $150M Term Loan	Swap	1.84%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022		25,000	(862)	25,000	(207)
$150M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022		25,000	(861)	25,000	(204)
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023		57,250	(1,755)	58,000	13
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.25%	3/1/2017	1/3/2022		51,000	(1,059)	51,000	(266)
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022		45,000	(934)	45,000	(248)
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022		45,000	(943)	45,000	(235)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022		40,000	(1,367)	40,000	(403)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022		40,000	(1,368)	40,000	(405)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022		25,000	(857)	25,000	(256)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022		20,000	(684)	20,000	(202)
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023		24,000	(1,432)	24,000	(894)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023		41,000	(2,529)	41,000	(1,638)
							$688,250	$(17,980)	$689,000	$(4,954)
(1) In October 2020, in connection with the repayment of the outstanding balance on the $175 million Corporate Credit Facility Term Loan, the Company terminated the associated interest rate swaps. As a result, the Company incurred a termination settlement payment of $0.7 million. The accumulated other comprehensive loss will be recognized into earnings in the fourth quarter of 2020.

The table below details the location in the condensed consolidated financial statements of the loss recognized on derivative financial instruments designated as cash flow hedges for the three and nine months ended September 30, 2020 and 2019 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive (Loss) Income:
Gain (loss) recognized in other comprehensive income (loss)	Unrealized gain (loss) on interest rate derivative instruments	$264	$(2,168)	$(18,535)	$(16,703)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss)	$2,840	$(802)	$5,511	$(3,403)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$17,006	$12,293	$43,601	$37,260
The Company expects approximately $10.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
7. Fair Value Measurements
The Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:
•Level 1 - Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access.

•Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company has estimated the fair value of its financial and nonfinancial instruments using widely accepted valuation techniques and available market information. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

For assets and liabilities measured at fair value on a recurring and nonrecurring basis, quantitative disclosure of their fair values are included in the condensed consolidated balance sheets as of as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurement Date
	September 30, 2020		December 31, 2019
Location on Condensed Consolidated Balance Sheets/Description of instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swap assets(1)	$—	$—	$13	$—
Liabilities
Interest rate swap liabilities(1)	$(17,980)	$—	$(4,967)	$—
Nonrecurring measurements
Net investment properties
Renaissance Austin Hotel	$68,950	$—	$—	$—
Intangible assets, net of accumulated amortization
Goodwill	$—	$—	$—	$14,035
(1)Interest rate swap fair values are netted as applicable per the terms of the respective master netting agreements.
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
Non-Recurring Measurements
Investment Properties
On September 30, 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for a sale price of $70 million. In October 2020, the respective buyer terminated the agreement but subsequently reinstated the agreement on October 21, 2020, which included the funding of an at-risk deposit. In accordance with the Company's impairment policy, management estimated the undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of September 30, 2020. Management determined the impairment loss as the excess of carrying value over the estimated fair value. As a result, for the three and nine months ended September 30, 2020, the Company recorded an impairment loss of approximately $8.9 million, which is included in impairment and other losses on the accompanying condensed consolidated statement of operations and comprehensive loss (income) for the periods then ended. The sale is expected to close in the fourth quarter of 2020.
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
Goodwill
Our goodwill balance and related activity as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

	September 30, 2020	December 31, 2019
Goodwill	$34,352	$34,352
Cumulative Goodwill Impairment Losses	(29,502)	(9,400)
Carrying Value of Goodwill	$4,850	$24,952
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
At June 30, 2020, the Company identified additional goodwill impairment related to Bohemian Hotel Savannah Riverfront, Autograph Collection, attributed to the ongoing effect of the pandemic coupled with changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotel in 2012, both of which are expected to reduce the future projected operating income. As a result, the Company impaired the remaining $3.7 million goodwill of related to this hotel. The goodwill impairment charges for nine months ended September 30, 2020 totaled $20.1 million, which is included in impairment and other losses on the Company’s condensed consolidated statement of operations and comprehensive loss for the period then ended.
Management believes that we used reasonable estimates and judgments in our fair value determination at September 30, 2020. However, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. We currently expect that the recovery in lodging, particularly with respect to group business, will lag behind the recovery of other industries and factors such as public health, availability of a COVID-19 vaccine and therapeutics, and the geopolitical environment may impact the timing and pace of such recovery. Changes in facts and circumstances as they arise may result in an additional impairment and other losses in the future.
During our annual goodwill impairment testing for the year ended December 31, 2019, we completed a single-step analysis to identify and measure a goodwill impairment related to Bohemian Hotel Savannah Riverfront, Autograph Collection. Management determined the fair value of the hotel and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, terminal capitalization rate, and the applied discount rate. The goodwill impairment was attributed to changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotel in 2012. Based on the fair value determined by management, the Company recorded a goodwill impairment charge of $9.4 million, which was included in impairment and other losses on the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2019.

Financial Instruments Not Measured at Fair Value
We did not elect the fair value measurement option for our financial assets and liabilities. The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$1,051,630	$1,027,041	$1,139,017	$1,160,588
Senior Secured Notes	300,000	$303,410	—	—
Revolving Credit Facility	306,200	303,270	160,000	160,886
Total	$1,657,830	$1,633,721	$1,299,017	$1,321,474
The Company estimated the fair value of its total debt, net of discounts, using a weighted average effective interest rate of 3.05% and 3.15% per annum as of September 30, 2020 and December 31, 2019, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy, with the exception of the Senior Secured Notes classified as a Level 1.
8. Income Taxes
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into U.S. law on March 27, 2020 and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The Company is currently evaluating the programs and tax benefits that may apply to its operations including the corporate net operating loss carryback, increases in the interest expense limitation, employee retention credit, and deferrals of both employer payroll taxes and corporate estimated taxes.
The Company estimated the TRS income tax benefit for the three and nine months ended September 30, 2020 using an estimated federal and state combined effective tax rate of 19.37% and recognized an income tax benefit of $6.4 million and $16.8 million, respectively. The income tax benefit during the three and nine months ended September 30, 2020 was primarily attributed to the net operating loss carryback opportunity allowed for under the CARES Act. The Company expects $19.8 million in tax refunds related to the carryback of net operating losses generated in 2020 by the TRS. The estimated tax refund is anticipated to be received in 2021.
During the three and nine months ended September 30, 2020, our third-party managers received employee retention credits totaling approximately $2.0 million. The Company expects to receive additional credits in the fourth quarter of 2020.
The Company estimated the TRS income tax benefit and income tax expense for the three and nine months ended September 30, 2019, respectively, using an estimated federal and state combined effective tax rate of 31.41% and recognized an income tax benefit of $2.4 million and income tax expense of $9.8 million, respectively.
9. Stockholders' Equity
Common Stock
The Company has an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company had $62.6 million available for sale under the ATM Agreement.

The Company’s Board of Directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $175 million of the Company’s outstanding Common Stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. No shares were purchased as part of the Repurchase Program during the three months ended September 30, 2020. During the nine months ended September 30, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the three and nine months ended September 30, 2019. As of September 30, 2020, the Company had approximately $94.7 million remaining under its share repurchase authorization. The Company does not anticipate utilizing the share repurchase program during the remainder of 2020.
Distributions
The Company declared the following dividend during the nine months ended September 30, 2020:

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
As of September 30, 2020, the Operating Partnership had 2,816,392 LTIP Units outstanding, representing a 2.4% partnership interest held by the limited partners. Of the 2,816,392 LTIP Units outstanding at September 30, 2020, 667,290 units had vested and had yet to be redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
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
Income (loss) allocated to non-controlling interest in the Operating Partnership has been excluded from the numerator and Operating Partnership Units and LTIP Units in the Operating Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.

The following table reconciles net (loss) income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	$(52,344)	$10,315	$(187,608)	$39,791
Dividends paid on unvested share-based compensation	—	(141)	(150)	(424)
Net (loss) income available to common stockholders	$(52,344)	$10,174	$(187,758)	$39,367

Denominator:
Weighted average shares outstanding - Basic	113,730,716	112,641,568	113,407,217	112,634,174
Effect of dilutive share-based compensation(1)	—	291,384	—	284,616
Weighted average shares outstanding - Diluted	113,730,716	112,932,952	113,407,217	112,918,790

Basic and diluted earnings per share:
Net (loss) income per share available to common stockholders - basic and diluted	$(0.46)	$0.09	$(1.66)	$0.35
(1)During the three and nine months ended September 30, 2020, the Company excluded 263,383 and 260,270 anti-dilutive shares from its calculation of diluted earnings per share, respectively.
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
The following is a summary of the unvested incentive awards under the Company's 2015 Incentive Award Plan as of September 30, 2020:

	2015 Incentive Award Plan Restricted Stock Units(1)	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2019	247,108	1,683,965	1,931,073
Granted	374,498	1,662,133	2,036,631
Vested(2)	(141,553)	(328,273)	(469,826)
Expired	(43,210)	—	(43,210)
Forfeited	(3,154)	—	(3,154)
Cancelled	(87,828)	(868,723)	(956,551)
Unvested as of September 30, 2020	345,861	2,149,102	2,494,963
Weighted average fair value of unvested shares/units	$13.77	$9.90	$10.44
(1)     Includes time-based and performance-based units.

(2)     During the nine months ended September 30, 2020, 38,610 shares of common stock were withheld by the Company upon the settlement of the applicable award in order to satisfy minimum federal and state tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan, respectively.

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
For the three and nine months ended September 30, 2020 the Company recognized approximately $2.3 million and $7.9 million, respectively, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its current and former executive officers and other members of management. In addition, during the nine months ended September 30, 2020 we recognized $0.7 million of share-based compensation expense related to the LTIP units that were provided to the Company's Board of Directors and for the three and nine months ended September 30, 2020 we capitalized approximately $0.2 million and $0.8 million, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. Share-based compensation expense during the nine months ended September 30, 2020 included $1.9 million of accelerated share-based compensation for reductions in corporate personnel as a result of COVID-19. As of September 30, 2020, there was $12.9 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.9 additional years.
For the three and nine months ended September 30, 2019, the Company recognized approximately $2.3 million and $6.5 million, respectively, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the nine months ended September 30, 2019 we recognized $0.6 million of share-based compensation expense related to the LTIP units that were provided to the Company's Board of Directors and for the three and nine months ended we capitalized approximately $0.1 million and $0.4 million, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company.

12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases.
The following is a summary of the Company's leases as of and for the nine months ended September 30, 2020 (dollar amounts in thousands):

September 30, 2020
Weighted average remaining lease term, including reasonably certain extension options(1)	29 years
Weighted average discount rate	5.95%

ROU asset(2)	$45,445
Lease liability(3)	$26,620

Operating lease rent expense	$1,717
Variable lease costs	5,092
Total rent and variable lease costs	$6,809
(1)The weighted average remaining lease term including all available extension options is approximately 61 years.
(2)The ROU asset is included in other assets on the accompanying condensed consolidated balance sheet as of September 30, 2020.
(3)The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2020.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of September 30, 2020 (in thousands):

Year Ending December 31, 2020
2020 (excluding the nine months ended September 30, 2020)	$603
2021	2,417
2022	2,431
2023	2,445
2024	2,460
Thereafter	49,862
Total undiscounted lease payments	$60,218
Less imputed interest	(33,598)
Lease liability(1)	$26,620
(1)The lease liability is included in other liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2020.
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
For the three and nine months ended September 30, 2020, the Company incurred management and franchise expenses of $2.0 million and $9.2 million, respectively, and for the three and nine months ended September 30, 2019 incurred expense of $10.6 million and $35.1 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive (loss) income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2020 and December 31, 2019, the Company had a balance of $38.3 million and $70.8 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. As noted above, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of September 30, 2020, the Company had used $12.1 million of the furniture, fixture and equipment replacement reserves for working capital purposes, which is subject to replenishment requirements.
Renovation and Construction Commitments
As of September 30, 2020, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at September 30, 2020 totaled $8.5 million.
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
13. Subsequent Events
In August 2020, the Company entered into an agreement to sell the 221-room Residence Inn Boston Cambridge in Cambridge, Massachusetts for a sale price of $107.5 million. The sale closed on October 1, 2020 for an estimated gain of approximately $56.2 million. As part of the transaction, the buyer assumed the related mortgage loan with a principal balance of $60.3 million. Net cash proceeds from the sale, after transaction closing costs and the loan assumption by the buyer, were $46.1 million. The Company also retained the approximately $3.8 million balance in the furniture, fixtures and equipment replacement reserves.
Also in August 2020, the Company entered into an agreement to sell the 275-room Marriott Napa Valley Hotel & Spa in Napa, California for a sale price of approximately $100.1 million. The sale closed on October 22, 2020 for a gain of approximately $38.2 million. Net cash proceeds from the sale, after transaction closing costs, were approximately $99.0 million. The Company also retained the approximately $1.5 million balance in the furniture, fixtures and equipment replacement reserves.
On September 30, 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for a sale price of $70 million. In October 2020, the respective buyer terminated the agreement but subsequently reinstated the agreement on October 21, 2020, which included the funding of an at-risk deposit. As a result, the Company recorded an impairment loss of approximately $8.9 million as of September 30, 2020, which is included in impairment and other losses on the accompanying condensed consolidated statement of operations and comprehensive loss for the period then ended. The sale is subject to customary closing conditions and is expected to close in the fourth quarter of 2020.
In October 2020, the Operating Partnership completed a $200 million add-on offering of the 6.375% Senior Secured Notes due in 2025 at a price equal to 100.25% of face value (the "Additional Notes"). Net proceeds, along with cash on hand, were used to repay the remaining balance on the two Corporate Credit Facility Term Loans maturing in 2022 and the mortgage loan collateralized by Marriott Dallas Downtown. In connection with the completion of the Additional Notes in October 2020, the Company further amended the Revolving Credit Facility and its remaining two Corporate Credit Facilities Term Loans, which is further described in Note 5.
Also in October 2020, the Company entered into an agreement to sell the 245-room Hotel Commonwealth, in Boston, Massachusetts for a sale price of $113 million. The buyer has funded an at-risk deposit. The sale is subject to customary closing conditions and is expected to close in the fourth quarter of 2020 for an estimated loss of approximately $2.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, anticipated timing to close a pending transaction, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, the timing of hotel re-openings, the level of expenses incurred in connection with hotel re-openings, capital expenditures and the timing of renovations, status of transactions and escrow deposits, and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the factors set forth in our Current Report on Form 8-K filed with the SEC on March 31, 2020, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel and implementation of social distancing requirements; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic; the pace of recovery following the COVID-19 pandemic or any future resurgence; COVID-19 may cause us to incur additional expenses. For example, depending on the length of furloughs for employees at our hotels, we may be required to make severance payments to some of the hotels furloughed employees; our ability to successfully negotiate amendments and covenant waivers under our indebtedness; our ability to comply with covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in Top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of September 30, 2020, we owned 39 hotels, comprising 11,245 rooms, across 16 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, and Hilton, as well as leading independent management companies.
Impact of COVID-19 on our Business
In January 2020, confirmed cases of novel coronavirus and related respiratory disease (“COVID-19”) started appearing in the United States. By March 11, 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement multi-step policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry are unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. As of March 31, 2020, 24 of the Company’s 39 hotels and resorts had temporarily suspended operations with seven additional hotels temporarily suspending operations in April. The Company’s remaining eight properties continued operating at levels which reflected the significantly reduced demand levels. Between May and June 2020, the Company recommenced operations at 18 of its hotels and resorts. In the third quarter of 2020, the Company recommenced operations at 11 additional hotels. As a result, as of September 30, 2020, 37 of the Company's 39 hotels and resorts were open and operating. One additional hotel recommenced operations and two hotels were sold in October 2020. Currently, Hyatt Regency Portland at the Oregon Convention Center is the Company's only hotel with suspended operations.
Leisure demand gradually improved during the third quarter of 2020, which resulted in 13 of our hotels and resorts achieving positive Hotel EBITDA. However, business transient and group demand has been limited and continues to lag in recovery consistent with trends throughout the U.S. lodging industry. The vast majority of our hotel portfolio's group business for the third quarter was canceled, and the Company does not expect that this business will be rebooked in the future. This led to total portfolio occupancy of 23.4% and 27.4%, for the three and nine months ended September 30, 2020. In addition, a majority of group business for the fourth quarter of 2020 has already been, or is expected to be canceled, consistent with trends in the third quarter. We have also experienced ongoing cancellations and marginal new booking activity into the first quarter of 2021.
Our portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which have resumed operations in accordance with state and local ordinances. However, these ancillary revenue streams could be impacted again in the future in order to comply with state and local ordinances, restrictions and safety measures and/or to accommodate reduced levels of demand. We currently expect that the recovery in lodging, particularly with respect to group business, will be gradual, and likely choppy, and may lag behind the recovery of other industries. Factors such as public health, availability of a COVID-19 vaccine and therapeutics, and the geopolitical environment may impact the timing and pace of such recovery. As a result, our revenues have declined significantly during 2020 compared to 2019. We expect the recovery to historical levels will take several years. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. Additionally, we expect the effects of the pandemic could materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as to cause us to scale back or delay planned renovations and other projects. We also cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic or if a resurgence occurs, the greater the material adverse impact on our business, operating margins, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to equity and credit markets and our ability to service our indebtedness.
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
Our Revenues and Expenses
Our revenue is primarily derived from hotel operations, including rooms revenue, food and beverage revenue and other revenue, which consists of spa, parking, resort fees, other guest services and tenant leases, among other items.
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
Results of Operations
Lodging Industry Overview
The impact of COVID-19 on the global and U.S. economy and the travel industry in particular has been unprecedented, causing a severe impact to our operations beginning late in the first quarter of 2020 and continuing into the third quarter of 2020. The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which decreased at an annual rate of approximately 5.0%, 31.4% and grew 33.1% during the first, second and third quarters of 2020, respectively, according to the U.S. Department of Commerce, which was a substantial slowdown in comparison to an annual growth rate of approximately 3.2%, 2.1% and 1.9% during the first, second and third quarters of 2019, respectively. The decline in GDP during the nine months ended September 30, 2020 was primarily attributed to the impact of the COVID-19 pandemic. However, GDP began to recover in the third quarter, which was attributed to contributions from consumer spending, private inventory investment, exports, nonresidential fixed investment, and residential fixed investment. This was partially offset by federal, state and local government spending and imports. In addition, during the third quarter of 2020 the unemployment rate continued to decrease from 11.1% in June 2020 to 7.9% in September 2020.
In addition to these macroeconomic factors, the U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries due to the general sentiment towards business and leisure travel and has not experienced a full recovery to historical levels. Demand declined 34.4% and 36.3% during the three and nine months ended September 30, 2020, respectively. New hotel supply also declined by 3.4% and 4.0% during the three and nine months ended September 30, 2020, respectively. The significant reduction in demand has led to unprecedented declines in industry RevPAR of 48.5% for the three months ended September 30, 2020 compared to 2019, which was driven by a decline in occupancy of 32.2% coupled with a 24.1% decline in ADR. For the nine months ended September 30, 2020 compared to 2019, RevPAR declined 46.6%, which was driven by a decline in occupancy of 33.6% coupled with a 19.5% decline in ADR. All U.S. data for the three and nine months ended September 30, 2020 are per industry reports.
Impact of COVID-19 on Our Business
Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on lodging, with the full extent of the impact generally determined by the length of time the event influences travel decisions. While the full extent of the economic impact due to the COVID-19 pandemic remains highly uncertain, we expect that our business operations and results of operations, including our revenues, earnings and cash flows, will be materially and adversely impacted for the balance of 2020 and into 2021, or longer, and that such negative impact may continue well beyond the containment of the pandemic, the discovery of successful therapeutics or a vaccine, or as a result of resurgence. Our focus has been on the well-being and safety of our guests, our employees, and our third-party managers’ employees at our properties, as well as the financial strength of our company. The following are recent developments and our response to the COVID-19 pandemic and its effect on our operations:
•The vast majority of our hotel portfolio's group business for the third quarter of 2020 was canceled and both business transient and leisure demand has declined significantly compared to 2019, consistent with trends throughout the U.S. lodging industry. In the third quarter of 2020, we recommenced operations at an additional 11 hotels and resorts, which led to 37 of our 39 hotels being open as of September 30, 2020. As a result of our hotels and resorts being temporarily closed for a portion of 2020 coupled with significantly reduced levels of demand due to the ongoing effects of the COVID-19 pandemic, our total revenues declined significantly for the three and nine months ended September 30, 2020 compared to 2019. Generally, hotel occupancy and RevPAR have continued to improve, albeit at a slow pace, for our open hotels and those that have recently recommenced operations. We have continued to see cancellations for a majority of our group business through the remainder of 2020 and into early 2021. With the uncertainty surrounding rising COVID-19 cases, general sentiment towards travel and short booking windows, as well as the likelihood of strict corporate travel policies, both business and leisure demand continue to be extremely difficult to predict throughout the portfolio. We have seen evidence from hotels and resorts in our portfolio, that leisure demand has been the first segment to improve, with a lag in corporate transient and particularly group business based on the anticipated ongoing safety measures for large social gatherings, and limitations on corporate travel. As a result, recovery is dependent on factors such as public health, availability of a COVID-19 vaccine and therapeutics, and the geopolitical environment, all of which may impact the timing and pace of such recovery. However, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases.

•The health and wellbeing of our guests, our employees and our third-party managers' employees continues to be a top priority. We worked with our third-party managers to evaluate the best strategy and approach for reopening each of our properties based on the hotel or resort's ability to implement necessary safety precautions and cleanliness standards, anticipated demand and other considerations. We continue to closely monitor the safety measures being implemented by our third-party managers, which include use of personal protective equipment by hotel employees and guests, implementing social distancing practices, enhanced cleaning of guest rooms and public spaces, mobile check-in and keys, reduction of services and amenities, including the removal of mini bars, buffets, room service and reduced seating in restaurants to maintain social distancing measures. Upon recommencement of operations at our hotels and resorts, we have incurred startup expenses, as well increased expenses related to enhanced safety and cleanliness measures, and we expect to continue to incur such expenses.

•Our third-party managers have continued to monitor and manage hotel operating expenses, primarily by adjusting staffing and service levels in response to the significant reduction in demand. As a result, a substantial number of the employees of our third-party managers have been furloughed or permanently laid off. We incurred approximately $2.0 million in future benefits expenses for furloughed employees of our third-party managers during the three months ended September 30, 2020, which is expected to be paid in the fourth quarter of 2020. In addition, during the three and nine months ended September 30, 2020, the Company incurred $3.0 million and $3.1 million, respectively, of severance for the employees of our third-party managers, which has been paid or is expected to be paid in the fourth quarter of 2020. We may have additional severance costs in the near term, which is dependent on the level of business at our properties.

•We made a series of amendments to our Corporate Credit Facility Term Loans and Revolving Credit Facility. The June 2020 amendments waived the event of default caused by our noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020, suspended the testing of the leverage ratio covenant, the fixed charge ratio covenant and the unsecured interest ratio covenants, through and including the fiscal quarter ending March 31, 2021, and provided for the gradual return to pre-amendment covenant levels by mid-2022. The June 2020 amendments also extended the maturity date for the $175 million Corporate Credit Facility Term Loan from February 2021 to February 2022, allowed the Company to maintain cash liquidity with no required immediate paydown on the Revolving Credit Facility, and provided the Company the ability to complete its 2020 capital expenditure projects and the flexibility to utilize capital in 2021 for additional capital expenditure projects at the Company's discretion. However, the June 2020 amendments imposed certain additional restrictions and covenants through at least the second quarter of 2021 relating to dividends, share repurchases, the incurrence of additional debt or liens, acquisitions, capital expenditures, the addition of a minimum liquidity requirement, certain mandatory prepayment requirements, and equity pledges from subsidiaries that own certain of the assets in the unencumbered borrowing base, as well as restrictions on the use of proceeds from asset sales, new borrowings and equity capital raised, among other things. In October 2020, we further amended our Corporate Credit Facility Term Loans and Revolving Credit Facility, which increased the commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024, which represents a two-year extension of the maturity date, extended the waiver period for the testing of the financial covenants through year end 2021, extended the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023, modified the application of mandatory prepayments that require the Company, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to apply 50% of net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its Revolving Credit Facility, with the balance of the proceeds retained by the Company, and extended the minimum liquidity covenant through the second quarter of 2022. See further discussion in "Liquidity and Capital Resources".

•In addition, we completed loan amendments for all eight of our secured mortgage loans. The terms of the amendments vary by lender, and include items such as the deferral of monthly interest and/or amortization payments for three to nine months, temporary elimination of requirements to make furniture, fixture and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixture and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods.
•In August 2020, we issued $300 million of 6.375% Senior Secured Notes due in 2025 at a price equal to 100% of face value (the "Notes"). We primarily utilized net proceeds from the Notes to repay a portion of our Revolving Credit Facility and a portion of our two Corporate Credit Facility Term Loans maturing in 2022. In October 2020, we completed a $200 million add-on offering of the Notes under the existing indenture at a price equal to 100.25% of face value (the "Additional Notes"). The Additional Notes have identical terms (other than issue date and offering price) as the Notes. The net proceeds from the Additional Notes, along with cash on hand, were used to repay the remaining balance of our two corporate credit facility term loans maturing in 2022 and the mortgage loan collateralized by Marriott Dallas Downtown.
•We reduced our corporate full-year cash general and administrative expense by over 20%, or approximately $5.0 million, excluding the impact of non-recurring restructuring costs, primarily resulting from lower incentive compensation, as well as a reduction in other costs. In addition, we reduced our corporate personnel by over 20% and management will continue to evaluate expense reductions as appropriate. In connection with these corporate personnel reductions, we incurred $1.9 million of non-recurring accelerated share-based compensation expense and $1.8 million of non-recurring severance costs during the nine months ended September 30, 2020.
•We suspended our quarterly dividend through the balance of the 2020 unless it is determined an additional dividend is required to maintain our REIT status.
•We reviewed our capital expenditure program for 2020 and canceled or deferred approximately $50 million of capital expenditures, representing a 40% reduction. Our current estimate for full-year capital expenditures is approximately $70 million. This estimate primarily reflects projects that were in progress during the first quarter of 2020. Most of these expenditures relate to the transformative renovation of Park Hyatt Aviara Resort, Golf Club & Spa, the guestroom renovation at Marriott Woodlands Waterway Hotel & Convention Center and the renovation of the existing meeting space at Hyatt Regency Grand Cypress. Each of these projects was adjusted, in terms of timing or scope, to reduce 2020 capital outlays.

•The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into U.S. law on March 27, 2020 and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. We are evaluating the programs and tax benefits that may apply to our operations including the corporate net operating loss carryback, increases in the interest expense limitation, employee retention credits, and deferrals of both employer payroll taxes and corporate estimated taxes. Although we bear the expense for the wages and benefits of our third-party managers' employees at our hotels, we understand our third-party managers are reviewing the opportunity to file for the employee retention credit to partially offset the costs for its furloughed hotel employees under the CARES Act. During the three and nine months ended September 30, 2020 we have received employee retention credits totaling approximately $2.0 million and expect to receive additional credits in the fourth quarter of 2020. We also expect $19.8 million in tax refunds related to the carryback of net operating losses generated in 2020 by the TRS. The estimated tax refund is anticipated to be received in 2021.
Third Quarter 2020 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, decreased 75.8% to $39.71 and 67.4% to $56.00 for the three and nine months ended September 30, 2020, respectively, compared to $164.25 and $171.85 for the three and nine months ended September 30, 2019, respectively. The decrease in our total portfolio RevPAR for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was driven by the significant ongoing impact of the COVID-19 pandemic.
Net income decreased 602.4% for the three months ended September 30, 2020 compared to 2019, which was primarily attributed to a reduction in operating income of $81 million for our 39-hotels as a result of the COVID-19 pandemic, which includes a $3.7 million operating loss attributed to Hyatt Regency Portland at the Oregon Convention Center that was acquired and opened for business in December 2019, an impairment loss of $8.9 million, and a $4.7 million increase in interest expense. These decreases were offset by a $4.0 million increase in the income tax benefit for the three months ended September 30, 2020 compared to 2019 and the recognition of $26.7 million of deposits for terminated transactions.
Net income decreased 567.1% for the nine months ended September 30, 2020 compared to 2019, which was primarily attributed to a reduction in operating income of $263 million for our 39-hotels as a result of the COVID-19 pandemic, which includes an $11.0 million operating loss attributed to Hyatt Regency Portland at the Oregon Convention Center that was acquired and opened for business in December 2019, in addition to impairment charges of $29.0 million attributable to the write-off of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection and an impairment loss related to Renaissance Austin Hotel, compared to an impairment loss of $14.8 million in 2019, a $1.7 million increase in general and administrative expenses primarily attributed to accelerated share based compensation expense, severance costs related to the reduction in our corporate personnel, legal fees related to the loan amendments, net of a reduction in corporate payroll costs, and a $6.3 million increase in interest expense. These decreases were offset by a $16.8 million income tax benefit for the nine months ended September 30, 2020 compared to income tax expense of $9.8 million for the same period 2019 and the recognition of $28.8 million of deposits for terminated transactions.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2020 decreased 133.8% and 118.1%, respectively, and 157.3% and 135.8%, respectively, for the three and nine months ended September 30, 2020 compared to 2019, which was attributable to the impact of the COVID-19 pandemic on the Company's results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and nine months ended September 30, 2020 and 2019:

				Nine Months Ended September 30,
				2020	2019	Change
Number of properties at September 30				39	40	(1)

Number of rooms at January 1				11,245	11,165	80
Rooms added to portfolio upon completion of property improvements(1)				—	2	(2)
Number of rooms at September 30				11,245	11,167	78

Number of hotels open at September 30				37	40	(3)
Number of rooms in hotels open at September 30				10,176	11,167	(991)

Number of hotels with temporarily suspended operations at September 30				2	—	2
Number of rooms in hotels with temporarily suspended operations at September 30				1,069	—	1,069

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Total Portfolio Statistics:
Occupancy (2)	23.4%	76.8%	(5,340) bps	27.4%	77.3%	(4,986) bps
ADR (2)	$169.76	$213.94	(20.7)%	$204.19	$222.45	(8.2)%
RevPAR (2)	$39.71	$164.25	(75.8)%	$56.00	$171.85	(67.4)%
(1)    During the nine months ended September 30, 2019, we added two newly created rooms at Marriott Woodlands Waterway Hotel & Convention Center.
(2)    For hotels acquired during the applicable period, operating statistics are included starting on the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of respective disposition. During the three and nine months ended September 30, 2019 includes hotels that had suspended operations for a portion of or all of the periods presented.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Decrease	% Change	2020	2019	Decrease	% Change
Revenues:
Rooms revenues	$41,081	$168,744	$(127,663)	(75.7)%	$172,550	$523,912	$(351,362)	(67.1)%
Food and beverage revenues	11,762	79,825	(68,063)	(85.3)%	87,587	282,685	(195,098)	(69.0)%
Other revenues	11,111	20,362	(9,251)	(45.4)%	33,992	60,306	(26,314)	(43.6)%
Total revenues	$63,954	$268,931	$(204,977)	(76.2)%	$294,129	$866,903	$(572,774)	(66.1)%
Rooms revenues
Rooms revenues decreased by $127.7 million, or 75.7%, to $41.1 million for the three months ended September 30, 2020 from $168.7 million for the three months ended September 30, 2019 due to the impact of COVID-19. In addition, rooms revenue decreased by $5.9 million attributed to the sale in December 2019 of the Marriott Chicago at Medical District/UIC and Marriott Griffin Gate Resort & Spa (collectively, "the two hotels sold in December 2019").
Rooms revenues decreased by $351.4 million, or 67.1%, to $172.6 million for the nine months ended September 30, 2020 from $523.9 million for the nine months ended September 30, 2019 due to the impact of COVID-19. In addition, rooms revenue decreased by $15.9 million attributed to the two hotels sold in December 2019. These decreases were partially offset by an increase of $2.0 million contributed by Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019, prior to temporarily suspending its operations in March 2020 due to COVID-19.
Food and beverage revenues
Food and beverage revenues decreased by $68.1 million, or 85.3%, to $11.8 million for the three months ended September 30, 2020 from $79.8 million for the three months ended September 30, 2019 primarily due to the impact of COVID-19. In addition, food and beverage revenues decreased by $2.8 million attributed to the two hotels sold in December 2019.
Food and beverage revenues decreased by $195.1 million, or 69.0%, to $87.6 million for the nine months ended September 30, 2020 from $282.7 million for the nine months ended September 30, 2019 primarily due to the impact of COVID-19. In addition, food and beverage revenues decreased by $7.7 million attributed to the two hotels sold in December 2019. These decreases were partially offset by an increase of $1.1 million contributed by Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019, prior to temporarily suspending its operations in March 2020 due to COVID-19.
Other revenues
Other revenues decreased by $9.3 million, or 45.4%, to $11.1 million for the three months ended September 30, 2020 from $20.4 million for the three months ended September 30, 2019 primarily due to the impact of COVID-19. However, this was partially offset by revenue from cancellations and attrition, which increased $0.6 million for the three months ended September 30, 2020 compared to 2019 mostly attributed to the impact of COVID-19. In addition, other revenues decreased by $1.3 million attributed to the two hotels sold in December 2019.
Other revenues decreased by $26.3 million, or 43.6%, to $34.0 million for the nine months ended September 30, 2020 from $60.3 million for the nine months ended September 30, 2019 primarily due to the impact of COVID-19. However, this was partially offset by revenue from cancellations and attrition, which increased $3.2 million for the nine months ended September 30, 2020 compared to 2019 mostly attributed to the impact of COVID-19. In addition, other revenues decreased by $3.3 million attributed to the two hotels sold in December 2019.
During 2020, as a result of the impact of the COVID-19 pandemic, the Company has provided limited short-term rent deferrals and/or abatements in certain cases and may continue to do so as the recovery continues. A number of our space lease tenants have defaulted on their rent obligations and others may also default in the future. There is no certainty as to when, or if, these tenants will start paying rent again in the future. For leases in which collectability of rent is a concern, the Company records rental income only when cash is received.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Decrease	% Change	2020	2019	Decrease	% Change
Hotel operating expenses:
Rooms expenses	$14,267	$40,782	$(26,515)	(65.0)%	$56,458	$123,102	$(66,644)	(54.1)%
Food and beverage expenses	14,730	57,356	(42,626)	(74.3)%	75,451	184,151	(108,700)	(59.0)%
Other direct expenses	2,863	7,576	(4,713)	(62.2)%	9,763	22,594	(12,831)	(56.8)%
Other indirect expenses	33,490	70,874	(37,384)	(52.7)%	130,297	215,103	(84,806)	(39.4)%
Management and franchise fees	2,043	10,592	(8,549)	(80.7)%	9,212	35,103	(25,891)	(73.8)%
Total hotel operating expenses	$67,393	$187,180	$(119,787)	(64.0)%	$281,181	$580,053	$(298,872)	(51.5)%

Total hotel operating expenses
Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the services and amenities provided to guests.
Total hotel operating expenses decreased $119.8 million, or 64.0%, to $67.4 million for the three months ended September 30, 2020 from $187.2 million for the three months ended September 30, 2019 primarily due to our hotels temporarily suspending operations due to the impact of COVID-19 during a portion of the quarter coupled with a reduction in demand upon recommencement of operations. In addition, during the three months ended September 30, 2020, hotel operating expenses decreased by $7.4 million attributed to the two hotels sold in December 2019. However, during the three months ended September 30, 2020, the Company incurred severance expenses related to our third-party managers' employees at our hotels of approximately $3.0 million, which has been paid or is expected to be paid in the fourth quarter of 2020, and incurred approximately $2.0 million in future benefits expenses for furloughed employees of our third-party managers, which is expected to be paid in the fourth quarter of 2020. In addition, we incurred $1.0 million of expenses contributed by Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019. These additional costs were partially offset by employee retention credits received under the CARES Act, which were approximately $2.0 million for the three months ended September 30, 2020.
Total hotel operating expenses decreased $298.9 million, or 51.5%, to $281.2 million for the nine months ended September 30, 2020 from $580.1 million for the nine months ended September 30, 2019, primarily due to our hotels temporarily suspending operations for a portion of 2020 due to the impact of COVID-19. In addition, during the nine months ended September 30, 2020, hotel operating expenses decreased by $19.9 million attributed to the two hotels sold in December 2019. During the nine months ended September 30, 2020, the Company incurred severance expenses related to our third-party managers' employees at our hotels of approximately $3.1 million, which has been paid or is expected to be paid in the fourth quarter of 2020, however this was partially offset by employee retention credits received under the CARES Act, which were approximately $2.0 million. In addition, we incurred $6.5 million of expenses contributed by Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Decrease	% Change	2020	2019	Increase / (Decrease)	% Change
Depreciation and amortization	$37,307	$39,072	$(1,765)	(4.5)%	$111,660	$118,760	$(7,100)	(6.0)%
Real estate taxes, personal property taxes and insurance	13,028	13,331	(303)	(2.3)%	39,800	38,968	832	2.1%
Ground lease expense	478	1,071	(593)	(55.4)%	1,604	3,319	(1,715)	(51.7)%
General and administrative expenses	6,676	7,351	(675)	(9.2)%	24,656	22,973	1,683	7.3%
Gain on business interruption insurance	—	—	—	—%	—	(823)	823	(100.0)%
Acquisition, terminated transaction and pre-opening expenses	146	662	(516)	(77.9)%	994	947	47	5.0%
Impairment and other losses	8,942	—	8,942	—	29,044	14,771	14,273	96.6
Total corporate and other expenses	$66,577	$61,487	$5,090	8.3%	$207,758	$198,915	$8,843	4.4%

Depreciation and amortization
Depreciation and amortization expense decreased $1.8 million, or 4.5%, and $7.1 million, or 6.0%, to $37.3 million and $111.7 million for the three and nine months ended September 30, 2020, respectively, from $39.1 million and $118.8 million for the three and nine months ended September 30, 2019, respectively. The decrease was attributed to a reduction in depreciation expense related to the two hotels sold in December 2019 and due to the timing of fully depreciated assets during the comparable periods. These decreases were offset by increases contributed from the net $58.2 million of capital expenditures during the nine months ended September 30, 2020 and the $93 million of capital expenditures during the year ended December 31, 2019 along with contributions from Hyatt Regency Portland at the Oregon Convention Center that was acquired in December 2019.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $0.3 million, or 2.3%, and increased $0.8 million, or 2.1%, to $13.0 million and $39.8 million for the three and nine months ended September 30, 2020, respectively, from $13.3 million and $39.0 million for the three and nine months ended September 30, 2019, respectively. The decrease for the three months ended September 30, 2020 compared to 2019 was primarily attributed to a 2.7% decrease in real estate taxes and a 61.4% decrease in general liability insurance, which was offset by an 42.1% increase in property and casualty insurance four our 38-comparable properties. The increase for the nine months ended September 30, 2020 compared to 2019 was primarily attributed to annual increases in property and casualty insurance and real estate taxes for our 38-comparable properties, which increased at a rate of approximately 40.0% and 1.2%, respectively, and contributions from Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019. These increases were offset by a decrease in general liability, personal property taxes, and a reduction in expenses attributed to the two hotels sold in 2019.
Ground lease expense
Ground lease expense decreased $0.6 million, or 55.4%, and $1.7 million, or 51.7%, to $0.5 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, from $1.1 million and $3.3 million for the three and nine months ended September 30, 2019, respectively, which was attributable to a reduction in percentage rent on our ground leases as a result of certain of our hotels and resorts temporarily suspending operations and reduced demand due to the COVID-19 pandemic.
General and administrative expenses
General and administrative expenses decreased $0.7 million, or 9.2%, and increased $1.7 million, or 7.3%, to $6.7 million and $24.7 million for the three and nine months ended September 30, 2020, respectively, from $7.4 million and $23.0 million for the three and nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company incurred $1.9 million of accelerated amortization of share-based compensation expense and $1.8 million of other non-recurring expenses for severance related costs related to the restructuring of our corporate office. In addition, the Company incurred a non-recurring non-cash expense attributed to the write-off of capitalized costs that expired upon the Company filing its new shelf registration statement in August 2020.
Gain on business interruption insurance
Gain on business interruption insurance was $0.8 million for the nine months ended September 30, 2019, which was attributed to insurance proceeds related to business lost at Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma. Of the $0.8 million recognized in 2019, $0.7 million of the proceeds related to lost income in the 2018, with the remaining $0.1 million attributable to lost income from the first quarter of 2019.
Acquisition, terminated transaction and pre-opening expenses
Acquisition, terminated transaction and pre-opening expenses decreased to $0.1 million and increased to $1.0 million for the three and nine months ended September 30, 2020, respectively, from $0.7 million and $0.9 million for the three and nine months ended September 30, 2019, respectively. The difference between 2020 and 2019 was primarily related to non-recurring charges associated with terminated transactions costs during each of the respective periods then ended.

Impairment and other losses
During the three months ended September 30, 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for a sale price of $70 million. In October 2020, the respective buyer terminated the agreement but subsequently reinstated the agreement on October 21, 2020, which included the funding of an at-risk deposit. Based on the results of our probability weighted average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of September 30, 2020. Management determined the impairment loss as the excess of carrying value over the estimated fair value. As a result, for the three and nine months ended September 30, 2020, the Company recorded an impairment loss of approximately $8.9 million.
During the nine months ended September 30, 2020, the Company determined the carrying values of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their respective fair values and therefore recorded a total impairment charge of $20.1 million. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel coupled with the addition of new supply in the Savannah, Georgia market. The fair value was estimated using a ten-year discounted cash flows approach. In addition, the Company recorded an impairment loss of $8.9 million related to Renaissance Austin Hotel.
Refer to Notes 2 and 7 in the condensed consolidated financial statements included herein for further discussion.
During the nine months ended September 30, 2019, the Company recorded an impairment charge of $14.8 million, which was attributed to Marriott Chicago at Medical District/UIC. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. The fair value was estimated after consideration of various valuation techniques, including discounted cash flows over the estimated hold period and values from market participants. Based on the fair value estimated by management, the Company recorded an impairment charge, which represented the carrying value in excess of estimated fair value. This hotel was subsequently sold in December 2019.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Increase / (Decrease)	% Change	2020	2019	Increase / (Decrease)	% Change
Non-operating income and expenses:
Other income	26,965	257	26,708	10,392.2%	29,335	540	28,795	5,332.4%
Interest expense	(17,006)	(12,293)	4,713	38.3%	(43,601)	(37,260)	6,341	17.0%
Loss on extinguishment of debt	—	—	—	—	—	(214)	(214)	(100.0)%
Income tax benefit (expense)	6,448	2,442	4,006	(164.0)%	16,849	(9,844)	26,693	271.2%
Other income
Other income increased $26.7 million, or 10,392.2%, and $28.8 million, or 5,332.4%, for the three and nine months ended September 30, 2020, respectively, from $0.3 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. The increase was attributed to recognizing $26.8 million and $28.8 million during the three and nine months ended September 30, 2020, respectively, in deposits that were released from escrow for terminated transactions during the periods then ended. Refer to Note 4 in the condensed consolidated financial statements included herein for further discussion.

Interest expense
Interest expense increased $4.7 million or 38.3%, and $6.3 million, or 17.0%, to $17.0 million and $43.6 million for the three and nine months ended September 30, 2020, respectively, from $12.3 million and $37.3 million for the three and nine months ended September 30, 2019, respectively. This was primarily due to an increase in the outstanding debt as of September 30, 2020 compared to 2019, coupled with an increase in the weighted average interest rate. Refer to Note 5 in the condensed consolidated financial statements included herein for further discussion.
Loss on extinguishment of debt
No loans were repaid during the three and nine months ended September 30, 2020. The loss on extinguishment of debt for the nine months ended September 30, 2019 was attributable to the write off of unamortized loan costs for the prepayment of one mortgage loan.
Income tax benefit (expense)
Income tax benefit increased $4.0 million, or 164.0%, and $26.7 million, or 271.2%, to $6.4 million and $16.8 million for the three and nine months ended September 30, 2020, respectively, from income tax benefit of $2.4 million and income tax expense of $9.8 million for the three and nine months ended September 30, 2019, respectively. The income tax benefit during the three and nine months ended September 30, 2020 was primarily attributed to the net operating loss carryback allowed for under the CARES Act.
Liquidity and Capital Resources
Currently we expect to meet our short-term liquidity requirements from cash on hand, use of our unencumbered asset base, asset dispositions, and proceeds from various capital market transactions, including issuances of debt and equity securities. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
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
Liquidity
As of September 30, 2020, we had $321.1 million of consolidated cash and cash equivalents and $46.3 million of restricted cash and escrows. The restricted cash as of September 30, 2020 primarily consisted of $38.3 million related to lodging furniture, fixtures and equipment replacement reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $4.5 million primarily for real estate taxes and mortgage escrows, $1.5 million for disposition escrows held back at closing, and $2.0 million in deposits made for capital projects.
As of September 30, 2020, $306.2 million was outstanding on the Revolving Credit Facility at an interest rate of 2.50%, which leaves approximately $194 million of availability. To the extent that we pay down the outstanding balance of our Revolving Credit Facility in the future, proceeds from future borrowings may in the future be used for working capital, general corporate or other purposes permitted by the Revolving Credit Agreement (subject to certain additional restrictions during the covenant waiver period).
Certain of the Company's third-party managers have temporarily suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time due to the impact of COVID-19. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of September 30, 2020, the Company had used $12.1 million of the furniture, fixture and equipment replacement reserves for working capital purposes, which is subject to replenishment requirements.
In addition, as a response to the impact of the COVID-19 pandemic, we took preemptive actions to preserve our liquidity and manage our cash flow, such as reducing our non-essential spending, revisiting our investment strategies, and reducing payroll costs, including reducing our corporate personnel by 20%. The Company has also suspended its quarterly dividend through the balance of the 2020 unless it determines an additional dividend is required to maintain its REIT status.

In the longer term, we remain committed to cash conservation and increasing total shareholder returns through the following priorities: (1) maximize revenue and profits generated by our existing properties and acquired hotels, including the continued streamlining and reduction of expenses, (2) further enhance the value of our portfolio and produce an attractive current yield, and (3) generate sustainable and predictable cash flow from our operations to distribute to our common stock and unit holders. Future determinations regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our board of directors may deem relevant.
Debt and Loan Covenants
As of September 30, 2020, our outstanding total debt was $1.7 billion and had a weighted average interest rate of 4.08%.
Mortgage Loans
During 2020, we completed loan amendments for all eight of our secured mortgage loans. The terms of the amendments vary by lender, and include items such as the deferral of monthly interest and/or amortization payments for three to nine months, temporary elimination of requirements to make furniture, fixtures and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods.
Corporate Credit Facilities
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
We also entered into amendments for each of our corporate credit facility term loans (collectively, the “Term Loan Amendments” and together with the Revolver Amendment, the “Amendments”), which amended (i) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (as amended to date, the “Wells Term Loan Agreement”); (ii) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto; (iii) the Term Loan Agreement, dated as of August 21, 2018, by and among the Borrower, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto; and (iv) the Term Loan Agreement, dated as of September 13, 2017, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto. Such Term Loan credit agreements, collectively with the Revolving Credit Agreement, are referred to herein as the “Credit Agreements”.
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

The Amendments require that any new subsidiaries of the Borrower that are unencumbered properties become guarantors of the obligations under the Credit Agreement. In addition, the obligations under the Credit Agreements are secured by a first priority security interest in the capital stock of a material portion of the Borrower’s subsidiaries (the “Pledged Entities”), which pledges remain in effect until the date after the Covenant Waiver Period on which (x) the Borrower achieves compliance with all of its financial covenants under each Credit Agreement for two consecutive fiscal quarters at pre-Amendment levels and (y) the financial covenant maintenance levels have reverted to pre-Amendment levels, unless the Pledged Entities are released prior to such date in connection with a permitted transaction.
In August 2020, in connection with the closing of the $300 million of Senior Secured Notes due in 2025, we effectuated additional amendments to each of our Corporate Credit Facility agreements. These additional amendments included permanent changes to the application of mandatory prepayments and enable us to acquire hotels by issuing equity. The amendments modified the mandatory pay down provisions of the corporate credit agreements by allowing us, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to retain 55% of net proceeds raised through various actions including debt issuances, equity issuances, and dispositions for general corporate purposes as permitted by the corporate credit agreements with the remaining 45% being use to prepay the revolving credit facility and our two term loans maturing in 2022.
On October 14, 2020, the Company further amended the Revolving Credit Facility and Corporate Credit Facilities. Key terms of the amendments include (i) increased commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024 reflecting a two year extension of the maturity date; (ii) extended the waiver period for the testing of the financial covenants through year end 2021 and extending the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023; (iii) modified the application of mandatory prepayments whereby the amendments require the Company, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to apply 50% of the net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its Revolving Credit Facility, with the balance of the proceeds retained by the Company or if the Revolving Credit Facility outstanding balance is greater than $350 million, there is no change to the application of mandatory prepayments; and (iv) extended the minimum liquidity covenant through the second quarter of 2022.
Senior Secured Notes
In August 2020, the Operating Partnership issued $300 million 6.375% Senior Secured Notes due in 2025 at a price equal to 100% of face value (the "Notes") with net proceeds primarily used to repay a portion of our Revolving Credit Facility and the two Corporate Credit Facility Term Loans maturing in 2022.
The Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries that incur or guarantee any indebtedness under the Company's corporate credit facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness (each, a “subsidiary guarantor” and together with the Company, the “guarantors”). The Notes are initially secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests (the “Collateral”) of a material portion of the Operating Partnership’s subsidiaries and any proceeds of such equity interests, which Collateral also secures obligations under the corporate credit facilities on a first priority basis. The Collateral securing the Notes will be released in full upon its release under the corporate credit facilities, after which the Notes will be unsecured, which is expected to occur prior to the maturity of the Notes if the Operating Partnership achieves compliance with certain financial covenant requirements under the corporate credit facilities.
The Notes contain customary covenants that will limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the Senior Secured Notes Indenture. In addition, the Notes Indenture will require the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
The Operating Partnership may redeem the Notes at any time prior to August 15, 2022, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole premium. The Operating Partnership may redeem the Notes at any time on or after August 15, 2022, in whole or in part, at a redemption price equal to (i) 103.188% of the principal amount thereof, should such redemption occur before August 15, 2023, (ii) 101.594% of the principal amount thereof, should such redemption occur before August 15, 2024, and (iii) 100.000% of the principal amount thereof, should such redemption occur on or after August 15, 2024, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

In addition, at any time prior to August 15, 2022, the Operating Partnership may redeem up to 40% of the original principal amount of the Notes with the net cash proceeds from certain equity offerings at a redemption price of 106.375% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the Notes remains outstanding immediately after the occurrence of such redemption. Under certain circumstances, until 120 days after the issue date, the Operating Partnership may redeem in the aggregate up to 35% of the original aggregate principal amount of the Notes with the net cash proceeds of certain support received by the Operating Partnership or any of its subsidiaries from a government authority in connection with the COVID-19 global pandemic at a redemption price of 103.188% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the Notes remain outstanding immediately after such redemption.
In October 2020, the Operating Partnership issued an additional $200 million of 6.375% Senior Secured Notes due in 2025 at a price equal to 100.25% of face value (the "Additional Notes"). Net proceeds from the Additional Notes, along with cash on hand, were used to repay the remaining balance outstanding on the Company's two terms loans due in 2022 and the $51 million mortgage loan collateralized by the Marriott Dallas Downtown. The Additional Notes were offered under an existing indenture, dated August 18, 2020, pursuant to which the Issuer previously issued $300 million in aggregate principal amount of its 6.375% senior secured notes due 2025 (the “Existing Notes”). The Additional Notes will have identical terms (other than issue date and offering price) as the Existing Notes.
In connection with the loan amendments and issuance of the Notes, during the nine months ended September 30, 2020, the Company capitalized $4.2 million of deferred financing costs for fees paid to lenders and expensed $0.5 million of legal fees, which were included in general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss for the periods then ended.
Debt Covenants
As of September 30, 2020, the Company was in compliance with all of its covenants except for the debt service coverage ratio for two of its mortgage loans. However, these did not result in an event of default but did trigger a cash sweep for these respective properties. The cash sweep allows the lender to pull excess cash generated by the property into a separate account that they control, which may be used to reduce the outstanding loan balance.
Derivatives
As of September 30, 2020, we had various interest rate swaps with an aggregate notional amount of $688.3 million. These swaps fix a portion of the variable interest rate for four of our hotel mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of three of corporate credit facility term loans. The corporate credit facility term loan spreads may vary, as they are determined by the Company's leverage ratio.
To the extent that payment terms of our loans change, it could impact our ability to apply hedge accounting in the future. If we were to discontinue hedge accounting this could result in the recognition of a portion or all of the $17.2 million balance of accumulated other comprehensive loss as of September 30, 2020 into net loss. Additionally, the discontinuation of hedge accounting could require future changes in the fair market values of hedges to be recognized on the condensed consolidated statement of operations (loss) income through net (loss) income. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
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
As of September 30, 2020, the Company's has various interest rate swaps with a notional amount of $513.3 million that have maturity dates ranging from 2022 to 2023 that are indexed to LIBOR. The Company is currently monitoring and evaluating the related risks, which include interest expense and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued.

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
Capital Markets
We have an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, we may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2020 or 2019. As of September 30, 2020, we had $62.6 million available for sale under the ATM Agreement.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. Our Board of Directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $175 million of our outstanding Common Stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.
No shares were purchased as part of the Repurchase Program during the three months ended September 30, 2020. During the nine months ended September 30, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the three and nine months ended September 30, 2019. As of September 30, 2020, we had approximately $94.7 million remaining under its share repurchase authorization. The Company does not anticipate utilizing the Repurchase Program during the remainder of 2020.
Sources and Uses of Cash
Generally our principal sources of cash are cash flows generated from operations and borrowings under debt financings, including draws on our Revolving Credit Facility. We may also obtain cash from various types of capital market activities including debt and equity offerings, including our ATM program, or the sale of our hotels. Generally our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. In the future, we may also elect to use cash to buy back our common stock under the Repurchase Program.
Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(43,711)	$205,059
Net cash used in investing activities	(55,294)	(62,794)
Net cash provided by (used in) financing activities	271,407	(102,906)
Increase in cash and cash equivalents and restricted cash	$172,402	$39,359
Cash and cash equivalents and restricted cash, at beginning of period	194,946	161,608
Cash and cash equivalents and restricted cash, at end of period	$367,348	$200,967

Operating
•Cash used in operating activities was $43.7 million and cash provided by operating activities was $205.1 million for the nine months ended September 30, 2020 and 2019, respectively. Cash flows provided by operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows provided by operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net decrease in cash provided by operating activities during the nine months ended September 30, 2020 was primarily due to a decrease in operating income attributed to the impact of the COVID-19 pandemic and reductions from the two hotels sold in December 2019. Refer to the "Results of Operations" section for further discussion of our operating results for the three and nine months ended September 30, 2020 and 2019.
Investing
•Cash used in investing activities was $55.3 million and $62.8 million for the nine months ended September 30, 2020, and 2019, respectively. Cash used in investing activities for the nine months ended September 30, 2020 was attributed to $58.2 million in capital improvements at our hotel properties, which was offset by $2.9 million of performance guaranty payments that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the nine months ended September 30, 2019 was attributed to $62.8 million in capital improvements at our hotel properties.
Financing
•Cash provided by financing activities was $271.4 million and cash used in financing activities was $102.9 million for the nine months ended September 30, 2020, and 2019, respectively. Cash provided by financing activities for the nine months ended September 30, 2020 was attributed to the $340 million drawdown on the Revolving Credit Facility; $300 million in proceeds from the issuance of Senior Secured Notes, which was offset by (i) payments on the Revolving Credit facility totaling $193.8 million; (ii) principal payments on Corporate Credit Facility Term Loans totaling $87.6 million; (iii) payment of loan fees and issuance costs of $10.8 million; (iv) principal payments of mortgage debt totaling $1.5 million; (v) the payment of $63.2 million in dividends for common stock and units; (vi) redemption of Operating Partnership Units for common stock and cash of $8.6 million; (vii) the repurchase of common stock totaling $2.3 million; and (viii) shares redeemed to satisfy tax withholdings on vested share based compensation of $0.8 million. Cash used in financing activities for the nine months ended September 30, 2019 was primarily attributed to (i) the payment of $94.3 million in dividends, (ii) the repayment of mortgage debt totaling $90.0 million, which was offset by proceeds of $85.0 million from the drawdown of the remaining balance of the unsecured term loan entered into in during 2018, and (iii) principal payments of $2.6 million.
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
As of September 30, 2020 and December 31, 2019, we had a total of $38.3 million and $70.8 million, respectively, of furniture, fixtures and equipment replacement reserves. During the three and nine months ended September 30, 2020 and 2019, we made total capital expenditures of $58.2 million and $62.8 million, respectively.

As mentioned previously, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of September 30, 2020, the Company had used $12.1 million of the furniture, fixture and equipment replacement reserves for working capital purposes, which is subject to replenishment requirements.
In light of the COVID-19 pandemic and its impact on our operations, the Company reviewed its capital program for 2020 and cancelled or deferred approximately $50 million of capital expenditures, representing a 40% reduction from the original budget. The Company’s estimate for full-year capital expenditures is approximately $70 million. This estimate primarily reflects projects that are currently in-progress or for which materials had been ordered. Most of these expenditures relate to the transformative renovation of Park Hyatt Aviara Resort, Golf Club & Spa, the guestroom renovation at Marriott Woodlands Waterway Hotel & Convention Center and the renovation of the existing meeting space at Hyatt Regency Grand Cypress. Each of these projects has been adjusted, in terms of timing or scope, to reduce 2020 capital outlays. As of September 30, 2020, the Company had various contracts outstanding with third parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of September 30, 2020 totaled $8.5 million.
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of September 30, 2020 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,581,841	$10,151	$379,391	$562,362	$629,937
Revolving Credit Facility	315,963	1,843	314,120	—	—
Ground leases	40,886	416	3,325	3,325	33,820
Parking garage leases	15,853	80	650	658	14,465
Corporate office lease	3,807	108	882	931	1,886
Total	$1,958,350	$12,598	$698,368	$567,276	$680,108
(1)    Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1-month LIBOR as of September 30, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we have no off-balance sheet arrangements.
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

The following is a reconciliation of net (loss) income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(53,609)	$10,670	$(192,227)	$41,157
Adjustments:
Interest expense	17,006	12,293	43,601	37,260
Income tax (benefit) expense	(6,448)	(2,442)	(16,849)	9,844
Depreciation and amortization	37,307	39,072	111,660	118,760
EBITDA	$(5,744)	$59,593	$(53,815)	$207,021
Impairment and other losses(1)	8,942	—	29,044	14,771
EBITDAre	$3,198	$59,593	$(24,771)	$221,792

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	(98)	(99)	(292)	(303)
Loss on extinguishment of debt	—	—	—	214
Acquisition, terminated transaction and pre-opening expenses	146	662	994	947
Amortization of share-based compensation expense(2)	2,265	2,295	8,574	7,091
Non-cash ground rent and straight-line rent expense	80	128	237	382
Other income attributed to deposits for terminated transactions(3)	(26,750)	—	(28,750)	—
Other non-recurring expenses(2)	38	—	2,371	—
Adjusted EBITDAre attributable to common stock and unit holders	$(21,121)	$62,579	$(41,637)	$230,123
(1)    During the three months ended September 30, 2020, the Company recorded an $8.9 million impairment loss related to Renaissance Austin Hotel, which was attributed to its carrying value exceeding the undiscounted cash flows over the shortened hold period. In addition, during the nine months ended September 30, 2020, the Company recorded goodwill impairments totaling $20.1 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel.
(2)    During the nine months ended September 30, 2020, the Company restructured its corporate office in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had, and is expected to continue to have, on the Company's results of operations. As a result during the nine months ended September 30, 2020, the Company incurred $1.9 million of accelerated amortization of share-based compensation expense and $1.8 million of other non-recurring expenses for severance related costs. In addition, during the three and nine months ended September 30, 2020, the Company incurred other non-recurring expenses for legal costs of $38 thousand and $0.5 million to amend the terms of its debt, respectively.
(3)    During the three and nine months ended September 30, 2020, the Company recognized other income of $26.8 million and $28.8 million, respectively, as a result of forfeited deposits that were released to us from escrow for terminated transactions. During the third quarter of 2020 we changed the year-to-date presentation of Adjusted EBITDAre to exclude this income as it was considered non-recurring investment activities, which included $2.0 million of other income that was recognized in the second quarter of 2020.

The following is a reconciliation of net (loss) income to FFO and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(53,609)	$10,670	$(192,227)	$41,157
Adjustments:
Depreciation and amortization related to investment properties	37,209	38,973	111,368	118,457
Impairment of investment properties(1)	8,942	—	29,044	14,771
FFO attributable to common stock and unit holders	$(7,458)	$49,643	$(51,815)	$174,385

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	—	—	—	214
Acquisition, terminated transaction and pre-opening expenses	146	662	994	947
Loan related costs, net of adjustment related to non-controlling interests(2)	1,122	602	2,205	1,829
Amortization of share-based compensation expense(3)	2,265	2,295	8,574	7,091
Non-cash ground rent and straight-line rent expense	80	128	237	382
Other income attributed to deposits for terminated transactions(4)	(26,750)	—	(28,750)	—
Other non-recurring expenses(3)	38	—	2,371	—
Adjusted FFO attributable to common stock and unit holders	$(30,557)	$53,330	$(66,184)	$184,848
(1)    During the three months ended September 30, 2020, the Company recorded an $8.9 million impairment loss related to Renaissance Austin Hotel, which was attributed to its carrying value exceeding the undiscounted cash flows over the shortened hold period. In addition during the nine months ended September 30, 2020, the Company recorded goodwill impairments totaling $20.1 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel.
(2)     Loan related costs included amortization of debt discounts and deferred loan origination costs.
(3)    During the nine months ended September 30, 2020, the Company restructured its corporate office in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had, and is expected to continue to have, on the Company's results of operations. As a result during the nine months ended September 30, 2020, the Company incurred $1.9 million of accelerated amortization of share-based compensation expense and $1.8 million of other non-recurring expenses for severance related costs. In addition, during the three and nine months ended September 30, 2020, the Company incurred other non-recurring expenses for legal costs of $38 thousand and $0.5 million to amend the terms of its debt, respectively.
(4)    During the three and nine months ended September 30, 2020, the Company recognized other income of $26.8 million and $28.8 million, respectively, as a result of forfeited deposits that were released to us from escrow for terminated transactions. During the third quarter of 2020 we changed the year-to-date presentation of Adjusted FFO to exclude this income as it was considered non-recurring investment activities, which included $2.0 million of other income that was recognized in the second quarter of 2020.
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
Subsequent Events
In August 2020, the Company entered into an agreement to sell the 221-room Residence Inn Boston Cambridge in Cambridge, Massachusetts for a sale price of $107.5 million. The sale closed on October 1, 2020 for an estimated gain of approximately $56.2 million. As part of the transaction, the buyer assumed the related mortgage loan with a principal balance of $60.3 million. Net cash proceeds from the sale, after transaction closing costs and the loan assumption by the buyer, were $46.1 million. The Company also retained the approximately $3.8 million balance in the furniture, fixtures and equipment replacement reserves.
Also in August 2020, the Company entered into an agreement to sell the 275-room Marriott Napa Valley Hotel & Spa in Napa, California for a sale price of approximately $100.1 million. The sale closed on October 22, 2020 for an estimated gain of approximately $38.2 million. Net cash proceeds from the sale, after transaction closing costs, were approximately $99.0 million. The Company also retained the approximately $1.5 million balance in the furniture, fixtures and equipment replacement reserves.
On September 30, 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for a sale price of $70 million. In October 2020, the respective buyer terminated the agreement but subsequently reinstated the agreement on October 21, 2020, which included the funding of an at-risk deposit. As a result, the Company recorded an impairment loss of approximately $8.9 million as of September 30, 2020, which is included in impairment and other losses on the accompanying condensed consolidated statement of operations and comprehensive loss for the period then ended. The sale is subject to customary closing conditions and is expected to close in the fourth quarter of 2020.
In October 2020, the Operating Partnership issued an additional $200 million 6.375% Senior Secured Notes due in 2025 at a price equal to 100.25% of face value (the "Additional Notes"). Net proceeds, along with cash on hand, were used to repay the remaining balance on the two Corporate Credit Facility Term Loans maturing in 2022 and the mortgage loan collateralized by Marriott Dallas Downtown. In connection with the repayment of the outstanding balance on the $175 million Corporate Credit Facility term loan, the Company terminated the associated interest rate swaps. As a result, the Company incurred a termination settlement payment of $0.7 million. The accumulated other comprehensive loss will be recognized into earnings in the fourth quarter of 2020. In conjunction with the issuance of the Additional Notes, the Company further amended the Revolving Credit Facility and Corporate Credit Facilities. Key terms of the amendments include (i) increased commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024 reflecting a two year extension of the maturity date; (ii) extended the waiver period for the testing of the financial covenants through year end 2021 and extending the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023; (iii) modified the application of mandatory prepayments whereby the amendments require the Company, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to apply 50% of net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its Revolving Credit Facility, with the balance of the proceeds retained by the Company or if the Revolving Credit Facility outstanding balance is greater than $350 million, there is no change to the application of mandatory prepayments; and (iv) extended the minimum liquidity covenant through the second quarter of 2022.
Also in October 2020, the Company entered into an agreement to sell the 245-room Hotel Commonwealth, in Boston, Massachusetts for a sale price of $113 million. The buyer has funded an at-risk deposit. The sale is subject to customary closing conditions and is expected to close in the fourth quarter of 2020 for an estimated loss of approximately $2.0 million.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to our condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of the variable rate debt as of September 30, 2020 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $4.3 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2019 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would decrease or increase future earnings and cash flows by approximately $3.8 million per annum.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2020, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$649	$5,343	$267,941	$147,236	$216,226	$585,835	$1,223,230	$1,206,128
Variable rate debt	—	360	1,080	63,390	63,570	—	128,400	124,323
Revolving Credit Facility	—	—	306,200	—	—	—	306,200	303,270
Total	$649	$5,703	$575,221	$210,626	$279,796	$585,835	$1,657,830	$1,633,721
Weighted average interest rate on debt:
Fixed rate debt(2)	4.60%	4.49%	2.18%	3.90%	3.92%	5.54%	4.67%	2.93%
Variable rate debt	—	2.05	2.05%	2.44%	2.08%	—	2.26%	3.39%
Revolving Credit Facility	—	—	2.50%	—	—	—	2.50%	3.38%
(1)    Excluding mortgage loan discounts and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 to our condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of September 30, 2020.
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
The outbreak of the novel coronavirus and related respiratory disease (“COVID-19”) throughout the world, classified by the World Health Organization as a pandemic, has reached more than 160 countries and is a rapidly evolving situation. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders, and social distancing measures. As a result, the pandemic has significantly disrupted global travel and supply chains, and has adversely impacted global commercial activity across many industries, including in particular the travel, group meeting and conference, lodging and hospitality industries. The COVID-19 pandemic has had, and is expected to continue to have, significant adverse impacts on economic and market conditions and global economic contraction. The rapid development and fluidity of pandemic situations precludes any prediction as to the scale and scope of the ultimate adverse impact and longevity of the COVID-19 pandemic or any future pandemic outbreak.
The effects of the COVID-19 pandemic on the hotel industry have been unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. By March 31, 2020, we had temporarily suspended operations at 24 of our 39 hotels and resorts with seven additional hotels temporarily suspending operations in April. The Company’s remaining eight properties continued operating at levels which reflected the reduced demand levels. By September 30, 2020, we had recommenced operations at 29 of our hotels and resorts, which led to 37 of our 39 hotels being open. However, as a result of these temporary closures and significantly reduced demand levels, our total revenues have declined significantly during the three and nine months ended September 30, 2020 compared to 2019.
Our portfolio consists primarily of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which will have limited operations or will not be operating in the near term in order to comply with implemented safety measures and ongoing restrictions and to accommodate reduced levels of demand. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. Additionally, we expect the effects of the pandemic to materially adversely affect our ability to consummate acquisitions and dispositions of hotel properties as well as to cause us to scale back or delay planned renovations and other projects. Due to the nature of the COVID-19 pandemic, we cannot predict the full extent and duration of the effects on our operations, although the longer and more severe the pandemic, the greater the material adverse effect on our business, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.
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

3.6	Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on November 28, 2018)

3.7	First Amendment to the Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. dated February 19, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

4.1	Indenture, dated August 18, 2020, among XHR LP, Xenia Hotel & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.2	Form of 6.275% Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.3	Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.4	Amendment No. 3 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.5	Amendment No. 4 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.6	Amendment No. 2 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.7	Amendment No. 4 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.8	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020

4.9	Amendment No. 3 to Term Loan Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.10	Amendment No. 5 to Term Loan Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.11	Facility Increase Joinder to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, certain subsidiaries of the Company party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

10.1	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.2	Amendment No. 2 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, N.A., as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.3	Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.4	Amendment No. 1 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.5	Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

October 30, 2020

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)