Form 10-K
period 2020-12-31
Xenia Hotels & Resorts, Inc.
filed 2021-03-01
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the 112,604,407 shares of common stock held by non-affiliates of the registrant was approximately $1.05 billion based on the closing price of the New York Stock Exchange for such common stock as of June 30, 2020.
As of February 26, 2021, there were 113,784,630 shares of the registrant's common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be held on May 18, 2021, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2020 FORM 10-K ANNUAL REPORT
- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include statements about Xenia Hotels & Resorts, Inc.’s ("Xenia") plans, objectives, strategies, financial performance and outlook, trends, the short- and longer-term effects of the COVID-19 pandemic, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I-Item IA. Risk Factors" and "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the risks and uncertainties related to the following:
•the short- and longer-term effects of the COVID-19 pandemic, including the decreased demand for travel, transient and group business, and levels of consumer confidence;
•actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel and social distancing requirements;
•the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending;
•the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic;
•the pace of recovery following the COVID-19 pandemic or any future resurgence;
•the COVID-19 pandemic may cause us to incur additional expenses. For example, depending on the length of furloughs for our third-party managers' employees at our hotels, we may be required to make additional severance payments to those furloughed employees that may be permanently laid off;
•our ability to successfully negotiate amendments and covenant waivers under our secured and unsecured indebtedness;
•our ability to comply with contractual covenants;
•business, financial and operating risks inherent to real estate investments and the lodging industry;
•seasonal and cyclical volatility in the lodging industry;
•adverse changes in specialized industries, such as the energy, technology and/or tourism industries, that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations;
•macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities;
•contraction in the U.S. or global economy or low levels of economic growth;
•levels of spending in transient or group business and leisure segments as well as consumer confidence;
•declines in occupancy ("OCC") and average daily rate ("ADR");
•decreased business travel for in-person meetings due to technological advancements in virtual meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment;
- ii -

•fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms;
•changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors, and online travel agencies, and changes in the markets where we own hotels;
•events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters;
•cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, or our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems;
•our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels;
•our ability to maintain good relationships with our third-party hotel management companies and franchisors;
•our failure to maintain brand operating standards;
•our ability to maintain our brand licenses at our hotels;
•relationships with labor unions and changes in labor laws, including increases to minimum wages;
•loss of our senior management team or key personnel;
•our ability to identify and consummate additional acquisitions and dispositions of hotels;
•our ability to integrate and successfully operate any hotel properties that we acquire in the future and the risks associated with these hotel properties;
•the impact of hotel renovations, repositionings, redevelopments and re-branding activities;
•our ability to access capital for renovations, acquisitions, and general operating needs on terms and at times that are acceptable to us;
•the fixed cost nature of hotel ownership;
•our ability to service, restructure or refinance our debt;
•changes in interest rates and operating costs, including labor and service related costs;
•compliance with regulatory regimes and local laws;
•uninsured or underinsured losses, including those relating to natural disasters, civil unrest, terrorism or cyber-attacks, and the physical effects of climate change;
•changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners;
•the amount of debt that we currently have or may incur in the future;
•provisions in our debt agreements that may restrict the operation of our business;
•our organizational and governance structure;
•our status as a real estate investment trust ("REIT");
•our taxable REIT subsidiary ("TRS") lessee structure;
•the cost of compliance with and liabilities under environmental, health and safety laws;
•adverse litigation judgments or settlements;
•changes in real estate and zoning laws;
- iii -

•increases in real property tax valuations or rates;
•increases in insurance costs or other fixed costs;
•changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs;
•changes in governmental regulations or interpretations thereof; and
•estimates relating to our ability to make distributions to our stockholders in the future.
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
The "Company", "Xenia", "we", "our" or "us" means Xenia Hotels & Resorts, Inc. and one or more of its subsidiaries (including XHR LP (the "Operating Partnership") and XHR Holding, Inc. (together with its wholly-owned subsidiaries, "XHR Holding")), or, as the context may require, Xenia Hotels & Resorts, Inc. only, the Operating Partnership only or XHR Holding only.

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

TRADEMARKS, SERVICE MARKS AND TRADENAMES

Xenia Hotels & Resorts® and related trademarks, trade names and service marks of Xenia appearing in this Annual Report are the property of Xenia. Unless otherwise noted, all other trademarks, trade names or service marks appearing in this Annual Report are the property of their respective owners, including Marriott International, Inc., Hyatt Corporation, Kimpton Hotel & Restaurant Group, LLC, Fairmont Hotels & Resorts, Loews Hotels, Inc., and Hilton Worldwide Inc. or their respective parents, subsidiaries or affiliates ("Brand Companies"). In the event that any of our management agreements or franchise agreements with the Brand Companies are terminated for any reason, the use of all applicable trademarks and service marks owned by the Brand Companies will cease at the hotel where the management agreement or franchise agreement was terminated; all signs and materials bearing the marks and other indicia connecting the hotel to the Brand Companies will be removed at our expense.

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

- iv -

CERTAIN DEFINED TERMS

Except where the context suggests otherwise, we define certain terms in this Annual Report as follows:
•"ADR" or "average daily rate" means rooms revenues divided by total number of rooms sold in a given period;
•"occupancy" means the total number of rooms sold in a given period divided by the total number of rooms available, regardless of operational status, at a hotel or group of hotels;
•"RevPAR" or "revenue per available room" means rooms revenues divided by room nights available, regardless of operational status, in a given period, and does not include non-rooms revenues such as food and beverage revenues or other operating revenues;
•"Top 25 lodging markets" refers to the top 25 U.S. lodging markets as defined by STR;
•an "upper upscale" hotel refers to an upper upscale hotel as defined by STR;
•a "luxury" hotel refers to a luxury hotel as defined by STR;
•"Fairmont," "Hilton," "Hyatt," "Kimpton," "Loews," and "Marriott," mean Fairmont Hotels & Resorts, Hilton Worldwide Inc., Hyatt Corporation, Kimpton Hotel & Restaurant Group, LLC, Loews Hotels, Inc. and Marriott International, Inc., respectively, as well as their respective parents, subsidiaries or affiliates.
- v -

PART I
Item 1. Business
General
Xenia Hotels & Resorts, Inc. is a Maryland corporation that primarily invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of December 31, 2020, the Company collectively owned 97.9% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.1% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
Xenia operates as a real estate investment trust ("REIT") for U.S. federal income tax purposes. To qualify as a REIT, the Company cannot operate or manage its hotels. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, Inc. and its subsidiaries (collectively with its subsidiaries, "XHR Holding"), the Company's taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels. The third-party hotel operators manage each hotel pursuant to a management agreement, the terms of which are discussed in more detail under "Part I-Item 2. Properties - Our Principal Agreements."
The Company's consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding and each of their wholly-owned subsidiaries. The Company's subsidiaries generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and our TRS. The effects of all inter-company transactions are eliminated.
As of December 31, 2020, the Company owned 35 lodging properties with a total of 10,011 rooms.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida, 32801, and our telephone number is (407) 246-8100. The Company’s website is www.xeniareit.com. The information contained on our website, or that can be accessed through our website, neither constitutes part of this Annual Report on Form 10-K nor is incorporated by reference herein.
The following chart shows our structure as of December 31, 2020:
(1)Ownership percentages include vested and unvested LTIP partnership units, which may or may not vest based on the passage of time and meeting certain market-based performance objectives.

Impact of COVID-19 on our Business
In January 2020, confirmed cases of novel coronavirus and related respiratory disease (“COVID-19”) started appearing in the United States. By March 11, 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement multi-step policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. Between March and April 2020, the Company temporarily suspended operations at 31 of its hotels and resorts. The Company’s remaining eight properties continued operating at levels which reflected the significantly reduced demand levels. Between May and September 2020, the Company recommenced operations at 29 of its hotels and resorts. One additional hotel recommenced operations in October 2020 and four hotels were sold in the fourth quarter of 2020. As a result, as of December 31, 2020, 34 of our 35 hotels and resorts were open and operating and Hyatt Regency Portland at the Oregon Convention Center is currently the Company's only hotel with suspended operations.
Leisure demand gradually improved during the second half of 2020, however, many markets throughout the country began to experience a resurgence in COVID-19 case counts and hospitalizations and have reimplemented or strengthened closures, quarantines, shelter-in-place orders and social distancing requirements, which have continued into 2021. Business transient and group demand has been limited and, consistent with trends throughout the U.S. lodging industry, continues to lag in recovery. The vast majority of our hotel portfolio's group business for the year was canceled and the Company does not expect that this business will be rebooked in the future. This led to total portfolio occupancy of 27.1% for the year ended December 31, 2020. We have also experienced ongoing cancellations and marginal new booking activity in 2021.
Our portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, along with amenities, including spas and golf courses, the majority of which have resumed operations in accordance with state and local ordinances. However, these amenities could be impacted again in the future in order to comply with state and local ordinances, restrictions and safety measures to address resurgences of the pandemic and/or to accommodate reduced levels of demand. We currently expect that the recovery in lodging demand, particularly with respect to business transient and group business, will be gradual, and likely inconsistent, and may lag behind the recovery of other industries. Factors such as public health, availability and effectiveness of COVID-19 vaccines and therapeutics, and the geopolitical environment may impact the timing, extent and pace of such recovery. As a result of COVID-19, our revenues have declined significantly during 2020 compared to 2019.
We expect the recovery to historical levels will take several years. Further, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. Additionally, we expect the effects of the pandemic could materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as cause us to scale back or delay planned renovations and other projects. We also cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic becomes, or if a resurgence occurs, the greater the material adverse impact on our business, operating margins, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to equity and credit markets and our ability to service our indebtedness.
Business Objectives and Growth Strategies
As a result of the COVID-19 pandemic on our business, it was necessary during 2020 to focus primarily on our balance sheet flexibility and liquidity and on the safe and efficient operation of our properties. Between March and April, we temporarily suspended operations at the majority of our properties and curtailed business offerings at those that remained open in order to minimize losses. Throughout 2020 we worked closely with our third-party hotel operators to evaluate the best strategy and approach for reopening each of our properties based on the properties' ability to implement necessary safety precautions and cleanliness standards, anticipated demand and other considerations. As of December 31, 2020, 34 of our 35 hotels and resorts were open and operating.
During 2020 we completed several transactions raising approximately $891 million in gross proceeds which provided additional liquidity for the Company and the ability to pay down existing debt. This included issuing $500 million in senior notes and the sale of four hotels for total gross proceeds of $391 million. We believe we were able to sell these hotels at attractive prices. As a result of the capital raised and repayment of debt, as of December 31, 2020 we do not have any debt maturities until early 2023.

We also worked with our lenders to complete a series of amendments to each of our corporate credit facilities and each of our mortgage loans. These amendments have provided flexibility as we move through the pandemic toward eventual recovery, however, as further described in this Annual Report, they also resulted in certain restrictions being placed on us during the covenant waiver period.
Finally, we took a number of other steps to further reduce cash expenditures and bolster our liquidity in order for the Company to be in as strong of a position as possible to successfully manage through the duration of the pandemic and to create an opportunity to grow and enhance our portfolio when a sustained recovery commences. These additional steps included:
•Reducing our capital spending budget by cancelling or deferring $54.8 million of capital expenditures, representing a 46.7% reduction,
•Reducing corporate general and administrative expense by over 25% or approximately $6.0 million, excluding the impact of non-recurring restructuring costs, primarily resulting from lower incentive compensation, as well as a reduction in other costs,

•Reducing our corporate personnel by 25%, and

•Suspending our quarterly dividend after the first quarter of 2020.

Looking Forward

Once we begin to see a sustained recovery and when we move beyond the impact of COVID-19, we intend to turn our focus back to our primary objective and growth strategy of allocating capital in a high-quality diversified portfolio of uniquely positioned luxury and upper upscale hotels and resorts with a focus on the Top 25 lodging markets as well as key leisure destinations in the U.S. We invest at valuation levels that we believe will generate attractive risk-adjusted returns. We pursue this objective through the following investment and growth strategies:
•Follow a Differentiated Investment Strategy Across Targeted Markets. We use our management team’s network of relationships in the lodging industry, real estate brokers and our relationships with multiple hotel brands and management companies, among others, to source acquisition opportunities. When evaluating opportunities, we use a multi-pronged approach to investing that we believe provides us the flexibility to pursue attractive opportunities in a variety of markets across any point in the economic cycle. We consider the following characteristics when making investment decisions:
-    Market Characteristics. We seek opportunities across a range of urban and dense suburban areas, primarily in the Top 25 lodging markets as well as key leisure destinations in the U.S. We believe this strategy provides us with a broader range of opportunities and allows us to target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive long-term projected RevPAR growth. We believe assets in the Top 25 lodging markets and key leisure destinations in the U.S. present attractive investment opportunities considering the favorable supply and demand dynamics, RevPAR growth trends, attractive valuations and better opportunities for diversification.
-    Asset Characteristics. We generally pursue uniquely positioned hotels in the luxury and upper upscale segments that are affiliated with leading brands, as we believe these segments yield attractive risk-adjusted returns. Within these segments, we seek hotels that will provide guests with a distinctive lodging experience, often tailored to reflect local market environments, which draws demand from both business and leisure transient and group business segments. We seek properties with desirable locations within their markets, exceptional facilities, and other competitive advantages that are hard to replicate. We also favor properties that can be purchased below estimated replacement cost. We believe our focus on uniquely positioned luxury and upper upscale hotel assets allows us to seek appropriate investments that are well-suited for specific markets.
-    Operational and Structural Characteristics. We pursue both new or recently constructed assets that require limited capital investment, as well as more mature and complex properties with opportunities for our dedicated asset and project management teams to create value through more active operational oversight and targeted capital expenditures.
•Drive Growth Through Aggressive Asset Management, In-House Project Management and Strategic Capital Investment. We believe that investing in our properties and employing a proactive asset management approach designed to identify investment strategies will optimize internal growth opportunities. Our management team’s extensive industry experience across multiple brands and management companies coupled with our integrated asset management and project management teams enable us to identify and implement value-add strategies and to prudently invest capital in our assets to optimize operating results while leveraging best practices across our portfolio.
-    Aggressive Asset Management. Our experienced asset management team focuses on driving property performance through revenue enhancement and cost containment efforts. Our ability to work with a wide variety of management and franchise companies provides us with the opportunity to benchmark performance across our portfolio in order to share best practices. While we do not operate our hotel properties directly, and under the terms of our management agreements our ability to participate in operating decisions regarding our hotels is limited, we conduct regular revenue, sales, and financial performance reviews and also perform in-depth on-site and virtual reviews focused on ongoing operating margin improvement initiatives. We interact frequently with our management companies and on-site management personnel, including conducting regular meetings (in person and virtually) with key executives of our management companies and brands. We work to maximize the value of our assets through all aspects of the hotel operation and ancillary real estate opportunities.
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
Our Financing and Capital Strategy
In response to the impact of the COVID-19 pandemic during 2020, we took preemptive actions to preserve our liquidity and manage our cash flow, such as reducing non-essential spending, revisiting our near term investment strategies, including strategic dispositions, reducing corporate employee payroll costs, restructuring and/or repaying our debt agreements, and issuing $500 million of 6.375% senior notes due in 2025 (the "Senior Notes"). The Company also suspended its quarterly dividend after payment of the first quarter dividend in April 2020. We believe these actions have positioned us well to manage our operations throughout the COVID-19 pandemic and its recovery, which is expected to take several years. We believe our strong balance sheet will also help position us to manage through this downturn and to capitalize on investment opportunities that arise. As of December 31, 2020, we had a total of $428.8 million of cash on hand, including $39.0 million of restricted cash primarily set aside to maintain our hotels. Our weighted-average debt maturity as of December 31, 2020 was 4.4 years for our mortgage loans, 3.9 years for our corporate credit facility term loans, the Senior Notes, and revolving credit facility, and 4.1 years for all debt. Our total debt had a weighted-average interest rate of 4.78%.
We strive to maintain a flexible capital structure that puts us in a position to be opportunistic in allocating capital for investment. We seek to maintain a modest amount of leverage and closely monitor our near term debt maturities. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities, as well as with debt financings utilizing staggered maturities. Our debt includes a revolving credit facility, corporate credit facility term loans, the Senior Notes, mortgage loans collateralized by our hotel properties, or leasehold interests under the ground leases on our hotel properties, and may include other types of private and public debt in the future.
From time to time, we may also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. We have been authorized to repurchase up to $175 million of the Company's outstanding common stock (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2020, the Company had approximately $94.7 million remaining under its share repurchase authorization. We are currently prohibited under the terms of our corporate credit facility amendments from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.

We may also issue new equity or debt and use the proceeds from such issuances to acquire assets, make capital improvements that yield attractive risk-adjusted returns on investment, or for general corporate purposes. We have an "at-the-market" program (the "ATM program") available for selling common stock having an aggregate gross offering price of up to $200 million. From time to time we may sell shares under the ATM program to raise capital when we believe conditions are advantageous. As of December 31, 2020, the Company had $62.6 million available for sale under its ATM program. We may issue equity under this program if we determine that shares can be sold at an attractive price and there is a compelling use for such proceeds. We may have restrictions on the use of proceeds raised from equity capital during our covenant waiver period.
Subject to loan restrictions during our covenant waiver period and the indenture governing the Senior Notes, we anticipate using a portion of cash flows generated from operations to fund future acquisitions as well as for property redevelopments, return on investment initiatives, working capital requirements, lease payments and, at times, payment of dividends and share repurchase programs. Subject to market conditions, we intend to repay amounts outstanding under our revolving credit facility and/or other debt from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, sale of assets and cash flows from operations.
Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodation options for guests (e.g. those that are found on websites that facilitate short-term rentals of homes and apartments from owners) in each of their markets on the basis of several factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative accommodation options. We believe that hotels, such as our portfolio of hotels, which are predominately affiliated with leading brands, will enjoy the competitive advantages associated with operating under such brands, which includes strong health, safety and cleanliness protocols, and are important to our customers. Increased competition could harm our occupancy, RevPAR, ADR and consequently our revenue and may require us to provide additional amenities, or make capital improvements that we otherwise would not have to make, and may materially and adversely affect our operating results and liquidity.
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
Seasonality
The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our rooms revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property, and competitive mix within the specific location. In a stable macroeconomic environment, we expect our revenues and operating income to be highest in the second quarter of the year followed by the first, third and fourth quarters. The impact of the COVID-19 pandemic has disrupted, and is expected to continue to disrupt, our historical seasonal patterns while the pandemic is ongoing and during the recovery.
Cyclicality
The lodging industry is cyclical and generally its growth or contraction follows the overall economy, as has been the case during the COVID-19 pandemic. There is a history of increases and decreases in demand for and supply of hotel rooms, in occupancy levels and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given segments of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can cause significant volatility in results for owners of hotel properties. From time to time cyclicality may be disrupted by significant events as has been the case during 2020 as a result of the COVID-19 pandemic which continues to impact us in 2021. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues.

Regulations
General
Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotels has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our hotels must comply with applicable provisions of the Americans with Disabilities Act (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in substantial capital expenditures, imposition of fines and/or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.
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
Some of our hotels contain asbestos-containing building materials. We believe that the asbestos is appropriately contained in accordance with current environmental regulations and that we have no need for any immediate remediation or current plans to remove the asbestos. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third-parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
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
Our Tax Status
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code") for U.S. federal income tax purposes, beginning with our short taxable year that commenced on January 5, 2015 and ended on February 3, 2015. We believe that we have been organized and have operated, and will continue to operate, in a manner that will allow us to maintain our REIT status for U.S. federal income tax purposes commencing with such short taxable year and we intend to continue operating in such a manner. To qualify for REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, approximately 97.9% of the Operating Partnership Units in our Operating Partnership, with the remaining 2.1% owned by certain of our current executive officers and members of our Board of Directors. In the future, we may issue additional common or preferred units in our Operating Partnership, from time to time, in connection with acquisitions of hotels, financings, compensation or other reasons.
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
Restrictions on Ownership and Transfer of Our Stock
Our charter authorizes our directors to take such actions as are necessary or appropriate to enable us to maintain our qualification as a REIT. Furthermore, our charter prohibits any one person or a group (as defined in our charter) from actually or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our Board of Directors, in its sole discretion, may exempt (prospectively or retroactively) a person or group (as defined in our charter) from the ownership limits if certain conditions are satisfied. However, our Board of Directors may not grant an exemption from the ownership limits to any proposed transferee whose ownership, direct or indirect, in excess of 9.8% of the value or number of outstanding shares of any class or series of our capital stock could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as a REIT or that compliance with such restrictions is no longer required for us to qualify as a REIT. The ownership limits may delay or impede a transaction or a change of control that might be in our stockholders' best interest.
Insurance
We or our third-party management companies carry commercial general liability, commercial property including extended coverage and business interruption, terrorism, cyber liability and umbrella liability coverage on all of our hotels and earthquake, wind, flood, hurricane and environmental coverage on hotels in areas where we believe such coverage is warranted, in each case with deductibles and limits of liability that we believe are adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to, war or acts of God which are not insurable.
Human Capital
Corporate Employees
We are guided by our core values, which include civility, ethics and integrity, and a commitment to quality. These principles continuously serve as a reminder to uphold an inclusive, respectful, and tolerant work culture; and to always demonstrate the highest standards of personal and professional conduct. We believe equal employment opportunity is a fundamental principle. We are committed to providing employees with a safe work environment, free of discrimination and harassment.
We maintain policies and programs that provide the framework for fostering and supporting a diverse and inclusive work environment which contribute to the overall corporate culture at Xenia, leading to the recruitment, retention, and growth of a qualified and successful workforce. Our employees are given the opportunity to participate in training and education programs such as leadership training, professional certifications, and continuing education and professional memberships. We believe compensation should reinforce and promote the business objectives of the company. Our compensation program is designed to create and maintain stockholder value and to not encourage excessive risk-taking. We believe we offer competitive compensation and benefits programs and are committed to cultivating our employees through training and development, performance management through annual performance reviews and feedback, health and wellness, and team-building programs.
As of December 31, 2020, we had 36 employees.

Hotel Employees
All persons employed in the day-to-day operations of our hotels are employees of our third-party managers. Although we do not employ or manage the employees at our hotels, we are still subject to the many costs and risks generally associated with these personnel.
Employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see "Part I-Item 1A. Risk Factors - Operational Risks – We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ or may employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability."
Our History
Prior to February 3, 2015, Xenia was a wholly-owned subsidiary of InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc. or "InvenTrust"), its former parent. On February 3, 2015, Xenia was spun off from InvenTrust through a taxable pro rata distribution by InvenTrust of the outstanding common stock, $0.01 par value per share (the "Common Stock"), of Xenia to holders of record of InvenTrust's common stock as of the close of business on January 20, 2015 (the "Record Date"). Each holder of record of InvenTrust's common stock received one share of Common Stock for every eight shares of InvenTrust’s common stock held at the close of business on the Record Date (the "Distribution"). In lieu of fractional shares, stockholders of InvenTrust received cash. In connection with and in order to effectuate the separation and distribution, we and InvenTrust entered into a Separation and Distribution Agreement, among other agreements. These agreements provided for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and governed certain relationship between us and InvenTrust after the separation. On February 4, 2015, Xenia’s Common Stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR." As a result of the Distribution, the Company became a stand-alone, publicly-traded company.
Where You Can Find More Information
Our internet website is located at www.xeniareit.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other filings as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission ("SEC"), and also make available on our website the charters for the audit, executive, compensation and nominating and corporate governance committees of our Board of Directors and our Code of Ethics and Business Conduct, as well as our Corporate Governance Guidelines. Copies in print of these documents are available upon request to our secretary at the address indicated on the cover of this Annual Report. In the event that the Company amends or waives any of the provisions of the Code of Ethics and Business Conduct that applies to the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, and other senior financial officers performing similar functions, the Company intends to disclose such amendment or waiver information on its website. We may also use our website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely accessible through and posted on the "Investor Relations" page of our website. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Investor Relations" page of our website. The information on our website is not a part of, nor is it incorporated by reference into, this Annual Report.
The SEC maintains a website that contains reports, proxy and other information that we have filed with the SEC. The SEC website can be found at http://www.sec.gov.

Item 1A. Risk Factors
In addition to the other information set forth in this Annual Report, you should carefully consider the risks and uncertainties described below, which could materially adversely affect our business, financial condition, results of operations and cash flow.
Summary of Risk Factors
The following summarizes our material risk factors. However, this summary is not intended to be a comprehensive and complete list of all risk factors identified by the Company. Refer to the following pages of this section for additional details regarding these summarized risk factors and other additional risk factors identified by the Company.
•The COVID-19 pandemic and the impact of actions to mitigate the COVID-19 pandemic have materially adversely impacted, and are expected to continue to materially adversely impact, the travel, lodging and hospitality industries and, as a result, our business, results of operations, cash flows and financial condition.
•We may be adversely affected by various operating risks common to the lodging industry, including competition, overbuilding and dependence on business travel and tourism.
•The lodging industry is highly cyclical, and we cannot assure you how long the current downturn will last or how long the subsequent expansion will be.
•The seasonality of the lodging industry has historically caused, and is expected to continue to cause, quarterly fluctuations in our revenues.
•We are dependent on the performance of the third-party hotel management companies and could be materially and adversely affected if such third-party managers do not properly manage our hotels or act in our best interests.
•Restrictive covenants in certain of our hotel management and franchise agreements contain provisions limiting or restricting the sale of our hotels, which could materially and adversely affect our profitability.
•Contractual and other disagreements with or involving third-party hotel management companies and franchisors could make us liable to them or result in litigation costs or other expenses.
•If third-party hotel managers and/or franchisors consolidate through merger and acquisition transactions, we may experience undefined and unknown costs related to the integration of processes and systems.
•If we were to lose a brand license at one or more of our hotels, the value of the affected hotels could decline significantly and we could incur significant costs to obtain new franchise licenses.
•The majority of our hotels operate under the Marriott, Hyatt and Kimpton brand families; therefore, we are subject to risks associated with concentrating our portfolio in three brand families.
•We have a concentration of hotels in Texas, California, and Florida, which exposes our business to the effects of regional events and occurrences. Our portfolio consists of hotels that are upper upscale and luxury, which exposes us to the effects of changes in demand for these types of properties.
•Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially impede our growth.
•Any difficulties in obtaining capital necessary to make required periodic capital expenditures and renovation of our hotels could materially and adversely affect our financial condition and results of operations.
•Many real estate costs and certain hotel operating costs are fixed, even if revenue from our hotels decreases.
•The land underlying four of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
•Several of our hotels are subject to condominium regimes or master associations with conditions, covenants, and restrictions placed on our properties; therefore, we are subject to risks associated with this type of real estate ownership.
•We will not recognize any increase in the value of the land subject to our ground leases and may only receive a portion of compensation paid in any eminent domain proceeding with respect to the hotel.
•We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ or may employ unionized labor.
•The acquisition and/or disposition of a hotel or a portfolio of hotels is typically subject to contingencies, risks and uncertainties, any of which may cause us to be unsuccessful in completing the acquisition and/or disposition.
•Changes in distribution channels, including the increasing use of intermediaries by consumers and companies may adversely affect our profitability.
•Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
•Our organizational documents have no limitation on the amount of indebtedness we may incur. As a result, we may become highly leveraged in the future, which could materially and adversely affect us.
•If we are unable to repay or refinance our existing debt, we may be unable to reinstate or increase distributions to our stockholders and our share price may be adversely affected.

•Covenants applicable to current or future debt could restrict our ability to make distributions to our stockholders and, as a result, we may be unable to make distributions necessary to qualify as a REIT.
•We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.
•Failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would materially increase our expenses and could impair our ability to expand our business and raise capital.
•Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
•Failure to make required distributions would subject us to U.S. federal corporate income tax.
•REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions.
•The ownership of our taxable REIT subsidiary ("TRS") and our TRS lessees increases our overall tax liability.
•Our TRS lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results.
•If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.
•If any of our current and future hotel management companies do not qualify as "eligible independent contractors," or if our hotels are not "qualified lodging facilities," we may fail to qualify as a REIT.
•Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.
•We may face risks in connection with Section 1031 Exchanges.
•The prohibited transactions tax may limit our ability to engage in transactions, including dispositions of assets that would be treated as sales for federal income tax purposes.
•You may be restricted from acquiring or transferring certain amounts of our common stock.
•Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
•Complying with REIT requirements may limit our ability to hedge effectively.
•The ability of our Board of Directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
•Your percentage ownership in us may be diluted in the future.
•Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in our stockholders’ best interests.
•Certain provisions of Maryland law could inhibit changes in control.
•As a holding company with no direct operations, we rely on funds received from our Operating Partnership to pay liabilities.
•Our charter places limits on the amount of common stock that any person may own.
•Our charter permits our Board of Directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third-party from acquiring us.
•Certain provisions in the partnership agreement for our Operating Partnership may delay or prevent unsolicited acquisitions of us.
•Our Board of Directors may change our investment policies without stockholder approval, which could alter the nature of your investment.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic and the impact of the actions to mitigate the COVID-19 pandemic have materially adversely impacted, and are expected to continue to materially adversely impact, the travel, lodging and hospitality industries and, as a result, our business, results of operations, cash flows and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In an attempt to limit the spread of the virus, governments around the world, including federal, state and local authorities in the United States, imposed various restrictions, including shelter-in-place orders, business and school closures, restrictions on travel, border closings, quarantines, limitations on social or public gatherings, and other social distancing measures. As a result, the pandemic has significantly disrupted the global economy and commercial activities across many industries, including in particular, the travel, group meeting and conference, lodging and hospitality industries. The effects of the COVID-19 pandemic on the lodging industry have been unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. As a result, the COVID-19 pandemic and its consequences have had and are expected to continue to have a material adverse impact on the Company's business, results of operations, cash flows and financial conditions.
Our current portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses. In response to the significant reduction in demand throughout our portfolio due to the pandemic as well as safety measures implemented, the Company temporarily suspended or curtailed operations at most of our hotels and resorts during a portion of 2020, which resulted in materially lower revenues in 2020 compared to 2019. We have been forced to limit occupancy, close restaurants, bars, spas and other amenities at certain of our hotels and resorts, which also adversely impacted our revenues and is expected to continue to negatively impact our revenues as long as the COVID-19 pandemic continues. While we have implemented significant cost reduction measures, our hotels and resorts' high proportion of fixed costs make it difficult to further reduce costs to the extent required to offset declining revenues. Additionally, the COVID-19 pandemic has had and we expect will continue to have an adverse effect on our ability to execute on our acquisition and disposition strategy and has also caused us to scale back or delay planned renovations and other projects. We cannot predict with certainty when or whether business levels will return to normalized levels after the effects of the pandemic subside or whether hotels and resorts that have recommenced operations will be forced to shut down operations, impose additional restrictions or reduce operations due to a resurgence of COVID-19 cases.
In light of the rapidly evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with certainty the longevity of the COVID-19 pandemic or the pandemic's cumulative and ultimate impact on our future business, results of operations, cash flows and financial condition. The extent of the impact of the COVID-19 pandemics on our business and financial results will depend largely on future developments, including the duration and extent of the spread of COVID-19 both globally and within the United States, the prevalence of local, national, and international travel restrictions, the ability to effectively and widely manufacture and distribute vaccines and individual's willingness to take vaccines, the impact on capital and financial markets and on the U.S. and global economies, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Moreover, even after shelter-in-place orders and travel bans and advisories are lifted and vaccines are more widely distributed and available, demand for hotels and resorts, including corporate travel and group meetings, may remain depressed for a significant length of time, and we cannot predict with certainty if and when demand will return to pre-COVID-19 levels. In addition, we cannot predict whether business travel for in-person meetings will decrease over the long-term due to technological advancements in and consumer acceptance and adaptation to virtual meetings and/or changes in guest and consumer preferences. To the extent that the COVID-19 pandemic continues to materially and adversely affect our business, results of operations, cash flows and financial condition, it may also have the effect of heightening many of the other risks described in these "Risk Factors" or elsewhere in this Annual Report. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, results of operations, cash flows and financial condition.
Risks Related to the Hotel Industry
We may be adversely affected by various operating risks common to the lodging industry, including a dependence on business travel and tourism.
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
In addition, our hotels will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:
•changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;
•outbreaks of pandemic or contagious diseases, such as COVID-19 (including new variants), norovirus, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), Ebola, Zika virus, or other similar viruses;
•war, political conditions or uncertainty, terrorist activities or threats, mass casualty events, protests and heightened travel security measures instituted in response to these events;
•natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, wildfires, oil spills, and nuclear incidents;
•delayed delivery or any material reduction or prolonged interruption of public utilities and services, including water and electric power;
•decreased corporate or government travel-related budgets and spending and cancellations and/or government shutdowns or closures, deferrals or renegotiations of group business due to adverse changes in general economic conditions and/or changes in laws and regulations;

•decreased demand for business-related travel due to innovations in business-related technology, such as for virtual meetings and/or conferences, ongoing corporate travel restrictions, and/or a permanent shift to work-from-home or flex arrangements;
•increasing awareness around sustainability, the impact of air travel on climate change and the impact of over-tourism;
•low consumer confidence, high levels of unemployment or depressed real estate prices;
•supply competition from other hotels and alternative accommodations in the markets in which we operate;
•overbuilding of hotels in the markets in which we operate, which results in increased supply and will adversely affect occupancy and revenues at our hotels;
•requirements for periodic capital reinvestment to repair and upgrade hotels;
•increases in operating costs due to inflation and other factors, including wages and benefits, that may not be offset by increased room rates;
•change in interest rates and the availability, cost and terms of financing;
•the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;
•decreased airline capacities and routes and reductions in inbound foreign travel;
•oil prices and travel costs;
•increases in the cost of imported goods and materials, including those used for hotel renovations and other projects, due to changes in international tariffs and/or supply chain shortages due to reductions in international imports;
•statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities; and
•risks generally associated with the ownership of hotels and real estate, as we discuss in detail below.
These factors, and the reputational repercussions of these factors, can materially adversely affect, and from time to time have adversely affected, individual hotels, particular regions and our business, financial condition, results of operations, and/or our ability to make distributions to our stockholders.
Difficult economic conditions may continue to adversely affect the hotel industry.
Our financial performance is subject to global and regional economic conditions and their impact on levels of discretionary business and consumer spending. Some of the factors that have an impact on discretionary spending include general economic conditions, GDP growth, worldwide or regional recession, corporate earnings and investment, unemployment, consumer debt, reductions in net worth, taxation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Our portfolio consists of luxury and upper upscale hotels and resorts, and consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in reservations and an increase in cancellations, and thus result in lower revenue. Downturns in worldwide or regional economic conditions, such as the current economic downturn resulting from the COVID-19 pandemic, have led to a general decrease in transient business, group business, leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our hotels and resorts. A continuing shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.
The lodging industry is highly cyclical in nature.
Due to its close link with the performance of the general economy, and, specifically, growth in U.S. gross domestic product ("GDP"), the lodging industry is highly cyclical in nature. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions. The lodging industry has historically exhibited a strong correlation to U.S. gross domestic product, which has been materially adversely affected by the COVID-19 pandemic. Worsening of the U.S. or global economy would likely have an adverse impact on the occupancy, ADR and RevPAR of our hotels, and would therefore adversely impact our results of operations and financial condition. In addition to the macroeconomic factors, the U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries due to the general sentiment towards business and leisure travel. We have also seen that, due to the mix of business, luxury and upper upscale hotels and resorts are more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates.
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
In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry's performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth and impact our ability to service our indebtedness and/or make distributions to stockholders.
Changes in distribution channels, including the increasing use of intermediaries by consumers and companies may adversely affect our profitability.
Our rooms are booked through a variety of distribution channels, including hotel websites, travel agents, internet travel intermediaries and meeting procurement firms. If bookings shift to higher cost distribution channels, including internet travel intermediaries and meeting procurement firms, it could materially impact our profits. Additionally, as intermediary bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our brands and management companies. Many of these internet travel intermediaries are viewed as offering hotel rooms in a commodity-like manner, by increasing the importance of price and general indicators of quality (such as "three-star downtown hotel") at the expense of brand identification. It is possible that consumers and companies will develop brand loyalties to their reservations systems and multi-brand representation rather than to the brands under which our properties are operated. Although most of the business for our hotels is expected to be derived from traditional channels, if the amount of the sales made through the intermediaries increases significantly, rooms revenues may be lower than expected, and/or expenses may be higher which would adversely affect our profitability.
Risks Related to Our Business and Strategy
The majority of our hotels operate under the Marriott, Hyatt and Kimpton brand families; therefore, we are subject to risks associated with concentrating our portfolio in three brand families.
In our portfolio, 31 of the 35 hotels that we owned as of December 31, 2020 operate under brands owned by Marriott, Hyatt and Kimpton. As a result, our success is dependent in part on the continued success of Marriott, Hyatt and Kimpton and their respective brands. We believe that brands help to drive demand and increase guest loyalty. Consequently, if market recognition or the positive perception of Marriott, Hyatt and/or Kimpton brands is reduced or compromised, the goodwill associated with the Marriott-, Hyatt- and/or Kimpton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hyatt and/or Kimpton were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Hyatt and/or Kimpton could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.

We have a concentration of hotels in Texas, California, and Florida, which exposes our business to the effects of regional events and occurrences. We also have a concentration of hotels that are upper upscale and luxury, which exposes us to the effects of changes in demand for these types of properties.

We have a concentration of hotels in Texas, California and Florida. Specifically, as of December 31, 2020, approximately 22%, 19%, and 13% of rooms in our portfolio were located in Texas, California and Florida, respectively. The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities, negative trends in the industry sectors that are concentrated in these markets and more severe restrictions related to COVID-19, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which we are concentrated. In addition, our hotels may be subject to the effects of adverse acts of nature, such as winter storms, hailstorms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage to our hotels in specific geographic locations, including in the Texas, California and Florida markets. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken, and/or long-term power outages are resolved. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event. As a result of this geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and adverse acts of nature than other areas in the United States.
In addition, our portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities, event space and amenities, including spas and golf courses, some of which will have limited operations or will be not be operating in the near term in order to comply with implemented safety measures and ongoing restrictions and to accommodate reduced levels of demand as a result of the COVID-19 pandemic. We continue to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adjust our operations. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future. We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will lag behind the recovery of other industries.
Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially impede our growth.
A key element of our business strategy is to invest in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the Top 25 lodging markets as well as key leisure destinations in the United States. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility and corporate credit facility term loans, our mortgage loans, the use of retained cash flows and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.
We may be subject to unknown or contingent liabilities related to recently acquired hotels and the hotels that we may acquire in the future or hotels recently divested or that we may divest in the future, which could materially and adversely affect our revenues and profitability.
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
The acquisition and/or disposition of a hotel or a portfolio of hotels is typically subject to contingencies, risks, and uncertainties, any of which may cause us to be unsuccessful in completing the acquisition and/or disposition.
We may not be successful in completing the acquisitions and/or disposition of a hotel or portfolio of hotels, which may negatively impact our business strategy. Hotel acquisitions and dispositions are typically subject to customary risks and uncertainties. In addition, there may be contingencies related to, among other items, financing, franchise or management agreements, ground leases and other agreements. There may also be issues related to a property's title or conditions that could impact the marketability of a property that we acquire or seek to divest, which could result in additional expenditures to correct. As such, we can offer no assurances as to whether any closing conditions will be satisfied on a timely basis or at all, or whether the closing of an acquisition and/or a disposition will occur for these or any other reasons.
Many real estate costs and certain hotel operating costs are fixed, even if revenue from our hotels decreases.
Many costs, such as real estate taxes, insurance premiums, maintenance costs and certain hotel operating costs generally are more fixed than variable and as a result, are not reduced even when a hotel is not fully occupied, when operations have been suspended, when room rates decrease or other circumstances cause a reduction in revenues. Thus, our profits are generally more significantly affected by economic downturns and declines in revenues. If we are unable to offset these costs with sufficient revenues across our portfolio, it could materially and adversely affect our results of operations and profitability and lead to cash flow from operations to become negative.
Risks Related to the Real Estate Industry
There are inherent risks with investments in real estate, including the relative illiquid nature of such investments.
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any hotel we desire to for the price or on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of the hotel. Moreover, the Internal Revenue Code of 1986, as amended (the "Code"), imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the safe harbors applicable to dispositions of properties by REITs require that we hold our hotels for investment, rather than primarily for sale in the ordinary course of business, and that we limit our volume of sales which may cause us to forego or defer sales of hotels that otherwise would be in our best interests. As a result in certain situations we may be motivated to structure the sale of these assets as tax-free exchanges, the requirements of which are technical and may be difficult to achieve. Therefore, we may not be able to vary our portfolio promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to service our indebtedness and/or make distributions to stockholders.
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

Investments in real estate also are subject to adverse changes in general economic conditions. The factors that could impact our hotels and the value of an investment in us are:

•risks associated with the possibility that cost increases for labor and other operating costs will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•changes in tax laws and property taxes, or an increase in the assessed valuation of a property for real estate tax purposes;
•adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting zoning, fuel and energy consumption, water and environmental restrictions, and the related costs of compliance;
•changing market demographics;
•an inability to acquire and finance real estate assets on favorable terms, if at all;
•the ongoing need for owner funded capital improvements and expenditures to maintain or upgrade hotels;
•fluctuations in real estate values or potential impairments in the value of our assets;
•acts of God, such as earthquakes, floods, hurricanes, wildfires or other uninsured losses;
•war, political conditions or civil unrest, terrorist activities or threats, mass casualty events and heightened travel security measures instituted in response to these events, pandemics; and
•changes in interest rates and availability, cost and terms of financing.
Operational Risks
The land underlying four of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We lease the land underlying four of our hotels and/or meeting facilities from third-parties as of December 31, 2020. Three of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the fourth is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these four hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 40 years. Assuming all renewal options are exercised, the average remaining term is 75 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
Several of our hotels are subject to condominium regimes or master associations with conditions, covenants, and restrictions placed on our properties; therefore, we are subject to risks associated with this type of real estate ownership.

Several of the hotels that we owned as of December 31, 2020 are subject to either a condominium regime or a master association with certain conditions, covenants, and restrictions placed on our property. The management and operation of a condominium or association is generally controlled by a board representing the owners of the individual condominium units or land making up the association, subject to the terms of the related condominium rules, by-laws, or declarations. Generally, the consent of a majority of the board members is required for any actions of the board and a unit owner’s ability to control decisions of the board are generally related to the number of units owned by such owner as a percentage of the total number of units or square footage in the condominium or association. In certain cases, we do not have a majority of votes on the condominium or association board, which result in the Company not having control of the related condominium or association. The board of managers or directors of the related condominium or association generally has discretion to make certain decisions affecting the condominium or association, and we cannot provide any assurances that we will have any control over decisions made by the board of managers or directors. Even if our designated board members, either through control of the appointment and voting of sufficient members of the condominium or association board or by virtue of other provisions in the related condominium or association documents, have consent rights over actions by the condominium associations or other owners, we cannot assure you that the condominium board will not take actions that would materially adversely affect our properties. Thus, decisions made by that board of managers or directors, including regarding assessments to be paid by the unit owners, insurance to be maintained on the condominium and many other decisions affecting the maintenance of that condominium or association, may have a significant adverse impact on our condominium or association interests. The condominium or association board is generally responsible for administration of the affairs of the condominium or association, including providing for maintenance and repair of common areas, adopting rules and regulations regarding common areas, and obtaining insurance and repairing and restoring the common areas of the property after a casualty and the condominium or association board may have the right to control the use of casualty proceeds. In addition, the board generally has the right to assess individual owners for their share of expenses related to the operation and maintenance of the common elements. In the event that an owner of another unit fails to pay its allocated assessments, we may be required to pay such assessments in order to properly maintain and operate the common elements of the property.
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

Ownership of hotels is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate properties. Access to the capital that we need to maintain and renovate existing properties and to acquire new properties is critical to the continued growth of our business and revenues and to remain competitive. We may not be able to fund capital improvements for our existing hotels or acquisitions of new hotels solely from cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to maintain our qualification as a REIT and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures or hotel redevelopment through retained earnings may be restricted. Consequently, we may have to draw down on our revolving credit facility, enter into new loans or rely upon the availability of new financing arrangements or equity capital to fund capital improvements. Our ability to access additional capital could also be limited by the terms of our revolving credit facility and the indenture governing the Senior Notes, which restricts our ability to incur debt under certain circumstances.

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
As a result of the significant reduction in demand for our hotels and resorts, a substantial number of the employees of our third-party managers were furloughed or permanently laid off in 2020, resulting in increased benefits and severance costs to us. We may have additional severance costs in the near term, which is dependent on the level of business at our properties and the actions and policies of our third-party managers.
From time to time, strikes, lockouts, boycotts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, cause us to lose guests, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our third-party managers have collective bargaining agreements with employees could be affected more significantly by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel work forces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.
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
Hotel operating expenses, such as expenses for labor (including the costs of benefits provided by our operators to hotel employees), fuel, utilities, insurance and real estate tax, and costs to comply with new and evolving cleanliness standards are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease. If we are unable to offset these decreases with sufficient revenue across our portfolio, it could materially and adversely affect our results of operations and profitability and our ability to pay distributions and to service our indebtedness could be materially and adversely affected.
Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.
In the normal course of our business, we are involved in various legal proceedings. Our third-party managers, whom we indemnify for certain costs resulting from management of our hotels, may also be involved in various legal proceedings relating to the management of our hotels. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or our third-party managers or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third-parties, including current or former third-party property owners, guests who use our properties, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third-parties fail to fulfill their contractual obligations.
Management, Franchising and Development Risks

We are dependent on the performance of the third-party hotel management companies that manage the operations of each of our hotels and could be materially and adversely affected if such third-party managers do not properly manage our hotels or otherwise act in our best interests.

In order for us to maintain our qualification as a REIT, third-parties must operate our hotels. We lease each of our hotels to our TRS lessees. Our TRS lessees, in turn, have entered into management agreements with third-party management companies to operate our hotels. We could be materially and adversely affected if any of our third-party managers fail to provide quality services and amenities, fail to maintain a quality brand name or otherwise fail to manage our hotels in our best interest, and we can be financially responsible for the actions and inactions of our third-party managers pursuant to our management agreements. In addition, our hotel managers or their affiliates may manage, and in some cases may own, may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, our hotel managers may make decisions regarding competing lodging facilities that are not in our best interests. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. If we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute, or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.

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

For example, in many of our hotel management agreements, subject to certain exceptions including force majeure events and disruption due to large scale renovations, we have a right to terminate a management agreement if the third-party manager fails to achieve certain hotel performance criteria measured over any two consecutive fiscal years, as outlined in the applicable management agreement. However, even if a third-party manager fails to perform under the terms of its respective management agreement, it generally has the option to avoid a performance termination by paying a performance deficit fee as specified in the applicable management agreement.

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

Our management and franchise agreements require us and third-party hotel managers and franchisors to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. At any given time, we may be in dispute with one or more hotel management companies or franchisors regarding various terms of our agreements. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party. In the event we terminate a management or franchise agreement early and the manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third-parties, pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.

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

If third-party hotel managers and/or franchisors consolidate through merger and acquisition transactions, we may experience undefined and unknown costs related to the integration of processes and systems, which may adversely affect our hotels. If third-party online travel agencies consolidate through merger and acquisitions this may lead to less negotiating power over contracts and/or higher costs of obtaining customers.

The result of third-party hotel managers and franchisors consolidating could adversely affect our hotels due to the undefined and unknown costs associated with the integration of property-level point of sale and back-of-house computer systems and other technology related processes, the training and other labor costs associated with the merging of labor forces, and the impact of loyalty reward point program consolidation. Additionally, the potential consolidation of third-party hotel managers and franchisors could impact our leveraging power in future management and franchise agreement negotiations. Consolidation of third-party online travel agencies could lead to less negotiating power that our third-party management companies have in setting contract terms for pricing and commissions paid to the online travel agency. The consolidation of these distribution channels may lead to reduced operating profits and/or higher costs of obtaining customers.

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

In particular, to the extent that we engage in the activities described above, they could pose the following risks to our ongoing operations:

•we may abandon such activities and may be unable to recover expenses already incurred in connection with exploring such opportunities;
•acquired, redeveloped, repositioned, renovated or re-branded hotels may not initially be accretive to our results, and we and the hotel management companies may not successfully manage newly acquired, renovated, redeveloped, repositioned or re-branded hotels to meet our expectations;
•we may be unable to quickly, effectively and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing operations;
•our redevelopment, repositioning, renovation or re-branding activities may not be completed on schedule, which could result in increased debt service and other costs and lower revenues; and

•management attention may be diverted by our acquisition, redevelopment, repositioning or re-branding activities, which in some cases may turn out to be less compatible with our growth strategy than originally anticipated.
The occurrence of any of the foregoing events, among others, could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Technology and Information Systems Risks
We are increasingly dependent on information technology, and potential cyber-attacks, unauthorized access events, security problems, or other disruptions present risks.
The third-party hotel management companies that operate our hotels rely on information technology networks and systems, including the Internet and cloud-based storage systems, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We have limited contractual ability to require our third-party management companies to implement new or enhanced cyber-security platforms. They may purchase some of their information technology from vendors, on whom our and their systems will depend, and the third-party hotel managers will rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, including personally identifiable information. We will depend upon the secure transmission of this information over public networks. Certain of our third-party hotel management companies’ networks and storage applications have already been, according to publicly released statements, and in the future may continue to be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our third-party hotel managers’ systems could harm us, and we may be financially responsible for certain damages arising out of the harm such events cause to third-parties pursuant to our management agreements. As a result, such incidents could have a material impact on our business and adversely affect our financial condition and results of operations.
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
Risks Related to Spin-Off Transaction
Potential indemnification liabilities to InvenTrust pursuant to the Separation and Distribution Agreement could materially adversely affect our operations.
The Separation and Distribution Agreement with InvenTrust provides for, among other things, the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations attributable to periods prior to, at and after the separation, and provisions governing our relationships with InvenTrust following the separation and distribution. Among other things, the Separation and Distribution Agreement provides indemnification obligations designed to make us financially responsible for all liabilities that may exist relating to the "Xenia Business", which consists of the business, operations and activities relating primarily to our portfolio and any other hotels previously owned by Xenia or InvenTrust prior to the separation, other than the Suburban Select Service Portfolio (consisting of 52 suburban select service upscale hotels), whether incurred prior to, at or after the separation and distribution. With respect to the Suburban Select Service Portfolio, notwithstanding the foregoing, we have agreed to assume the first $8 million of liabilities (including any related fees and expenses) incurred following the distribution relating to, arising out of or resulting from the ownership, operation or sale of the Suburban Select Service Portfolio and that relate to, arise out of or result from a claim or demand that is made against Xenia or InvenTrust by any person who is not a party or an affiliate of a party to the Separation and Distribution Agreement, other than liabilities arising from the breach or alleged breach by InvenTrust of certain fundamental representations made by InvenTrust to the third-party purchasers of the Suburban Select Service Portfolio. We have also agreed to assume and indemnify InvenTrust for certain tax liabilities attributable to the Suburban Select Service Portfolio. As part of our working capital at the time of distribution, InvenTrust left us with cash estimated to be sufficient to satisfy such tax obligations. As a result, we may be responsible for substantial liabilities under the Separation and Distribution Agreement.
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
Pursuant to the Separation and Distribution Agreement, InvenTrust has agreed to indemnify us for certain liabilities related to InvenTrust assets. However, third-parties could seek to hold us responsible for any of the liabilities that InvenTrust agrees to retain, and there can be no assurance that InvenTrust will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from InvenTrust any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and/or we may be temporarily required to bear these losses while seeking recovery from InvenTrust.
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
Our business strategy contemplates the use of both non-recourse secured and unsecured debt to finance long-term growth and we may use recourse debt in the future. In addition, our organizational documents contain no limitations on the amount of debt that we may incur, and our Board of Directors may change our financing policy at any time without stockholder notice or approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that:
•our cash flows from operations may be insufficient to make required payments of principal and interest;
•our debt and resulting maturities may increase our vulnerability to adverse economic and industry conditions;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;
•the terms of any refinancing may not be in the same amount or on terms as favorable as the terms of the existing debt being refinanced;
•we may be obligated to repay the debt pursuant to guarantee obligations; and

•the use of leverage could adversely affect our ability to raise capital from other sources or to make distributions to our stockholders and could adversely affect the market price of our common stock.
If we violate covenants in future agreements relating to indebtedness that we may incur, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. We are also subject to guarantees and pledges that may require us to forfeit our ownership interests in subsidiaries that own the underlying assets securing the respective loans. In addition, indebtedness agreements may require that we meet certain covenant tests in order to make distributions to our stockholders.
If we are unable to repay or refinance our existing debt, we may be unable to reinstate or increase distributions to our stockholders and our share price may be adversely affected.
Our existing and future debt may subject us to many risks, including the risks that:
•our cash flow from operations will be insufficient to make required payments of principal and interest;
•our debt may increase our vulnerability to adverse economic and industry conditions;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;
•the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and
•the terms of our debt may limit our ability to make distributions to our stockholders and therefore adversely affect the market price of our stock.
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
We have acquired properties by borrowing monies and we may, in some instances, acquire properties by assuming existing financing. We may borrow money to finance a portion of the purchase price of assets we acquire. We may also borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our REIT taxable income, subject to certain adjustments, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for U.S. federal income tax purposes. Over the long-term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.
If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced or suspended. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our investment. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action even though we would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. For any mortgages that contain cross-collateralization or cross-default provisions, more than one property may be affected by a default.
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
We have obtained, and may continue to enter into, mortgage loans that do not require us to pay principal for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal required during this period. After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or "balloon" payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we do not have funds available or are unable to refinance the obligation.
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
The credit agreements governing our revolving credit facility and our corporate credit facility term loans as well as the indenture governing our Senior Notes contain customary covenants with which we must comply, which limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, incur liens on assets, enter into new types of businesses, engage in mergers, liquidations or consolidations, sell assets, make restricted payments (including the payment of dividends and other distributions), enter into negative pledges or limitations on the ability of subsidiaries to make certain distributions or to guarantee the indebtedness under the credit agreement, engage in certain transactions with affiliates, enter into sale and leaseback transactions, make investments and capital expenditures, acquire real estate assets, enter into speculative hedging transactions, change our fiscal year and make certain payments and prepayments with respect to subordinated debt. The credit agreements also contain financial covenants relating to our maximum total leverage ratio, maximum secured leverage ratio, maximum secured recourse leverage ratio, minimum fixed charge coverage ratio, minimum consolidated tangible net worth, minimum unsecured interest coverage ratio, minimum liquidity, and set a minimum number of unencumbered properties we must own and a minimum value for such unencumbered properties. Any other credit facility or other loans that we enter into may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our continued ability to borrow under the revolving credit facility and any other credit facility that we may obtain will be subject to compliance with these covenants and our ability to meet these covenants will be adversely affected if U.S. lodging fundamentals do not continue to improve when and to the extent that we expect. In addition, our failure to comply with these covenants, as well as our inability to make required payments under the credit agreement or any future debt agreement, could cause an event of default under the credit agreement, which, if not waived, could result in the termination of the financing commitments under the credit agreement and the acceleration of the maturity of the outstanding indebtedness thereunder, or could cause an event of default under such future debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on property-level secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, the credit agreements contain, and any future debt agreements may contain, cross-default provisions with respect to certain other recourse and non-recourse indebtedness and contain certain other events of default which would similarly, in each case, give the lenders under the credit agreements the right to terminate such financing commitments and accelerate the maturity of such indebtedness under the credit agreements or give the lenders under such other agreement the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on our credit agreements or any other debt agreements, it could materially and adversely affect us.
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
Covenants applicable to current or future debt could restrict our ability to make distributions to our stockholders and, as a result, we may be unable to make distributions necessary to qualify as a REIT, which could materially and adversely affect us.
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
We have borrowed money, some of which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our indebtedness and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2020, approximately $240.5 million, or 17%, of our total debt outstanding, which includes the outstanding balance of our revolving credit facility, bore interest at variable rates which was not hedged by interest rate protection agreements. The remaining balance of our variable debt was either fixed for the entire term of the loan or for a portion of the remaining term of the loan using interest rate hedge agreements.
The LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Additionally, LIBOR may cease to be published and could be replaced by alternative benchmarks, which could impact interest rates under our debt agreements.
The United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates the London Inter-bank Offered Rate ("LIBOR"), has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. We have a substantial amount of variable rate debt and interest rate swaps indexed to LIBOR, and we may be adversely affected upon the transition away from LIBOR after 2021.
As a response to the phase-out of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (the "ARRC"), which identified the Secured Overnight Financing Rate (the "SOFR") as its preferred alternative to U.S. dollar-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. Under our interest rate swaps, we also receive LIBOR-based variable interest rate payments and make fixed interest rate payments. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower under our variable rate debt and interest rate swaps than if LIBOR were to remain available in its current form.
We are currently monitoring and evaluating the related risks, which include interest expense and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
We may finance all or a portion of the purchase price for properties that we acquire. However, to ensure that our offers are as competitive as possible, we do not expect to enter into contracts to purchase property that include financing contingencies. Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition. In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for our operations, for distributions to stockholders and for servicing our indebtedness. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest deposit money and become subject to liquidated or other contractual damages and remedies.
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
Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules adopted by the Commodity Futures Trading Commission (the “CFTC”), the Commission and other prudential regulators establish federal regulation of the over-the-counter derivatives market and entities, such as us, participating in that market. While most of these regulations are already in effect, the implementation process is still ongoing and the CFTC continues to review and refine its initial rule makings through additional interpretations and supplemental rule makings. As a result, any new regulations or modifications to existing regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.
The Dodd-Frank Act requires that certain classes of swaps be cleared on a derivatives clearing organization and traded on a Derivatives Contract Market or other regulated exchange, unless exempt from such clearing and trading requirements, which could result in the application of certain margin requirements imposed by derivatives clearing organizations and their members. The CFTC and prudential regulators have also adopted mandatory margin requirements for uncleared swaps entered into between swap dealers and certain other counterparties. While an end-user exception with respect to such mandatory clearing and margin requirements may be available, the application of the mandatory clearing and trade execution requirements and the uncleared swaps margin requirements to other market participants, such as swap dealers, may adversely affect the cost and availability of the swaps that we use for hedging.
Risks Related to Our Status as a REIT
Failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would materially increase our expenses and could impair our ability to expand our business and raise capital and reduce potential distributions to stockholders.
We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2020, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings clause". If we were to rely on a REIT "savings clause", we would have to pay a penalty tax, which could be material.
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences because:
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•we could be subject to the U.S. federal alternative minimum tax for taxable years prior to 2018 and possibly increased state and local taxes; and
•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status for the four taxable years following the year in which we failed to qualify as a REIT.
As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would likely adversely affect the value of our common stock.
Even if we continue to qualify as a REIT, we may face other tax liabilities that reduce our cash flows.
Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, our TRS, and any other TRS we form, will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.
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
To satisfy the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code, potentially reducing cash flows. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our qualification as a REIT.

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
If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we may fail to qualify as a REIT.
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
If any of our current and future hotel management companies do not qualify as "eligible independent contractors," or if our hotels are not "qualified lodging facilities," we may fail to qualify as a REIT.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets can consist of debt of publicly offered REITs (i.e. REITs that are required to file annual and period reports with the Commission under the Exchange Act) that is not secured by real property, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.
We may face risks in connection with Section 1031 Exchanges.
From time to time, we dispose of properties in transactions that are intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code ("Section 1031 Exchanges"). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. In addition, in some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders or service our indebtedness. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders, and we may be required to make a special dividend payment to our shareholders if we are unable to mitigate the taxable gains realized. Moreover, for exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date, Section 1031 of the Code permits exchanges of real property only. It is possible that additional legislation could be enacted that could further modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.
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

Risks Related to Our Common Stock
You may be restricted from acquiring or transferring certain amounts of our common stock.
The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.
In order to maintain our qualification as a REIT for each taxable year after our first taxable year as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year for each taxable year after our first taxable year as a REIT. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.
Our charter authorizes our directors to take such actions as are necessary and advisable to preserve our qualification as a REIT. Unless exempted by our Board of Directors (prospectively or retroactively), our charter prohibits any person or group (as defined in our charter) from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. Our Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in our failing to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board of Directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required in order for us to qualify as a REIT.
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
The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated differences in our operating results, liquidity, or financial condition;
•changes in our revenues, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), EBITDA real estate ("EBITDAre"), Adjusted EBITDAre ("Adjusted EBITDAre"), Funds From Operations ("FFO"), Adjusted FFO ("Adjusted FFO"), or earnings estimates;
•publication of research reports about us, our hotels, or the lodging or overall real estate industry;
•failure to meet earnings guidance that we may provide periodically or analysts’ revenue or earnings estimates;
•the extent of institutional investor interest in us;
•the reputation of REITs and real estate investments generally and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;
•additions and departures of key personnel;
•the performance and market valuations of other similar companies;
•strategic actions by us or our competitors, such as mergers, acquisitions or restructurings;

•fluctuations in the stock price and operating results of our competitors;
•the passage of legislation or other regulatory developments that adversely affect us or our industry;
•the realization of any of the other risk factors presented in this Annual Report;
•speculation in the press or investment community;
•changes in accounting principles;
•events beyond our control, such as wars, terrorist or cyber-attacks, travel-related health concerns, including pandemics, government shutdowns and closures, and natural disasters; and
•general market and economic conditions, including factors unrelated to our operating performance.
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
A large volume of sales and/or sales made by our current executive officers of shares of our common stock could decrease the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our common stock to decline.
Future sales or distributions of our common stock may negatively affect the market price of our common stock.
A large volume of sales of shares of our common stock could decrease the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of shares of our common stock are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our common stock to decline. In addition, future issuances of shares of our common stock may be dilutive to existing stockholders.
Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected or required levels, and we may need external sources in order to make such distributions, or we may not be able to make such distributions at all, which could cause the market price of our common stock to decline significantly.
Due to the material adverse impact that the COVID-19 pandemic has had on our results of operations, we suspended our quarterly distributions to holders of our common stock after the first quarter of 2020. All distributions will be made at the discretion of our Board of Directors and will depend on our historical and projected results of operations, EBITDAre, Adjusted EBITDAre, FFO, Adjusted FFO, liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under our financing arrangements and applicable law and other factors as our Board of Directors may deem relevant from time to time. No assurance can be given that our projections will prove accurate or that any level of distributions will be made or sustained or achieve a market yield. We may not be able to make distributions in the future or may need to consider various funding sources to cover any shortfall, including borrowing under the revolving credit facility, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable share dividends. Any of the foregoing could cause the market price of our common stock to decline significantly.
Additionally, the terms of the revolving credit facility and the corporate credit facility term loans (together with the revolving credit facility, the “corporate credit facilities”), as well as the indenture governing the Senior Notes (the “indenture”), limit our ability to make dividends, distributions and other restricted payments during certain periods. The corporate credit facilities restrict the Operating Partnership from making any dividend or other distribution with respect to any of its equity interests, except under limited circumstances, including to us for the payment of our operating costs and general and administrative expenses and to the Operating Partnership’s partners, including us, in an amount per fiscal year required to maintain our REIT status or of up to one cent per share of our common stock per fiscal quarter, whichever is greater. These restrictions will remain in effect until the Operating Partnership is able to demonstrate compliance with its financial covenants under the corporate credit facilities for the period ending March 31, 2022, unless the existing covenant waiver period is earlier terminated. The indenture contains similar terms and limitations. These limitations could cause the market price of our common stock to decline significantly.
Future additional issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities (including Operating Partnership Units and preferred equity securities), which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our common stock.
In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before common stockholders. If we incur additional debt in the future, our future interest costs could increase, and adversely affect our liquidity, FFO, Adjusted FFO and results of operations. In March 2018, we established our ATM program with a syndicate of five banks ("Agents"), pursuant to which we may sell, from time to time, up to an aggregate sales price on $200 million to or through the Agents. From time to time, we may refresh or implement a new at-the-market program. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including Operating Partnership Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.
Your percentage ownership in us may be diluted in the future.
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, issuances pursuant to our ATM program and equity awards that may be granted to our directors, officers, employees, and consultants. Our Board of Directors has approved an Incentive Award Plan (the "Plan"), which provides for the grant of cash and equity-based awards to our directors, officers, employees, and consultants. We reserved 9,000,000 shares of our common stock for issuance or transfer pursuant to awards under the Plan, which may be amended from time to time and may increase the number of shares of our common stock for issuance. For a more detailed description of the Plan, see "Part III-Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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
The market price of our common stock may be influenced by the dividend yield on our common stock (i.e. the amount of our annual distributions as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently low compared to historical levels, may lead prospective purchasers of our common stock to expect a higher distribution yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our net income and cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.

Risks Related to Our Organization and Corporate Structure
Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit our stockholders’ recourse in the event of actions not in our stockholders’ best interests.
Under Maryland law, generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interest and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted in accordance with this standard of conduct. In addition, our charter eliminates the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
Certain provisions of the Maryland General Corporation Law, or "MGCL", may have the effect of deterring a third-party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:
•"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or super majority stockholder voting requirements on these combinations; and
•"control share" provisions that provide that "control shares" of our company (defined as voting shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
We own 97.9% of the Operating Partnership Units and the remaining 2.1% of the Operating Partnership Units are owned by the other limited partners comprised of our current executive officers and members of our Board of Directors. However, in connection with our future acquisition of properties or otherwise, we may issue Operating Partnership Units to third-parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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
Our charter permits our Board of Directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third-party from acquiring us.
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
Provisions in the partnership agreement for our Operating Partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third-parties from making proposals involving an unsolicited acquisition of us or a change in our control, although some stockholders might consider such proposals, if made, desirable.
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
General Risks
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

Under the Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder ("ADA"), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, which could result in substantial capital expenditures, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages.

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

In addition, our hotels are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals and cleaning solvents for on-site dry cleaners). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements, as well as claims from contamination or exposure to harmful substances or environmental conditions.

Certain of our hotels contain, and those that we acquire in the future may contain, or may have contained, asbestos-containing material ("ACM"). Federal, state and local environmental, health and safety laws require that ACM be properly managed and maintained, and include requirements to undertake special precautions, such as removal or abatement, if ACM would be disturbed during maintenance, renovation or demolition of a building. Such laws regarding ACM may impose fines and penalties on building owners, employers and operators for failure to comply with these requirements. In addition, third-parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our hotels could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation, as well as make some of our rooms (or, in extreme cases, entire hotels) unavailable for extended periods, adversely affecting our revenues. In addition, the presence of significant mold or other airborne contaminants could expose us to liability to third-parties if property damage or personal injury occurs.

Liabilities and costs associated with environmental contamination at, on, under or emanating from our properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could materially and adversely affect us. We can make no assurances that changes in current laws or regulations or future laws or regulations will not impose additional or new material environmental liabilities or that the current environmental condition of our hotels will not be affected by our operations, the condition of the properties in the vicinity of our hotels, or by third-parties unrelated to us. Adverse environmental conditions at any of our properties could also result in injury to our reputation and reduce our revenues. The discovery of material environmental liabilities or other environmental conditions at our properties could subject us to unanticipated significant costs and reduce our revenues, which could significantly reduce or eliminate our profitability and the cash available for distribution to our stockholders.

We face risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our properties, operations and business.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our properties, operations and business. Climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotel properties, operations or business. To the extent climate change causes changes in weather patterns, our coastal markets could also experience increases in storm intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards.

Uninsured and underinsured losses at our hotels could materially and adversely affect our revenues and profitability.

We intend to maintain or require our third-party management companies to maintain comprehensive insurance on each of our current hotels and any hotels that we acquire, including liability, cyber, fire, and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates and/or acceptable terms. Various types of catastrophic losses, like windstorms, earthquakes, wildfires, and floods caused by climate change or otherwise, and losses from foreign and domestic terrorist activities and mass casualty events may not be insurable, subject to higher deductibles, or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance at our sole cost. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.

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

In addition, insurance risks associated with potential acts of terrorism and catastrophic and mass casualty events could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, U.S. insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our hotels. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth.

Market disruptions may adversely impact many aspects of our operating results and operating condition.

During the global economic downturn that began in 2008, and following the onset of the COVID-19 pandemic in 2020, the domestic financial markets experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. If there are periods of volatility and weakness in the capital and credit markets in the future, the availability of debt financing could decline. Our business may be affected by market and economic challenges experienced by the U.S. or global economy or real estate industry as a whole or by the local economic conditions in the markets in which our hotels are located, including the dislocations in the credit markets and general global economic recession. For the following and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments. Specifically, these conditions may have the following consequences:

•credit spreads for major sources of capital may widen if stockholders demand higher risk premiums or interest rates could increase, due to inflationary expectations, resulting in an increased cost for debt financing;
•our ability to borrow on terms and conditions that we find acceptable may be limited, which could result in our hotels generating lower overall economic returns and a reduced level of cash flow from what was anticipated at the time we acquired the asset, which could potentially impact our ability to make distributions to our stockholders, service our indebtedness or pursue acquisition opportunities, among other things;
•the amount of capital that is available to finance hotels could diminish, which, in turn, could lead to a decline in hotel values generally, slow hotel transaction activity, and reduce the loan to value ratio upon which lenders are willing to lend;
•the value of certain of our hotels may decrease below the amounts we paid for them, which would limit our ability to dispose of hotels at attractive prices or to obtain debt financing secured by these hotels and could reduce our ability to finance our business;
•the value and liquidity of short-term investments, if any, could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for these investments or other factors; and
•one or more counterparties to derivative financial instruments that we may enter into could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2020, we owned a portfolio of 35 hotels and resorts across 15 states. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring uniquely positioned luxury and upper upscale hotels and resorts primarily in the Top 25 lodging markets and key leisure destinations in the U.S.
Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 88.6% of our rooms operating under Marriott, Hyatt or Kimpton brands. The following table sets forth our brand affiliations as of December 31, 2020:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	5	586	5.9%
Marriott	4	1,801	18.0%
Renaissance	1	522	5.2%
The Ritz-Carlton	2	567	5.7%
Westin	2	875	8.7%
Subtotal	14	4,351	43.5%

Hyatt
Andaz	3	451	4.5%
Hyatt Centric	1	120	1.2%
Hyatt Regency	4	2,377	23.7%
Park Hyatt	1	327	3.3%
The Unbound Collection	1	119	1.2%
Subtotal	10	3,394	33.9%

Kimpton	7	1,124	11.2%

Fairmont	2	730	7.3%

Loews	1	285	2.8%

Hilton - Waldorf Astoria	1	127	1.3%

Total portfolio	35	10,011	100%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2020(1):

Hotel	Rooms	Year Acquired/Opened	State	Brand Affiliation	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah	151	2013	GA	Hyatt	Hyatt	L
Bohemian Hotel Celebration, Autograph Collection	115	2013	FL	Marriott	Kessler	UU
Bohemian Hotel Savannah Riverfront, Autograph Collection	75	2012	GA	Marriott	Kessler	UU
Fairmont Dallas	545	2011	TX	Fairmont	Accor	L
Fairmont Pittsburgh	185	2018	PA	Fairmont	Accor	L
Grand Bohemian Hotel Charleston, Autograph Collection	50	2015	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, Autograph Collection	99	2015	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, Autograph Collection(4)	247	2012	FL	Marriott	Kessler	UU
Hyatt Centric Key West Resort & Spa	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Grand Cypress	779	2017	FL	Hyatt	Hyatt	UU
Hyatt Regency Portland at the Oregon Convention Center	600	2019	OR	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara(5)	505	2013	CA	Hyatt	Hyatt	UU
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch	493	2017	AZ	Hyatt	Hyatt	UU
Kimpton Canary Hotel Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Chicago	191	2013	IL	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Denver	189	2013	CO	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Kimpton Hotel Palomar Philadelphia(4)	230	2015	PA	Kimpton	Kimpton	UU
Kimpton Lorien Hotel & Spa	107	2013	VA	Kimpton	Kimpton	UU
Kimpton RiverPlace Hotel	85	2015	OR	Kimpton	Kimpton	UU
Loews New Orleans Hotel	285	2013	LA	Loews	Loews	L
Marriott Charleston Town Center(5)	352	2011	WV	Marriott	Marriott	UU
Marriott Dallas Downtown	416	2010	TX	Marriott	Marriott	UU
Marriott San Francisco Airport Waterfront(4)	688	2012	CA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	345	2007	TX	Marriott	Marriott	UU
Park Hyatt Aviara Resort, Golf Club & Spa	327	2018	CA	Hyatt	Hyatt	L
Renaissance Atlanta Waverly Hotel & Convention Center(4)	522	2012	GA	Marriott	Renaissance	UU
The Ritz-Carlton, Denver	202	2018	CO	Marriott	Marriott	L
The Ritz-Carlton, Pentagon City(4)(5)	365	2017	VA	Marriott	Marriott	L
Royal Palms Resort & Spa, The Unbound Collection by Hyatt	119	2017	AZ	Hyatt	Hyatt	L
Waldorf Astoria Atlanta Buckhead	127	2018	GA	Hilton	Hilton	L
Westin Galleria Houston	469	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria	406	2013	TX	Marriott	Westin	UU
(1)    Includes only the hotels in our portfolio as of December 31, 2020. See "Basis of Presentation."
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
(3)    "L" refers to Luxury and "UU" refers to Upper Upscale
(4)    This property is subject to mortgage debt as of December 31, 2020.
(5)    This hotel is subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements- Ground Leases" for more information.

Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 35 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a management agreement with an independent third-party hotel management company. Approximately 15% of our portfolio (by room count as of December 31, 2020), which we refer to as "franchised hotels", are also operated under distinct franchise agreements, two of which are with an affiliate of the hotel’s management company. Approximately 85% of our portfolio (by room count as of December 31, 2020) are operated pursuant to a management agreement, which we refer to as "brand-managed hotels."
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
Of our brand-managed hotels, approximately 40% of our hotels (by room count as of December 31, 2020) are managed by Marriott and its affiliates, approximately 36% are managed by Hyatt, approximately 12% are managed by Kimpton, and the rest are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term of between 20 to 30 years, and have an average remaining term of approximately 12 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. Including the exercise of all renewal options the average remaining term of our management agreements is approximately 26 years.
Fees
Our management agreements for brand-managed hotels typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fee is typically 3.0% of gross hotel revenues or receipts, but ranges from approximately 2.0% to 4.0%, the highest of which also include fees for additional non-management services. The incentive management fees range from 8% to 35% of net operating income (or other similar metrics, such as gross operating profit, as defined in the management agreement) remaining after deducting a priority return typically equal to 8.5% to 11% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies in a majority of the agreements. Our management agreements also require the maintenance of a capital reserve fund ranging between 3% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels. In response to the COVID-19 pandemic, substantially all of our brand-managed hotels temporarily waived our contribution requirements for the capital reserve funds and permitted us to use the capital reserve funds for hotel working capital or payment of impositions, subject to replenishment at a future date.
Termination Events
Performance Termination
Most of our management agreements for our brand-managed hotels align our interests with those of the management company by providing us with a right to terminate the agreement if the management company fails to achieve certain criteria relating to the performance of the hotel. We generally may have the opportunity to elect to terminate an agreement due to performance if, during any two consecutive year period, (i) the hotel fails to achieve a specified amount of operating profit, and (ii) certain operating metrics of the hotel, as compared to a competitive set of hotels in the relevant local market as agreed between the parties, fail to exceed a specified threshold as set forth in the applicable management agreement. In substantially all of the management agreements for brand-managed hotels, the management company has a right to avoid a performance termination by paying an amount equal to the amount by which the operating profit for the two-year period was less than the performance termination threshold, as set forth in the applicable management agreement. In some cases, our right to terminate a management agreement based on performance is subject to certain exceptions related to force majeure events and/or disruption due to large scale renovations.
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
Management Agreements for Franchised Hotels
Our franchised hotels are managed by various third-party management companies, which are either independent or are affiliated with a hotel brand. As in our management agreements for brand-managed hotels, the management company controls the day-to-day operations of each hotel, and we are granted limited approval rights with respect to certain of the management company’s actions, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.
Term
Our management agreements for franchised hotels generally contain initial terms between 10 and 15 years with an average remaining initial term of approximately four years. None of these agreements contemplate a renewal or extension of the initial term or can be extended without our consent.
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 2.0% to 3.0% of gross hotel revenue, with some base fees increasing over time. The incentive management fees range from 10% to 30% of net operating income (or other similar metrics, as defined in the management agreement) remaining after deducting a priority return typically equal to 9.25% of our total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements.
Termination Events
Performance Termination

As with our management agreements for brand-managed hotels, most of the management agreements for franchised hotels provide us with a right to terminate the agreement if the management company fails to achieve certain criteria relating to the performance of the hotel. Generally, we may have the opportunity to initiate a performance termination if, during any two consecutive year period, (i) the hotel fails to achieve a specified amount of operating profit, and/or (ii) certain operating metrics of the hotel, as compared to a competitive set of hotels in the relevant local market as agreed between the parties, fail to exceed a specified threshold as set forth in the applicable management agreement. In some of the management agreements for franchised hotels, the management company has a right, which can usually be exercised no more than once per hotel, to avoid a performance termination by paying an amount specified in the applicable management agreement. In some cases, our right to terminate a management agreement for a franchised hotel based on performance is subject to certain exceptions related to force majeure events and/or disruption due to large scale renovations.
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
Sale of a Hotel
Under the management agreements for franchised hotels, in order to sell a hotel, we must terminate the management agreement and pay a fee to the management company. However, in some cases, we may avoid such fees if the new owner is either assigned the agreement or enters into a new agreement with the management company.
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
Term
Our franchise agreements contain initial terms of 15 to 20 years, with an average remaining initial term of approximately eight years. None of our franchise agreements contemplate any renewals or extensions of the initial term.
Fees
Our franchise agreements require that we pay a royalty fee ranging between 3% and 6.5% of the rooms revenue of the applicable hotel and, in some cases, an additional fee of 2% on gross food and beverage revenue or an additional marketing, reservation or other program fee of 1.5% of the gross rooms revenue as well as other fees. In addition, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards. Under certain agreements, such expenditures are mandated at set periods, with at least some level of expenditure required every five to six years. Many franchise agreements also require the maintenance of a capital reserve fund of 4% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels. In response to the COVID-19 pandemic, the franchisor temporarily waived our contribution requirements for the capital reserve funds and permitted us to use the capital reserve funds for hotel working capital, subject to replenishment at a future date.

Termination Events
Our franchise agreements provide for termination at the applicable franchisor’s option upon the occurrence of certain events, including, among others: the failure to maintain brand standards; the failure to pay royalties and fees or to perform other obligations under the franchise license; bankruptcy; and abandonment of the franchise or a change of control. In the event of such termination, we are required to pay liquidated damages.
Guarantee and Franchisor Rights
The TRS lessee that is the franchisee is responsible for making all payments to the franchisor under the applicable franchise agreement; however, Xenia Hotels & Resorts, Inc., XHR LP and/or the corresponding property-owning subsidiary generally guarantee the TRS lessee’s obligations under the franchise agreements. In addition, some of the franchise agreements require that we provide the franchisor with a right of first refusal in the event of certain sales or transfers of a hotel, and almost all of our agreements provide the franchisor the right to approve any change in the hotel’s management company.
TRS Leases
In order for us to maintain our qualification as a REIT, neither our company nor any of our subsidiaries, including the Operating Partnership, may directly or indirectly operate our hotels. Subsidiaries of our Operating Partnership, as lessors, lease our hotels to our TRS lessees, which, in turn, are parties to the existing management agreements with third-party hotel management companies for each our hotels. In response to the COVID-19 pandemic, we abated rent payable under substantially all of the TRS leases and will recommence rent payments at a date to be determined.

Ground Leases

The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2020 associated with land underlying our hotels and meeting facilities that we lease from third-parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent(1)	Base Rent Increases at Renewal	Lease Type
Ground lease: Entire Property
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years(2)	$62,013	No increase unless lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
Marriott Charleston Town Center	December 11, 2067	4 x 10 years	$5,000	No increase unless hotel is expanded beyond 356 guest rooms, at which time rent shall increase on a pro rata basis(3)	Triple Net
The Ritz-Carlton, Pentagon City	May 7, 2040	2 x 25 years	$53,375	Fair market rent adjustment at commencement of lease renewal	Triple Net
Ground lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights(4)	$11,060(4)	Not applicable	Triple Net
(1)    In addition to minimum rent, the Company may owe percentage rent. In particular, Hyatt Regency Santa Clara incurs percentage rent based on a percentage of rooms revenue and ballroom receipts, which has exceeded the minimum base rent for the years ended December 31, 2019, and 2018. Marriott Charleston Town Center, per an amendment signed in December 2017, incurs supplemental rent equal to the greater of (i) 0.5% of annual gross revenues or (ii) $85 thousand. The Ritz-Carlton, Pentagon City incurs the greater of (i) minimum base rent or (ii) five percent (5%) of rooms revenues, which has exceeded minimum base rent for the years ended December 31, 2019 and 2018.
(2)    The Company has a right of first refusal to purchase all or a portion of certain areas covered by the two separate leases.

(3)    If the hotel room count is increased from 356 to 500, the new annual base rent will increase to $85 thousand.
(4)     The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index. The monthly minimum or base rent in this chart is for the period from January 1, 2020 through December 31, 2020.
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
Shareholder Information
As of February 26, 2021, there were 12,632 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by banks, brokers and other financial institutions. Also as of February 26, 2021, there were 11 holders (other than our Company) of our Operating Partnership Units comprising certain of our current executive officers and members of our Board of Directors, which includes unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives. Of the 2,494,560 LTIP Units outstanding at December 31, 2020, 1,000,102 units had vested and were eligible for redemption. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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
Dividends
Although our ability to make distributions is currently limited by the provisions of our corporate credit facility amendments, over the long-term we anticipate making regular quarterly distributions to stockholders. To maintain our qualification as a REIT, we must distribute to our stockholders an amount at least equal to:
i.90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with Generally Accepted Accounting Principles ("GAAP")); plus
ii.90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less
iii.any excess non-cash income (as determined under the Code).
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
Our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. Distributions will be made in cash to the extent cash is available for distribution. We may not be able to generate sufficient cash flows to pay distributions to our stockholders. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including borrowing under our revolving credit facility, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable common stock dividends.
The method used by common stockholders to receive distributions may affect the timing of the distributions. The Company treats all stockholders as constructively receiving distributions on the distribution date, regardless of the distribution method chosen by the stockholder. To change the method used to receive distributions a stockholder may contact the Company or its transfer agent, Computershare, to obtain a Xenia Change of Distribution Election form. Contact information can be found on the "Investor Relations" page of our website under "Investor Information".
In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions and our Board of Directors could change our distribution policy in the future.

The following tables set forth information regarding the declaration, payment and income tax characterization of distributions paid per share for the years ended December 31, 2020 and 2019.
Common Stock
The Company paid the following dividends on common stock during the year ended December 31, 2020 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2020	March 31, 2020	April 15, 2020
(1)    For income tax purposes, dividends paid per share on our common stock in 2020 were 100% nontaxable return of capital.
The Company paid the following dividends on common stock during the year ended December 31, 2019 (2):

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
The following graph provides a comparison of the cumulative total return on our common shares from February 4, 2015, to the NYSE closing price per share on December 31, 2020, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on February 4, 2015 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

Total Return Performance
$200
$150
$100
$50
$0
Index Value
02/04/15
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Xenia Hotels & Resorts, Inc.
DJUSHL REIT Index
Russell 2000 Index
FTSE NAREIT Equity Index

The actual returns shown on the graph above are as follows:

		Value of Investment at December 31,
Name	February 4, 2015	2015	2016	2017	2018	2019	2020
Xenia Hotels & Resorts, Inc.	$100.00	$77.55	$105.36	$123.98	$102.64	$136.08	$99.80
DJUSHL REIT Index	100.00	72.24	85.80	88.55	73.63	80.77	53.93
Russell 2000 Index	100.00	95.34	113.91	129.44	112.33	140.04	165.75
FTSE NAREIT Equity Index	100.00	96.85	105.21	114.34	109.71	141.16	123.84
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $175 million of the Company’s outstanding common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. The Company is not obligated to repurchase any dollar amount or any number of shares of common stock, and repurchases may be suspended or discontinued at any time. The Company is currently prohibited under the terms of its corporate credit facility amendments from making repurchases of its common stock until it has achieved compliance with applicable debt covenants and the covenant waiver period ends.
During the year ended December 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the years ended December 31, 2019 and 2018. As of December 31, 2020, the Company had approximately $94.7 million remaining under its share repurchase authorization.

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
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Revenues:
Rooms revenues	$217,960	$686,485	$659,697	$623,331	$653,944
Food and beverage revenues	105,857	382,031	335,723	266,977	246,479
Other revenues	45,959	80,571	62,787	54,969	49,737
Total revenues	$369,776	$1,149,087	$1,058,207	$945,277	$950,160
Expenses:
Rooms expenses	71,986	162,853	154,716	142,561	146,050
Food and beverage expenses	93,487	247,487	214,935	173,285	161,699
Other direct expenses	12,996	30,076	19,677	14,438	12,848
Other indirect expenses	161,418	285,920	254,881	229,957	224,779
Management and franchise fees	11,646	46,521	45,553	43,459	47,605
Total hotel operating expenses	$351,533	$772,857	$689,762	$603,700	$592,981
Depreciation and amortization	146,511	155,128	157,838	152,977	152,418
Real estate taxes, personal property taxes and insurance	50,955	50,184	47,721	44,310	46,248
Ground lease expense	2,031	4,403	4,882	5,848	5,447
General and administrative expenses	30,402	30,732	30,460	31,552	31,374
Gain on business interruption insurance	—	(823)	(5,043)	(559)	—
Acquisition, terminated transaction and pre-opening expenses	994	954	763	1,578	154
Impairment and other losses	29,044	24,171	—	2,254	10,035
Total expenses	$611,470	$1,037,606	$926,383	$841,660	$838,657
Operating (loss) income	$(241,694)	$111,481	$131,824	103,617	111,503
Gain (loss) on sale of investment properties	93,630	(947)	123,540	50,747	30,195
Other income	28,911	895	1,162	853	3,377
Interest expense	(61,975)	(48,605)	(51,402)	(46,294)	(48,113)
Loss on extinguishment of debt	(1,625)	(214)	(599)	(274)	(5,155)
Net (loss) income before income taxes	$(182,753)	$62,610	$204,525	$108,649	$91,807
Income tax benefit (expense)	15,867	(5,367)	(5,993)	(7,833)	(5,077)
Net (loss) income	$(166,886)	$57,243	$198,532	$100,816	$86,730
Less: Net loss (income) attributable to non-controlling interests	$3,556	$(1,843)	$(4,844)	$(1,954)	$(875)
Net (loss) income attributable to common stockholders	$(163,330)	$55,400	$193,688	$98,862	$85,855

	Year Ended December 31,
	2020	2019	2018	2017	2016
Basic and diluted (loss) earnings per share:
Net (loss) income per share available to common stockholders - basic and diluted	$(1.44)	$0.49	$1.75	$0.92	$0.79
Weighted-average number of common shares (basic)	113,489,015	112,636,123	110,124,142	106,767,108	108,012,708
Weighted-average number of common shares (diluted)	113,489,015	112,918,598	110,377,734	107,019,152	108,142,998
Selected Balance Sheet Data as of December 31,
Net investment properties, excluding assets held for sale(1)	$2,568,468	$2,926,370	$2,875,146	$2,690,855	$2,443,589
Cash and cash equivalents	$389,823	$110,841	$91,413	$71,884	$216,054
Dividends declared on common stock / units	$31,561	$126,129	$123,408	$118,369	$119,270
Total assets	$3,079,603	$3,263,006	$3,170,087	$3,115,308	$2,860,345
Total debt, net and excluding held for sale(2)	$1,374,480	$1,293,054	$1,155,088	$1,322,593	$1,077,132
Total equity	$1,566,863	$1,775,158	$1,852,705	$1,645,086	$1,651,567
Other Financial Data:
Adjusted EBITDAre attributable to common stock and unit holders(2)	$(51,733)	$302,118	$299,813	$270,286	$287,328
Adjusted FFO attributable to common stock and unit holders(2)	$(93,967)	$250,598	$245,399	$219,978	$238,241
(1)    As of December 31, 2017, excludes the assets held for sale related to the Aston Waikiki Beach Hotel, which was sold in March 2018. As of December 31, 2016, these assets were included in net investment properties.
(2)    See "Non-GAAP Financial Measures" below in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a detailed description and reconciliation of Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders and a description of how these performance measures are useful to investors as key supplemental measures of our operating performance.

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
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the Top 25 lodging markets as well as key leisure destinations in the U.S. As of December 31, 2020, we owned 35 hotels and resorts, comprising 10,011 rooms, across 15 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, and Hilton, and The Kessler Collection.
We plan to grow our business through a differentiated acquisition strategy, aggressive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected hotel revenue growth. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities that best fit our investment criteria. We primarily own and pursue hotels and resorts in the luxury and upper upscale hotel segments that are affiliated with premium leading brands, as we believe that these segments yield attractive risk-adjusted returns. Within these segments, we focus on hotels and resorts that will provide guests with a distinctive lodging experience and that are tailored to reflect local market environments.
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
Impact of COVID-19 on our Business
In January 2020, confirmed cases of novel coronavirus and related respiratory disease (“COVID-19”) started appearing in the United States. By March 11, 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement multi-step policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. Between March and April 2020, the Company temporarily suspended operations at 31 of our hotels and resorts. The Company’s remaining eight properties continued operating at levels which reflected the significantly reduced demand levels. Between May and September 2020, the Company recommenced operations at 29 of our hotels and resorts. One additional hotel recommenced operations in October 2020 and four hotels were sold in the fourth quarter of 2020. As a result, as of December 31, 2020, 34 of our 35 hotels and resorts were open and operating and Hyatt Regency Portland at the Oregon Convention Center is currently the Company's only hotel with suspended operations.
Leisure demand gradually improved during the second half of 2020, however, many markets throughout the country began to experience a resurgence in COVID-19 case counts and hospitalizations and have reimplemented or strengthened closures, quarantines, shelter-in-place orders and social distancing requirements, which have continued into 2021. Business transient and group demand has been limited and, consistent with trends throughout the U.S. lodging industry, continues to lag in recovery. The vast majority of our hotel portfolio's group business for the year was canceled, and the Company does not expect that this business will be rebooked in the future. This led to total portfolio occupancy of 27.1% for the year ended December 31, 2020. We have also experienced ongoing cancellations and marginal new booking activity in 2021.
Our portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, along with amenities, including spas and golf courses, the majority of which have resumed operations in accordance with state and local ordinances. However, these amenities could be impacted again in the future in order to comply with state and local ordinances, restrictions and safety measures to address resurgences of the pandemic and/or to accommodate reduced levels of demand. We currently expect that the recovery in lodging demand, particularly with respect to business transient and group business, will be gradual, and likely inconsistent, and may lag behind the recovery of other industries. Factors such as public health, availability and effectiveness of COVID-19 vaccines and therapeutics, and the geopolitical environment may impact the timing, extent and pace of such recovery. As a result of COVID-19, our revenues have declined significantly during 2020 compared to 2019.
We expect the recovery to historical levels will take several years. Further, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. Additionally, we expect the effects of the pandemic could materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as to cause us to scale back or delay planned renovations and other projects. We also cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic becomes, or if a resurgence occurs, the greater the material adverse impact on our business, operating margins, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to equity and credit markets and our ability to service our indebtedness.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
Market Outlook
The impact of COVID-19 on the global and U.S. economy and the travel industry in particular has been unprecedented, causing a severe impact to our operations beginning in the first quarter of 2020. The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which decreased at an annual rate of approximately 3.5% during 2020, according to the U.S. Department of Commerce, which was a substantial slowdown in comparison to an annual growth rate of approximately 2.1% during 2019. The decline in GDP during the year ended December 31, 2020 was primarily attributed to the impact of the COVID-19 pandemic. During the fourth quarter of 2020, GDP increased at an annual rate of 4.1% which reflected both an economic recovery from the sharp declines earlier in the year and the ongoing impact of the COVID-19 pandemic, including new restrictions and closures that took effect in some areas of the United States. The increase during the fourth quarter was attributed to increases in exports, nonresidential fixed investment, personal consumption expenditures (PCE), residential fixed investment, and private inventory investment that were partly offset by decreases in state and local government spending and federal government spending. In addition, the unemployment rate steadily improved from 14.8% in April 2020 to 6.7% in December 2020.
However, the U.S. lodging industry has been more significantly and acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the U.S. economy in the second half of 2020 which is largely due to the persistence of the COVID-19 pandemic, continued governmental restrictions on travel and large gatherings to address the pandemic, and the pandemic-related sentiment towards business and leisure travel. During the year ended December 31, 2020, industry demand declined 35.7% and hotel supply declined by 3.6%. The significant reduction in demand led to unprecedented declines in industry RevPAR for the year ended December 31, 2020 of 47.5%, which was driven by a decline in occupancy of 33.3% coupled with a 21.3% decline in ADR. All U.S. data for the year ended December 31, 2020 are per industry reports.
Given inherent uncertainties regarding the lodging industry outlook, there can be no assurances that any increases or decreases in hotel revenues or earnings at our properties will occur, for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. or global economy, persisting impacts of the COVID-19 pandemic, changes in travel patterns for business and leisure, or volatility in the energy and/or technology industries. See "Part I-Item 1A. Risk Factors."
Significant Events
The following events were significant during the year ended December 31, 2020:
•The COVID-19 pandemic began severely impacting our hotels and resorts during the first quarter of 2020, which led to the Company temporarily suspending operations at 31 of our hotels and resorts. The Company’s remaining eight properties continued operating at levels which reflected the significantly reduced demand levels. Between May and September 2020, the Company recommenced operations at 29 of our hotels and resorts. One additional hotel recommenced operations in October 2020 and four hotels were sold in the fourth quarter of 2020. As a result, as of

December 31, 2020, 34 of our 35 hotels and resorts were open and operating and Hyatt Regency Portland at the Oregon Convention Center is currently the Company's only hotel with suspended operations.
•During 2020, the Company received $28.8 million in forfeited deposits related to terminated contracts to sell Renaissance Atlanta Waverly Hotel & Convention Center, Renaissance Austin Hotel and a portfolio of seven Kimpton hotels, which included Kimpton Canary Hotel Santa Barbara, Kimpton Hotel Monaco Chicago, Kimpton Hotel Monaco Denver, Kimpton Hotel Monaco Salt Lake City, Kimpton Hotel Palomar Philadelphia, Kimpton Lorien Hotel & Spa, and Kimpton RiverPlace Hotel. The Company recognized the $28.8 million as other income, which is included in other income on the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2020. Renaissance Austin Hotel was later sold during the fourth quarter of 2020 as discussed below.
•In the first and second quarters of 2020, the Company recorded a goodwill impairment charge of $20.1 million, which was attributed to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic had, and was expected to continue to have, on the results of operations at each hotel coupled with changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotels.
•In the second quarter of 2020, the Company completed amendments to each of its corporate credit facility agreements and modifications to seven of its eight mortgage loans. The modification to the eighth mortgage loan was completed in July. The terms of the amendments to the mortgage loans varied by lender, and included items such as the deferral of monthly interest and/or principal payments for three to nine months, temporary elimination of requirements to make furniture, fixture and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixture and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods.
•In August 2020, the Company issued $300 million of Senior Notes at a price equal to 100% of face value. We utilized the majority of the net proceeds from the Senior Notes to repay a portion of our revolving credit facility and a portion of our two corporate credit facility term loans maturing in 2022. In October 2020, we completed a $200 million add-on offering of the Senior Notes under the existing indenture at a price equal to 100.25% of face value with identical terms (other than issue date and offering price). The net proceeds from the additional Senior Notes, along with cash on hand, were used to repay the remaining balance of our two corporate credit facility term loans maturing in 2022 and the mortgage loan collateralized by Marriott Dallas Downtown.
•During the third quarter of 2020, the Company recorded an impairment loss of approximately $8.9 million on Renaissance Austin Hotel based on the expectation that the hotel would be sold for less than its carrying value.
•In October 2020, upon the repayment of the two corporate credit facility term loans maturing in 2022 and completion of the offering of additional Senior Notes, the Company further amended its corporate credit facilities, which included increased commitments under the revolving credit facility through February 2022 and a two year extension of the maturity date through February 2024, extended the waiver period for the testing of financial covenants through year end 2021 and extended the modification of certain financial covenants, once quarterly testing resumes, through the first quarter in 2023, modified the application of mandatory prepayments, and extended the minimum liquidity covenant through the second quarter of 2022.
•In the fourth quarter of 2020, the Company sold Residence Inn Boston Cambridge, Marriott Napa Valley Hotel & Spa, Hotel Commonwealth, and Renaissance Austin Hotel for a total gross sales price of approximately $391 million. The buyer of Residence Inn Boston Cambridge assumed the mortgage loan collateralized by the hotel, which amounted to approximately $60.3 million. The net proceeds from these dispositions were used to repay a portion of the revolving credit facility and for general corporate purposes.
•While the Company reduced its capital spending budget to preserve liquidity during 2020, approximately $69.2 million was invested in select portfolio improvements, which we believe will drive positive performance at these properties in the future. These projects included the completion of a majority of the transformational renovation at Park Hyatt Aviara Resort, Golf Club & Spa, the guestroom renovation at Marriott Woodlands Waterway Hotel & Convention Center, as well as the renovation of the existing ballroom and meeting space at Hyatt Regency Grand Cypress.
Our Customers
We generate a significant portion of our revenue from the following broad customer groups: transient business, group business and contract business. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be more affected by trends in business travel than trends in leisure demand. Group business represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. Contract business refers to blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates. Airline crews have historically been typical generators of contract demand at some of our hotels. Additionally, contract rates may be utilized by hotels that are located in markets that are experiencing consistently lower levels of demand.
Our Revenues and Expenses
Revenues
Our revenues are derived from hotel operations and are composed of the following sources:
•Rooms revenues - Represents the sale of rooms at our hotel properties and accounts for a substantial majority of our total revenue. Occupancy and ADR are the major drivers of rooms revenues. The business mix and distribution channel mix of the hotels are significant determinants of ADR.
•Food and beverage revenues - Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s food and beverage outlets).
•Other revenues - Represents ancillary revenue such as parking, resort or destination amenity fees, golf, spa services, telephone and other guest services and tenant leases. Occupancy and the nature of amenities at the property are the main drivers of other revenue.
Expenses
Our operating expenses consist of costs to provide hotel services and corporate-level expenses. The following are components of our expenses:
•Rooms expenses - These costs include housekeeping wages, payroll taxes, room supplies, laundry services and front desk costs. Similar to rooms revenues, occupancy is the major driver of rooms expense and as a result, rooms expense has a significant correlation to rooms revenues. These costs as a percentage of revenue can increase based on increases in salaries, wages and benefits, as well as on the level of service and amenities that are provided. Rooms expenses also includes costs for severance and furloughed employee benefits.
•Food and beverage expenses - These expenses primarily include food, beverage and associated labor costs. Occupancy and the type of customer staying at the hotel are major drivers of food and beverage expense (i.e., catered functions generally are more profitable than on-property food and beverage outlet sales), which correlates closely with food and beverage revenue. Food and beverage expenses also includes costs for severance and furloughed employee benefits.
•Other direct expenses - These expenses primarily include labor (including severance and furloughed employee benefits) and other costs associated with other revenues, such as parking and other guest services.
•Other indirect expenses - These expenses primarily include hotel costs associated with general and administrative, state sales and excise taxes, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs.
•Management and franchise fees - Base management fees are computed as a percentage of gross revenue. The management fees also include incentive management fees, which are typically a percentage of net operating income (or similar measurements of hotel profitability) above an annual threshold based on our total capital investment in the hotel. Franchise fees are computed as a percentage of rooms revenues. See "Part I-Item 2. Properties - Our Principal Agreements" for a summary of key terms related to our management and franchise agreements.
•Depreciation and amortization expense - These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of acquired advance bookings and acquired leases, which are amortized over the life of the related term or lease.
•Real estate taxes, personal property taxes and insurance - Real estate taxes, personal property taxes and insurance includes the payments due in the respective jurisdictions where our hotels are located, partially offset by refunds from prior year real estate tax appeals, and payments due under insurance policies for our hotel portfolio.

•Ground lease expense - Ground lease expense represents the rent associated with land underlying our hotels and/or meeting facilities that we lease from third-parties. It also includes the non-cash ground rent determined as part of the initial purchase price allocation at acquisition.
•General and administrative expenses - General and administrative expenses primarily consist of compensation expense for our corporate staff and personnel supporting our business (including severance and non-cash stock compensation expense), office administrative and related expenses, legal and professional fees, and other corporate costs.
•Gain on business interruption insurance - Gain on business interruption insurance consists of insurance settlements for lost income that was covered per the terms of our respective insurance policies, which was in excess of insurance deductibles.
•Acquisition, terminated transaction and pre-opening expenses - Acquisition and terminated transaction costs typically consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit and acquisitions of hotel investments. Prior to January 1, 2018, we accounted for the acquisition of hotels as business combinations and therefore expensed all the related transaction costs. Beginning January 1, 2018, upon adoption of Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, we evaluated each acquisition to determine if it was an asset acquisition or acquired business. During the years ended December 31, 2018 and 2019, we accounted for all acquisitions as asset acquisitions and therefore capitalized the related transaction costs. As a result, these costs will vary depending on the timing, volume and nature of acquisition activity. Pre-opening expenses represent costs incurred as part of rebranding and management transition efforts, which are not eligible to be capitalized. In December 2018, the Company acquired the Mandarin Oriental, Atlanta, which was rebranded as Waldorf Astoria Atlanta Buckhead immediately upon closing of the acquisition.
•Impairment and other losses - Our real estate, intangible assets, goodwill and other long-lived assets are generally held for the long-term. We evaluate these assets for impairment as discussed in "Critical Accounting Policies and Estimates." These evaluations have resulted in impairment losses for certain of these assets, including goodwill, based on the specific facts and circumstances surrounding these assets, and our estimates of the fair value of these assets, including goodwill. Based on economic conditions or other factors applicable to a specific property, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values. Additionally, from time to time we may record other losses related to property damage resulting from natural disasters and/or other disaster remediation costs.
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
•Demand and economic conditions - Consumer demand for lodging, especially business travel, is closely linked to the performance of the overall economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, restrictions on travel, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our hotel operations. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility. See "Part I-Item 1A. Risk Factors - Risks Related To The Hotel Industry."
•Supply - New hotel room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. The addition of new competitive hotels affects the ability of existing hotels to drive growth in RevPAR, and thus profits. New development is driven largely by construction costs, the availability of financing and expected performance of existing hotels.

•Third-party hotel managers - We depend on the performance of third-party hotel management companies that manage the operations of each of our hotels under long-term agreements. Our operating results could be materially and adversely affected if any of our third-party managers fail to provide quality services and amenities, or otherwise fail to manage our hotels in our best interest. We believe we have good relationships with our third-party managers and are committed to the continued growth and development of these relationships.
•Fixed nature of expenses - Many of the expenses associated with operating our hotels are relatively fixed. These expenses include certain personnel costs, rent, property taxes, insurance and utilities, as well as sales and marketing expenses. If we are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have an adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth.
•Seasonality - The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our hotel rooms revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. The COVID-19 pandemic has disrupted our historical seasonal patterns and is expected to continue disrupting our historical seasonal patterns while the pandemic continues and during the recovery.
•Competition - The lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodations for guests in each of their markets based on a number of factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation, and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels. We believe that hotels, such as those in our portfolio, will enjoy the competitive advantages associated with operating under nationally recognized brands.
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as RevPAR; ADR; Occupancy; EBITDA, EBITDAre and Adjusted EBITDAre; FFO and Adjusted FFO. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, Occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDA and EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO.
Critical Accounting Policies and Estimates
General
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the following policies critical because they require the most difficult, subjective and complex judgments and include estimates about matters that are inherently uncertain, involve various assumptions, require management judgment, and because they are important for understanding and evaluating our reported financial results. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our historical experiences and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements in "Part IV. Exhibits and Financial Statements Schedules." The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates.
Investment in Hotel Properties
Following the adoption of ASU 2017-01 on January 1, 2018, investments in hotel properties, including land and land improvements, building and building improvements, furniture, fixtures and equipment, and identifiable intangible assets and liabilities, will generally be accounted for as asset acquisitions. The determination of whether or not an acquisition qualifies as an asset acquisition or business combination is an area that requires management's use of judgment in evaluating the criteria of the screen test.

Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition, which includes direct acquisition-related costs. Identifiable assets include land, land improvements, building and building improvements, furniture, fixtures and equipment, inventory and identifiable intangible assets or liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements assumed in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. The allocation of the purchase price to elements of our acquired hotel properties is an area that requires judgment and significant estimates. Therefore, the amounts allocated to acquired assets and liabilities could be materially different than if that transaction had occurred on a different date or in a different location. At times estimates are determined based on limited data for comparable market transactions, such as discount rates used in the market or income valuation approach or the purchase involves land or a ground lease in a niche market. This could materially impact the allocation to identifiable assets and the related amortization and depreciation over future periods if the value was assigned to another identifiable asset acquired.
Impairment
Long-lived assets and intangibles

The Company assesses the carrying values of the respective long-lived assets, which includes hotel properties and the related intangible assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Events or circumstances that may cause a review include, but are not limited to, when (1) a hotel property experiences a significant decrease in the market price of the long-lived asset, (2) a hotel property experiences a current or projected loss from operations combined with a history of operating or cash flow losses, (3) it becomes more likely than not that a hotel property will be sold before the end of its useful life, (4) an accumulation of costs is significantly in excess of the amount originally expected for the acquisition, construction or renovation of a long-lived asset, (5) adverse changes in the demand occur for lodging at a specific property due to declining national or local economic conditions and/or new hotel construction in markets where the hotel is located, (6) there is a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset and/or (7) there is a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. When such conditions exist, we perform an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the eventual disposition of a hotel exceed its carrying value. If it is determined that the estimated undiscounted future cash flow do not exceed the carrying value of the asset, an adjustment to reduce the carrying amount of the hotel to its estimated fair market value is recorded and an impairment loss is recognized.
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the lodging and hospitality industries, which management considered to be an ongoing triggering event for all of the Company's hotels during its impairment testing for the year ended December 31, 2020.
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
Annually, we opt to perform a qualitative analysis, which is an assessment of whether it is more likely than not that the goodwill is impaired. If it is determined that it is more likely than not that the goodwill is impaired, we perform a single-step analysis to identify and measure impairment. The fair value of goodwill is based on either the direct capitalization or the discounted cash flow valuation method. The direct capitalization method is based on a capitalization rate applied to the underlying hotel's most recent stabilized trailing twelve month net operating income at the time of the fair value analysis. The discounted cash flow method is based on estimated future cash flow projections utilizing discount rates, terminal capitalization rates, and planned capital expenditures. These estimates approximate the inputs the Company believes would be utilized by market participants in assessing fair value. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value an impairment charge is recorded in an amount equal to that excess but only to the extent the value of goodwill is reduced to zero.
Estimates
In the evaluation of impairment of our hotel properties, including the related intangible assets and goodwill, we make many assumptions and estimates including valuation approach, projected cash flows, growth rates, eventual disposition, expected useful life and holding period, future capital expenditures, and fair values, which includes consideration of capitalization rates, discount rates, and comparable selling prices. The valuation and possible subsequent impairment of a hotel or goodwill is a significant estimate that can and does change based on our continuous process of analyzing each hotel property and goodwill and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so or the amount of such charges may be inaccurate.
Results of Operations
Impact of COVID-19 on Our Business
Significant events affecting travel, including the COVID-19 pandemic, typically have an impact on lodging, with the full extent of the impact generally determined by the length of time the event influences travel decisions. While the full extent of the economic impact of the COVID-19 pandemic remains highly uncertain, our business and results of operations, including our revenues, earnings and cash flows, were materially and adversely impacted during 2020. The pandemic has continued to impact our business in 2021 and it will likely take several years for many of our hotels to achieve a full recovery, if at all. While vaccines and therapeutics have been and continue to be developed and distributed, there is no certainty regarding how long it will take for the pandemic to subside, if a resurgence will occur, or if and how long it will take for travel to return to levels that existed prior to the pandemic. Our focus has been on the well-being and safety of our guests, our employees, and our third-party managers’ employees at our properties, as well as the financial strength of our company. Our response to the COVID-19 pandemic and its effect on our operations during 2020 included the following:
•The vast majority of our hotel portfolio's group business for the year was canceled and both business transient and leisure demand declined significantly compared to 2019, consistent with trends throughout the U.S. lodging industry. The Company does not expect that this business will be rebooked in the future. As a result of a majority our hotels and resorts being temporarily closed for a portion of 2020 and significantly reduced levels of demand due to the ongoing effects of the COVID-19 pandemic, our total revenues declined significantly for the year ended December 31, 2020 compared to 2019. Leisure demand gradually improved during the second half of 2020, however, many markets throughout the country began to experience a resurgence in COVID-19 case counts and hospitalizations and have reimplemented or strengthened closures, quarantines, shelter-in-place orders and social distancing requirements, which have continued into 2021. Business transient and group demand has been limited and continues to lag in recovery consistent with trends throughout the U.S. lodging industry. This led to total portfolio occupancy of 27.1% for the year ended December 31, 2020. We have also experienced ongoing cancellations and marginal new booking activity in 2021. With the uncertainty surrounding the continued rise of COVID-19 cases, general sentiment towards travel and short booking windows, as well as the likelihood of strict corporate travel policies, both business and leisure demand continue to be extremely difficult to predict throughout the portfolio. We have seen evidence from hotels and resorts in our portfolio that leisure demand has been the first segment to improve, with a lag in business transient and particularly group business based on the anticipated ongoing safety measures for large social gatherings, and limitations on corporate travel. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases.
•The health and well-being of our guests, our employees and our third-party managers' employees continues to be a top priority. We worked with our third-party managers to evaluate the best strategy and approach for reopening each of our properties based on the ability of each hotel to implement necessary safety precautions including adherence to all CDC guidelines and industry cleanliness standards, anticipated demand and other considerations. We continue to closely monitor the safety measures being implemented by our third-party managers, which includes the use of personal protective equipment by hotel employees and guests, implementing social distancing practices, enhanced cleaning of guest rooms and public spaces, mobile check-in and keys, reduction of services and amenities, including the removal of mini bars, buffets, room service and reduced seating in restaurants to maintain social distancing measures. Upon recommencement of operations at our hotels and resorts, we have incurred startup expenses, as well increased expenses related to enhanced safety and cleanliness measures, and we expect to continue to incur such expenses.
•Our third-party managers have continued to monitor and manage hotel operating expenses, primarily by adjusting staffing and service levels in response to the significant reduction in demand. As a result, a substantial number of the employees of our third-party managers have been furloughed or permanently laid off. During 2020 we incurred approximately $6.0 million in expenses for furloughed employees of our third-party managers. In addition, during the year ended December 31, 2020, the Company incurred $5.8 million of severance for the employees of our third-party managers. We may have additional severance costs in the near term, which is dependent on the level of business at our properties.

•We entered into a series of amendments to our corporate credit facility term loans and revolving credit facility. Amendments in June 2020 waived the event of default caused by our noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020, suspended the testing of the leverage ratio covenant, the fixed charge ratio covenant and the unsecured interest ratio covenants, through and including the fiscal quarter ending March 31, 2021, and provided for the gradual return to pre-amendment covenant levels by mid-2022. The June 2020 amendments also extended the maturity date for the $175 million corporate credit facility term loan from February 2021 to February 2022, allowed the Company to maintain cash liquidity with no required immediate prepayment on the revolving credit facility, and provided the Company the ability to complete its 2020 capital expenditure projects along with flexibility to utilize capital in 2021 for additional capital expenditure projects at the Company's discretion. However, the June 2020 amendments imposed certain additional restrictions and covenants through a specified covenant waiver period (and until the Company has thereafter demonstrated compliance with its financial covenants) relating to dividends, share repurchases, the incurrence of additional debt or liens, acquisitions, capital expenditures, the addition of a minimum liquidity requirement, certain mandatory prepayment requirements, and equity pledges from subsidiaries that own certain of the assets in the unencumbered borrowing base, as well as restrictions on the use of proceeds from asset sales, new borrowings and equity capital raised, among other things. In August 2020, we further amended our corporate credit facility term loans and revolving credit facility to modify the mandatory prepayment requirements in contemplation of the Senior Notes offering described below and repayment of certain corporate credit facility term loans. In October 2020, we further amended our corporate credit facility term loans and revolving credit facility, which increased the commitments under the revolving credit facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024, which represents a two-year extension of the maturity date, extended the waiver period for the testing of the financial covenants through year end 2021, extended the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023, modified the application of mandatory prepayments to require the Company, in the event that the revolving credit facility outstanding balance is less than $350 million, to apply 50% of net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its revolving credit facility (without a permanent reduction in the commitments), with the balance of the proceeds retained by the Company, and extended the minimum liquidity covenant through the second quarter of 2022. See further discussion in "Liquidity and Capital Resources".
•In addition, we completed loan amendments for each of our eight mortgage loans. The terms of the amendments varied by lender, and included items such as the deferral of monthly interest and/or principal payments for three to nine months; temporary waiver of requirements to make furniture, fixture and equipment replacement reserve contributions; ability to temporarily utilize existing furniture, fixture and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used; waivers for existing quarterly financial covenants for one to three quarters and adjustments to some covenant calculations following the waiver periods.
•In August 2020, we issued $300 million of Senior Notes at a price equal to 100% of face value. We utilized the majority of the net proceeds from the Senior Notes to repay a portion of our revolving credit facility and a portion of our two corporate credit facility term loans maturing in 2022. In October 2020, we completed a $200 million add-on offering of Senior Notes under the existing indenture at a price equal to 100.25% of face value with identical terms (other than issue date and offering price). The net proceeds from the additional Senior Notes, along with cash on hand, were used to repay the remaining balance of our two corporate credit facility term loans maturing in 2022 and the mortgage loan collateralized by Marriott Dallas Downtown.
•We reduced our corporate full-year cash general and administrative expense by over 25%, or approximately $6.0 million from our original budget, excluding the impact of non-recurring restructuring costs, primarily resulting from lower incentive compensation, as well as a reduction in other costs. In addition, we reduced our corporate personnel by 25% and management will continue to evaluate expense reductions as appropriate. In connection with these corporate personnel reductions, we incurred $1.6 million of non-recurring accelerated share-based compensation expense and $1.8 million of non-recurring severance costs during the year ended December 31, 2020.
•We suspended our quarterly dividend beginning in the second quarter through the balance of the 2020 in order to preserve liquidity. The Company will evaluate if and when to resume paying dividends in the future based on business and economic conditions and the need to distribute 90% of REIT taxable income to remain qualified as a REIT.
•We reviewed our capital expenditure program for 2020 and canceled or deferred approximately $54.8 million of capital expenditures, representing a 46.7% reduction from our initial budget. Our full-year capital expenditures were approximately $69.2 million. Most of these expenditures were related to the transformative renovation of Park Hyatt Aviara Resort, Golf Club & Spa, the guestroom renovation at Marriott Woodlands Waterway Hotel & Convention

Center and the renovation of the existing meeting space at Hyatt Regency Grand Cypress. Each of these projects was adjusted, in terms of timing or scope, to reduce 2020 capital outlays.
•The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into U.S. law on March 27, 2020 and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. We evaluated the programs and tax benefits that may apply to our operations including corporate net operating loss carryback, increases in the interest expense limitation, employee retention credits, and deferrals of both employer payroll taxes and corporate estimated taxes. Because we bear the expense for the wages and benefits of our third-party managers' employees at our hotels, our third-party managers have filed for the employee retention credit on our behalf. During the year ended December 31, 2020 we have received employee retention credits totaling approximately $5.9 million and expect to receive additional credits in 2021. We also expect approximately $17.4 million in federal tax refunds related to the carryback of net operating losses generated in 2020 by the TRS. The estimated tax refund is anticipated to be received in 2021.
•We created additional balance sheet flexibility and enhanced the Company’s overall liquidity through strategic dispositions. In the fourth quarter of 2020, the Company sold Residence Inn Boston Cambridge, Marriott Napa Valley Hotel & Spa, Hotel Commonwealth, and Renaissance Austin Hotel for a total gross sales price of approximately $391 million. The buyer of Residence Inn Boston Cambridge assumed the mortgage loan collateralized by the hotel, which amounted to approximately $60.3 million. The net proceeds from these dispositions were used to reduce debt and for general corporate purposes.
Operating Results Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, decreased 68.0% to $53.88 for the year ended December 31, 2020, compared to $168.43 for the year ended December 31, 2019. The decrease in our total portfolio RevPAR for the year ended December 31, 2020 compared to the same period in 2019 was driven by the significant ongoing impact of the COVID-19 pandemic.
Net income decreased 391.5% for the year ended December 31, 2020 compared to 2019, which was primarily attributed to a reduction in hotel operating income of $358.0 million for our 39-hotels as a result of the COVID-19 pandemic, which includes a $14.5 million operating loss attributed to Hyatt Regency Portland at the Oregon Convention Center that was acquired and opened for business in December 2019, in addition to impairment charges of $29.0 million attributable to the write-off of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection and an impairment loss related to Renaissance Austin Hotel, compared to an impairment loss of $24.2 million in 2019, and a $13.4 million increase in interest expense. These decreases were offset by a $93.6 million gain on the sale of investment properties, the recognition of $28.8 million from forfeited deposits on terminated transactions, a $15.9 million income tax benefit for the year ended December 31, 2020 compared to income tax expense of $5.4 million for the same period 2019, and an $8.6 million decrease in depreciation and amortization for the year.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders decreased 117.1% and 137.5%, respectively, for the year ended December 31, 2020 compared to 2019, which was attributable to the impact of the COVID-19 pandemic on the Company's results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net (loss) income attributable to common stock and unit holders.
Portfolio Composition
As of December 31, 2020 and 2019, the Company owned 35 lodging properties with a total of 10,011 rooms and owned 39 lodging properties with a total of 11,245 rooms, respectively. As of December 31, 2018, the Company owned 40 lodging properties with a total of 11,165 rooms.

The following represents the disposition details for the properties sold in the years ended December 31, 2020, 2019 and 2018 (in thousands, except rooms):

Property	Date	No. of Rooms	Gross Sale Price
Residence Inn Boston Cambridge	10/2020	221	$107,500
Marriott Napa Valley Hotel & Spa	10/2020	275	$100,096
Hotel Commonwealth	11/2020	245	$113,000
Renaissance Austin Hotel	11/2020	492	$70,000
Total for the year ended December 31, 2020		1,233	$390,596

Marriott Chicago at Medical District/UIC	12/2019	113	$10,000
Marriott Griffin Gate Resort & Spa	12/2019	409	51,500
Total for the year ended December 31, 2019		522	$61,500

Aston Waikiki Beach Hotel	03/2018	645	$200,000
Hilton Garden Inn Washington D.C. Downtown	11/2018	300	128,000
Residence Inn Denver City Center	12/2018	228	92,000
Total for the year ended December 31, 2018		1,173	$420,000

No hotels were acquired during the year ended December 31, 2020. The following represents our acquisitions activity for the years ended December 31, 2019 and 2018 (in thousands, except rooms):

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

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
Number of properties at January 1	39	40	(1)
Properties acquired	—	1	(1)
Properties disposed	(4)	(2)	2
Number of properties at December 31	35	39	(4)
Number of rooms at January 1	11,245	11,165	80
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	—	602	(602)
Rooms in properties disposed or combined during property improvements(2)	(1,234)	(522)	(712)
Number of rooms at December 31	10,011	11,245	(1,234)

Portfolio Statistics:
Occupancy(3)	27.1%	76.0%	(4,890) bps
ADR(3)	$198.88	$221.59	(10.2)%
RevPAR(3)	$53.88	$168.43	(68.0)%
Hotel operating income (in thousands)(4)	$18,243	$376,230	(95.2)%
(1)     During the year ended December 31, 2019, we acquired the 600-room Hyatt Regency Portland at the Oregon Convention Center and created two additional rooms at Marriott Woodlands Waterway Hotel & Convention Center.
(2)    During the year ended December 31, 2020, the Company disposed of four hotels with 1,233 rooms and reduced the room count by one at Grand Bohemian Hotel Mountain Brook, Autograph Collection. During the year ended December 31, 2019, the Company disposed of two hotels with 522 rooms.
(3)    For hotels acquired during the applicable period, only includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.
(4)    Hotel operating income represents the difference between total revenues and total hotel operating expenses.
As a result of the impact of the COVID-19 pandemic, the Company temporarily suspended operations at certain of our hotels and resorts for a portion of 2020. The following represents the status of our hotels and resorts at the end of each quarter during the year ended December 31, 2020:

	As of March 31, 2020	As of June 30, 2020	As of September 30, 2020	As of December 31, 2020
Number of hotels open	15	26	37	34	(1)
Number of rooms in hotels open	3,296	6,889	10,176	9,411
Number of hotels with temporarily suspended operations	24	13	2	1
Number of rooms in hotels with temporarily suspended operations	7,949	4,356	1,069	600
Total number of hotels	39	39	39	35
Total number of rooms	11,245	11,245	11,245	10,011

(1)    The Company reopened one hotel and sold four hotels during the fourth quarter. The Hyatt Regency Portland at the Oregon Convention Center is currently the Company's only hotel with suspended operations.

Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2020	2019	Decrease	% Change
Revenues:
Rooms revenues	$217,960	$686,485	$(468,525)	(68.2)%
Food and beverage revenues	105,857	382,031	(276,174)	(72.3)%
Other revenues	45,959	80,571	(34,612)	(43.0)%
Total revenues	$369,776	$1,149,087	$(779,311)	(67.8)%
Rooms revenues
Rooms revenues decreased by $468.5 million, or 68.2%, to $218.0 million for the year ended December 31, 2020 from $686.5 million for the year ended December 31, 2019 due to the impact of COVID-19. Of the decrease, $83.3 million was attributed to the four hotels sold in the fourth quarter of 2020 and the two hotels sold in December 2019. These decreases were partially offset by an increase of $1.9 million contributed by Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019, prior to temporarily suspending its operations in March 2020 due to COVID-19.
Food and beverage revenues
Food and beverage revenues decreased by $276.2 million, or 72.3%, to $105.9 million for the year ended December 31, 2020 from $382.0 million for the year ended December 31, 2019 due to the impact of COVID-19. Of the decrease, $32.9 million attributed to the four hotels sold in the fourth quarter of 2020 and two hotels sold in December 2019. These decreases were partially offset by an increase of $1.1 million contributed by Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019, prior to temporarily suspending its operations in March 2020 due to COVID-19.
Other revenues
Other revenues decreased by $34.6 million, or 43.0%, to $46.0 million for the year ended December 31, 2020 from $80.6 million for the year ended December 31, 2019 due to the impact of COVID-19. However, this was net of revenue from cancellations and attrition, which increased $3.6 million for the year ended December 31, 2020 compared to 2019 mostly attributed to the impact of COVID-19. In addition, $6.7 million of the decrease was attributed to the four hotels sold in the fourth quarter of 2020 and two hotels sold in December 2019.
During 2020, as a result of the impact of the COVID-19 pandemic, the Company has provided limited short-term rent deferrals and/or abatements to third-party tenants in certain cases and may continue to do so as the recovery continues. Some of our space lease tenants have defaulted on their rent obligations and others may also default in the future. There is no certainty as to when, or if, these tenants will start paying rent again in the future. If there are leases in which it is not probable that the Company will collect all or substantially all of the remaining lease payments under the terms of the lease, the Company records rental income only when cash is received.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	Decrease	% Change
Hotel operating expenses:
Rooms expenses	$71,986	$162,853	$(90,867)	(55.8)%
Food and beverage expenses	93,487	247,487	(154,000)	(62.2)%
Other direct expenses	12,996	30,076	(17,080)	(56.8)%
Other indirect expenses	161,418	285,920	(124,502)	(43.5)%
Management and franchise fees	11,646	46,521	(34,875)	(75.0)%
Total hotel operating expenses	$351,533	$772,857	$(421,324)	(54.5)%

Total hotel operating expenses
Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the services and amenities provided to guests.
Total hotel operating expenses decreased $421.3 million, or 54.5%, to $351.5 million for the year ended December 31, 2020 from $772.9 million for the year ended December 31, 2019, due to our hotels temporarily suspending operations for a portion of 2020 as a result of the impact of COVID-19. In addition, during the year ended December 31, 2020, hotel operating expenses decreased by $67.0 million attributed to the four hotels sold in the fourth quarter of 2020 and two hotels sold in December 2019. However, we incurred $7.1 million of additional operating expenses from Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019. The Company also incurred severance expenses of approximately $5.8 million related to our third-party managers' employees at our hotels. This was offset by employee retention credits under the CARES Act, which amounted to approximately $5.9 million and $1.3 million from a partial legal settlement during the year ended December 31, 2020.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	Increase / (Decrease)	% Change
Depreciation and amortization	$146,511	$155,128	$(8,617)	(5.6)%
Real estate taxes, personal property taxes and insurance	50,955	50,184	771	1.5%
Ground lease expense	2,031	4,403	(2,372)	(53.9)%
General and administrative expenses	30,402	30,732	(330)	(1.1)%
Gain on business interruption insurance	—	(823)	823	100.0%
Acquisition, terminated transaction and pre-opening expenses	994	954	40	4.2%
Impairment and other losses	29,044	24,171	4,873	20.2%
Total corporate and other expenses	$259,937	$264,749	$(4,812)	(1.8)%
Depreciation and amortization
Depreciation and amortization expense decreased $8.6 million, or 5.6%, to $146.5 million for the year ended December 31, 2020 from $155.1 million for the year ended December 31, 2019. The decrease was attributed to a reduction in depreciation expense related to the four hotels sold in the fourth quarter of 2020 and two hotels sold in December 2019 and due to the timing of fully depreciated assets during the comparable periods. These decreases were offset by increases contributed from $69.2 million of capital expenditures during the year ended December 31, 2020 and the $93.0 million of capital expenditures during the year ended December 31, 2019 along with additional expense from Hyatt Regency Portland at the Oregon Convention Center that was acquired in December 2019.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.8 million, or 1.5%, to $51.0 million for the year ended December 31, 2020 from $50.2 million for the year ended December 31, 2019. The increase was primarily attributed to annual increases in property and casualty insurance expense which increased at a rate of approximately 9.0% and additional expense from Hyatt Regency Portland at the Oregon Convention Center, which was acquired in December 2019. This was offset by a reduction in general liability insurance expense, personal property taxes, and a reduction in expenses attributed to the four hotels sold in the fourth quarter of 2020 and two hotels sold in December 2019.
Ground lease expense
Ground lease expense decreased $2.4 million, or 53.9%, to $2.0 million for the year ended December 31, 2020 from $4.4 million for the year ended December 31, 2019, which was attributable to a reduction in percentage rent on our ground leases as a result of certain of our hotels and resorts temporarily suspending operations during a portion of 2020 and reduced demand due to the COVID-19 pandemic.

General and administrative expenses
General and administrative expenses decreased $0.3 million, or 1.1%, to $30.4 million for the year ended December 31, 2020 from $30.7 million for the year ended December 31, 2019. During the year ended December 31, 2020, the Company incurred $1.6 million of accelerated amortization of share-based compensation expense and $1.8 million of other non-recurring expenses for severance related costs due to the restructuring of our corporate office. In addition, the Company incurred a non-recurring non-cash expense attributed to the write-off of capitalized costs that expired upon the filing our new shelf registration statement in August 2020.
Gain on business interruption insurance
Gain on business interruption insurance was $0.8 million for the year ended December 31, 2019, which was attributed to insurance proceeds related to business lost at Hyatt Centric Key West Resort & Spa as a result of Hurricane Irma. Of the $0.8 million recognized in 2019, $0.7 million of the proceeds related to lost income in the 2018, with the remaining $0.1 million attributable to lost income from the first quarter of 2019.
Acquisition, terminated transaction and pre-opening expenses
Acquisition, terminated transaction and pre-opening expenses increased to $1.0 million, or 4.2%, for the year ended December 31, 2020 from $1.0 million for the year ended December 31, 2019. These amounts for both 2020 and 2019 were primarily related to non-recurring charges associated with terminated transactions costs during each of the respective periods then ended.
Impairment and other losses
The Company recorded an impairment charge of $29.0 million and $24.2 million during years ended December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, the Company determined the carrying values of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their respective fair values and therefore recorded a total impairment charge of $20.1 million. The goodwill impairments were directly attributed to existing weakness due to new supply in the market and the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations. The fair value was estimated using a ten-year discounted cash flows approach. In addition, the Company recorded an impairment loss of $8.9 million related to Renaissance Austin Hotel as it was determined to have a shortened hold period due to the expected sale. The hotel was subsequently sold in November 2020.
During the year ended December 31, 2019, the Company recorded an impairment charge of $14.8 million, which was attributed to Marriott Chicago at Medical District/UIC. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. The fair value was estimated after consideration of various valuation techniques, including discounted cash flows over the estimated hold period and values from market participants. Based on the fair value estimated by management, the Company recorded an impairment charge, which represented the carrying value in excess of estimated fair value. This hotel was subsequently sold in December 2019. Also in 2019, the Company recorded a goodwill impairment charge of $9.4 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection, which was attributed to changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotel in 2012.
Refer to Notes 2 and 8 to the accompanying consolidated financial statements included herein for further discussion.

Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	(Decrease)	% Change
Non-operating income and expenses:
Gain (loss) on sale of investment properties	$93,630	$(947)	$94,577	9987.0%
Other income	28,911	895	28,016	3,130.3%
Interest expense	(61,975)	(48,605)	13,370	27.5%
Loss on extinguishment of debt	(1,625)	(214)	1,411	659.3%
Income tax benefit (expense)	15,867	(5,367)	(21,234)	395.6%
Gain (loss) on sale of investment properties
The gain on sale for the year ended December 31, 2020 was attributed to the disposition of Residence Inn Boston Cambridge and Marriott Napa Valley Hotel & Spa in October 2020, which was offset by a loss on sale attributed to the disposition of Hotel Commonwealth in November 2020. The loss on sale of investment properties for the year ended December 31, 2019 was related to the sale of two hotels in December 2019.
Other income
Other income increased $28.0 million, or 3,130.3%, to $28.9 million for the year ended December 31, 2020 from $0.9 million for the year ended December 31, 2019. The increase was attributed to $28.8 million during the year ended December 31, 2020 in forfeited deposits from terminated transactions. Refer to Note 4 in the consolidated financial statements included herein for further discussion.
Interest expense
Interest expense increased $13.4 million, or 27.5%, to $62.0 million for the year ended December 31, 2020 from $48.6 million for the year ended December 31, 2019. This was primarily due to an increase in outstanding debt during portions of the year ended December 31, 2020 compared to 2019, coupled with an increase in the weighted-average interest rate. Refer to Note 6 in the consolidated financial statements included herein for further discussion.
Loss on extinguishment of debt
Loss on extinguishment of debt increased by $1.4 million, or 659.3%, to $1.6 million for the year ended December 31, 2020 from $0.2 million for the year ended December 31, 2019. The loss on extinguishment of debt during 2020 was attributable to the write off of unamortized debt issuance costs upon the repayment of two corporate credit facility term loans that were to mature in 2022 and the mortgage loan collateralized by Marriott Dallas Downtown as well as the assignment of the mortgage loan collateralized by Residence Inn Boston Cambridge upon its disposition. The loss on extinguishment of debt during 2019 was attributable to the write off of unamortized loan costs for the prepayment of one mortgage loans.
Income tax benefit (expense)
Income tax benefit increased $21.2 million, or 395.6%, to $15.9 million for the year ended December 31, 2020 from income tax expense of $5.4 million for the year ended December 31, 2019. The income tax benefit during the year ended December 31, 2020 was primarily attributed to the net operating loss carryback allowed for under the CARES Act.
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
This information is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 25, 2020, and is incorporated herein by reference.

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
The following is a reconciliation of net (loss) income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(166,886)	$57,243	$198,532
Adjustments:
Interest expense	61,975	48,605	51,402
Income tax (benefit) expense	(15,867)	5,367	5,993
Depreciation and amortization	146,511	155,128	157,838
EBITDA	$25,733	$266,343	$413,765
Impairment and other losses(1)	29,044	24,171	—
(Gain) loss on sale of investment properties	(93,630)	947	(123,540)
EBITDAre	$(38,853)	$291,461	$290,225
Non-controlling interests in consolidated real estate entities	—	—	288
Adjustments related to non-controlling interests in consolidated real estate entities	—	—	(1,130)
Depreciation and amortization related to corporate assets	(392)	(399)	(404)
Loss on extinguishment of debt	1,625	214	599
Acquisition, terminated transaction and pre-opening expenses	994	954	763
Amortization of share-based compensation expense(2)	10,930	9,380	9,172
Non-cash ground rent and straight-line rent expense	145	508	495
Other income attributed to forfeited deposits from terminated transactions(3)	(28,750)	—	—
Other non-recurring expenses (income)(2)	2,568	—	(195)
Adjusted EBITDAre attributable to common stock and unit holders	$(51,733)	$302,118	$299,813
(1)    During the year ended December 31, 2020, the Company recognized an $8.9 million impairment loss related to Renaissance Austin Hotel, which was attributed to its carrying value exceeding the undiscounted cash flows over the shortened hold period due to the expected sale. The hotel was subsequently sold in November 2020. In addition, during the year ended December 31, 2020, the Company recognized goodwill impairments totaling $20.1 million attributed to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. These goodwill impairments were directly attributed to existing weakness due to new supply in the market and the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel. During the year ended December 31, 2019, the Company recognized a long-lived asset impairment charge of $14.8 million attributed to Marriott Chicago at Medical District/UIC and a goodwill impairment charge of $9.4 million attributed to Bohemian Hotel Savannah Riverfront, Autograph Collection.
(2)    During the year ended December 31, 2020, the Company restructured its corporate office in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had, and is expected to continue to have, on the Company's results of operations. As a result during the year ended December 31, 2020, the Company incurred $1.6 million of accelerated amortization of share-based compensation expense and $1.8 million of other non-recurring expenses for severance related costs. In addition, during the year ended December 31, 2020, the Company incurred other non-recurring expenses for legal costs of $0.7 million to amend the terms of its debt.
(3)    During the year ended December 31, 2020, the Company recognized other income of $28.8 million as a result of forfeited deposits from terminated transactions.

The following is a reconciliation of our GAAP net (loss) income to FFO and Adjusted FFO for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(166,886)	$57,243	$198,532
Adjustments:
Depreciation and amortization related to investment properties	146,119	154,729	157,434
Impairment of investment properties(1)	29,044	24,171	—
(Gain) loss on sale of investment property	(93,630)	947	(123,540)
Non-controlling interests in consolidated real estate entities	—	—	288
Adjustments related to non-controlling interests in consolidated real estate entities	—	—	(732)
FFO attributable to common stock and unit holders	$(85,353)	$237,090	$231,982
Reconciliation to Adjusted FFO
Loss on extinguishment of debt	1,625	214	599
Acquisition, terminated transaction and pre-opening expenses	994	954	763
Loan related costs, net of adjustment related to non-controlling interests(2)	3,874	2,452	2,583
Amortization of share-based compensation expense(3)	10,930	9,380	9,172
Non-cash ground rent and straight-line rent expense	145	508	495
Other income attributed to forfeited deposits from terminated transactions(4)	(28,750)	—	—
Other non-recurring expenses (income)(3)	2,568	—	(195)
Adjusted FFO attributable to common stock and unit holders	$(93,967)	$250,598	$245,399
(1)    During the year ended December 31, 2020, the Company recognized an $8.9 million impairment loss related to Renaissance Austin Hotel, which was attributed to its carrying value exceeding the undiscounted cash flows over the shortened hold period due to the expected sale. The hotel was subsequently sold in November 2020. In addition, during the year ended December 31, 2020, the Company recognized goodwill impairments totaling $20.1 million attributed to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. These goodwill impairments were directly attributed to existing weakness due to new supply in the market and the material adverse impact that the COVID-19 pandemic has had, and is expected to continue to have, on the results of operations at each hotel. During the year ended December 31, 2019, the Company recognized a long-lived asset impairment charge of $14.8 million attributed to Marriott Chicago at Medical District/UIC and a goodwill impairment charge of $9.4 million attributed to Bohemian Hotel Savannah Riverfront, Autograph Collection.
(2)    Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(3)    During the year ended December 31, 2020, the Company restructured its corporate office in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had, and is expected to continue to have, on the Company's results of operations. As a result during the year ended December 31, 2020, the Company incurred $1.6 million of accelerated amortization of share-based compensation expense and $1.8 million of other non-recurring expenses for severance related costs. In addition, during the year ended December 31, 2020, the Company incurred other non-recurring expenses for legal costs of $0.7 million to amend the terms of its debt.
(4)    During the year ended December 31, 2020, the Company recognized other income of $28.8 million as a result of forfeited deposits from terminated transactions.
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

We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and comprehensive (loss) income, include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
Liquidity and Capital Resources
Since the onset of COVID-19 in early 2020, liquidity has been a significant priority. During the year, we took several steps to increase liquidity to manage through the duration of the pandemic and to put ourselves in position to take advantage of growth opportunities that may arise during and after the recovery. Currently, we expect to meet our short-term liquidity requirements from cash on hand, use of our unencumbered asset base, asset dispositions, and proceeds from various capital market transactions, including issuances of debt and equity securities. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
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
Liquidity
As of December 31, 2020, we had $389.8 million of consolidated cash and cash equivalents and $39.0 million of restricted cash and escrows. The restricted cash as of December 31, 2020 primarily consisted of $25.9 million related to furniture, fixtures and equipment replacement reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $3.0 million primarily for real estate taxes, insurance, and replacement reserves escrows, $9.7 million for disposition escrows held back at closing, and $0.4 million in deposits made for capital projects that are currently in progress.
Certain of the Company's third-party managers have temporarily suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time due to the impact of COVID-19. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of December 31, 2020, the Company had used $12.1 million of the furniture, fixture and equipment replacement reserves for working capital purposes, which is subject to replenishment.
As of December 31, 2020, $163.1 million was outstanding on the revolving credit facility at an interest rate of 2.93%, thus approximately $360 million remained available to be borrowed. Proceeds from future borrowings may be used for working capital, general corporate or other purposes permitted by the revolving credit agreement (subject to certain additional restrictions during the Covenant Waiver Period (as defined below).

Debt and Loan Covenants
As of December 31, 2020, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 4.78%. Our weighted-average debt maturity as of December 31, 2020 was 4.4 years for our mortgage loans, 3.9 years for our corporate credit facility term loans, the Senior Notes, and revolving credit facility and 4.1 years for all debt.
Debt as of December 31, 2020 and December 31, 2019 consisted of the following (dollars in thousands):

							Balance Outstanding as of
	Rate Type		Rate(1)		Maturity Date		December 31, 2020(2)		December 31, 2019
Mortgage Loans
Marriott Dallas Downtown	Fixed	(3)	4.05%		1/3/2022		$—	(4)	51,000
Kimpton Hotel Palomar Philadelphia	Fixed	(3)	4.14%		1/13/2023		57,660		58,000
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed	(5)	3.74%		8/14/2024		100,000		100,000
Andaz Napa	Fixed	(6)	3.55%		9/13/2024		56,000		56,000
The Ritz-Carlton, Pentagon City	Fixed	(7)	4.95%		1/31/2025		65,000		65,000
Residence Inn Boston Cambridge	Fixed		4.48%		11/1/2025		—	(8)	60,731
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026		57,857		58,286
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027		115,762		115,000
Total Mortgage Loans			4.08%	(9)			$452,279		$564,017
Corporate Credit Facilities
Corporate Credit Facility Term Loan $175M	Fixed	(10)	3.54%		2/15/2022	(11)	—	(4)	175,000
Corporate Credit Facility Term Loan $125M	Fixed	(12)	4.03%		10/22/2022		—	(4)	125,000
Corporate Credit Facility Term Loan $150M	Fixed	(13)	3.77%		8/21/2023		150,000		150,000
Corporate Credit Facility Term Loan $125M	Fixed	(14)	3.92%		9/13/2024		125,000		125,000
Revolving Credit Facility	Variable		2.93%		2/28/2024	(15)	163,093		160,000
Total Corporate Credit Facilities							$438,093		$735,000
Senior Notes $500M	Fixed		6.375%		8/15/2025		500,000		—
Loan premiums, discounts and unamortized deferred financing costs, net	(16)						(15,892)		(5,963)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			4.78%	(9)			$1,374,480		$1,293,054
(1)Each of the Company's mortgage loans and Corporate Credit Facilities were modified or amended during 2020. The rates shown represent the annual interest rates as of December 31, 2020 The variable index for mortgage loans is one-month LIBOR and the variable index for the Corporate Credit Facilities reflects a 25 to 50 basis point LIBOR floor which is applicable for the value of all Corporate Credit Facilities not subject to an interest rate hedge.
(2)For certain mortgage loans, includes deferred interest balances in accordance with the respective amended loan agreement as applicable.
(3)The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for the entire term of the loan.
(4)On October 20, 2020, the Company repaid the outstanding balance of the respective mortgage loan and Corporate Credit Facility Term Loans with cash on hand and proceeds from the additional Senior Notes.
(5)A variable interest loan for which the interest rate has been fixed on $90 million of the balance through January 2022, after which the rate reverts to variable.
(6)A variable interest loan for which the interest rate has been fixed on $51 million of the balance through January 2022, after which the rate reverts to variable.
(7)A variable interest loan for which the interest rate has been fixed through January 2023.
(8)On October 1, 2020, the Company closed on the sale of Residence Inn Boston Cambridge. As part of the transaction the buyer assumed the mortgage loan collateralized by the hotel with a principal balance of $60.3 million.
(9)Represents the weighted-average interest rate as of December 31, 2020.
(10)A variable interest loan for which LIBOR was previously fixed through February 2021. The spread to LIBOR was fixed at 2.25% for the remaining term of the loan as a result of the amendment completed in June 2020. This Corporate Credit Facility Term loan was repaid in October 2020. Three interest rate swaps associated with this loan were terminated in connection with the repayment.
(11)In June 2020, the Company modified the terms of this Corporate Credit Facility Term Loan, which included an extension of the maturity date from February 15, 2021 to February 15, 2022. This Corporate Credit Facility Term Loan was repaid in October 2020.

(12)A variable rate interest loan for which LIBOR was previously fixed through maturity. The spread varied, as it was determined by the Company's leverage ratio after the covenant compliance date specified in the applicable Corporate Credit Facility Term Loan agreement. This Corporate Credit Facility Term Loan was repaid in October 2020.
(13)A variable interest loan for which LIBOR has been fixed for $125.0 million of the balance for certain interest periods through October 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the Covenant Waiver Period.
(14)A variable interest loan for which LIBOR has been fixed for certain interest periods through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the Covenant Waiver Period.
(15)In October 2020, the Company increased commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024. This reflects a two year extension of the maturity date.
(16)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
During 2020, we completed loan amendments for each of our eight mortgage loans that were outstanding at the time. The terms of the amendments varied by lender, and included items such as the deferral of monthly interest and/or principal payments for three to nine months, temporary elimination of requirements to make furniture, fixtures and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods.
Corporate Credit Facilities
In June 2020, certain subsidiaries of the Company entered into an amendment of its revolving credit facility (the “June 2020 Revolver Amendment”). The June 2020 Revolver Amendment amended the Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, by and among the XHR LP ("the Borrower"), the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”).
We also entered into amendments for each of our corporate credit facility term loans (collectively, the “June 2020 Term Loan Amendments” and together with the June 2020 Revolver Amendment, the “June 2020 Amendments”), which amended (i) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (as amended to date, the “Wells Term Loan Agreement”); (ii) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto (the "KeyBank 2015 Term Loan Agreement"); (iii) the Term Loan Agreement, dated as of August 21, 2018, by and among the Borrower, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto; and (iv) the Term Loan Agreement, dated as of September 13, 2017, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto. Such credit agreements, collectively with the Revolving Credit Agreement (as they have each been described herein), are referred to herein as the “Credit Agreements”.
The June 2020 Amendments, among other things, relieved the Borrower’s compliance with certain covenants under the Credit Agreements by (i) waiving the event of default caused by the Borrower’s noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020; (ii) suspending the testing of the leverage ratio covenant, the fixed charge coverage ratio covenant and the unsecured interest coverage ratio covenant thereunder, in each case, through the fiscal quarter ending March 31, 2021 (unless terminated earlier by the Borrower) (the “Initial Covenant Waiver Period”); and (iii) providing for a phased return to pre-amendment covenant levels by mid-2022. In addition, the amendments extended the maturity date for the $175 million Corporate Credit Facility Term Loan from February 2021 to February 2022, resulting in no debt maturities for the Company until 2022.
The June 2020 Amendments added or modified certain restrictions and covenants, which are applicable during the Covenant Waiver Period (defined below) and until the Borrower has thereafter demonstrated compliance with its financial covenants, including mandatory prepayment requirements and new negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A new minimum liquidity covenant also applies during the Covenant Waiver Period and for two fiscal quarters thereafter.
The June 2020 Amendments (other than with respect to the Wells Term Loan Agreement) set the applicable interest rate under the respective Credit Agreements during the Covenant Waiver Period to the highest level of the grid-based pricing under each such Credit Agreement, with a Eurodollar rate floor of 0.25%, except to the extent the loans are subject to interest rate hedges.

The June 2020 Amendments required that certain additional subsidiaries of the Borrower become guarantors of the obligations under the Credit Agreements. In addition, the obligations under the Credit Agreements are secured by a first priority security interest in the capital stock of a material portion of the Borrower’s subsidiaries (the “Pledged Entities”), which pledges remain in effect until the date after the Covenant Waiver Period on which (x) the Borrower achieves compliance with all of its financial covenants under each Credit Agreement for two consecutive fiscal quarters at pre-amendment levels and (y) the financial covenant maintenance levels have reverted to pre-amendment levels, unless the Pledged Entities are released prior to such date in connection with a permitted transaction.
In August 2020, in connection with the closing of the $300 million of Senior Notes, the Company effectuated additional amendments to each of the Credit Agreements (the "August 2020 Amendments"). The August 2020 Amendments included permanent changes to the application of mandatory prepayments and enable us to acquire hotels by issuing equity. The August 2020 Amendments modified the mandatory prepayment provisions of each Credit Agreement by allowing us, in the event that the revolving credit facility outstanding balance is less than $350 million, to retain 55% of net proceeds raised through various actions, including debt issuances, equity issuances, and dispositions, for general corporate purposes with the remaining 45% being used to prepay the revolving credit facility (without a permanent reduction in the commitments thereunder), the Wells Term Loan Agreement and the KeyBank 2015 Term Loan Agreement.
In October 2020, the Company further amended each of the Credit Agreements (the "October 2020 Amendments"), other than the Wells Term Loan Agreement and the KeyBank 2015 Term Loan Agreement, which were repaid in full upon consummation of the October 2020 Amendments. The October 2020 Amendments (i) increased commitments under the revolving credit facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024, reflecting a two year extension of the maturity date of the revolving credit facility; (ii) extended the Initial Covenant Waiver Period through year end 2021 (the Initial Covenant Waiver Period, as so extended, the "Covenant Waiver Period") and extended the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023; (iii) modified the mandatory prepayment provisions of each Credit Agreement by allowing us in the event that the revolving credit facility outstanding balance is less than $350 million, to apply 50% of the net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its revolving credit facility (without a permanent reduction in the commitments thereunder), with the balance of the proceeds retained by the Company; and (iv) extended the minimum liquidity covenant through the second quarter of 2022.
Senior Notes
In August 2020, the Operating Partnership issued $300 million of Senior Notes at a price equal to 100% of face value with net proceeds primarily used to repay a portion of our revolving credit facility and the two corporate credit facility term loans maturing in 2022.

The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries that incur or guarantee any indebtedness under the Company's corporate credit facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness (each, a “subsidiary guarantor” and together with the Company, the “guarantors”). The Senior Notes are initially secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests (the “Collateral”) of a material portion of the Operating Partnership’s subsidiaries and any proceeds of such equity interests, which Collateral also secures obligations under the corporate credit facilities on a first priority basis. The Collateral securing the Senior Notes will be released in full upon its release under the corporate credit facilities, after which the Senior Notes will be unsecured, which is expected to occur prior to the maturity of the Senior Notes if the Operating Partnership achieves compliance with certain financial covenant requirements under the corporate credit facilities.

The Senior Notes contain customary covenants that will limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, the indenture will require the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.

The Operating Partnership may redeem the Senior Notes at any time prior to August 15, 2022, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole premium. The Operating Partnership may redeem the Senior Notes at any time on or after August 15, 2022, in whole or in part, at a redemption price equal to (i) 103.188% of the principal amount thereof, should such redemption occur before August 15, 2023, (ii) 101.594% of the principal amount thereof, should such redemption occur before

August 15, 2024, and (iii) 100.000% of the principal amount thereof, should such redemption occur on or after August 15, 2024, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

In addition, at any time prior to August 15, 2022, the Operating Partnership may redeem up to 40% of the original principal amount of the Senior Notes with the net cash proceeds from certain equity offerings at a redemption price of 106.375% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the Senior Notes remains outstanding immediately after the occurrence of such redemption. Under certain circumstances, until 120 days after the issue date, the Operating Partnership may redeem in the aggregate up to 35% of the original aggregate principal amount of the Senior Notes with the net cash proceeds of certain support received by the Operating Partnership or any of its subsidiaries from a government authority in connection with the COVID-19 global pandemic at a redemption price of 103.188% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the Senior Notes remain outstanding immediately after such redemption.

In October 2020, the Operating Partnership issued an additional $200 million of Senior Notes at a price equal to 100.25% of face value. Net proceeds from the additional Senior Notes, along with cash on hand, were used to repay the remaining balance outstanding on the Company's two corporate credit facility term loans due in 2022 and the $51 million mortgage loan collateralized by the Marriott Dallas Downtown. The additional Senior Notes were offered under the existing indenture, dated August 18, 2020, pursuant to which the Issuer previously issued $300 million in aggregate principal amount of its Senior Notes. The additional Senior Notes have identical terms (other than issue date and offering price).

In connection with the loan amendments and issuance of the Senior Notes, during the year ended December 31, 2020, the Company capitalized $5.3 million of deferred financing costs for fees paid to lenders and expensed $0.7 million of legal fees, which were included in general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss (income) for the period then ended.
Debt Covenants
As of December 31, 2020, we were not in compliance with our debt covenants for two of our mortgage loans, however, this did not result in an event of default but did trigger a cash sweep until covenant compliance is achieved in the future. The cash sweep allows the lender to pull excess cash generated by the property into a separate account that they control, which may be used to reduce the outstanding loan balance. We anticipate that we will fail additional covenants on certain mortgage loans within the next 12 months which would result in covenant violations and foresee the need to request waivers or modifications from our lenders. If we are unable to obtain waivers we would be required to pay down the loan by an amount which would result in our compliance with the debt covenant test.
Derivatives
We continuously monitor and evaluate the level of floating rate debt exposure that we have and will continue to use interest rate hedges to limit it as we determine appropriate. See "Part II-Item. 7 Management's Discussion of Financial Condition and Results of Operations - Derivative Instruments" for more information related to our hedging policy and transaction activity.
Capital Markets
We have an established at-the-market ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc.  In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the years ended December 31, 2020 or 2019. As of December 31, 2020, we had $62.6 million available for sale under the ATM Agreement. We may have restrictions on the use of proceeds raised from equity capital during the covenant waiver period.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases and/or exchanges for other securities in open market purchases, privately negotiated transactions or otherwise, including pursuant to a Rule 10b5-1 plan. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. In December 2015, our Board of Directors authorized a stock repurchase program pursuant to which we are authorized to purchase up to $100 million of the Company’s outstanding common stock, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, our Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. The Repurchase Program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares.
During the year ended December 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2019. As of December 31, 2020, we had approximately $94.7 million remaining under its share repurchase authorization. The terms of our credit facility amendments currently prohibit us from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.
Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2020 totaled $4.2 million.
Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel up to the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment replacement reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment replacement reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our revolving credit facility and/or other sources of available liquidity. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
As of December 31, 2020 and 2019, we had a total of $25.9 million and $70.8 million, respectively, of furniture, fixtures and equipment replacement reserves. During the year ended December 31, 2020 and 2019, we made total capital expenditures of $69.2 million and $93.0 million, respectively.
Certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, for certain hotels we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of December 31, 2020, the Company had used $12.1 million of the furniture, fixture and equipment replacement reserves for working capital purposes, which is subject to replenishment requirements.
In light of the COVID-19 pandemic and its impact on our operations, the Company reviewed its capital program for 2020 and cancelled or deferred $54.8 million of capital expenditures, representing a 46.7% reduction from the original budget. Most of the 2020 expenditures related to the transformative renovation of Park Hyatt Aviara Resort, Golf Club & Spa, the guestroom renovation at Marriott Woodlands Waterway Hotel & Convention Center and the renovation of the existing meeting space at Hyatt Regency Grand Cypress.

Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowings under debt financings including draws on our revolving credit facility and from various types of equity offerings or the sale of our hotels. As a result of the impact that the COVID-19 pandemic has had on our business, certain sources of capital may not be as readily available to us as they have been historically. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
The table below presents summary cash flow information for the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash (used in) provided by operating activities	$(77,722)	$246,570
Net cash provided by (used in) investing activities	254,188	(222,888)
Net cash flows provided by financing activities	57,374	9,656
Increase in cash and cash equivalents	$233,840	$33,338
Cash and cash equivalents and restricted cash, at beginning of year	194,946	161,608
Cash and cash equivalents and restricted cash, at end of year	$428,786	$194,946
Operating
•Cash used in operating activities was $77.7 million for the year ended December 31, 2020 and cash provided by operating activities was $246.6 million for the year ended December 31, 2019. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, offset by the cash paid for corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net decrease to cash used in operating activities during the year ended December 31, 2020 was primarily due to a significant decrease in operating income attributed to the impact of the COVID-19 pandemic and reductions from the four hotels sold in the fourth quarter of 2020 and the two hotels sold in December 2019, partially offset by $28.8 million in forfeited deposits from terminated transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the year ended December 31, 2020 and 2019.
Investing
•Cash provided by investing activities during the year ended December 31, 2020 was $254.2 million and cash used in investing activities was $222.9 million during the year ended December 31, 2019. Cash provided by investing activities for the year ended December 31, 2020 was attributed to (i) $320.4 million in net proceeds from the dispositions of Residence Inn Boston Cambridge, Marriott Napa Valley Hotel & Spa, Hotel Commonwealth, and Renaissance Austin Hotel and (ii) $3.0 million of performance guaranty payments that were recorded as a reduction in the respective hotel's cost basis which was offset by $69.2 million in capital improvements at our hotel properties. Cash used in investing activities for the year ended December 31, 2019 was primarily due to (i) $190.0 million for the acquisition of Hyatt Regency Portland at the Oregon Convention Center and (ii) $93.0 million in capital improvements at our hotel properties, which was offset by (iii) proceeds from the dispositions of Marriott Chicago at Medical District/UIC and Marriott Griffin Gate Resort & Spa for net proceeds of $60.2 million.
Financing
•Cash provided by financing activities during the year ended December 31, 2020 was $57.4 million compared to $9.7 million during 2019. Cash provided by financing activities for the year ended December 31, 2020 was attributed to $500.5 million in proceeds from the issuance of Senior Notes, which included a $0.5 million premium related to the add-on offering, and a $3.1 million net draw on the revolving credit facility, offset by (i) the repayment of two corporate credit facility term loans maturing in 2022 totaling $300.0 million; (ii) the repayment of mortgage debt totaling $51.0 million; (iii) payment of loan fees and issuance costs of $18.1 million; (iv) principal payments of mortgage debt totaling $2.2 million; (v) the payment of $63.2 million in dividends for common stock and units; (vi) redemption of Operating Partnership Units for common stock and cash of $8.6 million; (vii) the repurchase of common stock totaling $2.3 million; and (viii) shares redeemed to satisfy tax withholding on vested share based compensation of $0.8 million. Cash provided by financing activities for the year ended December 31, 2019 was primarily attributed to proceeds of $85.0 million from the draw down of the remaining balance of the corporate credit facility term loan entered into in during 2018 and proceeds of $160.0 million from the draw on the revolving credit facility to acquire the Hyatt Regency Portland at the Oregon Convention Center, which was offset by (i) the payment of $125.9 million in dividends, (ii) the repayment of mortgage debt totaling $104.9 million, and (iii) principal payments of $3.6 million.
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest) and lease agreements as of December 31, 2020 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,490,939	$65,363	$325,058	$935,615	$164,903
Revolving credit facility(1)	175,236	4,779	7,066	163,391	—
Ground leases	40,143	1,658	3,316	3,316	31,853
Parking garage leases	2,519	165	337	346	1,671
Corporate office lease	3,702	436	907	957	1,402
Total	$1,712,539	$72,401	$336,684	$1,103,625	$199,829
(1)    Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1 month LIBOR yield curve as of December 31, 2020 and for the revolving credit facility assumes the current balance is outstanding until maturity.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk in accordance with the criteria of the hedging policy approved by our Board of Directors. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net (loss) income or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. We anticipate that our interest rate hedges will be highly effective because the terms of the derivative instruments closely match the terms of the related hedged debt agreements. As such, periodic changes in the fair value of these derivatives are expected to be reflected in other comprehensive income (loss) in our consolidated financial statements. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with well-known creditworthy financial institutions.
To the extent that payment terms of our loans change, it could impact our ability to apply hedge accounting in the future. If we were to discontinue hedge accounting this could result in the recognition of a portion or all of the $14.4 million balance of accumulated other comprehensive loss as of December 31, 2020 into net loss. Additionally, the discontinuation of hedge accounting could require future changes in the fair market values of hedges to be recognized on the consolidated statement of operations (loss) income through net (loss) income. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
As of December 31, 2020, we had various interest rate swaps with an aggregate notional amount of $513.0 million. These swaps fix a portion of the variable interest rate for four of our mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of the term of our two outstanding corporate credit facility term loans. The term loan spreads may vary, as they are determined by the Company's leverage ratio. The applicable interest rate for the term loans has been set to the highest level of grid-based pricing during the covenant waiver period. In addition, three interest rate swaps were terminated in October 2020 in connection with the repayment of the $175M corporate credit facility term loan.
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

As of December 31, 2020, the Company's has various interest rate swaps with a notional amount of $513.0 million that have maturity dates ranging from 2022 to 2023 that are indexed to LIBOR. The Company is currently monitoring and evaluating the related risks, which include interest expense and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of December 31, 2020 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $2.4 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2019 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $3.8 million per annum. The decrease from prior period was driven by the management's efforts to repay or refinance floating rate debt with fixed rate debt.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swap agreements to hedge the interest rate exposure risk. Refer to Note 6 in the accompanying consolidated financial statements included herein this Annual Report, for our mortgage debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 7 in the accompanying the consolidated financial statements included herein this Annual Report for more information on our interest rate swap derivatives.

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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2020, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt	$4,726	$5,752	$148,476	$264,995	$568,434	$157,496	$1,149,879	$1,006,143
Variable rate debt	—	—	62,400	15,000	—	—	77,400	240,211
Revolving Credit Facility	—	—	—	163,093	—	—	163,093	161,339
Total	$4,726	$5,752	$210,876	$443,088	$568,434	$157,496	$1,390,372	$1,407,693
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.14%	3.58%	4.05%	3.88%	0.59%	4.60%	5.16%	1.84%
Variable rate debt	—%	—%	2.51%	2.18%	—%	—%	2.40%	4.06%
Revolving Credit Facility	—%	—%	—%	2.93%	—%	—%	2.93%	3.62%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs of $15.9 million as of December 31, 2020.
(2)     Includes all fixed rate debt, and all variable rate debt that was swapped to fixed rates as of December 31, 2020.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure on Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of Principal Executive Officer and our Principal Financial Officer has evaluated, as of December 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal controls over financial reporting are designed to provide reasonable assurance to the Company's management and Board of Directors regarding the fair representation of published financial statements in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and our expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2020, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On February 23, 2021, our Board of Directors adopted amendments to our Code of Ethics and Business Conduct ("Code of Ethics") which include revisions to the procedures for reporting suspected violations of laws, rules, regulations or the Code of Ethics. The revised Code of Ethics can be found on our website at www.xeniareit.com.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, which includes the 2015 Incentive Award Plan as of December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan	1,882,197	$11.68	3,916,450
Equity compensation plans not approved by security holders	—	—	—
(1)Represents (i) 387,739 shares underlying awards of restricted stock units and (ii) 1,494,458 LTIP Units (as defined in the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan) outstanding under the 2015 Incentive Award Plan, in each case, as of December 31, 2020.
(2)Includes shares of common stock available for future grants under the 2015 Incentive Award Plan as of December 31, 2020.
See Note 12 to the accompanying consolidated financial statements included herein this Annual Report for additional information regarding these compensation plans.
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed as a part of this Annual Report on Form 10-K:
1)Financial Statements.
Report of Independent Registered Public Accounting Firm
The consolidated financial statements of the Company are set forth under "Part II-Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
2)Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-44 through F-47:
Schedule III - Real Estate and Accumulated Depreciation for Xenia Hotels & Resorts, Inc.
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
3)Exhibits. The following exhibits are filed (or incorporated by reference herein) as a part of this Annual Report on Form 10-K.

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

3.5	Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on November 28, 2018)

3.6	First Amendment to the Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. dated February 19, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

4.1	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

4.2	Indenture, dated August 18, 2020, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.3	Form of 6.275% Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.4	Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.5	Amendment No. 3 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.6	Amendment No. 4 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.7	Amendment No. 2 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.8	Amendment No. 4 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.9	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.10	Amendment No. 3 to Term Loan Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.11	Amendment No. 5 to Term Loan Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.12	Facility Increase Joinder to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, certain subsidiaries of the Company party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of XHR LP dated October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on October 31, 2019)

10.3	Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, among XHR LP, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.4	Amended and Restated Parent Guaranty, dated as of January 11, 2018, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.5	Amended and Restated Subsidiary Guaranty, dated as of January 11, 2018, by certain subsidiaries of XHR LP for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.6+	Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.7+	First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.8+	Form of Class A Performance LTIP Unit Agreement (2017) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.9+	Form of Time-Based LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.10+	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.11	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 19, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.12+	Form of LTIP Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.13+	Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.14+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.15+	Xenia Hotels & Resorts, Inc. Retirement Policy dated as of February 18, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.16+	Form Time-Based Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.17+	Form Performance-Based Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.18+	Form Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.19+	Form of Class A Performance Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.20+	Separation Agreement for Philip A. Wade dated April 21, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on July 30, 2020)

10.21+	Form of Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on June 8, 2020)

10.22+	Second Amendment to the Xenia Hotel & Resorts, Inc., XHR Holdings, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.23+	Third Amendment to the Xenia Hotel & Resorts, Inc., XHR Holdings, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.24	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.25	Amendment No. 2 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, N.A., as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.26	Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.27	Amendment No. 1 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.28	Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Chairman and Chief Executive Officer
Date:	March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Chairman and Chief Executive Officer (principal executive officer)	March 1, 2021
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 1, 2021
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 1, 2021
Name:	Joseph T. Johnson

By:	/s/ JEFFREY H. DONAHUE	Lead Director	March 1, 2021
Name:	Jeffrey H. Donahue

By:	/s/ JOHN H. ALSCHULER, JR.	Director	March 1, 2021
Name:	John H. Alschuler, Jr.

By:	/s/ KEITH E. BASS	Director	March 1, 2021
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	March 1, 2021
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	March 1, 2021
Name:	Beverly K. Goulet

By:	/s/ DENNIS D. OKLAK	Director	March 1, 2021
Name:	Dennis D. Oklak

By:	/s/ MARY ELIZABETH McCORMICK	Director	March 1, 2021
Name:	Mary Elizabeth McCormick

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Codification (ASC) 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of investments in hotel properties for impairment
As discussed in Note 2 to the consolidated financial statements, the Company performs impairment testing whenever events or changes in circumstances indicate that the carrying amount of hotel properties may not be recoverable. The impact of the COVID-19 pandemic on the operations of all of the Company’s hotel properties resulted in recoverability assessments performed on all hotel properties owned by the Company. Under such recoverability assessments, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the eventual disposition of a hotel exceed its carrying value. If it is determined that the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount of the hotel to its estimated fair market value is recorded and an impairment loss is recognized. Investments in hotel properties were $2.6 billion as of December 31, 2020.
We identified the evaluation of investments in hotel properties for impairment as a critical audit matter. Subjective auditor judgment was required to evaluate specific assumptions used in the Company’s undiscounted cash flow analysis. There is estimation uncertainty related to assumptions used, including the probability assessment of the Company’s holding period for certain properties; hotel net operating income, specifically the expected duration and financial impact of the COVID-19 pandemic; and terminal capitalization rates. A significant change to these assumptions could impact the Company’s determination of the recoverability of the carrying value of its hotel properties.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to evaluate investments in hotel properties for impairment, including the specific assumptions described above. We evaluated the probability assessment of the Company’s holding period for certain properties by comparing the assessment to the results of our inquiries of Company officials and inspections of documents, such as meeting minutes of the board of directors. For certain properties, we evaluated the expected hotel net operating income, including the expected duration and financial impact of the COVID-19 pandemic, by inspecting third-party industry reports. In addition, for certain properties, we involved valuation professionals with specialized skills and knowledge, who assisted in:
–assessing the Company’s hotel net operating income by comparing the expected duration and financial impact of the COVID-19 pandemic to publicly available market data;
–evaluating the terminal capitalization rates by comparing them against a rate range that was independently developed using publicly available market data for comparable entities.
We performed sensitivity analyses over the terminal capitalization rates and net operating income for certain hotel properties subject to an undiscounted cash flow analysis.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Orlando, Florida
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Xenia Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Orlando, Florida
March 1, 2021

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2020 and 2019
(Dollar amounts in thousands)

	December 31, 2020	December 31, 2019
Assets
Investment properties:
Land	$446,855	$483,052
Buildings and other improvements	2,949,114	3,270,056
Total	$3,395,969	$3,753,108
Less: accumulated depreciation	(827,501)	(826,738)
Net investment properties	$2,568,468	$2,926,370
Cash and cash equivalents	389,823	110,841
Restricted cash and escrows	38,963	84,105
Accounts and rents receivable, net of allowance for doubtful accounts	8,966	36,542
Intangible assets, net of accumulated amortization (Note 5 and Note 8)	6,456	28,997
Other assets	66,927	76,151
Total assets	$3,079,603	$3,263,006
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 6)	$1,374,480	$1,293,054
Accounts payable and accrued expenses	62,676	88,197
Distributions payable	202	31,802
Other liabilities	75,382	74,795
Total liabilities	$1,512,740	$1,487,848
Commitments and Contingencies (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 113,755,513 and 112,670,757 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1,138	1,127
Additional paid in capital	2,080,364	2,060,924
Accumulated other comprehensive loss	(14,425)	(4,596)
Accumulated distributions in excess of net earnings	(513,002)	(318,434)
Total Company stockholders' equity	$1,554,075	$1,739,021
Non-controlling interests	12,788	36,137
Total equity	$1,566,863	$1,775,158
Total liabilities and equity	$3,079,603	$3,263,006
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rooms revenues	$217,960	$686,485	$659,697
Food and beverage revenues	105,857	382,031	335,723
Other revenues	45,959	80,571	62,787
Total revenues	$369,776	$1,149,087	$1,058,207
Expenses:
Rooms expenses	71,986	162,853	154,716
Food and beverage expenses	93,487	247,487	214,935
Other direct expenses	12,996	30,076	19,677
Other indirect expenses	161,418	285,920	254,881
Management and franchise fees	11,646	46,521	45,553
Total hotel operating expenses	$351,533	$772,857	$689,762
Depreciation and amortization	146,511	155,128	157,838
Real estate taxes, personal property taxes and insurance	50,955	50,184	47,721
Ground lease expense	2,031	4,403	4,882
General and administrative expenses	30,402	30,732	30,460
Gain on business interruption insurance	—	(823)	(5,043)
Acquisition, terminated transaction and pre-opening expenses	994	954	763
Impairment and other losses	29,044	24,171	—
Total expenses	$611,470	$1,037,606	$926,383
Operating (loss) income	$(241,694)	$111,481	$131,824
Gain (loss) on sale of investment properties	93,630	(947)	123,540
Other income	28,911	895	1,162
Interest expense	(61,975)	(48,605)	(51,402)
Loss on extinguishment of debt	(1,625)	(214)	(599)
Net (loss) income before income taxes	$(182,753)	$62,610	$204,525
Income tax benefit (expense)	15,867	(5,367)	(5,993)
Net (loss) income	$(166,886)	$57,243	$198,532
Net loss (income) attributable to non-controlling interests	$3,556	$(1,843)	$(4,844)
Net (loss) income attributable to common stockholders	$(163,330)	$55,400	$193,688

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income - Continued
For the Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Basic and diluted (loss) earnings per share
Net (loss) income per share available to common stockholders	$(1.44)	$0.49	$1.75
Weighted-average number of common shares (basic)	113,489,015	112,636,123	110,124,142
Weighted-average number of common shares (diluted)	113,489,015	112,918,598	110,377,734

Comprehensive (Loss) Income:
Net (loss) income	$(166,886)	$57,243	$198,532
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivative instruments	(18,133)	(14,401)	4,944
Reclassification adjustment for amounts recognized in net (loss) income (interest expense)	7,969	(3,510)	(2,826)
	$(177,050)	$39,332	$200,650
Comprehensive (loss) income attributable to non-controlling interests:
Comprehensive loss (income) attributable to non-controlling interests	$3,891	$(1,270)	$(4,897)
Comprehensive (loss) income attributable to the Company	$(173,159)	$38,062	$195,753
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands, except per share data)

	Common Stock					Non-controlling Interests
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Distributions in Excess of Net Earnings	Operating Partnership	Consolidated Real Estate Entities	Total Non-controlling Interests	Total
Balance at December 31, 2017	106,735,336	$1,068	$1,924,124	$10,677	$(320,964)	$17,781	$12,400	$30,181	$1,645,086
Net income (loss)	—	—	—	—	193,688	5,132	(288)	4,844	198,532
Proceeds from sale of common stock, net	5,719,959	57	134,811					—	134,868
Dividends, common share / units ($1.10)	—	—	—	—	(122,378)	(1,030)	—	(1,030)	(123,408)
Share-based compensation	187,250	2	2,025	—	—	7,693	—	7,693	9,720
Shares redeemed to satisfy tax withholding on vested share-based compensation	(58,555)	(1)	(1,179)	—	—	—	—	—	(1,180)
Contributions from non-controlling interests	—	—	—	—	—	—	79	79	79
Acquisition of non-controlling interests	—	—	(82)	—	—	—	(12,191)	(12,191)	(12,273)
Redemption of Operating Partnership Units	—	—	—	—	—	(837)	—	(837)	(837)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	4,820	—	124	—	124	4,944
Reclassification adjustment for amounts recognized in net income	—	—	—	(2,755)	—	(71)	—	(71)	(2,826)
Balance at December 31, 2018	112,583,990	1,126	2,059,699	12,742	(249,654)	28,792	—	28,792	1,852,705
Net income (loss)	—	—	—	—	55,400	1,843	—	1,843	57,243
Dividends, common share / units ($1.10)	—	—	—	—	(124,180)	(1,949)	—	(1,949)	(126,129)
Share-based compensation	120,885	1	1,898	—	—	8,024	—	8,024	9,923
Shares redeemed to satisfy tax withholding on vested share-based compensation	(34,118)	—	(673)	—	—	—	—	—	(673)
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(13,940)	—	(461)	—	(461)	(14,401)
Reclassification adjustment for amounts recognized in net income	—	—	—	(3,398)	—	(112)	—	(112)	(3,510)
Balance at December 31, 2019	112,670,757	1,127	2,060,924	(4,596)	(318,434)	36,137	—	36,137	1,775,158
Net income (loss)	—	—	—	—	(163,330)	(3,556)	—	(3,556)	(166,886)
Repurchase of common shares, net	(165,516)	(2)	(2,262)	—	—	—		—	(2,264)
Dividends, common share / units ($0.275)	—	—	—	—	(31,238)	(323)	—	(323)	(31,561)
Share-based compensation	176,229	2	3,277	—	—	8,643	—	8,643	11,922
Shares redeemed to satisfy tax withholding on vested share-based compensation	(48,489)	(1)	(718)	—	—	—	—	—	(719)
Redemption of Operating Partnership Units	1,122,532	12	19,143	—	—	(27,778)	—	(27,778)	(8,623)
Other comprehensive (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(17,611)	—	(522)	—	(522)	(18,133)
Reclassification adjustment for amounts recognized in net loss	—	—	—	7,782	—	187	—	187	7,969
Balance at December 31, 2020	113,755,513	$1,138	$2,080,364	$(14,425)	$(513,002)	$12,788	$—	$12,788	$1,566,863
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(166,886)	$57,243	$198,532
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	143,941	152,270	154,262
Non-cash ground rent and amortization of other intangibles	2,613	3,060	3,854
Amortization of debt premiums, discounts, and financing costs	3,874	2,452	2,595
Loss on extinguishment of debt	1,625	214	599
(Gain) loss on sale of investment properties	(93,630)	947	(123,540)
Impairment and other losses	29,044	24,171	—
Share-based compensation expense	10,930	9,380	9,172
Deferred interest expense	3,451	—	—
Other non-cash adjustments	508	—	—
Changes in assets and liabilities:
Accounts and rents receivable	27,352	(1,764)	4,104
Other assets	(12,459)	(4,318)	3,513
Accounts payable and accrued expenses	(23,289)	2,417	1,307
Other liabilities	(4,796)	498	(204)
Net cash (used in) provided by operating activities	$(77,722)	$246,570	$254,194
Cash flows from investing activities:
Purchase of investment properties	—	(190,024)	(354,149)
Capital expenditures	(69,228)	(93,036)	(108,210)
Proceeds from sale of investment properties	320,416	60,172	412,557
Performance guaranty payments	3,000	—	—
Net cash provided by (used in) investing activities	$254,188	$(222,888)	$(49,802)
Cash flows from financing activities:
Proceeds from mortgage debt and notes payable	—	—	83,000
Payoffs of mortgage debt	(51,000)	(104,857)	(271,709)
Principal payments of mortgage debt	(2,215)	(3,606)	(3,901)
Proceeds from Corporate Credit Facility Term Loans	—	85,000	65,000
Principal payments on Corporate Credit Facility Term Loans	(300,000)	—	—
Proceeds from draws on the Revolving Credit Facility	340,000	160,000	170,000
Payments on the Revolving Credit Facility	(336,907)	—	(210,000)
Proceeds from Senior Notes	500,500	—	—
Payment of loan fees and issuance costs	(18,143)	(418)	(4,824)
Contributions from non-controlling interests	—	—	79
Proceeds from issuance of common stock, net of offering costs	—	—	135,031
Repurchase of common shares	(2,264)	—	—
Redemption of Operating Partnership Units	(8,623)	—	(837)
Acquisition of non-controlling interest in consolidated real estate investments	—	—	(12,273)
Dividends	(63,162)	(125,865)	(121,733)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(812)	(598)	(1,021)
Net cash provided by (used) in financing activities	$57,374	$9,656	$(173,188)
Net increase (decrease) in cash and cash equivalents and restricted cash	233,840	33,338	31,204
Cash and cash equivalents and restricted cash, at beginning of year	194,946	161,608	130,404
Cash and cash equivalents and restricted cash, at end of year	$428,786	$194,946	$161,608

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2020, 2019 and 2018
(Dollar amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$389,823	$110,841	$91,413
Restricted cash	38,963	84,105	70,195
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$428,786	$194,946	$161,608

The following represents cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$43,961	$46,526	$49,152
Cash paid for income taxes	1,621	4,339	7,709
Cash acquired as part of asset acquisition	—	600	—

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,022	$2,079	$2,054
Adjustment to record right of use asset and lease liability, net	—	28,072	—
Distributions payable	202	31,802	31,574
Mortgage assumed by buyer related to sale of investment property	60,269	—	—
The accompanying notes are an integral part of these consolidated financial statements.

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of December 31, 2020, the Company collectively owned 97.9% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.1% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of December 31, 2020, the Company owned 35 lodging properties with a total of 10,011 rooms (unaudited). As of December 31, 2019, the Company owned 39 lodging properties with a total of 11,245 rooms (unaudited). As of December 31, 2018, the Company owned 40 lodging properties with 11,165 rooms (unaudited).
Impact of COVID-19 on our Business
In January 2020, confirmed cases of novel coronavirus and related respiratory disease (“COVID-19”) started appearing in the United States. By March 11, 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement multi-step policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. Between March and April 2020, the Company temporarily suspended operations at 31 of its hotels and resorts. The Company’s remaining eight properties continued operating at levels which reflected the significantly reduced demand levels. Between May and September 2020, the Company recommenced operations at 29 of its hotels and resorts. One additional hotel recommenced operations in October 2020 and four hotels were sold in the fourth quarter of 2020. As a result, as of December 31, 2020, 34 of the Company's 35 hotels and resorts were open and operating and Hyatt Regency Portland at the Oregon Convention Center is currently the Company's only hotel with suspended operations.
Leisure demand gradually improved during the second half of 2020, however, many markets throughout the country began to experience a resurgence in COVID-19 case counts and hospitalizations and have reimplemented or strengthened closures, quarantines, shelter-in-place orders and social distancing requirements, which have continued into 2021. However, business transient and group demand has been limited and, consistent with trends throughout the U.S. lodging industry, continues to lag in recovery. The vast majority of our hotel portfolio's group business for the year was canceled, and the Company does not expect that this business will be rebooked in the future. We have also experienced ongoing cancellations and marginal new booking activity in 2021.
Our portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, along with amenities, including spas and golf courses, the majority of which have resumed operations in accordance with state and local ordinances. However, these ancillary amenities could be impacted again in the future in order to comply with state and local ordinances, restrictions and safety measures to address resurgences of the pandemic and/or to accommodate reduced levels of demand. We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will be gradual, and likely inconsistent, and may lag behind the recovery of other industries. Factors such as public health, availability and effectiveness of COVID-19 vaccines and therapeutics, and the geopolitical environment may impact the timing, extent and pace of such recovery. As a result of COVID-19, our revenues have declined significantly during 2020 compared to 2019.

We expect the recovery to historical levels will take several years. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. Additionally, we expect the effects of the pandemic could materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as to cause us to scale back or delay planned renovations and other projects. We also cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic becomes, or if a resurgence occurs, the greater the material adverse impact on our business, operating margins, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to equity and credit markets and our ability to service our indebtedness.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly-owned subsidiaries and consolidated real estate investments. The Company's subsidiaries and real estate investments generally consist of limited liability companies ("LLCs"), limited partnerships ("LPs") and the TRS. The effects of all inter-company transactions have been eliminated.
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
In applying the accounting guidance, the Company considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our unconditional obligations due over the next 12 months. As of March 31, 2020, the Company was not in compliance with one of its debt financial maintenance covenants under its Revolving Credit Facility and its four Corporate Credit Facility Term Loans (collectively, the "Corporate Credit Facilities"), which resulted in an event of default under each of its Corporate Credit Facilities. On June 30, 2020, the Company entered into amendments to the Corporate Credit Facilities. These amendments waived the event of default caused by our noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020, suspended the testing of the leverage ratio covenant, the fixed charge coverage ratio covenant and the unsecured interest ratio covenant under the Corporate Credit Facilities, in each case, through and including the fiscal quarter ending March 31, 2021, unless earlier terminated by the Company, and provided for a gradual return to pre-amendment covenant levels by mid-2022. In addition, the amendments extended the maturity date for the $175 million Corporate Credit Facility Term Loan from February 2021 to February 2022, resulting in no debt maturities for the Company until 2022. The amendments imposed certain additional restrictions and covenants through at least the second quarter of 2021 relating to dividends, share repurchases, the incurrence of additional debt or liens, acquisitions, capital expenditures, the addition of a minimum liquidity requirement, certain mandatory prepayment requirements, and equity pledges from subsidiaries that own certain of the assets in the unencumbered borrowing base, as well as restrictions on the use of proceeds from asset sales, new debt and equity capital raised, among other things.
Additionally, the Company completed loan amendments for its eight mortgage loans during the year ended December 31, 2020. The terms of the amendments varied by lender, and included items such as the deferral of monthly interest and/or principal payments for three to nine months, temporary elimination of requirements to make furniture, fixtures and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods. As of December 31, 2020, the Company was not in compliance with its debt covenants for two of its mortgage loans, however, this did not result in an event of default but did trigger a cash sweep until covenant compliance is achieved in the future. The cash sweep allows the lender to pull excess cash generated by the property into a separate account that they control, which may be used to reduce the outstanding loan balance. The Company anticipates that it will fail additional covenants on certain mortgage loans within the next 12 months which would result in covenant violations and foresees the need to request additional waivers or modifications from our lenders. If the Company is unable to obtain waivers it would be required to pay down the loan by an amount which would result in our compliance with the debt covenant test.
In August 2020, the Operating Partnership issued $300 million of 6.375% Senior Notes due in 2025 (the "Senior Notes") at a price equal to 100% of face value with net proceeds primarily used to repay a portion of our Revolving Credit Facility and the two Corporate Credit Facility Term Loans maturing in 2022. In connection with the issuance of its $300 million of the Senior Notes, the Company effectuated additional amendments to each of our Corporate Credit Facility agreements. These additional amendments included permanent changes to the application of mandatory prepayments required during the covenant waiver period and enable us to acquire hotels by issuing equity. The amendments allow us, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to retain 55% of net proceeds raised through various actions including debt issuances, equity issuances, and dispositions for general corporate purposes, with the remaining 45% being used to repay the Revolving Credit Facility (without a permanent reduction in the commitments) and our two Corporate Credit Facility Term Loans maturing in 2022.
In October 2020, the Operating Partnership completed a $200 million add-on offering of Senior Notes at a price equal to 100.25% of face value. Net proceeds from this issuance, along with cash on hand, were used to repay the remaining balance outstanding on the Company's two Corporate Credit Facility Term Loans due in 2022 and the $51 million mortgage loan collateralized by the Marriott Dallas Downtown due in 2022. In connection with the issuance of the additional Senior Notes, the Company effectuated additional amendments to its Revolving Credit Facility and its two remaining Corporate Credit Facility Term Loans, which (i) increased commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024 reflecting a two year extension of the maturity date; (ii) extended the waiver period for testing of the financial covenants through year end 2021 and extending the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023; (iii) modified the application of mandatory prepayments to allow us, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to apply 50% of net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay the Revolving Credit Facility, with the balance of the proceeds retained by the Company; and (iv) extended the minimum liquidity covenant through the second quarter of 2022.
Also in October 2020, the Company sold Residence Inn Boston Cambridge for $107.5 million, which included the buyer assuming the $60.3 million mortgage collateralized by the hotel, and sold Marriott Napa Valley Hotel & Spa for $100.1 million. These transactions generated approximately $144.1 million in net cash proceeds for the Company after transaction costs and the buyer's assumption of the mortgage loan collateralized by the hotel. The Company also retained the approximately $5.9 million balance in the furniture, fixtures and equipment replacement reserves. Proceeds from the sales were used repay a portion of the Corporate Credit Facilities and for general corporate purposes.
Then in November 2020, the Company sold Hotel Commonwealth for $113.0 million and Renaissance Austin Hotel for $70.0 million. These transactions combined generated approximately $176.3 million in net cash proceeds for the Company after transaction costs. The Company also retained the approximately $6.6 million balance in the furniture, fixtures and equipment replacement reserves. Proceeds from the sales were used to repay a portion of the Revolving Credit Facility and for general corporate purposes.
In addition, the Company reduced all non-essential spending, revisited its investment strategies, reduced ongoing payroll costs, and canceled or deferred a significant amount of capital expenditures projects in 2020. The Company also suspended our quarterly dividend after the first quarter of 2020 to preserve liquidity.
While all of the actions taken by the Company help provide additional liquidity, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will lag behind the recovery of other industries and factors such as public health, availability of COVID-19 vaccines and therapeutics, and the geopolitical environment may impact the timing, extent and pace of such recovery. Therefore, as a consequence of these unprecedented trends resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed loan amendments that provide for, among other things, covenant holidays through the fiscal quarter ending December 31, 2021 and a gradual return to pre-amendment covenant levels by the second quarter of 2023, our current forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that it has the ability to continue as a going concern.

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
Risks and Uncertainties
As a result of temporary closures and significantly reduced demand levels, our revenues declined significantly during the year ended December 31, 2020. As of December 31, 2020, 34 of the Company's 35 hotels and resorts were open and operating. and Hyatt Regency Portland at the Oregon Convention Center is currently the Company's only hotel with suspended operations. The Company's portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which will have limited operations or will be not be operating in the near term in order to comply with implemented safety measures and ongoing restrictions and to accommodate reduced levels of demand. We will continue to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adjust our operations. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will lag behind the recovery of other industries and factors such as public health, availability and effectiveness of COVID-19 vaccines and therapeutics, and the geopolitical environment may impact the timing, extent and pace of such recovery. Additionally, we expect the effects of the pandemic to materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as cause us to scale back or delay planned renovations and other projects. We cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on our operations, although the longer and more severe the pandemic becomes, or if a resurgence occurs, the greater the material adverse impact will be on our business, operating margins, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to credit markets and our ability to service our indebtedness.
For the years ended December 31, 2020, 2019 and 2018, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida market of approximately 12%, 10% and 11% of the total revenues of the Company, respectively. For the year ended December 31, 2020, the Company had a geographical concentration of revenues generated from hotels in Phoenix, Arizona of approximately 11%. Further, over 30% of the Company's total revenues for the years ended December 31, 2020 and 2019, respectively, were concentrated in its five largest hotels. In addition, as of December 31, 2020, approximately 22%, 19%, and 13% of rooms in our portfolio were located in Texas, California and Florida, respectively (unaudited). The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities, negative trends in the industry sectors that are concentrated in these markets and more severe restrictions related to COVID-19, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which we are concentrated. In addition, our hotels may be subject to the effects of adverse acts of nature, such as winter storms, hailstorms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage to our hotels in specific geographic locations, including in the Texas, California and Florida markets.
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
Non-controlling Interests
The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the consolidated balance sheet within equity, separately from the Company’s equity. On the consolidated statement of operations and comprehensive (loss) income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Income or loss is allocated to non-controlling interests based on their weighted-average ownership percentage for the applicable period. The consolidated statements of changes in equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2020, all share-based payments awards are included in permanent equity.
As of December 31, 2020, the consolidated results of the Company included the ownership interests of its Operating Partnership Units in the Operating Partnership, which are held by certain of the Company's current executive officers and Board of Directors.
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
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, certain of the Company's third-party managers suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.
Direct and indirect costs that are related to the construction and improvements of investment properties are capitalized. Interest and costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress, which included $0.5 million and $0.8 million for the years ended December

31, 2020 and 2019, respectively. The Company also capitalizes project management compensation-related costs and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio, which included $2.4 million, $2.8 million, and $2.8 million and for the years ended December 31, 2020, 2019 and 2018, respectively.
Depreciation expense is computed using the straight-line method. Investment properties are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.
Per the terms of one of our management agreements, the third-party manager has guaranteed certain performance thresholds through December 31, 2023. The performance guaranty is related to one of our hotels for which the Company paid consideration to an affiliate of the respective third-party manager to take assignment of the purchase agreement in order to acquire the hotel. If performance does not meet these established thresholds, the third-party manager is required to reimburse the Company for certain fees and/or pay a performance guaranty as calculated per the terms of the respective agreement. During the year ended December 31, 2020, the Company received $3.0 million as a result of these performance thresholds not being met. The proceeds were recorded as a reduction of the initial basis in land and building and other improvements on the same pro rata basis as the original purchase price allocation and will be amortized over the respective remaining useful life.
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
The Company adopted ASU 2017-01 on January 1, 2018 on a prospective basis. Following the adoption of ASU 2017-01, investments in hotel properties, including land and land improvements, building and building improvements, furniture, fixtures and equipment, and identifiable intangible assets and liabilities, will generally be accounted for as asset acquisitions. Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction.
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
The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, inventory, acquired above market and below market leases, in-place lease value (if applicable), advance bookings, and any assumed financing that is determined to be above or below market terms. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.
The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties in the market at the time that the loan is assumed. The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases in the market at the time of acquisition and lost rent payments during an assumed lease up period when calculating vacant fair values for properties acquired with space leases to third-party tenants, which is typically retail or restaurant space. The Company also evaluates each acquired lease, including ground leases, based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased land or retail space in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market lease intangible based upon the present value of the difference between the contractual lease rate and the estimated market rate. For leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate" and current interest rates. This discount rate is a significant factor in determining the market valuation which requires judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.
The portion of the purchase price allocated to acquired above or below market lease costs are amortized on a straight-line basis over the life of the related lease, including the respective renewal periods, and is recorded as non-cash rent expense. The portion of the purchase price allocated to acquired in-place lease intangibles are amortized on a straight-line basis over the life of the related lease and is recorded as amortization expense. The portion of the purchase price allocated to advance bookings is amortized on a straight-line basis over the estimated life and is recorded as amortization expense.
Impairment
Long-lived assets and intangibles
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Events or circumstances that may cause a review include, but are not limited to, when (1) a hotel property experiences a significant decrease in the market price of the long-lived asset, (2) a hotel property experiences a current or projected loss from operations combined with a history of operating or cash flow losses, (3) it becomes more likely than not that a hotel property will be sold before the end of its useful life, (4) an accumulation of costs is significantly in excess of the amount originally expected for the acquisition, construction or renovation of a long-lived asset, (5) adverse changes in demand occur for lodging at a specific property due to declining national or local economic conditions and/or new hotel construction in markets where the hotel is located, (6) there is a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset and/or (7) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment charge to the extent that the carrying value exceeds fair value.
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the lodging and hospitality industries, which management considered to be a triggering event for each of its hotels during its impairment testing for the year ended December 31, 2020. The Company assessed the recoverability of each of its long-lived assets and intangibles and determined that there were no impairments as of December 31, 2020.
During the year ended December 31, 2020, the Company recorded an impairment loss of $8.9 million for Renaissance Austin Hotel to reduce the carrying value of the long-lived asset to its fair value. The impairment was the result of a shortened estimated hold period due to the expected sale. The sale of the hotel closed in November 2020.
During the year ended December 31, 2019, the Company recorded an impairment loss of $14.8 million for Marriott Chicago at Medical District/UIC to reduce the carrying value of the long-lived asset to fair value. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and a shortened estimated hold period. The sale of the hotel closed in December 2019.
Refer to Notes 4 and 8 for further information.
Goodwill
The excess of the cost of an acquired entity (i.e. those that met the definition of an acquired business), over the net of the fair values assigned to assets acquired (including identified intangible assets and liabilities) assumed is recorded as goodwill. Goodwill has been recognized and allocated to specific properties. The Company tests goodwill for impairment annually or more frequently if events or changes in circumstances indicate impairment.
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
In accordance with ASU 2017-04, the Company has the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The optional qualitative assessment determines whether it is more likely than not that the specific goodwill's fair value is less than its carrying amount. If it is determined that it is more likely than not that the goodwill is impaired, the Company performs a single-step analysis to identify and measure impairment. The fair value of goodwill is based on either the direct capitalization method or the discounted cash flow valuation method. The direct capitalization method is based on a capitalization rate, which is generally observable (a Level 2 input, but at times could be unobservable, which is a Level 3 input), applied to the underlying hotel's most recent stabilized trailing twelve month net operating income at the time of the fair value analysis. The discounted cash flow method is based on estimated future cash flow projections that utilize discount rates, terminal capitalization rates, and planned capital expenditures, which are generally unobservable in the market place (Level 3 inputs). These estimates approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including the historical operating results, estimated growth rates, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value an impairment charge is recorded in an amount equal to that excess but only to the extent the value of goodwill is reduced to zero.
As of December 31, 2020 and 2019, the Company had goodwill of $4.9 million and $25.0 million, respectively, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets for the periods then ended. During the year ended December 31, 2020, the Company determined the carrying values of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their fair values and therefore recorded an impairment charge of $20.1 million related to these two hotels. During the year ended December 31, 2019, the Company determined the carrying value of goodwill related to Bohemian Hotel Savannah Riverfront, Autograph Collection, was in excess of its fair value and therefore recorded an impairment charge of $9.4 million. During the year ended December 31, 2018, the Company derecognized $5.4 million of goodwill upon the disposition of Hilton Garden Inn Washington D.C. Downtown. Refer to Notes 4 and 8 for further information.
Impairment estimates
The use of projected future cash flows, both undiscounted and discounted, and estimated hold periods are based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. These assumptions and estimates about future cash flows, including the uncertainty regarding the extent and duration of the effects of the COVID-19 pandemic on our operations, along with the capitalization and discount rates used to determine these estimates are complex and subjective. The determination of fair value and possible subsequent impairment of long-lived investment properties and/or goodwill is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.
Leases
In February 2016, the FASB issued ASU 2016-02 ("Topic 842"), Leases, which replaced Topic 840, Leases, and requires lessees to recognize all leases on the balance sheet and disclose key information about leasing arrangements ("ASU 2016-02"). Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842 ("ASU 2018-01"); ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"); and ASU 2018-11, Targeted Improvements ("ASU 2018-11"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the income statement.
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
For leases greater than 12 months, the Company evaluates the lease at commencement to determine if the lease is an operating or finance lease. If a lease includes variable lease payments that are based on an index or rate, such as the Consumer Price Index, these increases are included in the lease liability. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
If the rate implicit in the lease is not readily determinable, the incremental borrowing rate is used. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Management uses a portfolio approach to develop a base incremental borrowing rate for our various lease types. This approach includes consideration of the Company's incremental borrowing rate at both the corporate and property level and analysis of current market conditions for obtaining new financings. Management then adjusts the base incremental borrowing rate to take into consideration an individual lease's credit risk, total lease payments, and remaining lease term.
Certain of our hotels have retail space that is leased to third-parties. Rental income from retail leases is recognized on a straight-line basis over the term of the underlying lease and is included in other income on the consolidated statement of operations and comprehensive (loss) income. Percentage rent is recognized at the point in time in which the underlying thresholds are achieved and percentage rent is earned.
Insurance Recoveries
At times, the Company may be entitled to business interruption proceeds for certain properties; however, it will not record an insurance recovery receivable for these types of losses until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as a gain.
Hurricane Irma made landfall in September 2017, the aftermath of which continued to impact demand in the Key West market into 2018 and 2019, including at Hyatt Centric Key West Resort & Spa. During the year ended December 31, 2019 the Company recognized $0.8 million of business interruption insurance proceeds for Hyatt Centric Key West Resort & Spa, of which $0.7 million of the proceeds related to lost income in 2018, with the remaining $0.1 million attributable to lost income from the first quarter of 2019.
During the year ended December 31, 2018, the Company recognized $5.0 million of business interruption insurance proceeds. Of the $5.0 million recognized, $3.1 million of the proceeds related to Hyatt Centric Key West Resort & Spa and $0.2 million of the proceeds related to Marriott Woodlands Waterway Hotel & Convention Center from lost income attributed to Hurricanes Irma and Harvey, respectively. The remaining $1.7 million recognized during the year ended December 31, 2018, related to insurance proceeds received for the Company's two Napa hotels for lost income as a result of the Northern California wildfires that impacted the hotels in the fourth quarter of 2017.
These amounts are included in gain on business interruption insurance on the consolidated statements of operations and comprehensive (loss) income for the periods then ended.
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
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), the operations for the investment properties held for sale are classified on the consolidated statement of operations and comprehensive (loss) income as discontinued operations for all periods presented.
Disposition of Real Estate
The Company accounts for dispositions of real estate in accordance with ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20") for the transactions between the Company and unrelated third-parties that are not considered a customer in the ordinary course of business. Typically, the real estate assets disposed of do not represent the transfer of a business or contain a material amount of financial assets, if any. The real estate assets promised in a sales contract are typically nonfinancial assets (i.e. land or a leasehold interest in land, building, furniture, fixtures and equipment) or in substance nonfinancial assets. The Company recognizes a gain or loss in full when the real estate is sold, provided (a) there is a valid contract and (b) transfer of control has occurred.
Prior to the adoption of Subtopic 610-20 in 2018, the Company accounted for dispositions in accordance with FASB Accounting Standards Codification 360-20, Real Estate Sales. The Company recognized the gain or loss in full when real estate was sold, provided (a) the profit was determinable, that is, the collectability of the sales price was reasonably assured or the amount that would not be collectible could be estimated, and (b) the earnings process was virtually complete, that is, the seller was not obliged to perform significant activities after the sale to earn the profit and the buyer had paid a significant non-refundable deposit.
Deferred Financing Costs
Financing costs related to the Revolving Credit Facility and long-term debt are recorded at cost and are amortized as interest expense on a straight-line basis, which approximates the effective interest method, over the life of the related debt instrument unless there is a significant modification to the debt instrument. Financing costs related to the Senior Notes are amortized using the effective interest method. The balance of unamortized deferred financing costs related to the Revolving Credit Facility is included in other assets and unamortized deferred financing costs related to all other debt are presented as a reduction in debt, net of loan premiums, discounts and unamortized deferred financing costs on the consolidated balance sheet. Deferred financing costs related to the Revolving Credit Facility were $7.2 million and $3.4 million at December 31, 2020 and 2019, respectively. This was offset by accumulated amortization of $3.2 million and $1.6 million, respectively. As of December 31, 2020, deferred financing costs related to long-term debt were $10.1 million, which was offset by accumulated amortization of $4.6 million. As of December 31, 2019, deferred financing costs related to long-term debt were $10.9 million, which was offset by accumulated amortization of $5.0 million.
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the consolidated balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). The Company nets assets and liabilities when the right of offset exists. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Revenues
Revenues consists of amounts derived from hotel operations, including the sale of rooms for lodging accommodations, food and beverage, and other ancillary revenue generated by hotel amenities including parking, spa, golf, resort fees and other services.

Revenues are generated from various distribution channels including but not limited to direct bookings, global distribution systems and Internet travel sites. Room transaction prices are based on an individual hotel's location, room type and the bundle of services included in the reservation and are set by the hotel daily. Any discounts, including advanced purchase, loyalty point redemptions or promotions are recognized at the discounted rate whereas rebates and incentives are recorded as a reduction in rooms revenues when earned. Revenues from online channels are generally recognized net of commission fees, unless the end price paid by the guest is known. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the guest. Cash received from a guest prior to check-in is recorded as an advance deposit and is generally recognized as rooms revenue at the time the room reservation has become non-cancellable, upon occupancy or upon expiration of the re-booking date. Advance deposits are included in other liabilities on the consolidated balance sheet. Payment of any remaining balance is typically due from the guest upon check-out. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues).
Food and beverage transaction prices are based on the stated price for the specific food or beverage and varies depending on type, venue and hotel location. Service charges are typically a percentage of food and beverage prices and meeting space rental. Food and beverage revenue is recognized at the point in time in which the goods and/or services are rendered to the guest. Cash received in advance of an event is recorded as either a security or advance deposit. Security and advance deposits are recognized as revenue when it becomes non-cancellable or at the time the food and beverage goods and services are rendered to the guest. Payment for the remaining balance of food and beverage goods and services is due upon delivery and completion of such goods and services.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2020, 2019 and 2018, comprehensive (loss) income attributable to the Company was $(173.2) million, $38.1 million and $195.8 million, respectively. As of December 31, 2020, 2019 and 2018, the Company's accumulated other comprehensive loss was $(14.4) million and $(4.6) million and other comprehensive income of $12.7 million, respectively.
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
To continue to qualify as a REIT, the Company cannot operate or manage its hotels. Accordingly, the Company, through its Operating Partnership, leases all of its hotels to subsidiaries of its TRS. The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as TRSs pursuant to the Code. TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal, state and local tax at regular corporate tax rates. Lease revenue at the Operating Partnership and lease expense from the TRS subsidiaries are eliminated in consolidation for financial statement purposes.

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
Share-Based Compensation
The Company maintains a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, LTIP Units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures as they occur, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's share price, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the consolidated statement of operations and comprehensive (loss) income and capitalized in the basis of buildings and other improvements in the consolidated balance sheet for certain employees that manage property developments, renovations and capital improvements.
Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding the weighted-average number of unvested share-based compensation awards outstanding during the period. Diluted EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period plus the effect of any dilutive securities. Any anti-dilutive securities are excluded from the diluted earnings per share calculation. For the year ended December 31, 2020, diluted EPS was computed in the same manner as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive shares anti-dilutive.
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

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Year Ended
Primary Markets	December 31, 2020
Orlando, FL	$45,147
Phoenix, AZ	41,745
Houston, TX	33,785
San Diego, CA	26,701
Atlanta, GA	23,399
Dallas, TX	19,295
San Francisco/San Mateo, CA	18,726
Denver, CO	17,487
Washington, DC-MD-VA	15,223
California North	13,855
Other	114,413
Total	$369,776

Year Ended
Primary Markets	December 31, 2019
Orlando, FL	$117,545
Houston, TX	100,285
Phoenix, AZ	98,312
San Diego, CA	79,995
Dallas, TX	74,356
San Francisco/San Mateo, CA	74,161
Atlanta, GA	62,040
San Jose-Santa Cruz, CA	58,975
Denver, CO	55,515
Washington, DC-MD-VA	51,347
Other	376,556
Total	$1,149,087

Year Ended
Primary Markets	December 31, 2018
Orlando, FL	$116,439
Phoenix, AZ	96,122
Houston, TX	94,127
Washington, DC-MD-VA	73,070
San Francisco/San Mateo, CA	72,782
Dallas, TX	69,648
San Jose-Santa Cruz, CA	58,569
Denver, CO	46,369
Boston, MA	46,147
California North	45,006
Other	339,928
Total	$1,058,207
4. Investment Properties
From time to time, we evaluate acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
The Company did not acquire any hotels during the year ended December 31, 2020. During the year ended December 31, 2019, the Company acquired the following hotel:

Property	Location	Date	No. of Rooms (unaudited)	Net Purchase Price (in thousands)
Hyatt Regency Portland at the Oregon Convention Center(1)	Portland, OR	12/2019	600	$190,000
Total acquired in the year ended December 31, 2019			600	$190,000
(1)     Funded with $30 million from cash on hand and $160 million of proceeds drawn on the Revolving Credit Facility. The Company accounted for the transaction as an asset acquisition and therefore capitalized the $0.5 million of acquisition costs as part of the purchase price. Per the terms of the respective purchase agreement the Company may be obligated to pay additional consideration to the seller of up to $35 million, which is based on adjusted profit for calendar years 2022 and 2023.
The Company recorded the identifiable assets and liabilities, including intangibles, acquired in the asset acquisitions at the acquisition date relative fair value, which is based on total accumulated costs of the acquisition. The following represents the purchase price allocation of the hotel acquired during the year ended December 31, 2019 (in thousands):

December 31, 2019
Land	$24,670
Building and improvements	147,755
Furniture, fixtures, and equipment	14,176
Intangibles and other assets(1)	3,336
Working capital	600
Total purchase price(2)	$190,537
(1)    As part of the purchase price allocation for Hyatt Regency Portland at the Oregon Convention Center, the Company allocated $3.2 million to advance bookings that will be amortized over 6.0 years.
(2)    During the year ended December 31, 2019, the total cost capitalized included acquisition costs as the transaction was accounted for as an asset acquisition.

Dispositions
In January 2020, the Company entered into an agreement to sell the 522-room Renaissance Atlanta Waverly Hotel & Convention Center for $155 million. The transaction was initially expected to close in the first quarter, however the Company entered into an amendment to the agreement to extend the closing date until July 2020. The transaction did not close as contemplated in the amended agreement and, as a result, the agreement was terminated. The Company received the $7.8 million non-refundable deposit from escrow in August 2020. This was recognized as other income, which is included on the consolidated statement of operations and comprehensive (loss) income for year ended December 31, 2020.
In February 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel for $100.5 million. The transaction was initially expected to close in the first quarter but the Company subsequently entered into an amendment to the agreement that extended the closing until April 2020. The transaction did not close as contemplated by the amended agreement and, as a result, the agreement was terminated. The Company retained the $2.0 million non-refundable deposit and recognized this amount as other income, which is included on the consolidated statement of operations and comprehensive (loss) income for year ended December 31, 2020.
In March 2020, the Company entered into an agreement to sell a portfolio of seven Kimpton hotel assets, which included Kimpton Canary Hotel Santa Barbara, Kimpton Hotel Monaco Chicago, Kimpton Hotel Monaco Denver, Kimpton Hotel Monaco Salt Lake City, Kimpton Hotel Palomar Philadelphia, Kimpton Lorien Hotel & Spa and Kimpton RiverPlace Hotel (collectively, the “Kimpton Portfolio”) in an all-cash transaction valued at approximately $483 million, inclusive of $6 million of cash in existing furniture, fixture and equipment replacement reserve accounts. In connection with entering into the agreement, a $20 million at-risk deposit was placed in escrow by the buyer.
In April 2020, the buyer parties of the Kimpton Portfolio provided notice to the Company alleging the Company breached the agreement to sell the portfolio and purporting to terminate the agreement prior to the closing date.  The Company denied the buyers' allegations and rejected the buyers' purported termination. On the scheduled closing date, the buyer parties failed to close on the transaction. As a result of the buyer parties’ failure to close, the Company terminated the agreement and filed a complaint in Delaware Chancery Court seeking disbursement of the $20 million at-risk deposit held in escrow. The parties resolved the matter in July 2020, resulting in the release of $19 million to the Company, plus the Company's pro rata share of the interest earned while held in escrow and a voluntary dismissal of the lawsuit. The Company recognized this amount as other income, which is included on the consolidated statement of operations and comprehensive (loss) income for year ended December 31, 2020.
In August 2020, the Company entered into an agreement to sell the 221-room Residence Inn Boston Cambridge in Cambridge, Massachusetts for $107.5 million. The sale closed on October 1, 2020 for a gain of $55.9 million. As part of the transaction, the buyer assumed the mortgage loan collateralized by the hotel with a principal balance of $60.3 million. Net cash proceeds from the sale, after transaction closing costs and the loan assumption by the buyer, were $45.5 million. The Company also retained the approximately $4.4 million of lender tax escrows and furniture, fixtures and equipment replacement reserves. Proceeds from the sale were used to repay borrowings under the Revolving Credit Facility and for general corporate purposes.
Also in August 2020, the Company entered into an agreement to sell the 275-room Marriott Napa Valley Hotel & Spa in Napa, California for $100.1 million. The sale closed on October 22, 2020 for a gain of $37.9 million. Net cash proceeds from the sale, after transaction closing costs, were $98.7 million. The Company also retained the approximately $1.5 million balance in the furniture, fixtures and equipment replacement reserves. Proceeds from the sale were used to repay borrowings under the Revolving Credit Facility and for general corporate purposes.
In September 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for $70.0 million. In October 2020, the buyer terminated the agreement but subsequently reinstated the agreement in October 2020, which included the funding of an at-risk deposit. As a result, the Company recorded an impairment loss of approximately $8.9 million as of September 30, 2020, which is included in impairment and other losses on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2020. The sale closed on November 24, 2020 for a gain of $0.2 million. Net cash proceeds from the sale, after transaction closing costs, were $66.7 million. The Company also retained the approximately $4.8 million balance in the furniture, fixtures and equipment replacement reserves. Proceeds from the sale were used to repay borrowings under the Revolving Credit Facility and for general corporate purposes.
In October 2020, the Company entered into an agreement to sell the 245-room Hotel Commonwealth, in Boston, Massachusetts for $113.0 million. The sale closed in November 2020 for a loss of $0.4 million. Net cash proceeds from the sale, after transaction closing costs, were $109.6 million. The Company also retained the approximately $1.8 million balance in the furniture, fixtures and equipment replacement reserves. Proceeds from the sale were used to repay borrowings under the Revolving Credit Facility and for general corporate purposes.
The following represents the disposition details for the properties sold during the years ended December 31, 2020, 2019, and 2018 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds	Gain / (Loss) on Sale
Residence Inn Boston Cambridge	10/2020	221	$107,500	$45,451	$55,857
Marriott Napa Valley Hotel & Spa	10/2020	275	100,096	98,684	37,944
Hotel Commonwealth	11/2020	245	113,000	109,602	(416)
Renaissance Austin Hotel	11/2020	492	70,000	66,679	245
Total for the year ended December 31, 2020		1,233	$390,596	$320,416	$93,630

Marriott Chicago at Medical District/UIC	12/2019	113	$10,000	$8,995	$(544)
Marriott Griffin Gate Resort & Spa	12/2019	409	51,500	51,227	(478)
Total for the year ended December 31, 2019		522	$61,500	$60,222	$(1,022)	(1)

Aston Waikiki Beach Hotel	03/2018	645	$200,000	$196,920	$42,323
Hilton Garden Inn Washington D.C. Downtown(2)	11/2018	300	128,000	125,333	58,407
Residence Inn Denver City Center	12/2018	228	92,000	90,304	22,947
Total for the year ended December 31, 2018		1,173	$420,000	$412,557	$123,677	(3)
(1)     During the year ended December 31, 2019, the Company recognized adjustments amounting to a gain of $0.1 million related to the 2018 dispositions.
(2)     As part of the disposition in November 2018, the Company derecognized $5.4 million of goodwill related to Hilton Garden Inn Washington D.C. Downtown.
(3)    During the year ended December 31, 2018, the Company recognized adjustments amounting to a loss of $0.1 million related to the 2017 dispositions.
The operating results for the hotels sold during the years ended December 31, 2020, 2019 and 2018 are included in the Company's consolidated financial statements as part of continuing operations as these dispositions did not represent a strategic shift or have a major effect on the Company's results of operations.
5. Intangible Assets and Liabilities
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Intangible assets:
Acquired in-place lease intangibles	$601	$601
Advance bookings	4,188	4,188
Accumulated amortization	(3,183)	(744)
Net intangible assets	$1,606	$4,045
Goodwill(1)	4,850	24,952
Total intangible assets, net	$6,456	$28,997
(1)During the years ended December 31, 2020 and 2019, the Company recognized goodwill impairment losses of $20.1 million and $9.4 million, respectively. See Note 8 for further details.

The following table summarizes the amortization related to intangibles for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Acquired in-place lease intangibles	$154	$203
Advance bookings	$2,285	$2,580
The following table presents the amortization during the next five years and thereafter related to intangible assets at December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Acquired in-place lease intangibles	$160	$105	$8	$3	$—	$—	$276
Advance bookings	855	331	110	28	6	—	1,330
Total amortization	$1,015	$436	$118	$31	$6	$—	$1,606

6. Debt
Debt as of December 31, 2020 and 2019 consisted of the following (dollar amounts in thousands):

							Balance Outstanding as of
	Rate Type		Rate(1)		Maturity Date		December 31, 2020(2)		December 31, 2019
Mortgage Loans
Marriott Dallas Downtown	Fixed	(3)	4.05%		1/3/2022		$—	(4)	$51,000
Kimpton Hotel Palomar Philadelphia	Fixed	(3)	4.14%		1/13/2023		57,660		58,000
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed	(5)	3.74%		8/14/2024		100,000		100,000
Andaz Napa	Fixed	(6)	3.55%		9/13/2024		56,000		56,000
The Ritz-Carlton, Pentagon City	Fixed	(7)	4.95%		1/31/2025		65,000		65,000
Residence Inn Boston Cambridge	Fixed		4.48%		11/1/2025		—	(8)	60,731
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026		57,857		58,286
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027		115,762		115,000
Total Mortgage Loans			4.08%	(9)			$452,279		$564,017
Corporate Credit Facilities
Corporate Credit Facility Term Loan $175M	Fixed	(10)	3.54%		2/15/2022	(11)	—	(4)	175,000
Corporate Credit Facility Term Loan $125M	Fixed	(12)	4.03%		10/22/2022		—	(4)	125,000
Corporate Credit Facility Term Loan $150M	Fixed	(13)	3.77%		8/21/2023		150,000		150,000
Corporate Credit Facility Term Loan $125M	Fixed	(14)	3.92%		9/13/2024		125,000		125,000
Revolving Credit Facility	Variable		2.93%		2/28/2024	(15)	163,093		160,000
Total Corporate Credit Facilities							$438,093		$735,000
Senior Notes $500M	Fixed		6.375%		8/15/2025		500,000		—
Loan premiums, discounts and unamortized deferred financing costs, net	(16)						(15,892)		(5,963)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			4.78%	(9)			$1,374,480		$1,293,054
(1)Each of the Company's mortgage loans and Corporate Credit Facilities were modified or amended during 2020. The rates shown represent the annual interest rates as of December 31, 2020 or at the time the loan was repaid, if applicable. The variable index for mortgage loans is one-month LIBOR and the variable index for the Corporate Credit Facilities reflects a 25 to 50 basis point LIBOR floor which is applicable for the value of all Corporate Credit Facilities not subject to an interest rate hedge.
(2)For certain mortgage loans, includes deferred interest balances in accordance with the respective amended loan agreement as applicable.

(3)The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for the entire term of the loan.
(4)On October 20, 2020, the Company repaid the outstanding balance of the respective mortgage loan and Corporate Credit Facility Term Loans with cash on hand and proceeds from the additional Senior Notes.
(5)A variable interest loan for which the interest rate has been fixed on $90 million of the balance through January 2022, after which the rate reverts to variable.
(6)A variable interest loan for which the interest rate has been fixed on $51 million of the balance through January 2022, after which the rate reverts to variable.
(7)A variable interest loan for which the interest rate has been fixed through January 2023.
(8)On October 1, 2020, the Company closed on the sale of Residence Inn Boston Cambridge. As part of the transaction the buyer assumed the mortgage loan collateralized by the hotel with a principal balance of $60.3 million.
(9)Represents the weighted-average interest rate as of December 31, 2020.
(10)A variable interest loan for which LIBOR was previously fixed through February 2021. The spread to LIBOR was fixed at 2.25% for the remaining term of the loan as a result of the amendment completed in June 2020. This Corporate Credit Facility Term loan was repaid in October 2020. Three interest rate swaps associated with this loan were terminated in connection with the repayment.
(11)In June 2020, the Company modified the terms of this Corporate Credit Facility Term Loan, which included an extension of the maturity date from February 15, 2021 to February 15, 2022. This Corporate Credit Facility Term Loan was repaid in October 2020.
(12)A variable rate interest loan for which LIBOR was previously fixed through maturity. The spread varied, as it was determined by the Company's leverage ratio after the covenant compliance date specified in the applicable Corporate Credit Facility Term Loan agreement. This Corporate Credit Facility Term Loan was repaid in October 2020.
(13)A variable interest loan for which LIBOR has been fixed for $125.0 million of the balance for certain interest periods through October 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the Covenant Waiver Period.
(14)A variable interest loan for which LIBOR has been fixed for certain interest periods through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the Covenant Waiver Period.
(15)In October 2020, the Company increased commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024. This reflects a two year extension of the maturity date.
(16)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
During 2020, the Company completed loan amendments for each of its eight mortgage loans that were outstanding at the time. The terms of the amendments varied by lender, and included items such as the deferral of monthly interest and/or principal payments for three to nine months, temporary elimination of requirements to make furniture, fixtures and equipment replacement reserve contributions, ability to temporarily utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods. Certain of these secured loan amendments were considered troubled debt restructurings due to terms that allowed for deferred interest and/or principal payments. However, no gain or loss was recognized during the year ended December 31, 2020 as the carrying amount of the original loans were not greater than the undiscounted cash flows of the modified loans.
Of the total outstanding debt at December 31, 2020, none of the mortgage loans were recourse to the Company. As of December 31, 2020, the Company was not in compliance with its debt covenants for two of its mortgage loans, however, this did not result in an event of default but did trigger a cash sweep until covenant compliance is achieved in the future. The cash sweep allows the lender to pull excess cash generated by the property into a separate account that they control, which may be used to reduce the outstanding loan balance. The Company anticipates that it will fail additional covenants on certain mortgage loans within the next 12 months which would result in covenant violations and the need to request waivers or modifications from its lenders. If the Company is unable to obtain waivers or modifications it would be required to pay down the loan by an amount which would result in its compliance with the applicable covenant.
Corporate Credit Facilities
In January 2018, XHR LP ("Borrower") entered into an amended and restated credit agreement (the "Revolving Credit Agreement") with respect to a senior revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks with total commitments of $500 million and a maturity date in February 2022, with two additional six-month extension options. The

Revolving Credit Facility's interest rate was based on a pricing grid with a range of 1.50% to 2.25% over LIBOR as determined by the Company’s leverage ratio, or at the Company's election upon achievement of an investment grade rating from Moody’s Investor Services, Inc. or Standard & Poor’s Rating Services, interest based on LIBOR plus a margin ranging from 0.5% to 1.25%). In addition, until such election, the Company is required to pay a quarterly unused commitment fee of up to 0.30% of the unused portion of the credit facility based on the average daily unused portion of the credit facility; thereafter, the Company is required to pay a facility fee ranging between 0.125% and 0.3% based on the Company's debt rating.
In June 2020, certain subsidiaries of the Company entered into an amendment of the Revolving Credit Agreement (the "June 2020 Revolver Amendment"). The Company also entered into amendments for each of the its Corporate Credit Facility Term Loans (collectively, the “June 2020 Term Loan Amendments” and, together with the June 2020 Revolver Amendment, the “June 2020 Amendments”), which amended (i) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (as amended to date, the “Wells Term Loan Agreement”); (ii) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto (the "KeyBank 2015 Term Loan Agreement"); (iii) the Term Loan Agreement, dated as of August 21, 2018, by and among the Borrower, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto; and (iv) the Term Loan Agreement, dated as of September 13, 2017, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto. Such credit agreements, collectively with the Revolving Credit Agreement (as they have each been described herein), are referred to herein as the “Credit Agreements”.
The June 2020 Amendments, among other things, relieved the Borrower’s compliance with certain covenants under the Credit Agreements by (i) waiving the event of default caused by the Borrower’s noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020; (ii) suspending the testing of the leverage ratio covenant, the fixed charge coverage ratio covenant and the unsecured interest coverage ratio covenant thereunder, in each case, through the fiscal quarter ending March 31, 2021 (unless terminated earlier by the Borrower) (the “Initial Covenant Waiver Period”); and (iii) providing for a phased return to pre-amendment covenant levels by mid-2022. In addition, the amendments extended the maturity date for the $175 million Corporate Credit Facility Term Loan from February 2021 to February 2022, resulting in no debt maturities for the Company until 2022.
The June 2020 Amendments added or modified certain restrictions and covenants, which are applicable during the Covenant Waiver Period (defined below) and until the Borrower has thereafter demonstrated compliance with its financial covenants, including mandatory prepayment requirements and new negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A new minimum liquidity covenant also applies during the Covenant Waiver Period and for two fiscal quarters thereafter.
The June 2020 Amendments (other than with respect to the Wells Term Loan Agreement) set the applicable interest rate under the respective Credit Agreements during the Covenant Waiver Period to the highest level of the grid-based pricing under each such Credit Agreement, with a Eurodollar rate floor of 0.25%, except to the extent the loans are subject to interest rate hedges.
The June 2020 Amendments required that certain additional subsidiaries of the Borrower become guarantors of the obligations under the Credit Agreements. In addition, the obligations under the Credit Agreements are secured by a first priority security interest in the capital stock of a material portion of the Borrower’s subsidiaries (the “Pledged Entities”), which pledges remain in effect until the date after the Covenant Waiver Period on which (x) the Borrower achieves compliance with all of its financial covenants under each Credit Agreement for two consecutive fiscal quarters at pre-amendment levels and (y) the financial covenant maintenance levels have reverted to pre-amendment levels, unless the Pledged Entities are released prior to such date in connection with a permitted transaction.
In August 2020, in connection with the issuance of its $300 million of Senior Notes, the Company effectuated additional amendments to each of the Credit Agreements (the "August 2020 Amendments"). The August 2020 Amendments included permanent changes to the application of mandatory prepayments and enable us to acquire hotels by issuing equity. The August 2020 Amendments modified the mandatory prepayment provisions of each Credit Agreement by allowing us, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to retain 55% of net proceeds raised through various actions, including debt issuances, equity issuances, and dispositions for general corporate purposes with the remaining 45% being used to repay the Revolving Credit Facility (without a permanent reduction in the commitments thereunder), the Wells Term Loan Agreement and the KeyBank 2015 Term Loan Agreement.
In October 2020, in connection with the issuance of the additional Senior Notes described below, the Company further amended each of the Credit Agreements (the “October 2020 Amendments”), other than the Wells Term Loan Agreement and the

KeyBank 2015 Term Loan Agreement, which were repaid in full upon consummation of the October 2020 Amendments. The October 2020 Amendments (i) increased commitments under the Revolving Credit Facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024, reflecting a two year extension of the maturity date of the Revolving Credit Facility; (ii) extended the Initial Covenant Waiver Period through year end 2021 (the Initial Covenant Waiver Period, as so extended, the “Covenant Waiver Period”) and extended the modification of certain financial covenants, once quarterly testing resumes, through the first quarter in 2023; (iii) modified the mandatory prepayment provisions of each Credit Agreement by allowing us, in the event that the Revolving Credit Facility outstanding balance is less than $350 million, to apply 50% of the net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its Revolving Credit Facility (without a permanent reduction in the commitments thereunder), with the balance of the proceeds retained by the Company; and (iv) extended the minimum liquidity covenant through the second quarter of 2022.
As of December 31, 2020, there was $163.1 million outstanding on the Revolving Credit Facility. During the years ended December 31, 2020, 2019 and 2018, the Company incurred unused commitment fees of approximately $0.5 million, $1.5 million, and $1.5 million respectively, and interest expense of $8.6 million, $0.2 million and $0.6 million, respectively.
Senior Notes
In August 2020, the Operating Partnership issued $300 million of Senior Notes at a price equal to 100% of face value with net proceeds primarily used to repay a portion of our Revolving Credit Facility and the two Corporate Credit Facility Term Loans maturing in 2022.
The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries that incur or guarantee any indebtedness under the Corporate Credit Facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness (each, a “subsidiary guarantor” and together with the Company, the “guarantors”). The Senior Notes are initially secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests (the “Collateral”) of a material portion of the Operating Partnership’s subsidiaries and any proceeds of such equity interests, which Collateral also secures obligations under the Corporate Credit Facilities on a first priority basis. The Collateral securing the Senior Notes will be released in full upon its release under the Corporate Credit Facilities, after which the Senior Notes will be unsecured, which is expected to occur prior to the maturity of the Senior Notes if the Operating Partnership achieves compliance with certain financial covenant requirements under the Corporate Credit Facilities.
The Senior Notes contain customary covenants that will limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, the indenture will require the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
The Operating Partnership may redeem the Senior Notes at any time prior to August 15, 2022, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole premium. The Operating Partnership may redeem the Senior Notes at any time on or after August 15, 2022, in whole or in part, at a redemption price equal to (i) 103.188% of the principal amount thereof, should such redemption occur before August 15, 2023, (ii) 101.594% of the principal amount thereof, should such redemption occur before August 15, 2024, and (iii) 100.000% of the principal amount thereof, should such redemption occur on or after August 15, 2024, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In addition, at any time prior to August 15, 2022, the Operating Partnership may redeem up to 40% of the original principal amount of the Senior Notes with the net cash proceeds from certain equity offerings at a redemption price of 106.375% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the Senior Notes remains outstanding immediately after the occurrence of such redemption. Under certain circumstances, until 120 days after the issue date, the Operating Partnership may redeem in the aggregate up to 35% of the original aggregate principal amount of the Senior Notes with the net cash proceeds of certain support received by the Operating Partnership or any of its subsidiaries from a government authority in connection with the COVID-19 global pandemic at a redemption price of 103.188% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the Senior Notes remain outstanding immediately after such redemption.
In October 2020, the Operating Partnership completed a $200 million add-on offering of the Senior Notes at a price equal to 100.25% of face value. Net proceeds from the additional Senior Notes, along with cash on hand, were used to repay the remaining balance outstanding on the two Corporate Credit Facility Term Loans due in 2022 and the $51 million mortgage loan collateralized by the Marriott Dallas Downtown. The additional Senior Notes were offered under the existing indenture, dated August 18, 2020, pursuant to which the Operating Partnership previously issued $300 million in aggregate principal amount of its Senior Notes. The additional Senior Notes have identical terms (other than issue date and offering price).
Debt Outstanding
Debt outstanding as of December 31, 2020 and December 31, 2019 was $1,390 million and $1,299 million and had a weighted-average interest rate of 4.78% and 3.72% per annum, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2020	Weighted-average interest rate
2021	$4,726	4.42%
2022	5,752	4.27%
2023	210,876	3.60%
2024	279,995	3.79%
2025	568,434	6.20%
Thereafter	157,496	4.60%
Total Debt	$1,227,279	4.98%
Revolving Credit Facility (matures in 2024)	163,093	2.93%
Loan premiums, discounts and unamortized deferred financing costs, net	(15,892)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,374,480	4.78%
As a result of the loan amendments and issuance of the Senior Notes during the year ended December 31, 2020, the Company capitalized $5.3 million of deferred financing costs and expensed $0.7 million of legal fees, which were included in general and administrative expenses on the consolidated statement of operations and comprehensive loss (income) for the period then ended.
In connection with the repayment of mortgage loans during the years ended December 31, 2020, 2019, and 2018, the Company incurred a loss on extinguishment of approximately $1.6 million, $0.2 million, and $0.6 million respectively, which is included in the loss on extinguishment of debt in the consolidated statements of operations and comprehensive (loss) income for the periods then ended. The loss from extinguishment of debt also represents the write-off of any unamortized deferred financing costs incurred when the original agreements were executed.
7. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of December 31, 2020, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt. During the year ended December 31, 2020, the Company terminated three interest rate swaps prior to their maturity and incurred swap termination costs of $0.7 million which is included in other income on the consolidated statement of operations and comprehensive loss (income) for the period then ended.
As of December 31, 2020 and December 31, 2019, all derivative instruments held by the Company with the right of offset that were in a net asset position were included in other assets and those that were in a net liability position were included in other liabilities on the consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of December 31, 2020 and December 31, 2019, respectively (in thousands):

						December 31, 2020		December 31, 2019
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$175M Term Loan	Swap	1.30%	1-Month LIBOR + 2.25%	10/22/2015	2/15/2021	$—	$—	$50,000	$167
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 2.25%	10/22/2015	2/15/2021	—	—	65,000	223
$175M Term Loan	Swap	1.29%	1-Month LIBOR + 2.25%	10/22/2015	2/15/2021	—	—	60,000	206
$150M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	50,000	(1,521)	50,000	(403)
$150M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	25,000	(761)	25,000	(202)
$150M Term Loan	Swap	1.84%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	25,000	(764)	25,000	(207)
$150M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	25,000	(762)	25,000	(204)
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	57,000	(1,569)	58,000	13
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 1.90%	3/1/2017	1/3/2022	51,000	(859)	51,000	(266)
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(758)	45,000	(248)
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(765)	45,000	(235)
$125M Term Loan	Swap	1.91%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	40,000	(1,201)	40,000	(403)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	40,000	(1,202)	40,000	(405)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	25,000	(753)	25,000	(256)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	20,000	(601)	20,000	(202)
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(1,302)	24,000	(894)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	41,000	(2,301)	41,000	(1,638)
						$513,000	$(15,119)	$689,000	$(4,954)
The table below details the location in the consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the year ended December 31, 2020 and 2019 (in thousands):

		Year Ended December 31,
		2020	2019
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive (Loss) Income:
Realized loss on termination of interest rate derivative instruments	Other income	$659	$—
(Loss) gain recognized in other comprehensive (loss) income	Unrealized (loss) gain on interest rate derivative instruments	$(18,133)	$(14,401)
Gain (loss) reclassified from accumulated other comprehensive (loss) income to net (loss) income	Reclassification adjustment for amounts recognized in net (loss) income	$7,969	$(3,510)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$61,975	$48,605
The Company expects approximately $9.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
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

For assets and liabilities measured at fair value on a recurring and non-recurring basis, quantitative disclosure of their fair value are included in the consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

	Fair Value Measurement Date
	December 31, 2020		December 31, 2019
Location on Consolidated Balance Sheets/ Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Measurements
Assets
Interest rate swaps(1)	$—	$—	$13	$—
Liabilities
Interest rate swaps(1)	$(15,119)	$—	$(4,967)	$—
Nonrecurring measurements
Intangible assets, net of accumulated amortization
Goodwill	$—	$—	$—	$14,035
(1)Interest rate swap fair values are netted as applicable per the terms of the respective master netting agreements.
Recurring Measurements
The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows under each arrangement. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which are classified within Level 2 of the fair value hierarchy. The Company also incorporates credit value adjustments to appropriately reflect each parties’ nonperformance risk in the fair value measurement, which utilizes Level 3 inputs such as estimates of current credit spreads. However, the Company has determined that the credit valuation adjustments are not significant to the overall valuation of the derivatives and, as a result, that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy.
Non-Recurring Measurements
Investment Properties
In September 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for $70.0 million. In October 2020, the buyer terminated the agreement but subsequently reinstated the agreement, which triggered the funding of an at-risk deposit. Management estimated the future undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted-average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of September 30, 2020. Management determined the impairment loss as the difference between the carrying value and the estimated fair value. The fair value was estimated using Level 2 assumptions, including values from market participants. As a result, for the year ended December 31, 2020, the Company recorded an impairment loss of approximately $8.9 million, which is included in impairment and other losses on the consolidated statement of operations and comprehensive loss (income) for the period then ended. The sale closed in November 2020.
During the second quarter of 2019, the Company identified indicators of impairment for Marriott Chicago at Medical District/UIC. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and the estimated hold period. In accordance with the Company's impairment policy, management estimated the future undiscounted cash flows over the estimated hold period, which included assumptions for projected revenues and operating expenses. Based on the results of the undiscounted cash flow analysis, management determined the hotel was impaired as the projected undiscounted cash flows were less than the carrying value of the hotel. Management determined the impairment as the difference between the carrying value and the estimated fair value. The fair value was estimated using Level 2 assumptions, including values from market participants. Based on the fair value determined by management, the Company recorded an impairment loss of $14.8 million, which is included in impairment and other losses on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31,

2019. In December 2019, the Company completed the disposition of Marriott Chicago at Medical District/UIC for a sale price of $10.0 million and recognized a loss on sale of approximately $0.5 million, which was attributed to closing costs.
Goodwill
Our goodwill balance and related activity as of December 31, 2020 and 2019, respectively, is as follows (in thousands):

	December 31, 2020	December 31, 2019
Goodwill	$34,352	$34,352
Cumulative Goodwill Impairment Losses	(29,502)	(9,400)
Carrying Value of Goodwill	$4,850	$24,952

As a result of the existing market weakness due to new supply in Savannah, Georgia and the material adverse impact that the COVID-19 pandemic had on the lodging industry and on our portfolio, the Company performed a single-step analysis to identify and measure impairment for three of our hotels with goodwill, including Andaz Napa, Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection at March 31, 2020. Management determined the fair value of these hotels and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, a terminal capitalization rate, and the applied discount rate. Based on the fair value determinations by management, the Company identified goodwill impairments of $6.1 million related to Andaz Savannah and $10.3 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact that the COVID-19 pandemic had, and was expected to continue to have, on the results of operations at each hotel.
At June 30, 2020, due to the ongoing effect of the pandemic coupled with changes to the supply and demand dynamics in Savannah, Georgia, the Company identified additional goodwill impairment related to Bohemian Hotel Savannah Riverfront, Autograph Collection. Management determined the fair value and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, a terminal capitalization rate and the applied discount rate. Based on the fair value determined by management, the Company impaired the remaining $3.7 million goodwill of related to this hotel.
The goodwill impairment charges for the year ended December 31, 2020 totaled $20.1 million, which is included in impairment and other losses on the consolidated statement of operations and comprehensive (loss) income for the period then ended.
Management believes reasonable estimates and judgments were used in our fair value determinations during the year ended December 31, 2020. However, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will lag behind the recovery of other industries and factors such as public health, availability of COVID-19 vaccines and therapeutics, and the geopolitical environment may impact the timing and pace of such recovery. Changes in facts and circumstances may result in an additional impairment and other losses in the future.
For the year ended December 31, 2019, we completed a single-step analysis to identify and measure goodwill impairment related to Bohemian Hotel Savannah Riverfront, Autograph Collection. Management determined the fair value of the hotel and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, a terminal capitalization rate, and the applied discount rate. The goodwill impairment was attributed to changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotel in 2012. Based on the fair value determined by management, the Company recorded a goodwill impairment charge of $9.4 million, which was included in impairment and other losses on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2019.

Financial Instruments Not Measured at Fair Value
The table below represents the fair values of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2020 and 2019, respectively, (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Corporate Credit Facility Term Loans	$727,279	$706,453	$1,139,017	$1,160,588
Senior Notes	500,000	539,901	—	—
Revolving Credit Facility	163,093	161,339	160,000	160,886
Total	$1,390,372	$1,407,693	$1,299,017	$1,321,474
The Company estimates the fair value of its mortgages payable using a weighted-average effective interest rate of 2.51% and 3.15% per annum as of December 31, 2020 and 2019, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2020 and 2019, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
9. Income Taxes
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
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into U.S. law on March 27, 2020 and provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief, government loans, grants and investments for entities in affected industries. The Company has evaluated and utilized the programs and tax benefits that apply to its operations including the corporate net operating loss carryback, increases in the interest expense limitation, employee retention credit, and deferrals of both employer payroll taxes and corporate estimated taxes.
For the year ended December 31, 2020 the Company recognized income tax benefit of $15.9 million using an estimated federal and state statutory combined rate of 23.62%. The income tax benefit during the year ended December 31, 2020 was primarily attributed to the net operating loss carryback opportunity allowed for under the CARES Act. The Company expects $17.4 million in federal tax refunds related to the carryback of net operating losses generated in 2020 by the TRS. The estimated tax refund is anticipated to be received in 2021. During the year ended December 31, 2020, the Company's third-party managers received employee retention credits on its behalf totaling approximately $5.9 million.

During the years ended December 31, 2019 and 2018, the Company recognized income tax expense of $5.4 million and $6.0 million, respectively, using an estimated federal and state statutory combined rate of 23.65% and 23.85%, respectively.
The provision for income taxes related to continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$17,360	$(3,082)	$(4,000)
State	(154)	(2,255)	(2,199)
Total current	$17,206	$(5,337)	$(6,199)
Deferred:
Federal	$(1,060)	$(1)	$59
State	(279)	(29)	147
Total deferred	$(1,339)	$(30)	$206
Total tax benefit (provision)	$15,867	$(5,367)	$(5,993)
Below is a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes (in thousands):

	Years Ended December 31,
	2020	2019	2018
Provision for income taxes at statutory rate	$38,384	$(13,148)	$(42,950)
Tax benefit related to REIT operations	(25,741)	9,691	38,601
Income for which no federal tax benefit was recognized	(3)	(2)	(2)
Valuation allowances	(9,399)	—	10
Impact of rate change on deferred tax balances	28	(9)	131
State tax provision, net of federal	7,536	(1,563)	(1,821)
Tax benefit related to federal net operating loss carryback rate	5,004	—	—
Other	58	(336)	38
Total tax benefit (provision)	$15,867	$(5,367)	$(5,993)
Deferred tax assets and liabilities are included within other assets and other liabilities in the consolidated balance sheets, respectively, and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Net operating loss	$11,347	$3,613
Deferred income	1,813	1,141
Miscellaneous	(94)	131
Total deferred tax assets	$13,066	$4,885
Less: Valuation allowance	(13,066)	(3,546)
Net deferred tax assets	$—	$1,339
The Company generated $59.0 million of U.S. federal net operating losses for the year ended December 31, 2020, all of which will be carried back to offset taxable income from prior years. The Company's remaining U.S. federal net operating loss carryforwards were $11.2 million as of December 31, 2020 and 2019, respectively, and are all subject to limitation. As such, the Company has established a valuation allowance against such amounts. The Company had state net operating loss carryforwards of $161.6 million and $24.9 million as of December 31, 2020 and 2019, respectively, certain of which are subject to limitation. The Company established a $161.6 million and $23.6 million valuation allowance as of December 31, 2020 and 2019, respectively, against these amounts.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has considered various factors, including cumulative losses, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies in making this assessment.
Due to the economic uncertainty the COVID-19 pandemic has produced upon tax-planning strategies and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2020. Therefore, the Company has determined that a full valuation allowance will be recorded against the net deferred tax asset. The amount of the deferred tax assets considered unrealizable, however, could change in the near term based on revised estimates of future taxable income during the carryforward period.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2020. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2020. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2020, 2019 and 2018 or in the consolidated balance sheets as of December 31, 2020 and 2019. As of December 31, 2020, the Company’s 2020, 2019, and 2018 tax years remain subject to examination by U.S. and various state tax jurisdictions.
10. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an at-the-market ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. As of December 31, 2020, the Company had $62.6 million available for sale under the ATM Agreement. We may have restrictions on the use of proceeds raised from equity capital during the Covenant Waiver Period.
No shares were sold under the ATM Agreement during the year ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company received gross proceeds of $137.4 million, and paid $1.7 million in transaction fees, from the issuance of 5,719,959 shares of its common stock in accordance with the ATM Agreement at a weighted-average share price of $24.02. In addition, the Company amortized additional transaction costs of $0.8 million during the year ended December 31, 2018.
In December 2015, the Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $100 million of the Company’s outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. In November 2016, the Board of Directors authorized the repurchase of up to an additional $75 million of the Company's outstanding common stock (such repurchase authorizations collectively referred to as the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2020, the Company had approximately $94.7 million remaining under its share repurchase authorization.
During the year ended December 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the years ended December 31, 2019 and 2018. We are prohibited under the terms of the corporate credit facility amendments from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.

Dividends
The Company declared dividends of $0.275 per common stock totaling $31.2 million during the year ended December 31, 2020 and $1.10 per common stock totaling $124.2 million during the year ended December 31, 2019. For income tax purposes, dividends paid per share on our common stock during the years ended December 31, 2020 and 2019 were 100% nontaxable return of capital and 100% taxable as ordinary income, respectively.
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
As of December 31, 2020, the Operating Partnership had 2,494,560 LTIP Units outstanding, representing a 2.1% partnership interest held by the limited partners. Of the 2,494,560 LTIP Units outstanding at December 31, 2020, 1,000,102 units had vested and were eligible for conversion. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described in the Note 12. As of December 31, 2019, the Operating Partnership had 3,694,439 LTIP Units outstanding, representing a 3.2% partnership interest held by the limited partners.
The Company declared dividends of $0.275 per LTIP Unit totaling $0.3 million during the year ended December 31, 2020 and $1.10 per LTIP Unit totaling $1.9 million during the year ended December 31, 2019.
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
Unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested share-based compensation have been excluded, as applicable, from net income or loss available to common stockholders used in the basic and diluted earnings per share calculations.
Income allocated to non-controlling interest in the Operating Partnership has been excluded from the numerator and Operating Partnership Units and LTIP Units in the Operating Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.

The following table reconciles net (loss) income to basic and diluted EPS (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net (loss) income attributable to common stockholders	$(163,330)	$55,400	$193,688
Dividends paid on unvested share-based compensation	(150)	(548)	(585)
Undistributed earnings attributable to unvested share-based compensation	—	—	(98)
Net (loss) income available to common stockholders	$(163,480)	$54,852	$193,005

Denominator:
Weighted-average shares outstanding - Basic	113,489,015	112,636,123	110,124,142
Effect of dilutive share-based compensation(1)	—	282,475	253,592
Weighted-average shares outstanding - Diluted	113,489,015	112,918,598	110,377,734

Basic and diluted earnings (loss) per share:
Net (loss) income per share available to common stockholders - basic and diluted	$(1.44)	$0.49	$1.75
(1)During the year ended December 31, 2020, the Company excluded 292,850 anti-dilutive shares from its calculation of diluted earnings per share.
12. Share-Based Compensation
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and InvenTrust Properties Corp. ("InvenTrust" was our former parent company prior to our spin-off in February 2015) as its sole common stockholder approved, the 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units (i.e. LTIP Units) in the Operating Partnership.
On March 26, 2020 the Board of Directors adopted, and at the Annual Meeting in May 2020, the Company's stockholders approved, the Second Amendment to the 2015 Award Incentive Plan, which among other things, increased the aggregate number of shares of common stock that may be issued pursuant to awards under the 2015 Award Incentive Plan by two million shares. As of December 31, 2020, the aggregate number of shares that may be issued under the 2015 Incentive Award Plan was 3,916,450.
Restricted Stock Units Grants
The Compensation Committee of the Board of Directors has approved the following grants of restricted stock units to certain Company employees for the years ended December, 31 2020, 2019 and 2018:

Grant Date	Grant Description	Time-Based Grants		Performance-Based Grants		Weighted-Average Grant Date Fair Value
February 2018	2018 Restricted Stock Units	79,812		45,464		$15.92
February 2019	2019 Restricted Stock Units	84,944		50,846		$15.75
March 2020	2020 Restricted Stock Units	112,937		163,501	(1)	$9.70
June 2020	2020 Restricted Stock Units	98,060	(1)	—		$12.34
December 2020	2020 Restricted Stock Units	94,981		—		$15.05
(1) In June 2020, the Compensation Committee of the Board of Directors approved, and the Company entered into new equity award agreements with certain members of management, which provide for the cancellation of the performance-based awards originally granted to such individuals on March 2, 2020 and the grant of new time-based awards on June 5, 2020.

Each of the time-based restricted stock awards granted in 2018, 2019 and March 2020 will vest as follows, subject to the employee’s continued service with the Company or any of its affiliates through each applicable vesting date: thirty-three percent (33%) on the first anniversary of the vesting commencement date, thirty-three percent (33%) on the second anniversary of the vesting commencement date, and thirty-four percent (34%) on the third anniversary of the vesting commencement date.
The June 2020 time-based restricted stock units will vest in full on December 31, 2022, subject to the employee’s continued service with the Company through the vesting date.
The December 2020 time-based restricted stock units will vest in full on December 30, 2021, subject to the employee's continued service with the Company through the vesting date.
Of the 2018 and 2019 performance-based restricted stock units, twenty-five percent (25%) were designated as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units"), and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the performance-based restricted stock units were designated as relative TSR share units (the "Relative TSR Share Units") and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period. Vesting of performance-based restricted stock units are subject to the employee's continued service through the applicable vesting date.
LTIP Unit Grants
LTIP Units are a class of limited partnership units in the Operating Partnership. Initially, the LTIP Units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions. However, upon the occurrence of certain events described in the Operating Partnership's partnership agreement, the LTIP Units can over time achieve full parity with the common units for all purposes. If such parity is reached, vested LTIP Units may be converted into an equal number of common units on a one for one basis at any time at the request of the LTIP Unit holder or the general partner of the Operating Partnership. Common units are redeemable for cash based on the fair market value of an equivalent number of shares of the Company’s common stock, or, at the election of the Company, an equal number of shares of the Company’s common stock, each subject to adjustment in the event of stock splits, specified extraordinary distributions or similar events.
The Compensation Committee of the Board of Directors has approved the issuance of the following LTIP Unit awards under the 2015 Incentive Award Plan to certain executives for the years ended December 31, 2020, 2019 and 2018:

Grant Date	Grant Description	Time-Based LTIP Units		Performance-Based Class A LTIP Units		Weighted-Average Grant Date Fair Value
February 2018	2018 LTIP Units	84,505		725,860		$8.79
February 2019	2019 LTIP Units	90,273		781,898		$9.24
March 2020	2020 LTIP Units	100,899		868,723	(1)	$5.79
June 2020	2020 LTIP Units	607,965	(1)	—		$12.34
(1) In June 2020, the Compensation Committee approved, and the Company entered into agreements with each of the named executive officers, which provide for the cancellation of all performance-based Class A LTIP Units originally granted March 2, 2020 and the grant of new time-based awards on June 5, 2020.
Each time-based LTIP Unit award granted in 2018, 2019 and March 2020 will vest as follows, subject to the executive’s continued service through each applicable vesting date: thirty-three percent (33%) on the first anniversary of the vesting commencement, thirty-three percent (33%) on the second anniversary of the vesting commencement date, and thirty-four percent (34%) on the third anniversary of the vesting commencement date.
The June 2020 time-based LTIP Units will vest in full on December 31, 2022, subject to the executive’s continued service with the Company through the vesting date.
A portion of each award of Class A LTIP Units for 2018 and 2019 were designated as a number of “base units.” Twenty-five percent (25%) of the base units were designated as absolute TSR base units, and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the base units were designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period. Vesting of Class A LTIP Units is subject to the employee's continued service through the applicable vesting date.

Pursuant to the Director Compensation Program, the Company approved the issuance of following fully vested LTIP Units of under the 2015 Incentive Award Plan to the Company's seven non-employee directors for the years ended December 31, 2020, 2019 and 2018:

Grant Date	Grant Description	Time-Based Grants	Grant Date Fair Value
May 2018	2018 LTIP Units	24,661	$24.13
May 2019	2019 LTIP Units	26,768	$22.23
May 2020	2020 LTIP Units	84,546	$8.28
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
The following is a summary of the unvested incentive awards as of December 31, 2020 and 2019:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2018	245,693	1,614,081	1,859,774
Granted	135,790	898,939	1,034,729
Vested(2)	(120,882)	(704,569)	(825,451)
Expired	(5,082)	(124,486)	(129,568)
Forfeited	(8,411)	—	(8,411)
Unvested as of December 31, 2019	247,108	1,683,965	1,931,073
Granted	469,479	1,662,133	2,131,612
Vested(2)	(176,229)	(661,085)	(837,314)
Expired	(61,637)	(321,832)	(383,469)
Forfeited	(3,154)	—	(3,154)
Cancelled	(87,828)	(868,723)	(956,551)
Unvested as of December 31, 2020	387,739	1,494,458	1,882,197
Weighted-average fair value of unvested shares/units	$14.52	$10.94	$11.68
(1)Includes time-based LTIP Units and Class A LTIP Units.
(2)During the year ended December 31, 2020 and 2019, the Company redeemed 48,489 and 34,118, respectively, shares of common stock to satisfy federal and state tax withholding requirements on the vesting of restricted stock units under the 2015 Incentive Award Plan.

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

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
February 20, 2018
Absolute TSR Restricted Stock Units	25%	$6.54	24.52%	1.82% - 2.47%	5.553%
Relative TSR Restricted Stock Units	75%	$10.44	24.52%	1.82% - 2.47%	5.553%
Absolute TSR Class A LTIP Units	25%	$6.60	24.52%	1.82% - 2.47%	5.553%
Relative TSR Class A LTIP Units	75%	$10.13	24.52%	1.82% - 2.47%	5.553%
February 19, 2019
Absolute TSR Restricted Stock Units	25%	$9.98	23.24%	2.44% - 2.55%	5.78%
Relative TSR Restricted Stock Units	75%	$10.36	23.24%	2.44% - 2.55%	5.78%
Absolute TSR Class A LTIP Units	25%	$9.95	23.24%	2.44% - 2.55%	5.78%
Relative TSR Class A LTIP Units	75%	$10.07	23.24%	2.44% - 2.55%	5.78%
March 2, 2020
Absolute TSR Restricted Stock Units - Type I	25%	$2.07	24.62%	0.95% - 1.13%	7.05%
Relative TSR Restricted Stock Units - Type I	75%	$6.73	24.62%	0.95% - 1.13%	7.05%
Absolute TSR Restricted Stock Units - Type II	25%	$2.14	24.62%	0.95% - 1.13%	7.05%
Relative TSR Restricted Stock Units - Type II	75%	$7.00	24.62%	0.95% - 1.13%	7.05%
Absolute TSR Class A LTIP Units	25%	$2.34	24.62%	0.95% - 1.13%	7.05%
Relative TSR Class A LTIP Units	75%	$6.85	24.62%	0.95% - 1.13%	7.05%
The absolute and relative stockholder returns are market conditions as defined by ASC 718, Compensation Stock - Compensation. Market conditions include provisions wherein the vesting condition is met through the achievement of a specific value of the Company’s common stock, which is total stockholder return, in this case. Market conditions differ from other performance awards under ASC 718 in that the probability of attaining the condition (and thus vesting in the shares) is reflected in the initial grant date fair value of the award. Accordingly, it is not appropriate to reconsider the probability of vesting in the award subsequent to the initial measurement of the award, nor is it appropriate to reverse any of the expense if the condition is not met.
Therefore, once the expense for these awards is measured, the expense must be recognized over the service period regardless of whether the target is met, or at what level the target is met. Expense may only be reversed if the holder of the instrument forfeits the award by leaving the employment of the Company prior to vesting. As a result, upon cancellation and replacement of the March 2020 performance-based restricted stock units and Class A LTIP Units with the June 2020 time-based restricted stock units and time-based LTIP Units, the Company will recognize the incremental fair value of the new time-based awards over the fair-value of the original performance-based awards, which was measured on the date the replacement awards were granted.
During the year ended December 31, 2020, the Company recognized approximately $10.9 million of share-based compensation expense (net of forfeitures) related to restricted stock units and LTIP Units provided to certain of its current and former executive officers and other members of management. In addition, during the year ended December 31, 2020 the Company recognized $0.7 million of share-based compensation expense related to the LTIP Units that were provided to the Board of Directors and for the year ended December 31, 2020 the Company capitalized approximately $1.0 million related to restricted stock units provided to certain members of management who oversee development and capital projects on behalf of the Company. Share-based compensation expense during the year ended December 31, 2020 included $1.6 million of accelerated share-based compensation for reductions in corporate personnel as a result of COVID-19. As of December 31, 2020, there was $11.8 million of total unrecognized compensation costs related to unvested restricted stock units, Class A LTIP Units and time-based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.63 additional years.
During the year ended December 31, 2019, the Company recognized approximately $8.8 million of share-based compensation expense (net of forfeitures) related to restricted stock units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the year ended December 31, 2019 the Company recognized $0.6 million from LTIP Units that were provided to the Board of Directors and capitalized approximately $0.5 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.
During the year ended December 31, 2018, the Company recognized approximately $8.6 million of share-based compensation expense (net of forfeitures) related to restricted stock units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the year ended December 31, 2018 the Company recognized $0.6 million from LTIP Units that were provided to the Board of Directors and capitalized approximately $0.5 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.
13. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the year ended December 31, 2020 (dollar amounts in thousands):

December 31, 2020
Weighted-average remaining lease term, including reasonably certain extension options(1)	24 years
Weighted-average discount rate	5.79%

ROU asset(2)	$22,564
Lease liability(3)	$23,978

Operating lease rent expense	$1,562
Variable lease costs	5,040
Total rent and variable lease costs	$6,602
(1)The weighted-average remaining lease term including all available extension options is approximately 59 years.
(2)The ROU asset is included in other assets on the consolidated balance sheet as of December 31, 2020.
(3)The lease liability is included in other liabilities on the consolidated balance sheet as of December 31, 2020.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of December 31, 2020 (in thousands):

Year Ending December 31, 2020
2021	$2,259
2022	2,273
2023	2,287
2024	2,302
2025	2,317
Thereafter	34,925
Total undiscounted lease payments	$46,363
Less imputed interest	(22,385)
Lease liability(1)	$23,978
(1)The lease liability is included in other liabilities on the consolidated balance sheet as of December 31, 2020.

Management and Franchise Agreements
In order to maintain its qualification as a REIT, the Company cannot directly or indirectly operate any of its hotels. The Company leases each hotel to TRS lessees, which in turn engage eligible independent contractors to manage the hotels. Each hotel is operated pursuant to a hotel management agreement with an independent third-party hotel management company.
Pursuant to the management agreements, the management company controls the day-to-day operation of each hotel, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The management agreements typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. Many management agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels. As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, for certain hotels, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
Management agreements for brand-managed hotels have terms generally ranging from 20 to 30 years and allow for one or more renewal periods at the option of the hotel managers. Assuming all renewal periods are exercised, the average remaining term is 26 years. Management agreements for franchised hotels generally contain initial terms between 10 and 15 years with an average remaining initial term of approximately four years.
The Company is generally limited in its ability to sell, lease or otherwise transfer the hotels unless the transferee assumes the related management agreement. However, most agreements include owner rights to terminate the agreements on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to the Company of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).
Franchise agreements contain initial terms of 15 to 20 years, with an average remaining initial term of approximately eight years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of the hotel's gross rooms revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the years ended December 31, 2020, 2019, and 2018, the Company incurred management and franchise fees of $11.6 million, $46.5 million and $45.6 million, which is included on the consolidated statements of operations and comprehensive (loss) income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2020 and 2019, the Company had a balance of $25.9 million and $70.8 million, respectively, in reserves for such future improvements. These amounts are included in restricted cash and escrows on the consolidated balance sheets as of December 31, 2020 and 2019, respectively. As noted above, certain of the Company's third-party managers have suspended required contributions to the furniture, fixture and equipment replacement reserve for a period of time. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of December 31, 2020, the Company had used $12.1 million of the furniture, fixture and equipment replacement reserves for working capital purposes, which is subject to replenishment requirements.
Renovation and Construction Commitments
As of December 31, 2020, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2020 totaled $4.2 million.

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

14. Quarterly Operating Results (unaudited)
The following represents the results of operations, for each quarterly period, during the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$215,353	$14,825	$63,954	$75,644	$369,776
Net (loss) income	(37,130)	(101,487)	(53,609)	25,340	(166,886)
Net loss (income) attributable to non-controlling interests	992	2,362	1,265	(1,063)	3,556
Net (loss) income attributable to common stockholders	(36,138)	(99,125)	(52,344)	24,277	(163,330)
Net (loss) income per share available to common stockholders, basic and diluted	$(0.32)	$(0.88)	$(0.46)	$0.22	$(1.44)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$293,687	$304,285	$268,931	$282,184	$1,149,087
Net income	17,276	13,214	10,670	16,083	57,243
Net income attributable to non-controlling interests	(573)	(437)	(355)	(478)	(1,843)
Net income attributable to common stockholders	16,703	12,777	10,315	15,605	55,400
Net income per share available to common stockholders, basic and diluted	$0.15	$0.11	$0.09	$0.14	$0.49

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2020

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D,E)	Accumulated Depreciation(E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Andaz Napa Napa, CA	$56,000	$10,150	$57,012	$—	$1,850	$10,150	$58,862	$69,012	$27,043	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	7,474	6,949	50,904	57,853	19,162	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	—	2,680	36,212	—	4,043	2,680	40,255	42,935	12,766	2009	9/10/2013	5 - 30 years
Bohemian Hotel Celebration, Autograph Collection Celebration, FL	—	1,232	19,000	—	3,324	1,232	22,324	23,556	8,211	1999	2/6/2013	5 - 30 years
Bohemian Hotel Savannah, Autograph Collection Savannah, GA	—	2,300	24,240	—	2,500	2,300	26,740	29,040	11,505	2009	8/9/2012	5 - 30 years
Buckhead Atlanta - Lease Restaurant Atlanta, GA	—	364	2,349	—	—	364	2,349	2,713	332	2008	12/7/2018	5 - 30 years
Fairmont Dallas Dallas, TX	—	8,700	60,634	—	24,149	8,700	84,783	93,483	42,969	1968	8/1/2011	5 - 30 years
Fairmont Pittsburgh Pittsburgh, PA	—	3,378	27,101	—	477	3,378	27,578	30,956	2,945	2010	9/26/2018	5 - 30 years
Grand Bohemian Hotel Charleston, Autograph Collection Charleston, SC	—	4,550	26,582	—	280	4,550	26,862	31,412	7,185	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook, Autograph Collection Birmingham, AL	—	2,000	42,246	—	624	2,000	42,870	44,870	11,839	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, Autograph Collection Hotel Orlando, FL	57,857	7,739	75,510	—	4,935	7,739	80,445	88,184	29,815	2001	12/27/2012	5 - 30 years
Hyatt Centric Key West Resort & Spa Key West, FL	—	40,986	34,529	—	7,451	40,986	41,980	82,966	15,286	1988	11/15/2013	5 - 30 years
Hyatt Regency Grand Cypress Orlando, FL	—	17,867	183,463	—	54,388	17,867	237,851	255,718	37,608	1984	5/26/2017	5 - 30 years
Hyatt Regency Portland at the Oregon Convention Center Portland, OR	—	24,669	161,931	(396)	(1,874)	24,273	160,057	184,330	7,363	2019	12/17/2019	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	—	—	100,227	—	22,102	—	122,329	122,329	45,003	1986	9/20/2013	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2020

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D,E)	Accumulated Depreciation(E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Hyatt Regency Scottsdale Resort & Spa Scottsdale, AZ	—	71,211	145,600	—	8,036	71,211	153,636	224,847	26,654	1987	10/3/2017	5 - 30 years
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	709	4,144	3,391	7,535	588	1953	11/25/2014	5 - 30 years
Kimpton Canary Santa Barbara Hotel Santa Barbara, CA	—	22,361	57,822	—	1,687	22,361	59,509	81,870	15,215	2005	7/16/2015	5 - 30 years
Kimpton Hotel Monaco Chicago Chicago, IL	—	15,056	40,841	—	14,458	15,056	55,299	70,355	18,713	1912	11/1/2013	5 - 30 years
Kimpton Hotel Monaco Denver Denver, CO	—	5,742	69,158	—	11,272	5,742	80,430	86,172	27,227	1917/1937	11/1/2013	5 - 30 years
Kimpton Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	4,802	1,777	60,958	62,735	20,768	1924	11/1/2013	5 - 30 years
Kimpton Hotel Palomar Philadelphia Philadelphia, PA	57,660	9,060	90,909	—	3,144	9,060	94,053	103,113	24,877	1929	7/28/2015	5 - 30 years
Kimpton Lorien Hotel & Spa Alexandria, VA	—	4,365	40,888	—	4,269	4,365	45,157	49,522	17,874	2009	10/24/2013	5 - 30 years
Kimpton RiverPlace Hotel Portland, OR	—	18,322	46,664	—	4,916	18,322	51,580	69,902	14,254	1985	7/16/2015	5 - 30 years
Loews New Orleans Hotel New Orleans, LA	—	3,529	70,652	—	8,561	3,529	79,213	82,742	26,368	1972	10/11/2013	5 - 30 years
Marriott Charleston Town Center Charleston, WV	—	—	26,647	—	9,618	—	36,265	36,265	18,731	1982	2/25/2011	5 - 30 years
Marriott Dallas Downtown Dallas, TX	—	6,300	45,158	—	34,140	6,300	79,298	85,598	34,406	1980	9/30/2010	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	115,762	36,700	72,370	—	33,862	36,700	106,232	142,932	50,199	1985	3/23/2012	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	36,124	5,500	135,010	140,510	60,649	2002	11/21/2007	5 - 30 years
Park Hyatt Aviara Resort, Golf Club & Spa Carlsbad, CA	—	33,252	135,320	—	53,115	33,252	188,435	221,687	14,111	1997	11/20/2018	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2020

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D,E)	Accumulated Depreciation(E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	100,000	6,834	90,792	—	18,427	6,834	109,219	116,053	44,914	1983	3/23/2012	5 - 30 years
Royal Palms Resort & Spa, The Unbound Collection by Hyatt Scottsdale, AZ	—	33,912	50,205	—	3,196	33,912	53,401	87,313	10,079	1929	10/3/2017	5 - 30 years
The Ritz-Carlton, Denver Denver, Colorado	—	15,132	84,145	—	2,814	15,132	86,959	102,091	9,344	1982	8/24/2018	5 - 30 years
The Ritz-Carlton, Pentagon City Arlington, Virginia	65,000	—	103,568	—	8,364	—	111,932	111,932	17,648	1990	10/4/2017	5 - 30 years
Waldorf Astoria Atlanta Buckhead Atlanta, GA	—	8,385	49,115	—	1,844	8,385	50,959	59,344	4,577	2008	12/7/2018	5 - 30 years
Westin Galleria Houston Houston, TX	—	7,842	112,850	—	42,195	7,842	155,045	162,887	50,394	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	—	4,262	96,090	—	30,855	4,262	126,945	131,207	40,879	1971	8/22/2013	5 - 30 years
Totals	$452,279	$447,250	$2,480,984	$(396)	$468,131	$446,854	$2,949,115	$3,395,969	$827,501

Notes:
(A)The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)The aggregate cost of real estate owned at December 31, 2020 for federal income tax purposes was approximately $3,667 million (unaudited).
(C)Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges and write-offs of fully depreciated assets are recorded as a reduction in the basis.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2020
(D)Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2020	2019	2018
Balance at January 1	$3,753,108	$3,591,097	$3,319,305
Acquisitions	—	186,600	358,541
Capital improvements	67,067	90,490	102,904
Disposals and write-offs	(424,206)	(115,079)	(189,653)
Properties classified as held for sale	—	—	—
Balance at December 31	$3,395,969	$3,753,108	$3,591,097
(E)Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2020	2019	2018
Balance at January 1	$826,738	$715,949	$628,450
Depreciation expense, continuing operations	143,627	151,936	154,126
Depreciation expense, properties classified as held for sale	—	—	—
Accumulated depreciation, properties classified as held for sale	—	—	—
Disposals and write-offs	(142,864)	(41,146)	(66,627)
Balance at December 31	$827,501	$826,738	$715,949
(F)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	15 years