Form 10-Q
period 2021-03-31
Xenia Hotels & Resorts, Inc.
filed 2021-05-06
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 5, 2021, there were 113,804,074 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2021 and December 31, 2020
(Dollar amounts in thousands, except per share data)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$446,805	$446,855
Buildings and other improvements	2,952,672	2,949,114
Total	$3,399,477	$3,395,969
Less: accumulated depreciation	(860,331)	(827,501)
Net investment properties	$2,539,146	$2,568,468
Cash and cash equivalents	354,597	389,823
Restricted cash and escrows	34,628	38,963
Accounts and rents receivable, net of allowance for doubtful accounts	14,567	8,966
Intangible assets, net of accumulated amortization of $3,434 and $3,183, respectively	6,204	6,456
Other assets	73,620	66,927
Total assets	$3,022,762	$3,079,603
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 4)	$1,374,038	$1,374,480
Accounts payable and accrued expenses	61,635	62,676
Other liabilities	73,402	75,584
Total liabilities	$1,509,075	$1,512,740
Commitments and Contingencies (Note 11)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 113,804,074 and 113,755,513 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$1,138	$1,138
Additional paid in capital	2,081,091	2,080,364
Accumulated other comprehensive loss	(12,059)	(14,425)
Accumulated distributions in excess of net earnings	(569,353)	(513,002)
Total Company stockholders' equity	$1,500,817	$1,554,075
Non-controlling interests	12,870	12,788
Total equity	$1,513,687	$1,566,863
Total liabilities and equity	$3,022,762	$3,079,603
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rooms revenues	$55,646	$124,515
Food and beverage revenues	21,592	73,729
Other revenues	10,614	17,109
Total revenues	$87,852	$215,353
Expenses:
Rooms expenses	15,537	35,076
Food and beverage expenses	18,178	52,972
Other direct expenses	3,198	5,392
Other indirect expenses	37,327	70,088
Management and franchise fees	2,844	7,330
Total hotel operating expenses	$77,084	$170,858
Depreciation and amortization	33,197	37,091
Real estate taxes, personal property taxes and insurance	10,540	13,675
Ground lease expense	403	754
General and administrative expenses	6,922	8,151
Gain on business interruption insurance	(1,116)	—
Impairment and other losses	—	16,368
Total expenses	$127,030	$246,897
Operating loss	$(39,178)	$(31,544)
Other income	116	127
Interest expense	(18,750)	(13,024)
Net loss before income taxes	$(57,812)	$(44,441)
Income tax (expense) benefit	(165)	7,311
Net loss	$(57,977)	$(37,130)
Net loss attributable to non-controlling interests (Note 1)	1,626	992
Net loss attributable to common stockholders	$(56,351)	$(36,138)

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss, Continued
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Basic and diluted loss per share
Net loss per share available to common stockholders - basic and diluted	$(0.50)	$(0.32)
Weighted-average number of common shares (basic)	113,780,388	112,984,868
Weighted-average number of common shares (diluted)	113,780,388	112,984,868

Comprehensive Loss:
Net loss	$(57,977)	$(37,130)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	104	(17,120)
Reclassification adjustment for amounts recognized in net loss (interest expense)	2,330	409
	$(55,543)	$(53,841)
Comprehensive loss attributable to non-controlling interests (Note 1)	1,558	1,477
Comprehensive loss attributable to the Company	$(53,985)	$(52,364)
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at December 31, 2020	113,755,513	$1,138	$2,080,364	$(14,425)	$(513,002)	$12,788	$1,566,863
Net loss	—	—	—	—	(56,351)	(1,626)	(57,977)
Share-based compensation	67,554	—	1,045	—	—	1,640	2,685
Shares redeemed to satisfy tax withholding on vested share-based compensation	(18,993)	—	(318)	—	—	—	(318)
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	101	—	3	104
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,265	—	65	2,330
Balance at March 31, 2021	113,804,074	$1,138	$2,081,091	$(12,059)	$(569,353)	$12,870	$1,513,687

Balance at December 31, 2019	112,670,757	$1,127	$2,060,924	$(4,596)	$(318,434)	$36,137	$1,775,158
Net loss	—	—	—	—	(36,138)	(992)	(37,130)
Repurchase of common shares, net	(165,516)	(2)	(2,262)	—	—	—	(2,264)
Dividends, common shares / units ($0.275)	—	—	—	—	(31,310)	(323)	(31,633)
Share-based compensation	98,279	1	848	—	—	1,522	2,371
Shares redeemed to satisfy tax withholding on vested share-based compensation	(28,072)	—	(475)	—	—	—	(475)
Redemption of Operating Partnership Units	848,742	9	16,004	—	—	(24,636)	(8,623)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(16,623)	—	(497)	(17,120)
Reclassification adjustment for amounts recognized in net loss	—	—	—	397	—	12	409
Balance at March 31, 2020	113,424,190	$1,135	$2,075,039	$(20,822)	$(385,882)	$11,223	$1,680,693
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(57,977)	$(37,130)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	32,929	36,448
Non-cash ground rent and amortization of other intangibles	268	737
Amortization of debt premiums, discounts, and financing costs	1,767	623
Impairment and other losses	—	16,368
Share-based compensation expense	2,295	2,040
Changes in assets and liabilities:
Accounts and rents receivable	(5,604)	13,084
Other assets	(8,286)	(15,646)
Accounts payable and accrued expenses	212	(9,526)
Other liabilities	3,236	(1,611)
Net cash (used in) provided by operating activities	$(31,160)	$5,387
Cash flows from investing activities:
Capital expenditures	(7,242)	(22,177)
Performance guaranty payments	695	—
Deposit received for pending disposition of hotel property	—	2,000
Net cash used in investing activities	$(6,547)	$(20,177)
Cash flows from financing activities:
Principal payments of mortgage debt	(1,357)	(691)
Proceeds from draws on the Revolving Credit Facility	—	340,000
Redemption of Operating Partnership Units	—	(8,623)
Repurchase of common shares	—	(2,264)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(443)	(625)
Dividends and dividend equivalents	(54)	(31,608)
Net cash (used in) provided by financing activities	$(1,854)	$296,189
Net (decrease) increase in cash and cash equivalents and restricted cash	(39,561)	281,399
Cash and cash equivalents and restricted cash, at beginning of period	428,786	194,946
Cash and cash equivalents and restricted cash, at end of period	$389,225	$476,345

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$354,597	$396,816
Restricted cash	34,628	79,529
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$389,225	$476,345

The following represent cash paid or recovered during the periods presented for the following:
Cash paid for interest, net of capitalized interest	24,814	11,770
Cash (recovered) paid for taxes	$(72)	$2,203

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$368	$2,655
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that primarily invests in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of March 31, 2021, the Company collectively owned 97.2% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.8% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of March 31, 2021 and 2020, the Company owned 35 and 39 lodging properties, respectively.
Impact of COVID-19
In January 2020, confirmed cases of novel coronavirus and related respiratory disease ("COVID-19") started appearing in the United States. By March 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement phased, multi-step policies governing re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. As of March 31, 2021, Hyatt Regency Portland at the Oregon Convention Center is the Company's only hotel that continues to have suspended operations.
Leisure demand gradually improved during the second half of 2020, a trend that accelerated during the first quarter of 2021; however, consistent with trends throughout the U.S. lodging industry, business transient and group demand continues to be limited.
We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will be gradual, likely inconsistent, and may lag behind the recovery of other industries. Factors such as public health (including a significant increase in new variant strains of COVID-19 cases), availability and effectiveness of COVID-19 vaccines and therapeutics, the level of acceptance of the vaccine by the general population and the economic and geopolitical environments may impact the timing, extent and pace of such recovery. We cannot predict with certainty when business will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassifications
Certain prior year amounts in these condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the three months ended March 31, 2021.
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
Risks and Uncertainties
As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. As of March 31, 2021, Hyatt Regency Portland at the Oregon Convention Center is the Company's only hotel that continues to have suspended operations. The Company's portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which may have limited operations or will not be operating during the recovery in order to comply with implemented safety measures, ongoing restrictions and to accommodate reduced levels of demand. The Company continues to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities, and additional actions may be taken or required based on their recommendations and regulations in place. Under these circumstances, there may be developments that require further operations adjustments.
The Company cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to suspend operations or impose additional restrictions due to a resurgence of COVID-19 cases. The Company expects that recovery in the lodging industry, particularly with respect to business transient and group business, will lag behind the recovery of other industries and factors such as public health (including a significant increase in new variant strains of COVID-19 cases), availability and effectiveness of COVID-19 vaccines and therapeutics, the level of acceptance of the vaccine by the general population and the economic and geopolitical environments may impact the timing, extent and pace of such recovery. Additionally, the effects of the pandemic could materially and adversely affect the Company's ability to consummate acquisitions and dispositions of hotel properties in the near term as well as cause scale backs or delays in planned renovations and other projects.
The Company cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on its business, operating margins, results of operations, cash flows, financial condition, the market price of its common stock, its ability to make distributions to its shareholders, its access to equity and credit markets or its ability to service its indebtedness. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to achieving the appropriate balance between hotel staffing levels and demand as business at our hotels increases.
For the three months ended March 31, 2021, the Company had a geographical concentration of revenues generated from hotels in the Phoenix, Arizona, Orlando, Florida, and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. For the three months ended March 31, 2020, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. To the extent that adverse changes continue in these markets, or the industry sectors that operate in these markets, our business and operating results could continue to be negatively impacted.

Consolidation
The Company evaluates its investments in partially owned entities to determine whether such entities may be a variable interest entity ("VIE") or voting interest entity. If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the entity has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or the entity is not a VIE and over which the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
The Operating Partnership is a VIE. The Company's significant asset is its investment in the Operating Partnership, as described in Note 1, and consequently, substantially all of the Company's assets and liabilities represent those assets and liabilities of the Operating Partnership.
Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased, and similar accounts with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at various financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant as the Company does not anticipate non-performance by the financial institutions.
Restricted Cash and Escrows
Restricted cash primarily relates to furniture, fixtures and equipment replacement reserves as required per the terms of the Company's management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance, capital spending reserves and, at times, disposition-related holdback escrows.
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers have temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
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
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the lodging and hospitality industries, which management considered to be an ongoing triggering event during its impairment testing for the three months ended March 31, 2021. The Company assessed the recoverability of each of its long-lived assets and intangibles and determined that there were no impairments as a result of the pandemic as of March 31, 2021.

Goodwill
The excess of the cost of an acquired entity (i.e. those that met the definition of an acquired business) over the net of the fair values assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill was recognized and allocated to certain of the Company's properties at the time they were acquired. The Company tests goodwill for impairment annually or more frequently if events or changes in circumstances indicate impairment.
The Company has the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The optional qualitative assessment determines whether it is more likely than not that the fair value of the specific goodwill is less than its carrying amount. If it is determined that it is more likely than not that the goodwill is impaired, the Company performs a single-step analysis to identify and measure impairment. The fair value of goodwill is based on either the direct capitalization method or the discounted cash flow method. The direct capitalization method is based on a capitalization rate, which is generally observable (a Level 2 input, but at times could be unobservable, which is a Level 3 input), applied to the underlying hotel's most recent stabilized trailing twelve month net operating income at the time of the fair value analysis. The discounted cash flow method is based on estimated future cash flow projections that utilize discount rates, terminal capitalization rates, and planned capital expenditures, which are generally unobservable in the market place (Level 3 inputs). These estimates approximate the inputs the Company believes would be utilized by market participants in assessing fair value. The estimates of future cash flows are based on a number of factors, including historical operating results, estimated growth rates, known trends, and market/economic conditions. If the carrying amount of the property’s assets, including goodwill, exceeds its estimated fair value an impairment charge is recorded in an amount equal to that excess but only to the extent the value of goodwill is reduced to zero.
As of March 31, 2021 and December 31, 2020, the Company had goodwill of $4.9 million associated with one property, which is included in intangible assets, net of accumulated amortization on the condensed consolidated balance sheets for the periods then ended. During the three months ended March 31, 2021, no impairment of goodwill was recorded. During the three months ended March 31, 2020, the Company determined the carrying values of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their fair values and therefore recorded an impairment charge of $16.4 million related to these two hotels. Refer to Note 6 for further information.
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
Insurance Recoveries
At times, the Company may be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as gain. During the three months ended March 31, 2021, the Company recognized $1.1 million in business interruption insurance proceeds for a portion of lost revenues associated with cancellations occurring in 2020 related to the COVID-19 pandemic. These amounts are included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the condensed consolidated balance sheet at fair value, with offsetting changes recorded to other comprehensive income or loss. The Company nets assets and liabilities when the right of offset exists. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
Revenues
Revenues consist of amounts derived from hotel operations, including the sale of rooms for lodging accommodations, food and beverage, and other ancillary revenue generated by hotel amenities including spa, parking, golf, resort fees and other services.
Revenues are generated from various distribution channels including but not limited to direct bookings, global distribution systems and Internet travel sites. Room transaction prices are based on an individual hotel's location, room type and the bundle of services included in the reservation and are set by the hotel daily. Any discounts, including advance purchase, loyalty point redemptions or promotions are recognized at the discounted rate whereas rebates and incentives are recorded as a reduction in rooms revenues when earned. Revenues from online channels are generally recognized net of commission fees, unless the end price paid by the guest is known. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the guest. Cash received from a guest prior to check-in is recorded as an advance deposit and is generally recognized as rooms revenue at the time the room reservation has become non-cancellable, upon occupancy or upon expiration of the re-booking date. Advance deposits are included in other liabilities on the condensed consolidated balance sheets. Payment of any remaining balance is typically due from the guest upon check-out. Sales, use, occupancy, and similar taxes are collected and presented on a net basis (excluded from revenues).
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
Parking and audio visual fees are recognized at the time services are provided to the guest at the stated price for the service or goods. In parking and audio visual contracts in which we have control over the services provided, we are considered the principal in the agreement and recognize the related revenues gross of associated costs. If we do not have control over the services in the contract, we are considered the agent and record the related revenues net of associated costs.
Resort and amenity fees, spa, golf and other ancillary amenity revenues are recognized at the point in time the goods or services have been rendered to the guest at the stated price for the service or amenity.
Share-Based Compensation
The Company maintains a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, LTIP units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures as they occur, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's share price, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss and capitalized in buildings and other improvements in the condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.

3. Revenues
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three months ended March 31, 2021 and 2020 (in thousands):

Three Months Ended
Primary Markets	March 31, 2021
Phoenix, AZ	$14,255
Orlando, FL	11,957
Houston, TX	10,517
Florida Keys	6,094
Denver, CO	5,812
Atlanta, GA	5,432
San Diego, CA	5,263
Dallas, TX	3,767
Savannah, GA	3,572
Washington, DC-MD-VA	3,354
Other	17,829
Total	$87,852

Three Months Ended
Primary Markets	March 31, 2020
Orlando, FL	$30,194
Phoenix, AZ	24,106
Houston, TX	21,263
Dallas, TX	15,537
San Francisco/San Mateo, CA	13,626
Atlanta, GA	13,309
San Diego, CA	10,641
Denver, CO	9,685
San Jose-Santa Cruz, CA	9,593
Austin, TX	7,530
Other	59,869
Total	$215,353

4. Debt
Debt as of March 31, 2021 and December 31, 2020 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	March 31, 2021	December 31, 2020
Mortgage Loans
Kimpton Hotel Palomar Philadelphia	Fixed (2)	4.14%		1/13/2023	$57,000	$57,660
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed (3)	3.74%		8/14/2024	100,000	100,000
Andaz Napa	Fixed (4)	3.55%		9/13/2024	56,000	56,000
The Ritz-Carlton, Pentagon City	Fixed (5)	4.95%		1/31/2025	65,000	65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	57,597	57,857
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	115,325	115,762
Total Mortgage Loans		4.27%	(6)		$450,922	$452,279
Corporate Credit Facilities
Corporate Credit Facility Term Loan $150M	Fixed (7)	3.77%		8/21/2023	$150,000	$150,000
Corporate Credit Facility Term Loan $125M	Fixed (8)	3.92%		9/13/2024	125,000	125,000
Revolving Credit Facility (9)	Variable	2.93%		2/28/2024	163,093	163,093
Total Corporate Credit Facilities					$438,093	$438,093
Senior Notes $500M	Fixed	6.38%		8/15/2025	$500,000	$500,000
Loan premiums, discounts and unamortized deferred financing costs, net (10)					(14,977)	(15,892)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		4.78%	(6)		$1,374,038	$1,374,480
(1)The rates shown represent the annual interest rates as of March 31, 2021. The variable index for mortgage loans is one-month LIBOR and the variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which is applicable for the value of all corporate credit facilities not subject to an interest rate hedge.
(2)The Company entered into interest rate swap agreements to fix the interest rate of the variable rate mortgage loans for the entire term of the loan.
(3)A variable interest loan for which the interest rate has been fixed on $90 million of the balance through January 2022, after which the rate reverts to variable.
(4)A variable interest loan for which the interest rate has been fixed on $51 million of the balance through January 2022, after which the rate reverts to variable.
(5)A variable interest loan for which the interest rate has been fixed through January 2023.
(6)Represents the weighted-average interest rate as of March 31, 2021.
(7)A variable interest loan for which LIBOR has been fixed for $125 million of the balance through October 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the Covenant Waiver Period.
(8)A variable interest loan for which LIBOR has been fixed through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the Covenant Waiver Period.
(9)Commitments under the revolving credit facility total $523 million through February 2022, after which the total commitments will decrease to $450 million through maturity in February 2024.
(10)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.

Mortgage Loans
Of the total outstanding debt at March 31, 2021, none of the mortgage loans were recourse to the Company. As of March 31, 2021, the Company was not in compliance with its debt covenants for four of its mortgage loans, which did not result in events of default but allow the respective lenders the option to initiate a cash sweep until covenant compliance is achieved for a period of time specified in the respective loan agreements. The cash sweeps permit the lenders to pull excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balances. The Company anticipates that it will fail additional covenants on certain mortgage loans within the next 12 months which would result in covenant violations and the need to request waivers or modifications from its lenders. If the Company is unable to obtain waivers or modifications it would be required to pay down the loans by an amount which would result in its compliance with the applicable covenants.
The mortgage loan agreements, as amended, require contributions to be made to furniture, fixtures and equipment replacement reserves, however, this requirement has been temporarily eliminated and the Company currently has the ability to utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and a requirement to replenish any funds used. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants will be adjusted following the waiver periods.
Corporate Credit Facilities
Certain financial covenants related to the amended corporate credit facilities have been suspended through year end 2021 and, once quarterly testing resumes, certain financial covenants have been modified through the first quarter in 2023 (the "covenant waiver period"). In addition, the amended corporate credit facilities have certain restrictions and covenants which are applicable during the covenant waiver period, including (i) mandatory prepayment requirements, (ii) the addition of certain subsidiaries as guarantors, and (iii) negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A minimum liquidity covenant also applies during the covenant waiver period and for two fiscal quarters thereafter.
As of March 31, 2021, there was $163.1 million outstanding on the revolving credit facility. During the three months ended March 31, 2021, the Company incurred unused commitment fees of approximately $0.3 million and interest expense of $1.2 million. During the three months ended March 31, 2020, the Company incurred unused commitment fees of approximately $0.2 million and interest expense of $1.5 million.
Senior Notes
The Operating Partnership issued $500 million of Senior Notes during the year ended December 31, 2020. The Senior Notes contain customary covenants that will limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, the indenture will require the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.

Debt Outstanding
Total debt outstanding as of March 31, 2021 and December 31, 2020 was $1,389 million and $1,390 million, respectively, and had a weighted-average interest rate of 4.78% per annum. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2021	Weighted- average interest rate
2021	$2,533	4.34%
2022	4,620	4.21%
2023	209,258	3.87%
2024	278,780	3.79%
2025	567,138	6.21%
Thereafter	163,593	4.59%
Total Debt	$1,225,922	5.03%
Revolving Credit Facility (matures in 2024)	163,093	2.93%
Loan premiums, discounts and unamortized deferred financing costs, net	(14,977)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,374,038	4.78%

5. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of March 31, 2021, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive loss. Amounts reported in accumulated other comprehensive loss related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments held by the Company with the right of offset in a net liability position were included in other liabilities on the condensed consolidated balance sheets.

The following table summarizes the terms of the derivative financial instruments held by the Company as of March 31, 2021 and December 31, 2020, respectively (in thousands):

						March 31, 2021		December 31, 2020
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
$150M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	$50,000	$(1,295)	$50,000	$(1,521)
$150M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	25,000	(647)	25,000	(761)
$150M Term Loan	Swap	1.84%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	25,000	(650)	25,000	(764)
$150M Term Loan	Swap	1.83%	1-Month LIBOR + 2.20%	1/15/2016	10/22/2022	25,000	(648)	25,000	(762)
Mortgage Debt	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	56,750	(1,334)	57,000	(1,569)
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 1.90%	3/1/2017	1/3/2022	51,000	(648)	51,000	(859)
Mortgage Debt	Swap	1.80%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(571)	45,000	(758)
Mortgage Debt	Swap	1.81%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	45,000	(577)	45,000	(765)
$125M Term Loan	Swap	1.91%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	40,000	(1,016)	40,000	(1,201)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	40,000	(1,017)	40,000	(1,202)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	25,000	(637)	25,000	(753)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	20,000	(508)	20,000	(601)
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(1,133)	24,000	(1,302)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	41,000	(2,003)	41,000	(2,301)
						$512,750	$(12,684)	$513,000	$(15,119)

The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three months ended March 31, 2021 and 2020 (in thousands):

		Three Months Ended March 31,
		2021	2020
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Loss:
Gain (loss) recognized in other comprehensive loss	Unrealized gain (loss) on interest rate derivative instruments	$104	$(17,120)
Gain reclassified from accumulated other comprehensive loss to net loss	Reclassification adjustment for amounts recognized in net loss	$2,330	$409
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$18,750	$13,024
The Company expects approximately $9.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.

6. Fair Value Measurements
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
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair values are included in the condensed consolidated balance sheets as of as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement Date
	March 31, 2021		December 31, 2020
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Liabilities
Interest rate swap liabilities(1)	$(12,684)	$—	$(15,119)	$—
(1)Interest rate swap fair values are netted as applicable per the terms of the respective master netting agreements.
Recurring Measurements
The fair value of each derivative instrument is based on a discounted cash flow analysis of the expected cash flows under each arrangement. This analysis reflects the contractual terms of the derivative instrument, including the period to maturity, and utilizes observable market-based inputs, including interest rate curves and implied volatilities, which are classified within Level 2 of the fair value hierarchy. The Company also incorporates credit value adjustments to appropriately reflect each parties’ nonperformance risk in the fair value measurement, which utilizes Level 3 inputs such as estimates of current credit spreads. However, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of the derivatives and, as a result, its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy.
Non-Recurring Measurements
Goodwill
The below table shows the goodwill balances as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Goodwill	$34,352	$34,352
Cumulative goodwill impairment losses	(29,502)	(29,502)
Carrying value of goodwill	$4,850	$4,850
As a result of the existing market weakness due to new supply in Savannah, Georgia and the material adverse impact the COVID-19 pandemic had on the lodging industry and on our portfolio, the Company performed a single-step analysis to identify and measure impairment for three of our hotels with goodwill, including Andaz Napa, Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection as of March 31, 2020. Management determined the fair value of the hotels and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, a terminal capitalization rate, and an applied discount rate. Based on the fair value determinations made by management, the Company identified goodwill impairments of $6.1 million related to Andaz Savannah and $10.3 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection, which is recorded in impairment and other losses for the three months ended March 31, 2020.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Corporate Credit Facility Term Loans	$725,922	$705,198	$727,279	$706,453
Senior Notes	500,000	534,698	500,000	539,901
Revolving Credit Facility	163,093	161,871	163,093	161,339
Total	$1,389,015	$1,401,767	$1,390,372	$1,407,693

The Company estimated the fair value of its mortgages payable using a weighted-average effective interest rate of 4.88% and 4.80% per annum as of March 31, 2021 and December 31, 2020, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
7. Income Taxes
The Company estimated the TRS income tax expense for the three months ended March 31, 2021 using an estimated federal and state combined effective tax rate of 2.45% and recognized an income tax expense of $0.2 million. The income tax expense for the three months ended March 31, 2021 was primarily attributed to state taxes levied on gross receipts.
The Company estimated the TRS income tax benefit for the three months ended March 31, 2020 using an estimated federal and state combined effective tax rate of 10.10% and recognized an income tax benefit of $7.3 million. The income tax benefit for three months ended March 31, 2020 was primarily attributed to the net operating loss opportunity allowed for under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into U.S. law in March 2020.
8. Stockholders' Equity
Common Stock
The Company maintains an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company

had $62.6 million available for sale under the ATM Agreement. The terms of the amended corporate credit facilities impose restrictions on the use of proceeds raised from equity issuances.
The Board of Directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $175 million of the Company’s outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.
No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2021. During the three months ended March 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. As of March 31, 2021, the Company had approximately $94.7 million remaining under its share repurchase authorization. We are prohibited under the terms of the amended corporate credit facilities from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.
Distributions
The Company has suspended its quarterly dividend in order to preserve liquidity and did not declare any dividends during the three months ended March 31, 2021. Our ability to make distributions is currently limited by the provisions of our amended corporate credit facilities. The Company will evaluate if and when to resume paying dividends in the future based on business and economic conditions and the requirement to distribute 90% of REIT taxable income to remain qualified as a REIT.
The Company declared the following dividend during the three months ended March 31, 2020:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2020	March 31, 2020	April 15, 2020
Non-Controlling Interest of Common Units in Operating Partnership
No LTIP Units were redeemed during the three months ended March 31, 2021. During the three months ended March 31, 2020, 1,305,759 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 1,305,759 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 848,742 Common Units were redeemed for common stock and 457,017 Common Units were redeemed for cash totaling $8.6 million.
As of March 31, 2021, the Operating Partnership had 3,291,627 LTIP Units outstanding, representing a 2.8% partnership interest held by the limited partners. Of the 3,291,627 LTIP Units outstanding at March 31, 2021, 1,086,179 units had vested and had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
9. Earnings Per Share
Basic earnings per common share is calculated by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period plus any shares that could potentially be outstanding during the period. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.
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
Income or loss allocated to non-controlling interests in the Operating Partnership has been excluded from the numerator and Operating Partnership Units and LTIP Units in the Operating Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.

The following table reconciles net loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(56,351)	$(36,138)
Dividends paid on unvested share-based compensation	—	(150)
Net loss available to common stockholders	$(56,351)	$(36,288)

Denominator:
Weighted-average shares outstanding - Basic	113,780,388	112,984,868
Effect of dilutive share-based compensation(1)	—	—
Weighted-average shares outstanding - Diluted	113,780,388	112,984,868

Basic and diluted loss per share:
Net loss per share available to common stockholders - basic and diluted	$(0.50)	$(0.32)
(1)During the three months ended March 31, 2021 and 2020, the Company excluded 546,124 and 327,475 anti-dilutive shares from its calculation of diluted earnings per share, respectively.
10. Share-Based Compensation
2015 Incentive Award Plan
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors approved the following grants of restricted stock units to certain Company employees:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted-Average Grant Date Fair Value
March 2021	2021 Restricted Stock Units	64,542	37,067	$16.66

Each award of time-based Restricted Stock Units will vest as follows, subject to continued employment with the Company or its affiliates through each applicable vesting date: 33% on the first anniversary of the vesting commencement date, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
The performance-based Restricted Stock Units are designated twenty-five (25%) as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units") and seventy-five (75%) as relative TSR share units (the "Relative TSR Share Units"). The Absolute TSR Share Units vest based on achievement of varying levels of the Company's TSR over the three-year performance period. The Relative TSR Share Units vest based on the ranking of the Company's TSR as compared to a defined peer group over the three-year performance period. Vesting of performance-based Restricted Stock Units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.

LTIP Unit Grants
The Compensation Committee of the Board of Directors approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted-Average Grant Date Fair Value
March 2021	2021 LTIP Units	88,076	708,991	$11.87

Each award of time-based LTIP Units will vest as follows, subject to continued employment with the Company or its affiliates through each applicable vesting date: 33% on the first anniversary of the vesting commencement date, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
A portion of each award of Class A LTIP Units are designated as a number of "base units". The base units are designated twenty-five (25%) as absolute TSR base units, and vest based on achievement of varying levels of the Company's TSR over the three-year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company's TSR as compared to a defined peer group over the three-year performance period. Vesting of Class A LTIP Units is also subject to continued employment with the Company or its affiliates through the vesting date.
LTIP Units (other than unvested Class A LTIP Units), whether vested or unvested, receive the same quarterly per-unit distributions as common units in the Operating Partnership, which equal the per-share distributions on the common stock of the Company. Class A LTIP Units that have not vested receive a quarterly per-unit distribution equal to 10% of the distribution paid on common units in the Operating Partnership.
The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of March 31, 2021:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2020	387,739	1,494,458	1,882,197
Granted	101,609	797,067	898,676
Vested(2)	(67,554)	(86,077)	(153,631)
Forfeited	(4,291)	—	(4,291)
Unvested as of March 31, 2021	417,503	2,205,448	2,622,951
Weighted-average fair value of unvested shares/units	$14.49	$11.00	$11.56

(1)     Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)     During the three months ended March 31, 2021, 18,993 shares of common stock were withheld by the Company upon the settlement of the applicable award in order to satisfy minimum federal and state tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan.

The grant date fair values of the time-based Restricted Stock Units and time-based LTIP Units are determined based on the closing price of the Company’s common stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair values of performance-based awards are determined based on a Monte Carlo simulation method with the following assumptions and compensation expense is recognized on a straight-line basis over the performance period:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component (in dollars)	Volatility	Interest Rate	Dividend Yield
March 1, 2021
Absolute TSR Restricted Stock Units	25%	$12.63	59.84%	0.01% - 0.31%	—%
Relative TSR Restricted Stock Units	75%	$13.06	59.84%	0.01% - 0.31%	—%
Absolute TSR Class A LTIP Units	25%	$12.57	59.84%	0.01% - 0.31%	—%
Relative TSR Class A LTIP Units	75%	$12.69	59.84%	0.01% - 0.31%	—%
The absolute and relative total stockholder returns are market conditions as defined by Accounting Standard Codification ("ASC") 718, Compensation - Stock Compensation. Market conditions include provisions wherein the vesting condition is met through the achievement of a specific value of the Company’s common stock, which is total stockholder return in this case. Market conditions differ from other performance awards under ASC 718 in that the probability of attaining the condition (and thus vesting of the units or shares) is reflected in the initial grant date fair value of the award.
Accordingly, it is not appropriate to reconsider the probability of vesting in the award subsequent to the initial measurement of the award, nor is it appropriate to reverse any of the expense if the condition is not met. As such, once the expense for these awards is measured, the expense must be recognized over the vesting period regardless of whether the target is met, or at what level the target is met. Expense may only be reversed if the holder of the instrument forfeits the award as a result of the holder's termination of service to the Company prior to vesting.
For the three months ended March 31, 2021, the Company recognized approximately $2.3 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, for the three months ended March 31, 2021, the Company capitalized approximately $0.4 million related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. As of March 31, 2021, there was $20.4 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2.1 additional years.
For the three months ended March 31, 2020, the Company recognized approximately $2.0 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, for the three months ended March 31, 2020, the Company capitalized approximately $0.3 million related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. In addition, share-based compensation for the three months ended March 31, 2020 included $0.4 million of accelerated share-based compensation associated with reductions in corporate personnel as a result of the impact of the COVID-19 pandemic.

11. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the three months ended March 31, 2021 (dollar amounts in thousands):

March 31, 2021
Weighted-average remaining lease term, including reasonably certain extension options(1)	24 years
Weighted-average discount rate	5.79%

ROU asset(2)	$22,364
Lease liability(3)	$23,752

Operating lease rent expense	$392
Variable lease costs	764
Total rent and variable lease costs	$1,156
(1)The weighted-average remaining lease term including all available extension options is approximately 59 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of March 31, 2021.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2021.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of March 31, 2021 (in thousands):

Year Ending December 31, 2021
2021 (excluding the three months ended March 31, 2021)	$1,695
2022	2,273
2023	2,287
2024	2,302
2025	2,317
Thereafter	34,926
Total undiscounted lease payments	$45,800
Less imputed interest	(22,048)
Lease liability(1)	$23,752
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2021.
Management and Franchise Agreements
In order to maintain its qualification as a REIT, the Company cannot directly or indirectly operate any of its hotels. The Company leases each hotel to TRS lessees, which in turn engage property managers to manage the hotels. Each hotel is operated pursuant to a hotel management agreement with an independent third-party hotel management company.
Pursuant to the hotel management agreements, the management company controls the day-to-day operation of each hotel, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The hotel management agreements typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. Many hotel management agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels. As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers have temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. Additionally, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans and may be required to be replenished.
Management agreements for brand-managed hotels have terms generally ranging from 20 to 30 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is 26 years. Management agreements for franchised hotels generally contain initial terms between 10 and 15 years with an average remaining initial term of approximately three years.
The Company is generally limited in its ability to sell, lease or otherwise transfer hotels unless the transferee assumes the related hotel management agreement. However, most agreements include owner rights to terminate the agreements on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to the Company of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).
Franchise agreements contain initial terms of 15 to 20 years, with an average remaining initial term of approximately eight years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of gross rooms revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
The Company incurred management and franchise expenses of $2.8 million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively, which are included on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2021 and December 31, 2020, the Company had a balance of $24.5 million and $25.9 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The Company's third-party managers have temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. Additionally, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of March 31, 2021, the Company had used $13.5 million of the furniture, fixture and equipment replacement reserves for working capital purposes, all of which is subject to replenishment requirements.
Renovation and Construction Commitments
As of March 31, 2021, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of March 31, 2021 totaled $2.9 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, anticipated timing to close a pending transaction, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, the timing of hotel re-openings, the level of expenses incurred in connection with hotel re-openings, capital expenditures and the timing of renovations, status of transactions and escrow deposits, and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2021, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any future resurgence, including limiting or banning travel and implementation of social distancing requirements; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any future resurgence, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic; the pace of recovery following the COVID-19 pandemic or any future resurgence; COVID-19 may cause us to incur additional expenses (for example, depending on the length of furloughs for employees at our hotels, we may be required to make severance payments to some of the hotels furloughed employees); our ability to successfully negotiate amendments and covenant waivers under our indebtedness; our ability to comply with covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities, including inflation; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increase in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that primarily invests in uniquely positioned luxury and upper upscale hotels and resorts in Top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of March 31, 2021, we owned 35 hotels, comprising 10,011 rooms, across 15 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton, and The Kessler Collection.
Impact of COVID-19 on our Business
In January 2020, confirmed cases of novel coronavirus and related respiratory disease (“COVID-19”) started appearing in the United States. By March 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement phased multi-step policies governing re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows. As a result of the COVID-19 pandemic, the majority of our hotels and resorts temporarily suspended operations for certain periods of time during 2020. Currently, Hyatt Regency Portland at the Oregon Convention Center is the Company's only hotel that continues to have suspended operations.
Leisure demand gradually improved during the second half of 2020, a trend that accelerated during the first quarter of 2021; however, consistent with trends throughout the U.S. lodging industry, business transient and group demand continues to be limited. This led to total portfolio occupancy of 32.7% for the three months ended March 31, 2021.
Our portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, the majority of which have resumed operations in accordance with state and local ordinances. However, these amenities could be impacted again in the future in order to comply with state and local ordinances, restrictions and safety measures to address resurgences of the pandemic and/or to accommodate reduced levels of demand. We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will be gradual, likely inconsistent, and may lag behind the recovery of other industries. Factors such as public health (including a significant increase in new and variant strains of COVID-19 cases), availability and effectiveness of COVID-19 vaccines and therapeutics, the level of acceptance of the vaccine by the general population and the economic and geopolitical environments may impact the timing, extent and pace of such recovery.
We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases, including variants of the virus. Additionally, we expect the effects of the pandemic could materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as to cause us to scale back or delay planned renovations and other projects. We cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our business, operating margins, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to equity and credit markets and our ability to service our indebtedness.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our principal executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.
Our Revenues and Expenses
Our revenue is primarily derived from hotel operations, including rooms revenue, food and beverage revenue and other revenue, which consists of parking, spa, resort fees, other guest services, and tenant leases, among other items.
Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, management and franchise fees, and other direct and indirect operating expenses. Rooms expense includes housekeeping wages and associated payroll taxes, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs. We enter into management agreements with independent third-party management companies to operate our hotels. The management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel.
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and nonfinancial metrics such as Revenue Per Available Room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("occupancy"); earnings before interest, income taxes, depreciation and amortization for real estate ("EBITDAre") and Adjusted EBITDAre; and funds from operations ("FFO") and Adjusted FFO. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. RevPar, ADR, and occupancy may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO and the reasons management believes these financial measures are useful to investors.
Results of Operations
Lodging Industry Overview
The impact of COVID-19 on the global and U.S. economy and the travel industry in particular has been significant and unprecedented, causing a severe impact to our operations beginning late in the first quarter of 2020 and continuing through the first quarter of 2021. The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 6.4% during the first quarter of 2021, according to the U.S. Department of Commerce, continuing the annual rate growth trend from the third and fourth quarters of 2020 of 33.1% and 4.3%, respectively. The increase during the first quarter reflected increases in personal consumption expenditures, nonresidential fixed investment, federal government spending, residential fixed investment, and state and local government spending that were partially offset by decreases in private inventory investment and exports. In addition, the unemployment rate continues to steadily improve from 6.7% in December 2020 to 6.0% in March 2021 and economists are currently forecasting continued gains in employment during the remainder of 2021.
The U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the U.S. economy which is largely due to the persistence of the COVID-19 pandemic, continued governmental restrictions on travel and large gatherings, and sentiment towards business and leisure travel as a result of the pandemic. Additionally, we expect it will take longer for the lodging industry to return to pre-pandemic levels than it will for the broader economy and many other industries. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to achieving the appropriate balance between hotel staffing levels and demand as business at our hotels increases.
Demand and new hotel supply declined 11.9% and 2.0%, respectively, during the three months ended March 31, 2021. The significant reduction in demand led to declines in industry RevPAR of 27.7% for the three months ended March 31, 2021 compared to 2020, which was driven by a decline in occupancy of 10.1% coupled with a 19.6% decline in ADR. All U.S. data for the three months ended March 31, 2021 are per industry reports.
First Quarter 2021 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, decreased 49.2% to $61.76 for the three months ended March 31, 2021, compared to $121.68 for the three months ended March 31, 2020. The decrease in our total portfolio RevPAR for the three months ended March 31, 2021 compared to the same period in 2020 was driven by the significant ongoing impact of the COVID-19 pandemic on our results of operations. We began to see sequential improvement in our portfolio during the first three months of 2021, due primarily to an increase in leisure travel. The following table sets forth certain operating information for the three months ended March 31, 2021:

Total Portfolio Statistics	January 2021	February 2021	March 2021	Three Months Ended March 31, 2021
Occupancy (1)	23.1%	32.4%	42.7%	32.7%
Average Daily Rate (1)	$170.41	$183.57	$202.07	$188.68
RevPAR (1)	$39.32	$59.56	$86.19	$61.76
(1)    Includes Hyatt Regency Portland at the Oregon Convention Center which had suspended operations for all periods presented.
Net loss increased 56.1% for the three months ended March 31, 2021 compared to 2020, which was primarily attributed to a reduction in operating income of $31.0 million from our current portfolio of 35 hotels as a result of the COVID-19 pandemic, a $7.5 million reduction in income tax benefit and a $5.7 million increase in interest expense attributed to a higher weighted-average interest rate offset by a reduction in weighted-average debt outstanding. These decreases were offset by a $16.4 million reduction in impairment loss, $4.7 million attributed to four hotels sold during the fourth quarter of 2020, a $1.2 million reduction in corporate general and administrative expenses attributed to reductions in corporate personnel and $1.1 million attributed to business interruption proceeds.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2021 decreased 114.9% and 207.4%, respectively, compared to 2020, which was attributable to the extent and timing of the impact of the COVID-19 pandemic on our results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net loss attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Number of properties at March 31	35	39	(4)
Number of rooms at March 31	10,011	11,245	(1,234)

Number of hotels open at March 31	34	15	19
Number of rooms in hotels open at March 31	9,511	3,296	6,215

Number of hotels with temporarily suspended operations at March 31	1	24	(23)
Number of rooms in hotels with temporarily suspended operations at March 31	600	7,949	(7,349)

	Three Months Ended March 31,
	2021	2020	Change
Total Portfolio Statistics:
Occupancy (1)	32.7%	55.2%	(2,250) bps
ADR (1)	$188.68	$220.41	(14.4)%
RevPAR (1)	$61.76	$121.68	(49.2)%
(1)    For hotels disposed of during the period, operating results and statistics are only included through the date of respective disposition. During the three months ended March 31, 2021 and 2020 includes hotels that had suspended operations for a portion of or all of the periods presented.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Decrease	% Change
Revenues:
Rooms revenues	$55,646	$124,515	$(68,869)	(55.3)%
Food and beverage revenues	21,592	73,729	(52,137)	(70.7)%
Other revenues	10,614	17,109	(6,495)	(38.0)%
Total revenues	$87,852	$215,353	$(127,501)	(59.2)%
Rooms revenues
Rooms revenues decreased by $68.9 million, or 55.3%, to $55.6 million for the three months ended March 31, 2021 from $124.5 million for the three months ended March 31, 2020 primarily due to the extent and timing of the impact of COVID-19. This decrease includes a reduction of $11.3 million in rooms revenues attributed to the sale of Marriott Napa Valley Hotel & Spa and Residence Inn Boston Cambridge in October 2020 and Hotel Commonwealth and Renaissance Austin Hotel in November 2020 (collectively, "the four hotels sold in the fourth quarter of 2020").
Food and beverage revenues
Food and beverage revenues decreased by $52.1 million, or 70.7%, to $21.6 million for the three months ended March 31, 2021 from $73.7 million for the three months ended March 31, 2020 primarily due to the extent and timing of the impact of COVID-19. This decrease includes a reduction of $4.7 million in food and beverage revenues attributed to the four hotels sold in the fourth quarter of 2020.

Other revenues
Other revenues decreased by $6.5 million, or 38.0%, to $10.6 million for the three months ended March 31, 2021 from $17.1 million for the three months ended March 31, 2020 primarily due to the extent and timing of the impact of COVID-19. This decrease includes a reduction of $2.8 million in revenues from cancellations and attrition and $1.0 million attributed to the four hotels sold in the fourth quarter of 2020.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2021	2020	Decrease	% Change
Hotel operating expenses:
Rooms expenses	$15,537	$35,076	$(19,539)	(55.7)%
Food and beverage expenses	18,178	52,972	(34,794)	(65.7)%
Other direct expenses	3,198	5,392	(2,194)	(40.7)%
Other indirect expenses	37,327	70,088	(32,761)	(46.7)%
Management and franchise fees	2,844	7,330	(4,486)	(61.2)%
Total hotel operating expenses	$77,084	$170,858	$(93,774)	(54.9)%
Total hotel operating expenses
In general, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses decreased $93.8 million, or 54.9%, to $77.1 million for the three months ended March 31, 2021 from $170.9 million for the three months ended March 31, 2020 primarily due to the extent and timing of the impact of COVID-19. This decrease includes a reduction of $14.5 million in hotel operating expenses attributed to the four hotels sold in the fourth quarter of 2020.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2021	2020	Decrease	% Change
Depreciation and amortization	$33,197	$37,091	$(3,894)	(10.5)%
Real estate taxes, personal property taxes and insurance	10,540	13,675	(3,135)	(22.9)%
Ground lease expense	403	754	(351)	(46.6)%
General and administrative expenses	6,922	8,151	(1,229)	(15.1)%
Gain on business interruption insurance	(1,116)	—	(1,116)	—%
Impairment and other losses	—	16,368	(16,368)	(100.0)%
Total corporate and other expenses	$49,946	$76,039	$(26,093)	(34.3)%
Depreciation and amortization
Depreciation and amortization expense decreased $3.9 million, or 10.5%, to $33.2 million for the three months ended March 31, 2021 from $37.1 million for the three months ended March 31, 2020. The decrease was primarily attributed to a reduction in depreciation expense related to the four hotels sold in the fourth quarter of 2020.
Real estate taxes, personal property taxes and insurance

Real estate taxes, personal property taxes and insurance expense decreased $3.1 million, or 22.9%, to $10.5 million for the three months ended March 31, 2021 from $13.7 million for the three months ended March 31, 2020. The decrease was primarily attributed to a $1.5 million property tax refund and a $1.6 million decrease related to the four hotels sold in the fourth quarter of 2020.
Ground lease expense
Ground lease expense decreased $0.4 million, or 46.6%, to $0.4 million for the three months ended March 31, 2021 from $0.8 million for the three months ended March 31, 2020, which was attributable to a reduction in percentage rent on certain of our ground leases as a result of a decrease in revenues related to certain of our hotels and resorts temporarily suspending operations and reduced demand due to the impact of the COVID-19 pandemic.
General and administrative expenses
General and administrative expenses decreased $1.2 million, or 15.1%, to $6.9 million for the three months ended March 31, 2021 from $8.2 million for the three months ended March 31, 2020. The Company incurred non-recurring severance expense and accelerated amortization of share-based compensation expense totaling $0.8 million related to the reductions in corporate personnel during the three months ended March 31, 2020.
Gain on business interruption insurance
Gain on business interruption insurance was $1.1 million for the three months ended March 31, 2021, which was attributed to insurance proceeds for a portion of lost revenue associated with cancellations in 2020 related to the COVID-19 pandemic.
Impairment and other losses
During the three months ended March 31, 2020, the Company recorded an impairment charge of $16.4 million, which was attributed to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed existing market weakness due to new supply in Savannah, Georgia and the material adverse impact that the COVID-19 pandemic had on the results of operations at each hotel. Refer to Notes 2 and 6 in the accompanying condensed consolidated financial statements for further discussion.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase / (Decrease)	% Change
Non-operating income and expenses:
Other income	$116	$127	$(11)	(8.7)%
Interest expense	(18,750)	(13,024)	5,726	44.0%
Income tax (expense) benefit	(165)	7,311	(7,476)	(102.3)%
Interest expense
Interest expense increased $5.7 million or 44.0%, to $18.8 million for the three months ended March 31, 2021 from $13.0 million for the three months ended March 31, 2020. This was primarily due to an increase in the weighted-average interest rate offset by a reduction in our weighted-average debt outstanding as of March 31, 2021 compared to 2020. Refer to Note 4 in the accompanying condensed consolidated financial statements for further discussion.
Income tax (expense) benefit
Income tax benefit decreased $7.5 million, or 102.3%, to an expense of $0.2 million for the three months ended March 31, 2021 from an income tax benefit of $7.3 million for the three months ended March 31, 2020. The income tax benefit during the three months ended March 31, 2020 was primarily attributed to the net operating loss carryback allowed for under the CARES Act.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, use of our unencumbered asset base, asset dispositions, and proceeds from various capital market transactions, including issuances of debt and equity securities. Additionally, we expect our hotel portfolio to begin generating net operating income in the second half of 2021. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
On a long-term basis, our objectives are to maximize revenue and profits generated by our existing properties and acquired hotels, to further enhance the value of our portfolio and produce an attractive current yield, as well as to generate sustainable and predictable cash flow from our operations to distribute to our common stock and unit holders. We believe successful improvements to the performance of our portfolio will result in increased operating cash flows over time. Additionally, we may meet our long-term liquidity requirements through additional borrowings, the issuance of equity and debt securities, which may not be available on advantageous terms or at all, and/or proceeds from the sales of hotels.
Liquidity
As of March 31, 2021, we had $354.6 million of consolidated cash and cash equivalents and $34.6 million of restricted cash and escrows. The restricted cash as of March 31, 2021 primarily consisted of $24.5 million related to furniture, fixtures and equipment replacement reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $3.1 million primarily for real estate taxes and mortgage escrows, $6.3 million for disposition-related holdbacks and $0.7 million in deposits made for capital projects.
As of March 31, 2021, $163.1 million was outstanding on the revolving credit facility at an interest rate of 2.93%, thus approximately $360 million remained available to be borrowed. To the extent we pay down the outstanding balance of our revolving credit facility in the future, proceeds from future borrowings may be used for working capital, general corporate or other purposes permitted by the revolving credit agreement (subject to certain additional restrictions during the covenant waiver period).
Our third-party managers have temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves due to the impact of COVID-19. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such reserves may be subject to lender approval for hotels encumbered by mortgage loans and may be required to be replenished. As of March 31, 2021, the Company had used $13.5 million of the furniture, fixture and equipment replacement reserves for working capital purposes, all of which is subject to replenishment requirements.
We remain committed to cash conservation and increasing total shareholder returns through the following priorities: (1) maximize revenue and profits generated by our existing properties and acquired hotels, including the continued focused management of expenses, (2) further enhance the value of our portfolio and produce an attractive current yield, and (3) generate sustainable and predictable cash flow from our operations to distribute to our common stock and unit holders. Future determinations regarding the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements and other factors that our Board of Directors may deem relevant.
Debt and Loan Covenants
As of March 31, 2021, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 4.78%.
Mortgage Loans
Our mortgage loan agreements, as amended, require contributions to be made to furniture, fixtures and equipment replacement reserves, however, this requirement has been temporarily eliminated and we currently have the ability to utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and a requirement to replenish any funds used. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants will be adjusted following the waiver periods.
Corporate Credit Facilities
Certain financial covenants related to our amended corporate credit facilities have been suspended through year end 2021 and, once quarterly testing resumes, certain financial covenants have been modified through the first quarter in 2023 (the "covenant waiver period"). In addition, the amended corporate credit facilities have certain restrictions and covenants which are applicable during the covenant waiver period, including (i) mandatory prepayment requirements, (ii) the addition of certain subsidiaries as guarantors, and (iii) negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A minimum liquidity covenant also applies during the covenant waiver period and for two fiscal quarters thereafter.
Senior Notes
The Operating Partnership issued $500 million of Senior Notes during the year ended December 31, 2020. The Senior Notes contain customary covenants that will limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, the indenture will require the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
Debt Covenants
As of March 31, 2021, we were not in compliance with debt covenants for four mortgage loans, which did not result in events of default but allow the respective lenders the option to initiate a cash sweep until covenant compliance is achieved for a period of time specified in the respective loan agreements. The cash sweeps permit the lenders to pull excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance. We anticipate that we will fail additional covenants on certain mortgage loans within the next 12 months which would result in covenant violations and the need to request waivers or modifications from our lenders. If we are unable to obtain waivers or modifications, we would be required to pay down the loans by amounts which would result in compliance with the applicable covenants.
Derivatives
As of March 31, 2021, we had various interest rate swaps with an aggregate notional amount of $512.8 million. These swaps fix a portion of the variable interest rate on four of our mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of our two outstanding corporate credit facility term loans. The corporate credit facility term loan spreads may vary, as they are determined by the Company's leverage ratio. The applicable interest rate for the corporate credit facility term loans has been set to the highest level of grid-based pricing during the covenant waiver period.
Our ability to apply hedge accounting in the future could be impacted to the extent that the payment terms of our loans change. The discontinuation of hedge accounting could result in future changes in the fair market values of hedges and/or a portion or all of the $12.1 million balance of accumulated other comprehensive loss as of March 31, 2021 to be recognized on the condensed consolidated statements of operations and comprehensive loss through net loss. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
On March 5, 2021, the Financial Conduct Authority ("FCA") announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuance by December 31, 2021. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
As of March 31, 2021, we have various interest rate swaps with notional amounts that have maturity dates ranging from 2022 to 2023 and that are indexed to LIBOR. All of our contracts mature prior to June 30, 2023. While we expect LIBOR to be available in substantially its current form through June 30, 2023, it is possible that LIBOR will become unavailable prior to that date. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Capital Markets
We maintain an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, we may from time to time offer and sell shares of common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2021 and 2020. As of March 31, 2021, we had $62.6 million available for sale under the ATM Agreement. We may have restrictions on the use of proceeds raised from equity issuances during the covenant waiver period.
Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to purchase up to $175 million of our outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares.
No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2021. During the three months ended March 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. As of March 31, 2021, we had approximately $94.7 million remaining under our share repurchase authorization. The terms of our amended corporate credit facilities currently prohibit us from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.
Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may undergo renovations as a result of our decision to expand or upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel into compliance with the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the furniture, fixtures and equipment replacement reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the furniture, fixtures and equipment replacement reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our revolving credit facility and/or other sources of available liquidity. We have been, and will continue to be, prudent with respect to our capital spending, taking into account our cash flows from operations.
As of March 31, 2021 and December 31, 2020, we had a total of $24.5 million and $25.9 million, respectively, of furniture, fixtures and equipment replacement reserves. During the three months ended March 31, 2021 and 2020, we made total capital expenditures of $7.2 million and $22.2 million, respectively.
The Company's third-party managers have temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. Additionally, we have the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of March 31, 2021, the Company had used $13.5 million of the furniture, fixture and equipment replacement reserves for working capital purposes, all of which is subject to replenishment requirements.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of March 31, 2021 totaled $2.9 million.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowing under debt financings, including draws on our revolving credit facility, and from various types of equity offerings or the sale of our hotels. As a result of the impact the COVID-19 pandemic has had on our business, certain sources of capital may not be as readily available to us as they have been historically. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program. We are prohibited under the terms of the amended corporate credit facilities from making repurchases of our common stock until we achieve compliance with applicable debt covenants for a period of time and our covenant waiver period ends.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(31,160)	$5,387
Net cash used in investing activities	(6,547)	(20,177)
Net cash (used in) provided by financing activities	(1,854)	296,189
Net (decrease) increase in cash and cash equivalents and restricted cash	$(39,561)	$281,399
Cash and cash equivalents and restricted cash, at beginning of period	428,786	194,946
Cash and cash equivalents and restricted cash, at end of period	$389,225	$476,345
Operating
•Cash used in operating activities was $31.2 million and cash provided by operating activities was $5.4 million for the three months ended March 31, 2021 and 2020, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net decrease in cash from operating activities during the three months ended March 31, 2021 was primarily due to a decrease in hotel operating income attributed to the impact of the COVID-19 pandemic and reductions from the four hotels sold during the fourth quarter of 2020. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2021 and 2020.
Investing
•Cash used in investing activities was $6.5 million and $20.2 million for the three months ended March 31, 2021, and 2020, respectively. Cash used in investing activities for the three months ended March 31, 2021 was attributed to $7.2 million in capital improvements at our hotel properties, which was offset by $0.7 million of performance guaranty payments that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the three months ended March 31, 2020 was attributed to $22.2 million in capital improvements at our hotel properties, which was offset by a $2.0 million deposit received from escrow for a pending hotel disposition.
Financing
•Cash used in financing activities was $1.9 million and cash provided by financing activities was $296.2 million for the three months ended March 31, 2021, and 2020, respectively. Cash used in financing activities for the three months ended March 31, 2021 was primarily attributed to principal payments of mortgage debt totaling $1.4 million and payments to satisfy withholding on vested share-based compensation of $0.4 million. Cash provided by financing activities for the three months ended March 31, 2020 was attributed to (i) a $340.0 million drawdown on the revolving credit facility, which was offset by (ii) the payment of $31.6 million in dividends for common stock and units, (iii) redemption of Operating Partnership Units for common stock and cash of $8.6 million, and (iv) the repurchase of common stock totaling $2.3 million.
Non-GAAP Financial Measures
We consider the following non-GAAP financial measures to be useful to investors as key supplemental measures of our operating performance: EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss, operating profit, cash from operations, or any other operating performance measure as prescribed per GAAP.

EBITDA, EBITDAre and Adjusted EBITDAre
EBITDA is a commonly used measure of performance in many industries and is defined as net income or loss (calculated in accordance with GAAP) excluding interest expense, provision for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. We consider EBITDA useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results, even though EBITDA does not represent an amount that accrues directly to common stockholders. In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions and, along with FFO and Adjusted FFO, is used by management in the annual budget process for compensation programs.
We calculate EBITDAre in accordance with standards established by the National Association of Real Estate Investment Trusts ("Nareit"). Nareit defines EBITDAre as EBITDA plus or minus losses and gains on the disposition of depreciated property, including gains or losses on change of control, plus impairments of depreciated property and of investments in unconsolidated affiliates caused by a decrease in the value of depreciated property in the affiliate, and adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates.
We further adjust EBITDAre to exclude the impact of non-controlling interests in consolidated entities other than our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We also adjust EBITDAre for certain additional items such as depreciation and amortization related to corporate assets, hotel property acquisition, terminated transaction and pre-opening expenses, amortization of share-based compensation, non-cash ground rent and straight-line rent expense, the cumulative effect of changes in accounting principles, and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe it is meaningful for investors to understand Adjusted EBITDAre attributable to all common stock and unit holders. We believe Adjusted EBITDAre attributable to common stock and unit holders provides investors with another useful financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by Nareit, as amended in the December 2018 restatement white paper, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains or losses from sales of real estate, the cumulative effect of changes in accounting principles, similar adjustments for unconsolidated partnerships and consolidated variable interest entities, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding operating performance by excluding the effect of real estate depreciation and amortization, gains or losses from sales for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the Nareit definition of FFO or do not calculate FFO per diluted share in accordance with Nareit guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to common stock and unit holders.
We further adjust FFO for certain additional items that are not in Nareit’s definition of FFO such as hotel property acquisition, terminated transaction and pre-opening expenses, amortization of debt origination costs and share-based compensation, non-cash ground rent and straight-line rent expense, and other items we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.

The following is a reconciliation of net loss to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(57,977)	$(37,130)
Adjustments:
Interest expense	18,750	13,024
Income tax expense (benefit)	165	(7,311)
Depreciation and amortization	33,197	37,091
EBITDA	$(5,865)	$5,674
Impairment and other losses(1)	—	16,368
EBITDAre	$(5,865)	$22,042

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(100)	$(96)
Amortization of share-based compensation expense(2)	2,295	2,040
Non-cash ground rent and straight-line rent expense	19	80
Other non-recurring expenses(2)	4	394
Adjusted EBITDAre attributable to common stock and unit holders	$(3,647)	$24,460
(1)    During the three months ended March 31, 2020, we recorded goodwill impairments totaling $16.4 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to existing market weakness due to new supply and the material adverse impact that the COVID-19 pandemic had on the results of operations at each hotel.
(2)    During the three months ended March 31, 2020, we reduced our corporate personnel in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had on our results of operations. As a result of the corporate personnel reductions, during the three months ended March 31, 2020 we incurred $0.4 million of accelerated amortization of share-based compensation expense and $0.4 million of other non-recurring expenses for severance related costs.

The following is a reconciliation of net loss to FFO and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(57,977)	$(37,130)
Adjustments:
Depreciation and amortization related to investment properties	33,097	36,995
Impairment of investment properties(1)	—	16,368
FFO attributable to common stock and unit holders	$(24,880)	$16,233

Reconciliation to Adjusted FFO
Loan related costs, net of adjustment related to non-controlling interests(2)	$1,767	$623
Amortization of share-based compensation expense(3)	2,295	2,040
Non-cash ground rent and straight-line rent expense	19	80
Other non-recurring expenses(3)	4	394
Adjusted FFO attributable to common stock and unit holders	$(20,795)	$19,370
(1)    During three months ended March 31, 2020, we recorded goodwill impairments totaling $16.4 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to existing weakness due to new supply in the market and the material adverse impact that the COVID-19 pandemic had on the results of operations at each hotel.
(2)     Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.

(3)    During the three months ended March 31, 2020, we reduced our corporate personnel in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had on our results of operations. As a result of the corporate personnel reductions, during the three months ended March 31, 2020 we incurred $0.4 million of accelerated amortization of share-based compensation expense and $0.4 million of other non-recurring expenses for severance related costs.
Use and Limitations of Non-GAAP Financial Measures
EBITDA, EBITDAre, Adjusted EBITDAre, FFO, and Adjusted FFO do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we present and use EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO because we believe they are useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of these non-GAAP measures has certain limitations as analytical tools. These non-GAAP financial measures are not measures of our liquidity, nor are they indicative of funds available to meet our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. These non-GAAP financial measures may include funds that may not be available for discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. These non-GAAP financial measures as presented may not be comparable to non-GAAP financial measures as calculated by other real estate companies.
We compensate for these limitations by separately considering the impact of the excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our condensed consolidated statements of operations and comprehensive loss, include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 in the accompanying condensed consolidated financial statements included herein.
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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. The impact of the COVID-19 pandemic has disrupted, and is expected to continue to disrupt, our historical seasonal patterns.
New Accounting Pronouncements Not Yet Implemented
See Note 2 in the accompanying condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of March 31, 2021 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $2.0 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2020 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $2.4 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next two years are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt and entering into various interest rate swap agreements to hedge the interest rate exposure risk related to several variable rate loans. Refer to Note 4 in the accompanying condensed consolidated financial statements included herein, for our debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 5 in the accompanying condensed consolidated financial statements for more information on our interest rate swap derivatives.
We may continue to use derivative instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties' financial condition, including their credit ratings, and entering into agreements with counterparties based on established credit limit policies. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2021, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$2,533	$4,620	$184,258	$263,780	$567,138	$163,593	$1,185,922	$944,787
Variable rate debt	—	—	25,000	15,000	—	—	40,000	295,109
Revolving Credit Facility	—	—	—	163,093	—	—	163,093	161,871
Total	$2,533	$4,620	$209,258	$441,873	$567,138	$163,593	$1,389,015	$1,401,767
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.34%	4.21%	4.07%	3.88%	6.21%	4.59%	5.12%	5.43%
Variable rate debt	—	—	2.45%	2.14%	—	—	2.34%	3.93%
Revolving Credit Facility	—	—	—	2.93%	—	—	2.93%	3.58%
(1)    Excludes net mortgage loan premiums, discounts and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 4 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of March 31, 2021.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, related to our ownership of hotel properties. Most occurrences involving liability are covered by insurance with solvent insurance carriers. We recognize a liability when we believe a loss is probable and reasonably estimable. We currently believe that the ultimate outcome of any such lawsuits and proceedings will not, individually or in the aggregate, have a material effect on our consolidated financial position, results of operations, or liquidity.
Item 1A. Risk Factors
None.
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

3.6	Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on November 28, 2018)

3.7	First Amendment to the Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. dated February 19, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

4.1	Indenture, dated August 18, 2020, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.2	Form of 6.375% Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.3	Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.4	Amendment No. 3 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.5	Amendment No. 4 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.6	Amendment No. 2 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.7	Amendment No. 4 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.8	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020

4.9	Amendment No. 3 to Term Loan Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.10	Amendment No. 5 to Term Loan Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.11	Facility Increase Joinder to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, certain subsidiaries of the Company party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

10.1	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.2	Amendment No. 2 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, N.A., as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.3	Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.4	Amendment No. 1 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, PNC Bank, National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.5	Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

May 6, 2021

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)