Form 10-Q
period 2021-06-30
Xenia Hotels & Resorts, Inc.
filed 2021-08-03
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 2, 2021, there were 114,209,134 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2021 and December 31, 2020
(Dollar amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$446,649	$446,855
Buildings and other improvements	2,944,101	2,949,114
Total	$3,390,750	$3,395,969
Less: accumulated depreciation	(892,972)	(827,501)
Net investment properties	$2,497,778	$2,568,468
Cash and cash equivalents	500,337	389,823
Restricted cash and escrows	34,572	38,963
Accounts and rents receivable, net of allowance for doubtful accounts	19,869	8,966
Intangible assets, net of accumulated amortization of $3,687 and $3,183, respectively	5,951	6,456
Other assets	67,700	66,927
Total assets	$3,126,207	$3,079,603
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 4)	$1,494,105	$1,374,480
Accounts payable and accrued expenses	83,439	62,676
Other liabilities	73,569	75,584
Total liabilities	$1,651,113	$1,512,740
Commitments and Contingencies (Note 11)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 114,209,134 and 113,755,513 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$1,142	$1,138
Additional paid in capital	2,089,550	2,080,364
Accumulated other comprehensive loss	(7,644)	(14,425)
Accumulated distributions in excess of net earnings	(611,391)	(513,002)
Total Company stockholders' equity	$1,471,657	$1,554,075
Non-controlling interests	3,437	12,788
Total equity	$1,475,094	$1,566,863
Total liabilities and equity	$3,126,207	$3,079,603
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rooms revenues	$95,195	$6,956	$150,841	$131,470
Food and beverage revenues	40,143	2,097	61,735	75,825
Other revenues	16,636	5,772	27,250	22,881
Total revenues	$151,974	$14,825	$239,826	$230,176
Expenses:
Rooms expenses	22,388	7,116	37,925	42,191
Food and beverage expenses	28,592	7,749	46,770	60,722
Other direct expenses	4,736	1,507	7,934	6,900
Other indirect expenses	44,047	26,718	81,374	96,807
Management and franchise fees	6,140	(161)	8,984	7,169
Total hotel operating expenses	$105,903	$42,929	$182,987	$213,789
Depreciation and amortization	33,008	37,263	66,205	74,353
Real estate taxes, personal property taxes and insurance	10,997	13,097	21,537	26,772
Ground lease expense	379	372	782	1,126
General and administrative expenses	8,096	9,829	15,018	17,980
Gain on business interruption insurance	—	—	(1,116)	—
Acquisition, terminated transaction and pre-opening expenses	—	848	—	848
Impairment and other losses	12,313	3,735	12,313	20,102
Total expenses	$170,696	$108,073	$297,726	$354,970
Operating loss	$(18,722)	$(93,248)	$(57,900)	$(124,794)
Other (expense) income	(2,805)	2,242	(2,689)	2,369
Interest expense	(19,691)	(13,571)	(38,441)	(26,595)
Loss on extinguishment of debt	(1,356)	—	(1,356)	—
Net loss before income taxes	$(42,574)	$(104,577)	$(100,386)	$(149,020)
Income tax (expense) benefit	(169)	3,090	(334)	10,402
Net loss	$(42,743)	$(101,487)	$(100,720)	$(138,618)
Net loss attributable to non-controlling interests (Note 1)	705	2,362	2,331	3,354
Net loss attributable to common stockholders	$(42,038)	$(99,125)	$(98,389)	$(135,264)

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss, Continued
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted loss per share
Net loss per share available to common stockholders - basic and diluted	$(0.36)	$(0.88)	$(0.86)	$(1.20)
Weighted-average number of common shares (basic and diluted)	113,806,186	113,498,689	113,793,419	113,242,786

Comprehensive Loss:
Net loss	$(42,743)	$(101,487)	$(100,720)	$(138,618)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	2,449	(1,679)	2,553	(18,800)
Reclassification adjustment for amounts recognized in net loss (interest expense)	2,070	2,261	4,400	2,671
	$(38,224)	$(100,905)	$(93,767)	$(154,747)
Comprehensive loss attributable to non-controlling interests (Note 1)	601	2,348	2,159	3,825
Comprehensive loss attributable to the Company	$(37,623)	$(98,557)	$(91,608)	$(150,922)
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at March 31, 2021	113,804,074	$1,138	$2,081,091	$(12,059)	$(569,353)	$12,870	$1,513,687
Net loss	—	—	—	—	(42,038)	(705)	(42,743)
Share-based compensation	5,138	—	870	—	—	2,849	3,719
Redemption of Operating Partnership Units	399,922	4	7,589	—	—	(11,681)	(4,088)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,393	—	56	2,449
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,022	—	48	2,070
Balance at June 30, 2021	114,209,134	$1,142	$2,089,550	$(7,644)	$(611,391)	$3,437	$1,475,094

Balance at March 31, 2020	113,424,190	$1,135	$2,075,039	$(20,822)	$(385,882)	$11,223	$1,680,693
Net loss	—	—	—	—	(99,125)	(2,362)	(101,487)
Dividends, vesting event	—	—	—	—	12	—	12
Share-based compensation	43,274	—	1,193	—	—	3,321	4,514
Shares redeemed to satisfy tax withholding on vested share-based compensation	(10,538)	—	(90)	—	—	—	(90)
Redemption of Operating Partnership Units	273,790	3	3,139	—	—	(3,142)	—
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(1,639)	—	(40)	(1,679)
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,207	—	54	2,261
Balance at June 30, 2020	113,730,716	$1,138	$2,079,281	$(20,254)	$(484,995)	$9,054	$1,584,224
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2020	113,755,513	$1,138	$2,080,364	$(14,425)	$(513,002)	$12,788	$1,566,863
Net loss	—	—	—	—	(98,389)	(2,331)	(100,720)
Share-based compensation	72,692	—	1,915	—	—	4,489	6,404
Shares redeemed to satisfy tax withholding on vested share-based compensation	(18,993)	—	(318)	—	—	—	(318)
Redemption of Operating Partnership Units	399,922	4	7,589	—	—	(11,681)	(4,088)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,494	—	59	2,553
Reclassification adjustment for amounts recognized in net loss	—	—	—	4,287	—	113	4,400
Balance at June 30, 2021	114,209,134	$1,142	$2,089,550	$(7,644)	$(611,391)	$3,437	$1,475,094

Balance at December 31, 2019	112,670,757	$1,127	$2,060,924	$(4,596)	$(318,434)	$36,137	$1,775,158
Net loss	—	—	—	—	(135,264)	(3,354)	(138,618)
Repurchase of common shares, net	(165,516)	(2)	(2,262)	—	—	—	(2,264)
Dividends, common shares / units ($0.275)	—	—	—	—	(31,297)	(323)	(31,620)
Share-based compensation	141,553	1	2,041	—	—	4,843	6,885
Shares redeemed to satisfy tax withholding on vested share-based compensation	(38,610)	—	(565)	—	—	—	(565)
Redemption of Operating Partnership Units	1,122,532	12	19,143	—	—	(27,778)	(8,623)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(18,263)	—	(537)	(18,800)
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,605	—	66	2,671
Balance at June 30, 2020	113,730,716	$1,138	$2,079,281	$(20,254)	$(484,995)	$9,054	$1,584,224
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(100,720)	$(138,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	65,670	73,067
Non-cash ground rent and amortization of other intangibles	535	1,364
Amortization of debt premiums, discounts, and financing costs	3,324	1,083
Loss on extinguishment of debt	1,356	—
Impairment and other losses	12,313	20,102
Share-based compensation expense	5,938	6,308
Deferred interest expense	—	1,148
Changes in assets and liabilities:
Accounts and rents receivable	(10,903)	29,223
Other assets	(2,668)	(11,566)
Accounts payable and accrued expenses	22,228	(29,395)
Other liabilities	7,749	(887)
Net cash provided by (used in) operating activities	$4,822	$(48,171)
Cash flows from investing activities:
Capital expenditures	(11,850)	(40,582)
Performance guaranty payments	1,879	—
Net cash used in investing activities	$(9,971)	$(40,582)
Cash flows from financing activities:
Payoffs of mortgage debt	(56,750)	—
Principal payments of mortgage debt	(4,154)	(1,391)
Principal payments on Corporate Credit Facility Term Loans	(150,000)	—
Proceeds from draws on the Revolving Credit Facility	—	340,000
Payments on the Revolving Credit Facility	(163,093)	—
Proceeds from Senior Notes	500,000	—
Payment of loan fees and issuance costs	(10,146)	(3,164)
Redemption of Operating Partnership Units	(4,088)	(8,623)
Repurchase of common shares	—	(2,264)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(443)	(783)
Dividends and dividend equivalents	(54)	(63,162)
Net cash provided by financing activities	$111,272	$260,613
Net increase in cash and cash equivalents and restricted cash	106,123	171,860
Cash and cash equivalents and restricted cash, at beginning of period	428,786	194,946
Cash and cash equivalents and restricted cash, at end of period	$534,909	$366,806

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$500,337	$305,888
Restricted cash	34,572	60,918
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$534,909	$366,806

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$33,399	$24,308
Cash paid for taxes	131	2,155

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$879	$3,406
Accrued loan costs related to amendments	—	451
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 U.S. lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of June 30, 2021, the Company collectively owned 97.7% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.3% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of June 30, 2021 and 2020, the Company owned 35 and 39 lodging properties, respectively.
Impact of COVID-19
In January 2020, confirmed cases of novel coronavirus and related respiratory disease ("COVID-19") started appearing in the United States ("U.S."). By March 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement phased, multi-step policies governing re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows in 2020. As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. As of June 30, 2021, all of the Company's lodging properties were open and operating.
Leisure demand gradually improved during the second half of 2020, a trend that accelerated during the first two quarters of 2021. During the second quarter of 2021, the Company began to see increasing levels of demand for both business transient and group business. Despite this improvement, there is still significant uncertainty around whether this uptick will continue and how long it will take for business travel to return to pre-pandemic levels. The Company may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines, breakthrough cases, and a resurgence of COVID-19, including the Delta variant or other variants, which has increased in prevalence resulting in the reimplementation of indoor mask mandates in some regions of the U.S.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2021. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of actual operating results for the entire year.

Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassifications
Certain prior year amounts in these condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the three and six months ended June 30, 2021.
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
Risks and Uncertainties
As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. As of June 30, 2021, all of the Company's hotels were open and operating. The Company's portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which may have limited operations or may not be able to operate during the recovery in order to comply with implemented safety measures, ongoing or reimplemented restrictions and to accommodate reduced levels of demand. The Company continues to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities and additional actions may be taken or required based on their recommendations and regulations in place. Under these circumstances, there may be developments that require further adjustments to operations.
The Company cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to suspend operations or impose additional restrictions due to a resurgence of COVID-19 cases, including the Delta variant and other variants. The Company expects that recovery in the lodging industry, particularly with respect to business transient and group business, will continue to lag behind the recovery of other industries and factors such as public health (including a significant increase in new variant strains of COVID-19 cases), availability and effectiveness of COVID-19 vaccines and therapeutics, the level of acceptance of the vaccine by the general population and the economic and geopolitical environments may impact the timing, extent and pace of such recovery. Additionally, the effects of the pandemic could materially and adversely affect the Company's ability to consummate acquisitions and dispositions of hotel properties in the near term as well as cause scale backs or delays in planned renovations and other projects.
The Company cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on its business, operating margins, results of operations, cash flows, financial condition, the market price of its common stock, its ability to make distributions to its shareholders, its access to equity and credit markets or its ability to service its indebtedness. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to achieving the appropriate balance between hotel staffing levels and demand.
For the six months ended June 30, 2021, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona, and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. For the six months ended June 30, 2020, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. To the extent adverse changes continue in these markets, or the industry sectors that operate in these markets, our business and operating results could continue to be negatively impacted.
Consolidation
The Company evaluates its investments in partially owned entities to determine whether such entities may be a variable interest entity ("VIE") or voting interest entity. If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the entity has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or the entity is not a VIE and over which the Company does not have effective control but can exercise influence over the entity with respect to its operations and major decisions.
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
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished.
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
In June 2021, the Company concluded that it intends to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia and began marketing the property. Based on multiple bids from qualified buyers and ongoing price discussions, the Company expects the hotel will be sold for a price that is less than its net book value. As a result, an impairment loss of approximately $12.3 million was recorded for the three and six months ended June 30, 2021 which is included in impairment and other losses on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
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
As of June 30, 2021 and December 31, 2020, the Company had goodwill of $4.9 million associated with one property, which is included in intangible assets, net of accumulated amortization on the condensed consolidated balance sheets for the periods then ended. During the three and six months ended June 30, 2021, no impairment of goodwill was recorded. During the three months ended June 30, 2020, the Company determined the carrying value of goodwill related to Bohemian Hotel Savannah Riverfront, Autograph Collection, was in excess of its fair value and therefore recorded an impairment charge of $3.7 million. During the six months ended June 30, 2020, the Company determined the carrying value of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their fair values and therefore recorded an impairment of $20.1 million. Refer to Note 6 for further information.
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
Insurance Recoveries
At times, the Company may be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as gain. During the six months ended June 30, 2021, the Company recognized $1.1 million in business interruption insurance proceeds for a portion of lost revenues associated with cancellations occurring in 2020 related to the COVID-19 pandemic. These amounts are included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
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
Deferred financing costs related to the revolving credit facility were $7.8 million and $7.2 million at June 30, 2021 and December 31, 2020, respectively, offset by accumulated amortization of $4.7 million and $3.2 million, respectively. Deferred financing costs related to all other debt were $27.5 million and $20.1 million at June 30, 2021 and December 31, 2020, respectfully, offset by accumulated amortization of $5.2 million and $5.1 million, respectively.
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board issued Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
3. Revenues
The following represents total revenue disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2021	June 30, 2021
Orlando, FL	$21,005	$32,962
Phoenix, AZ	18,171	32,426
Houston, TX	17,005	27,522
San Diego, CA	14,611	19,874
Denver, CO	9,328	15,140
Atlanta, GA	8,561	13,993
Florida Keys	7,043	13,137
Dallas, TX	7,675	11,442
Savannah, GA	6,121	9,693
Washington, DC-MD-VA	6,055	9,409
Other	36,399	54,228
Total	$151,974	$239,826

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2020	June 30, 2020
Orlando, FL	$670	$30,864
Phoenix, AZ	2,989	27,095
Houston, TX	838	22,102
Dallas, TX	258	15,795
Atlanta, GA	1,259	14,568
San Francisco/San Mateo, CA	364	13,990
San Diego, CA	1,182	11,823
San Jose-Santa Cruz, CA	474	10,067
Denver, CO	263	9,948
Washington, DC-MD-VA	523	7,552
Other	6,005	66,372
Total	$14,825	$230,176
4. Debt
Debt as of June 30, 2021 and December 31, 2020 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	June 30, 2021		December 31, 2020
Mortgage Loans
Kimpton Hotel Palomar Philadelphia	Fixed (2)	4.14%		1/13/2023	$—	(3)	$57,660
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed (4)	3.93%		8/14/2024	100,000		100,000
Andaz Napa	Fixed (5)	2.79%		9/13/2024	56,000		56,000
The Ritz-Carlton, Pentagon City	Fixed (6)	4.95%		1/31/2025	65,000		65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	57,333		57,857
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	113,042		115,762
Total Mortgage Loans		4.23%	(7)		$391,375		$452,279
Corporate Credit Facilities
Corporate Credit Facility Term Loan $150M	Fixed (8)	3.77%		8/21/2023	$—	(3)	$150,000
Corporate Credit Facility Term Loan $125M	Fixed (9)	3.92%		9/13/2024	125,000		125,000
Revolving Credit Facility (10)	Variable	2.93%		2/28/2024	—	(3)	163,093
Total Corporate Credit Facilities					$125,000		$438,093
2020 Senior Notes $500M	Fixed	6.38%		8/15/2025	500,000		500,000
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000		—
Loan premiums, discounts and unamortized deferred financing costs, net (11)					(22,270)		(15,892)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.12%	(7)		$1,494,105		$1,374,480
(1)The rates shown represent the annual interest rates as of June 30, 2021. The variable index for mortgage loans is one-month LIBOR and the variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which is applicable for the value of all corporate credit facilities not subject to an interest rate hedge.
(2)The Company entered into an interest rate swap agreement to fix the interest rate of this variable rate mortgage loan for the entire term of the loan. This mortgage loan was repaid in May 2021. The interest rate swap associated with this loan was terminated in connection with the repayment.
(3)In May 2021, the Company repaid the outstanding balance of the respective mortgage loan, the corporate credit facility term loan due to mature in August 2023 and the revolving credit facility with cash on hand and proceeds from the 2021 Senior Notes.
(4)A variable interest loan for which the interest rate has been fixed through October 2022, after which the rate reverts to variable.

(5)A variable interest loan for which the interest rate has been fixed on $25 million of the balance through October 2022, after which the rate reverts to variable.
(6)A variable interest loan for which the interest rate has been fixed through January 2023.
(7)Represents the weighted-average interest rate as of June 30, 2021.
(8)A variable interest loan for which LIBOR was previously fixed for $125 million of the balance through October 2022. The spread to LIBOR varied, as it was determined by the Company's leverage ratio.
(9)A variable interest loan for which LIBOR has been fixed through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the covenant waiver period.
(10)Commitments under the revolving credit facility total $523 million through February 2022, after which the total commitments will decrease to $450 million through maturity in February 2024.
(11)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Of the total outstanding debt at June 30, 2021, none of the mortgage loans were recourse to the Company. As of June 30, 2021, the Company was not in compliance with its debt covenants for three of its mortgage loans, which resulted in an event of default for each mortgage loan. In July 2021, the Company amended the terms of these mortgage loans to waive each event of default as of June 30, 2021 and to adjust covenant calculations for five quarters following the waiver. The Company was also not in compliance with its debt covenants on two other mortgage loans which did not result in events of default but allows the respective lenders the option to initiate a cash sweep until covenant compliance is achieved for a period of time specified in the respective loan agreements. The cash sweeps permit the lenders to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance.
The mortgage loan agreements require contributions to be made to furniture, fixtures and equipment replacement reserves, however, this requirement was temporarily waived and the Company currently has the ability to utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and a requirement to replenish any funds used.
Corporate Credit Facilities
Certain financial covenants related to our amended corporate credit facilities have been suspended until the date that financial statements are required to be delivered thereunder for the fiscal quarter ending June 30, 2022 (such period, unless earlier terminated by the Operating Partnership in accordance with the terms of the corporate credit facilities, the "covenant waiver period") and once quarterly testing resumes, certain financial covenants have been modified through the first quarter in 2023. In addition, the amended corporate credit facilities have certain restrictions and covenants which are applicable during the covenant waiver period, including (i) mandatory prepayment requirements, (ii) affirmative covenants related to the pledge of equity of certain subsidiaries and (iii) negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A minimum liquidity covenant also applies during the covenant waiver period.
In May 2021, in connection with the closing of the 2021 Senior Notes, the Company effectuated additional amendments to our revolving credit facility and our one remaining corporate credit facility term loan. These additional amendments, among other things, (i) extended the covenant waiver period under the corporate credit facilities as provided above, (ii) increased the minimum liquidity covenant during the covenant waiver period from $100 million to $150 million and eliminate the minimum liquidity covenant after the covenant waiver period ends, (iii) adjusted the mandatory prepayment requirements under the corporate credit facilities to limit the requirement to repay loans using net proceeds of certain asset sales and debt or equity issuances solely to the Operating Partnership’s revolving credit facility and (iv) increased the ability for the Operating Partnership to acquire properties and increased capacity for capital expenditures during the covenant waiver period under the corporate credit facilities.
As of June 30, 2021, there was no outstanding balance on the revolving credit facility. During the three and six months ended June 30, 2021, the Company incurred unused commitment fees of approximately $0.3 million and $0.6 million and interest expense of $0.7 million and $1.9 million, respectively. During the three and six months ended June 30, 2020, the Company incurred unused commitment fees of approximately $0 million and $0.2 million, respectively, and interest expense of $2.8 million and $4.4 million, respectively.

Senior Notes
The Operating Partnership issued $500 million of 6.375% Senior Notes (the "2020 Senior Notes") during the year ended December 31, 2020. The 2020 Senior Notes contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, the 2020 Senior Notes indenture requires the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
In May 2021, the Operating Partnership issued $500 million of 4.875% Senior Notes due in 2029 at a price equal to 100% of face value (the "2021 Senior Notes") and used the net proceeds to repay in full the borrowings under our revolving credit facility and prepay in full our corporate credit facility term loan maturing in August 2023. The Company intends to use the remaining net proceeds from the offering of the 2021 Senior Notes for general corporate purposes.
Similar to the 2020 Senior Notes, the 2021 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries that incur or guarantee any indebtedness under the Company’s corporate credit facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness (each, a “subsidiary guarantor” and together with the Company, the “guarantors”). The 2021 Senior Notes are initially secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests (the “collateral”) of a material portion of the Operating Partnership’s subsidiaries, and any proceeds of such equity interests, which collateral also secures obligations under the corporate credit facilities on a first priority basis. The collateral securing the 2021 Senior Notes will be released in full if the Operating Partnership achieves compliance with certain financial covenant requirements under the corporate credit facilities, after which the 2021 Senior Notes will be unsecured, which is expected to occur prior to the maturity of the 2021 Senior Notes.
The 2021 Senior Notes contain customary covenants that limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, the 2021 Senior Notes indenture requires the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
The Operating Partnership may redeem the 2021 Senior Notes at any time prior to June 1, 2024, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole premium. The Operating Partnership may redeem the 2021 Senior Notes at any time on or after June 1, 2024, in whole or in part, at a redemption price equal to (i) 102.438% of the principal amount thereof, should such redemption occur before June 1, 2025, (ii) 101.219% of the principal amount thereof, should such redemption occur before June 1, 2026, and (iii) 100.000% of the principal amount thereof, should such redemption occur on or after June 1, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In addition, at any time prior to June 1, 2024, the Operating Partnership may redeem up to 40% of the original principal amount of the 2021 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price of 104.875% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2021 Senior Notes remains outstanding immediately after the occurrence of such redemption. Under certain circumstances, until 120 days after the issue date, the Operating Partnership may redeem in the aggregate up to 35% of the original aggregate principal amount of the 2021 Senior Notes with the net cash proceeds of certain support received by the Operating Partnership or any of its subsidiaries from a government authority in connection with the COVID-19 global pandemic at a redemption price of 102.4375% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the 2021 Senior Notes remain outstanding immediately after such redemption.

Debt Outstanding
Total debt outstanding as of June 30, 2021 and December 31, 2020 was $1,516 million and $1,390 million, respectively, and had a weighted-average interest rate of 5.12% and 4.78% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2021	Weighted- average interest rate
2021	$1,839	4.43%
2022	4,653	4.32%
2023	5,537	4.28%
2024	280,070	3.71%
2025	568,512	6.20%
Thereafter	655,764	4.81%
Total Debt	$1,516,375	5.12%
Revolving Credit Facility (matures in 2024)	—	2.93%
Loan premiums, discounts and unamortized deferred financing costs, net	(22,270)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,494,105	5.12%
As a result of the loan amendments and issuance of the 2021 Senior Notes during the three and six months ended June 30, 2021, the Company capitalized $10.1 million of deferred financing costs.
In connection with the repayment of one mortgage loan and the corporate credit facility term loan maturing August 2023 during the three and six months ended June 30, 2021, the Company wrote off the related unamortized deferred financing costs of $1.4 million, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
5. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of June 30, 2021, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive loss. Amounts reported in accumulated other comprehensive loss related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt. During the three and six months ended June 30, 2021, the Company terminated four interest rate swaps prior to their maturity and incurred swap termination costs of $2.8 million which is included in other income (expense) on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
Derivative instruments held by the Company with the right of offset in a net liability position were included in other liabilities on the condensed consolidated balance sheets.

The following table summarizes the terms of the derivative financial instruments held by the Company as of June 30, 2021 and December 31, 2020, respectively (in thousands):

						June 30, 2021		December 31, 2020
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	1.83%	1-Month LIBOR + 2.10%	1/15/2016	10/22/2022	$50,000	$(1,102)	$50,000	$(1,521)
Mortgage Debt	Swap	1.83%	1-Month LIBOR + 2.10%	1/15/2016	10/22/2022	25,000	(551)	25,000	(761)
Mortgage Debt	Swap	1.84%	1-Month LIBOR + 2.10%	1/15/2016	10/22/2022	25,000	(553)	25,000	(764)
Mortgage Debt	Swap	1.83%	1-Month LIBOR + 1.90%	1/15/2016	10/22/2022	25,000	(552)	25,000	(762)
Mortgage Debt (1)	Swap	1.54%	1-Month LIBOR + 2.60%	1/13/2016	1/13/2023	—	—	57,000	(1,569)
Mortgage Debt (1)	Swap	1.80%	1-Month LIBOR + 1.90%	3/1/2017	1/3/2022	—	—	51,000	(859)
Mortgage Debt (1)	Swap	1.80%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	—	—	45,000	(758)
Mortgage Debt (1)	Swap	1.81%	1-Month LIBOR + 2.10%	3/1/2017	1/3/2022	—	—	45,000	(765)
$125M Term Loan	Swap	1.91%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	40,000	(853)	40,000	(1,201)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	40,000	(854)	40,000	(1,202)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	25,000	(535)	25,000	(753)
$125M Term Loan	Swap	1.92%	1-Month LIBOR + 2.00%	10/13/2017	9/13/2022	20,000	(427)	20,000	(601)
Mortgage Debt	Swap	2.80%	1-Month LIBOR + 2.10%	6/1/2018	2/1/2023	24,000	(990)	24,000	(1,302)
Mortgage Debt	Swap	2.89%	1-Month LIBOR + 2.10%	1/17/2019	2/1/2023	41,000	(1,749)	41,000	(2,301)
						$315,000	$(8,166)	$513,000	$(15,119)
(1)    In May 2021, the associated interest rate swaps were terminated in connection with the full repayment of one mortgage loan and the $150 million corporate credit facility term loan.

The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Loss:
Gain (loss) recognized in other comprehensive loss	Unrealized gain (loss) on interest rate derivative instruments	$2,449	$(1,679)	$2,553	$(18,800)
Gain reclassified from accumulated other comprehensive loss to net loss	Reclassification adjustment for amounts recognized in net loss	$2,070	$2,261	$4,400	$2,671
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$19,691	$13,571	$38,441	$26,595
Realized loss on termination of derivative instruments	Other (expense) income	$(2,779)	$—	$(2,779)	$—
The Company expects approximately $6.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
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

For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair values are included in the condensed consolidated balance sheets as of as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement Date
	June 30, 2021		December 31, 2020
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Liabilities
Interest rate swap liabilities(1)	$(8,166)	$—	$(15,119)	$—

Nonrecurring measurements
Net investment properties
Marriott Charleston Town Center	$5,000	$—	$—	$—
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
Non-Recurring Measurements
Investment Properties
In June 2021, the Company concluded that it intends to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia and began marketing the property. Based on multiple bids from qualified buyers and ongoing price discussions, the Company expects the hotel will be sold for a price that is less than its net book value. As a result, an impairment loss of approximately $12.3 million was recorded for the three and six months ended June 30, 2021 which is included in impairment and other losses on the condensed consolidated statements of operations and comprehensive loss for the periods then ended. The estimated fair market value of $5.0 million was determined based on the range of qualified bids received and ongoing price discussions with potential buyers.
Goodwill
The below table shows the goodwill balances as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Goodwill	$34,352	$34,352
Cumulative goodwill impairment losses	(29,502)	(29,502)
Carrying value of goodwill	$4,850	$4,850
As of March 31, 2020, as a result of the existing market weakness due to new supply in Savannah, Georgia and the material adverse impact the COVID-19 pandemic had on the lodging industry and on our portfolio, the Company performed a single-step analysis to identify and measure impairment for three of our hotels with goodwill, including Andaz Napa, Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. Management determined the fair value of the hotels and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, a terminal capitalization rate, and an applied discount rate. Based on the fair value determinations made by management, the Company identified and recorded goodwill impairments of $6.1 million related to Andaz Savannah and $10.3 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection.
At June 30, 2020, the Company identified additional goodwill impairment related to Bohemian Hotel Savannah Riverfront, Autograph Collection, attributed to the ongoing effect of the pandemic coupled with changes in the supply and demand dynamics in the Savannah, Georgia market since the acquisition of the hotel in 2012. As a result, the Company impaired the remaining $3.7 million of goodwill related to this hotel.
The goodwill impairment charges for the three and six months ended June 30, 2020 totaling $3.7 million and $20.1 million, respectively, are included in impairment and other losses on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Corporate Credit Facility Term Loans	$516,375	$501,178	$727,279	$706,453
Senior Notes	1,000,000	1,066,844	500,000	539,901
Revolving Credit Facility	—	—	163,093	161,339
Total	$1,516,375	$1,568,022	$1,390,372	$1,407,693
The Company estimated the fair value of its mortgages payable using a weighted-average effective interest rate of 5.17% and 4.80% per annum as of June 30, 2021 and December 31, 2020, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
7. Income Taxes
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2021 using an estimated federal and state combined effective tax rate of 9.82% and recognized an income tax expense of $0.2 million and $0.3 million, respectively. The income tax expense for the three and six months ended June 30, 2021 was primarily attributed to state taxes levied on gross receipts.
The Company estimated the TRS income tax benefit for the three and six months ended June 30, 2020 using an estimated federal and state combined effective tax rate of 10.42% and recognized an income tax benefit of $3.1 million and $10.4 million, respectively. The income tax benefit for three and six months ended June 30, 2020 was primarily attributed to the net operating loss carryback opportunity allowed for under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into U.S. law in March 2020.
8. Stockholders' Equity
Common Stock
The Company maintains an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2021 and 2020.
In May 2021, the Company amended the ATM Agreement to increase its size. As a result, the Company had $200 million available for sale under the ATM Agreement as of June 30, 2021. The terms of the amended revolving credit facility impose restrictions on the use of proceeds raised from equity issuances.
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
No shares were purchased as part of the Repurchase Program during the six months ended June 30, 2021. During the six months ended June 30, 2020, 165,516 shares were repurchased under the Repurchase Program at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. As of June 30, 2021, the Company had approximately $94.7 million remaining under its share repurchase authorization. We are prohibited under the terms of the amended corporate credit facilities from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.
Distributions
The Company has suspended its quarterly dividend in order to preserve liquidity and did not declare any dividends during the six months ended June 30, 2021. Our ability to make distributions is currently limited by the provisions of our amended corporate credit facilities. The Company will evaluate if and when to resume paying dividends in the future based on business and economic conditions and the requirement to distribute 90% of REIT taxable income in order to remain qualified as a REIT.
The Company declared the following dividend during the six months ended June 30, 2020:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2020	March 31, 2020	April 15, 2020
Non-Controlling Interest of Common Units in Operating Partnership
During the three months ended June 30, 2021, 615,266 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 615,266 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 399,922 Common Units were redeemed for common stock and 215,344 Common Units were redeemed for cash totaling $4.1 million.
During the three months ended March 31, 2020, 1,305,759 vested LTIP Units were converted into common limited partnership units in the Operating Partnership on a one-for-one basis and subsequently all 1,305,759 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 848,742 Common Units were redeemed for common stock and 457,017 Common Units were redeemed for cash totaling $8.6 million. During the three months ended June 30, 2020, 273,790 vested LTIP Units were converted into Common Units on a one-for-one basis and subsequently all 273,790 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, all 273,790 Common Units were redeemed for common stock.
As of June 30, 2021, the Operating Partnership had 2,713,209 LTIP Units outstanding, representing a 2.3% partnership interest held by the limited partners. Of the 2,713,209 LTIP Units outstanding at June 30, 2021, 507,761 units had vested and had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.

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
The following table reconciles net loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(42,038)	$(99,125)	$(98,389)	$(135,264)
Dividends paid on unvested share-based compensation	—	—	—	(150)
Net loss available to common stockholders	$(42,038)	$(99,125)	$(98,389)	$(135,414)

Denominator:
Weighted-average shares outstanding - Basic	113,806,186	113,498,689	113,793,419	113,242,786
Effect of dilutive share-based compensation(1)	—	—	—	—
Weighted-average shares outstanding - Diluted	113,806,186	113,498,689	113,793,419	113,242,786

Basic and diluted loss per share:
Net loss per share available to common stockholders - basic and diluted	$(0.36)	$(0.88)	$(0.86)	$(1.20)
(1)During the three and six months ended June 30, 2021, the Company excluded 564,745 and 555,468 anti-dilutive shares from its calculation of diluted earnings per share, respectively. During the three and six months ended June 30, 2020, the Company excluded 188,950 and 258,223 anti-dilutive shares from its calculation of diluted earnings per share, respectively.

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
In May 2021, with the addition of one non-employee director to the Company's Board of Directors, and pursuant to the Company's Director Compensation Program, 5,138 fully vested shares of common stock were granted which had a grant date fair value of $19.09 per share.
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
In May 2021, pursuant to the Company's Director Compensation Program, the Company approved the issuance of 36,848 fully vested LTIP Units to seven of its non-employee directors which had a grant date fair value of $19.00 per unit.

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of June 30, 2021:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2020	387,739	1,494,458	1,882,197
Granted	106,747	833,915	940,662
Vested(2)	(72,692)	(122,925)	(195,617)
Forfeited	(4,291)	—	(4,291)
Unvested as of June 30, 2021	417,503	2,205,448	2,622,951
Weighted-average fair value of unvested shares/units	$14.49	$11.00	$11.56
(1)     Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)     During the six months ended June 30, 2021, 18,993 shares of common stock were withheld by the Company upon the settlement of the applicable awards in order to satisfy minimum tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan.

The grant date fair values of the vested common stock, time-based Restricted Stock Units, time-based LTIP Units and vested LTIP Units were determined based on the closing price of the Company’s common stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair values of performance-based awards are determined based on a Monte Carlo simulation method with the following assumptions and compensation expense is recognized on a straight-line basis over the performance period:

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
For the three and six months ended June 30, 2021, the Company recognized approximately $2.8 million and $5.1 million, respectively, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, for the three and six months ended June 30, 2021, the Company recognized $0.8 million of share-based compensation expense related to the non-employee Board of Directors and capitalized approximately $0.1 million and $0.5 million related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. As of June 30, 2021, there was $17.3 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.96 additional years.

For the three and six months ended June 30, 2020, the Company recognized approximately $3.6 million and $5.6 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, for the three and six months ended June 30, 2020, the Company recognized $0.7 million of share-based compensation expense related to grants to the Board of Directors and capitalized approximately $0.2 million and $0.6 million related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. In addition, share-based compensation for the three and six months ended June 30, 2020 included $1.6 million and $1.9 million of accelerated share-based compensation associated with reductions in corporate personnel as a result of the impact of the COVID-19 pandemic.
11. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the six months ended June 30, 2021 (dollar amounts in thousands):

June 30, 2021
Weighted-average remaining lease term, including reasonably certain extension options(1)	23 years
Weighted-average discount rate	5.79%

ROU asset(2)	$22,161
Lease liability(3)	$23,520

Operating lease rent expense	$1,107
Variable lease costs	1,370
Total rent and variable lease costs	$2,477
(1)The weighted-average remaining lease term including all available extension options is approximately 59 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of June 30, 2021.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2021.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of June 30, 2021 (in thousands):

Year Ending December 31, 2021
2021 (excluding the six months ended June 30, 2021)	$1,129
2022	2,273
2023	2,287
2024	2,302
2025	2,317
Thereafter	34,926
Total undiscounted lease payments	$45,234
Less imputed interest	(21,714)
Lease liability(1)	$23,520
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2021.

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
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans and may be required to be replenished.
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
For the three and six months ended June 30, 2021, the Company incurred management and franchise fee expenses of $6.1 million and $9.0 million, respectively, and the three and six months ended June 30, 2020 received management and franchise fee credits of $0.2 million and incurred expenses of $7.2 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2021 and December 31, 2020, the Company had a balance of $25.3 million and $25.9 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of June 30, 2021, the Company had used $13.5 million of the furniture, fixture and equipment replacement reserves for working capital purposes, of which $11.6 million remains subject to replenishment requirements.

Renovation and Construction Commitments
As of June 30, 2021, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of June 30, 2021 totaled $3.1 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, anticipated timing to close a pending transaction, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, capital expenditures and the timing of renovations, status of transactions and escrow deposits, and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2021, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel, transient and group business, and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any resurgence of the disease or its variants, including limiting or banning travel and implementation of social distancing requirements; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any resurgence of the disease or its variants, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the broad distribution of COVID-19 vaccines and wide acceptance by the general population of such vaccines; the effectiveness of the vaccines; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic including labor shortages; the pace of recovery following the COVID-19 pandemic or any resurgence of the disease or its variants; COVID-19 may cause us to incur additional expenses (for example, depending on the length of furloughs for employees at our hotels, we may be required to make severance payments to some of the hotels furloughed employees); our ability to successfully negotiate amendments and covenant waivers under our indebtedness; our ability to comply with covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities, including inflation; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on top 25 U.S. lodging markets as well as key leisure destinations in the United States. As of June 30, 2021, we owned 35 hotels, comprising 10,011 rooms, across 15 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton, and The Kessler Collection.
Impact of COVID-19 on our Business
In January 2020, confirmed cases of novel coronavirus and related respiratory disease ("COVID-19") started appearing in the United States ("U.S."). By March 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement phased, multi-step policies governing re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows in 2020. As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. As of June 30, 2021, all of the Company's lodging properties were open and operating.
Leisure demand gradually improved during the second half of 2020, a trend that accelerated during the first two quarters of 2021. During the second quarter of 2021, the Company began to see increasing levels of demand for both business transient and group business. Despite this improvement, there is still significant uncertainty around whether this uptick will continue and how long it will take for business travel to return to pre-pandemic levels. The Company may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines, breakthrough cases, and a resurgence of COVID-19, including the Delta variant or other variants, which has increased in prevalence resulting in the reimplementation of indoor mask mandates in some regions of the U.S.
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

We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases, including the Delta variant and other variants of the virus. Additionally, the effects of the pandemic could materially and adversely affect our ability to consummate acquisitions and dispositions of hotel properties in the near term as well as to cause us to scale back or delay planned renovations and other projects. We cannot predict the full extent and duration of the effects of the COVID-19 pandemic on our business, operating margins, results of operations, cash flows, financial condition, the market price of our common stock, our ability to make distributions to our shareholders, our access to equity and credit markets and our ability to service our indebtedness.
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
Results of Operations
Lodging Industry Overview
The impact of COVID-19 on the global and U.S. economy and the travel industry in particular has been significant and unprecedented, causing a severe impact to our operations beginning late in the first quarter of 2020 and continuing through the second quarter of 2021. The improvements in occupancy and revenues experienced by the industry late in the first quarter of 2021 accelerated in the second quarter largely driven by leisure transient demand along with an uptick in business transient and group demand. There has also been an increase in prospects and bookings for group business for later in 2021 and in 2022.
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 6.5% during the second quarter of 2021, according to the U.S. Department of Commerce, continuing the annual rate growth trend from the third and fourth quarters of 2020 of 33.1% and 4.3% and from the first quarter of 2021 of 6.3%, respectively. The increase during the second quarter reflected increases in personal consumption expenditures, nonresidential fixed investment, exports, and state and local government spending that were partially offset by decreases in private inventory investment, residential fixed investment, and federal government spending. In addition, the unemployment rate held steady at 5.9% in June 2021 from 6.0% in March 2021. The unemployment rate has declined considerably from the April 2020 high of 14.7% but remains well above the 3.5% rate in February 2020 prior to the pandemic.

The U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the U.S. economy which is largely due to the persistence of the COVID-19 pandemic, recent increases in cases of the Delta variant, continued and reinstated governmental restrictions on travel and large gatherings, and sentiment towards business and leisure travel as a result of the pandemic. Additionally, we expect it will take longer for the lodging industry to return to pre-pandemic levels than it will for the broader economy and many other industries. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to achieving the appropriate balance between hotel staffing levels and demand as business at our hotels increases.
Demand increased 106.2% and 31.3%, respectively, during the three and six months ended June 30, 2021. New hotel supply increased by 13.4% and 5.2%, respectively, during the three and six months ended June 30, 2021. The significant increase in demand led to increases in industry RevPAR of 160.4% and 27.4% for the three and six months ended June 30, 2021 compared to 2020, which was driven by an increase in occupancy of 81.9% and 24.9% coupled with a 43.2% and 2.0% increase in ADR, respectively. All U.S. data for the three and six months ended June 30, 2021 are per industry reports.
Second Quarter 2021 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 1,436.8% and 29.6% to $104.50 and $83.25 for the three and six months ended June 30, 2021, compared to $6.80 and $64.24 for the three and six months ended June 30, 2020, respectively. The increase in our total portfolio RevPAR for the three and six months ended June 30, 2021 compared to the same period in 2020 was driven primarily by a significant increase in leisure transient business beginning late in the first quarter and accelerating into the second quarter. We also started to see improvement in business transient bookings during the second quarter. The following table sets forth certain operating information for the three and six months ended June 30, 2021:

Total Portfolio Statistics	January 2021	February 2021	March 2021	Three Months Ended March 31, 2021
Occupancy (1)	23.1%	32.4%	42.7%	32.7%
Average Daily Rate (1)	$170.41	$183.57	$202.07	$188.68
RevPAR (1)	$39.32	$59.56	$86.19	$61.76

Total Portfolio Statistics	April 2021	May 2021	June 2021	Three Months Ended June 30, 2021
Occupancy (1)	46.0%	47.1%	53.5%	48.8%
Average Daily Rate (1)	$216.03	$215.49	$210.98	$214.03
RevPAR (1)	$99.33	$101.43	$112.82	$104.50
(1)    Includes Hyatt Regency Portland at the Oregon Convention Center which recommenced operations in May 2021 after temporarily suspending operations in March 2020.
Net loss decreased 57.9% for the three months ended June 30, 2021 compared to 2020, which was primarily attributed to an increase in operating income of $73.0 million from our current portfolio of 35 hotels as a result of a recovery from the COVID-19 pandemic, an $8.4 million reduction in loss attributed to four hotels sold during the fourth quarter of 2020 and a $1.7 million reduction in corporate general and administrative expenses attributed to reductions in corporate personnel and legal fees related to loan amendments. These amounts were offset by an $8.6 million increase in impairment loss, a $6.1 million increase in interest expense attributed to a higher weighted-average interest rate offset by a reduction in weighted-average debt outstanding, a $5.0 million reduction in other income, a $3.3 million reduction in income tax benefit, and a $1.4 million increase in loss on extinguishment of debt attributed to the write off of unamortized debt issuance costs associated with the repayment of the corporate credit facility term loan due to mature in 2023 and one mortgage loan.
Net loss decreased 27.3% for the six months ended June 30, 2021 compared to 2020, which was primarily attributed to an increase in operating income of $42.0 million from our current portfolio of 35 hotels as a result of a recovery from the COVID-19 pandemic, a $13.0 million reduction in loss attributed to four hotels sold during the fourth quarter of 2020, a $7.8 million reduction in impairment loss, a $2.9 million reduction in corporate general and administrative expenses attributed to reductions in corporate personnel and legal fees related to loan amendments and a $1.1 million increase attributed to business interruption proceeds. These amounts were offset by an $11.8 million increase in interest expense attributed to a higher weighted-average interest rate and an increase in weighted-average debt outstanding, a $10.7 million reduction in income tax benefit, a $5.0 million reduction in other income and a $1.4 million increase in loss on extinguishment of debt attributed to the write off of unamortized debt issuance costs associated with the repayment of the corporate credit facility term loan due to mature in 2023 and one mortgage loan.

Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2021 increased 160.8% and 215.7%, and 116.5% and 67.1%, respectively, compared to 2020, which was attributable to the extent and timing of the impact of the COVID-19 pandemic on our results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net loss attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2021 and 2020:

					Six Months Ended June 30,
					2021	2020		Change
Number of properties at June 30					35	39		(4)
Number of rooms at June 30					10,011	11,245		(1,234)

Number of hotels open at June 30					35	26		9
Number of rooms in hotels open at June 30					10,011	6,889		3,122

Number of hotels with temporarily suspended operations at June 30					—	13		(13)
Number of rooms in hotels with temporarily suspended operations at June 30					—	4,356		(4,356)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020		Change
Total Portfolio Statistics:
Occupancy (1)	48.8%	3.7%	4,510	bps	40.8%	29.5%	1,130	bps
ADR (1)	$214.03	$182.36	17.4%		$203.92	$218.01		(6.5)%
RevPAR (1)	$104.50	$6.80	1,436.8%		$83.25	$64.24		29.6%
(1)    For hotels disposed of during the period, operating results and statistics are only included through the date of respective disposition. During the three and six months ended June 30, 2021 and 2020 includes hotels that had suspended operations for a portion of or all of the periods presented.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Increase	% Change	2021	2020	Increase / (Decrease)	% Change
Revenues:
Rooms revenues	$95,195	$6,956	$88,239	1,268.5%	$150,841	$131,470	$19,371	14.7%
Food and beverage revenues	40,143	2,097	38,046	1,814.3%	61,735	75,825	(14,090)	(18.6)%
Other revenues	16,636	5,772	10,864	188.2%	27,250	22,881	4,369	19.1%
Total revenues	$151,974	$14,825	$137,149	925.1%	$239,826	$230,176	$9,650	4.2%
Rooms revenues
Rooms revenues increased by $88.2 million, or 1,268.5%, to $95.2 million for the three months ended June 30, 2021 from $7.0 million for the three months ended June 30, 2020 primarily due to a recovery from the COVID-19 pandemic which gained momentum starting late in the first quarter and accelerated in the second quarter of 2021. This increase is net of a reduction of $0.8 million attributed to the sale of Marriott Napa Valley Hotel & Spa and Residence Inn Boston Cambridge in October 2020 and Hotel Commonwealth and Renaissance Austin Hotel in November 2020 (collectively, "the four hotels sold in the fourth quarter of 2020").

Rooms revenues increased by $19.4 million, or 14.7%, to $150.8 million for the six months ended June 30, 2021 from $131.5 million for the six months ended June 30, 2020 primarily due to a recovery from the COVID-19 pandemic. This increase is net of a reduction of $12.1 million attributed to the four hotels sold in the fourth quarter of 2020.
Food and beverage revenues
Food and beverage revenues increased by $38.0 million, or 1,814.3%, to $40.1 million for the three months ended June 30, 2021 from $2.1 million for the three months ended June 30, 2020 primarily due to a recovery from the COVID-19 pandemic. The increase in food and beverage revenues was not materially impacted by the four hotels sold in the fourth quarter of 2020.
Food and beverage revenues decreased by $14.1 million, or 18.6%, to $61.7 million for the six months ended June 30, 2021 from $75.8 million for the six months ended June 30, 2020 primarily due to the extent and timing of the impact of the COVID-19 pandemic. This decrease includes a reduction of $4.7 million in food and beverage revenues attributed to the four hotels sold in the fourth quarter of 2020.
Other revenues
Other revenues increased by $10.9 million, or 188.2%, to $16.6 million for the three months ended June 30, 2021 from $5.8 million for the three months ended June 30, 2020 primarily due to a recovery from the COVID-19 pandemic. This increase is net of reductions of $1.8 million in revenues from cancellations and attrition and $0.1 million attributed to the four hotels sold in the fourth quarter of 2020.
Other revenues increased by $4.4 million, or 19.1%, to $27.3 million for the six months ended June 30, 2021 from $22.9 million for the six months ended June 30, 2020 primarily due to a recovery from the COVID-19 pandemic. This increase is net of reductions of $4.6 million in revenues from cancellations and attrition and $1.1 million attributed to the four hotels sold in the fourth quarter of 2020.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Increase	% Change	2021	2020	Increase / (Decrease)	% Change
Hotel operating expenses:
Rooms expenses	$22,388	$7,116	$15,272	214.6%	$37,925	$42,191	$(4,266)	(10.1)%
Food and beverage expenses	28,592	7,749	20,843	269.0%	46,770	60,722	(13,952)	(23.0)%
Other direct expenses	4,736	1,507	3,229	214.3%	7,934	6,900	1,034	15.0%
Other indirect expenses	44,047	26,718	17,329	64.9%	81,374	96,807	(15,433)	(15.9)%
Management and franchise fees	6,140	(161)	6,301	(3,913.7)%	8,984	7,169	1,815	25.3%
Total hotel operating expenses	$105,903	$42,929	$62,974	146.7%	$182,987	$213,789	$(30,802)	(14.4)%
Total hotel operating expenses
In general, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $63.0 million, or 146.7%, to $105.9 million for the three months ended June 30, 2021 from $42.9 million for the three months ended June 30, 2020 primarily due to the extent and timing of the impact of COVID-19. This increase is net of a reduction of $3.7 million in hotel operating expenses attributed to the four hotels sold in the fourth quarter of 2020.

Despite increases in total revenues, total hotel operating expenses decreased $30.8 million, or 14.4%, to $183.0 million for the six months ended June 30, 2021 from $213.8 million for the six months ended June 30, 2020. The decrease was driven by lower hotel staffing levels throughout our portfolio during the six months ended June 30, 2021 compared to 2020. We, and our third-party hotel managers, continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to achieving the appropriate balance between hotel staffing levels and demand in order to attain attractive operating margins. Further, in the second quarter of 2020, we incurred furlough-related expenses for future healthcare and other commitments made to furloughed employees. Finally, this decrease also includes a reduction of $18.2 million attributed to four hotels sold in the fourth quarter of 2020.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Increase / (Decrease)	% Change	2021	2020	Decrease	% Change
Depreciation and amortization	$33,008	$37,263	$(4,255)	(11.4)%	$66,205	$74,353	$(8,148)	(11.0)%
Real estate taxes, personal property taxes and insurance	10,997	13,097	(2,100)	(16.0)%	21,537	26,772	(5,235)	(19.6)%
Ground lease expense	379	372	7	1.9%	782	1,126	(344)	(30.6)%
General and administrative expenses	8,096	9,829	(1,733)	(17.6)%	15,018	17,980	(2,962)	(16.5)%
Gain on business interruption insurance	—	—	—	—%	(1,116)	—	(1,116)	—%
Acquisition, terminated transaction and pre-opening expenses	—	848	(848)	(100.0)%	—	848	(848)	(100.0)%
Impairment and other losses	12,313	3,735	8,578	229.7%	12,313	20,102	(7,789)	(38.7)
Total corporate and other expenses	$64,793	$65,144	$(351)	(0.5)%	$114,739	$141,181	$(26,442)	(18.7)%
Depreciation and amortization
Depreciation and amortization expense decreased $4.3 million, or 11.4%, and $8.1 million, or 11.0%, to $33.0 million and $66.2 million for the three and six months ended June 30, 2021 from $37.3 million and $74.4 million for the three and six months ended June 30, 2020, respectively. These decreases were primarily attributed to a reduction in depreciation expense related to the four hotels sold in the fourth quarter of 2020 and due to the timing of fully depreciated assets during the comparable periods.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $2.1 million, or 16.0%, and $5.2 million, or 19.6%, to $11.0 million and $21.5 million for the three and six months ended June 30, 2021 from $13.1 million and $26.8 million for the three and six months ended June 30, 2020. The decreases were primarily attributed a reduction in expenses related to the four hotels sold in the fourth quarter of 2020. The decrease for the six months ended June 30, 2021 includes a $1.5 million property tax refund.

Ground lease expense
Ground lease expense decreased $0.3 million, or 30.6%, to $0.8 million from $1.1 million for the six months ended June 30, 2021, which was attributable to a reduction in percentage rent on our ground leases related to decreases in revenues due to the COVID-19 pandemic.
General and administrative expenses
General and administrative expenses decreased $1.7 million, or 17.6%, and $3.0 million, or 16.5%, to $8.1 million and $15.0 million for the three and six months ended June 30, 2021 from $9.8 million and $18.0 million for the three and six months ended June 30, 2020. The decreases were primarily attributed to reductions in corporate personnel, legal fees related to loan amendments and employee retention credits.
Gain on business interruption insurance
Gain on business interruption insurance was $1.1 million for the six months ended June 30, 2021, which was attributed to insurance proceeds for a portion of lost revenue associated with cancellations in 2020 related to the COVID-19 pandemic.
Impairment and other losses
In June 2021, the Company concluded that it intends to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia and began marketing the property. Based on multiple bids from qualified buyers and ongoing price discussions, the Company expects the hotel will be sold for a price that is less than its net book value. As a result, an impairment loss of approximately $12.3 million was recorded for the three and six months ended June 30, 2021.
During the three and six months ended June 30, 2020, the Company recorded goodwill impairment charges of $3.7 million and $20.1 million. The goodwill impairments were directly attributed to existing market weakness due to new supply in the Savannah, Georgia market and the material adverse impact that the COVID-19 pandemic had on the results of operations at each hotel. The fair value was estimated using a ten-year discounted cash flows approach. Based on the fair value estimated by management, the Company recorded an impairment charge, which represented the carrying value in excess of estimated fair value.
Refer to Notes 2 and 6 in the accompanying condensed consolidated financial statements for further discussion.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Increase / (Decrease)	% Change	2021	2020	Increase / (Decrease)	% Change
Non-operating income and expenses:
Other (expense) income	$(2,805)	$2,242	$(5,047)	(225.1)%	(2,689)	2,369	(5,058)	(213.5)%
Interest expense	(19,691)	(13,571)	6,120	45.1%	(38,441)	(26,595)	11,846	44.5%
Loss on extinguishment of debt	(1,356)	—	1,356	—%	(1,356)	—	1,356	—%
Income tax (expense) benefit	(169)	3,090	(3,259)	(105.5)%	(334)	10,402	(10,736)	103.2%
Other income (expense)
Other income decreased $5.0 million, or 225.1%, and $5.1 million, or 213.5%, to an expense of $2.8 million and $2.7 million, for the three and six months ended June 30, 2021 from income of $2.2 million and $2.4 million for the three and six months ended June 30, 2020, respectively. The decrease was attributed to the recognition of $2.8 million of costs associated with the termination of four interest rate hedges for the three and six months ended June 30, 2021 as well a $2.0 million deposit that was released from escrow for a terminated transaction during the three and six months ended June 30, 2020.

Interest expense
Interest expense increased $6.1 million, or 45.1%, and $11.8 million, or 44.5%, to $19.7 million and $38.4 million for the three and six months ended June 30, 2021 from $13.6 million and $26.6 million for the three and six months ended June 30, 2020. The increase is primarily due to an increase in the weighted-average interest rate offset by a decrease in the outstanding debt as of June 30, 2021 compared to 2020. Refer to Note 4 in the accompanying condensed consolidated financial statements for further discussion.
Loss on extinguishment of debt
The loss on extinguishment of debt of $1.4 million for the three and six months ended June 30, 2021 was attributable to the write off of unamortized debt issuance costs upon the early repayment of the corporate credit facility term loan due to mature in August 2023 and one mortgage loan.
Income tax (expense) benefit
Income tax benefit decreased $3.3 million, or 105.5%, and $10.7 million, or 103.2%, to an expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2021 from an income tax benefit of $3.1 million and $10.4 million for the three and six months ended June 30, 2020. The income tax benefit during the three and six months ended June 30, 2020 was primarily attributed to the net operating loss carryback allowed for under the CARES Act.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flow from hotel operations, use of our unencumbered asset base, asset dispositions, borrowings under our revolving credit facility, and proceeds from various capital market transactions, including issuances of debt and equity securities. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs.
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
Liquidity
As of June 30, 2021, we had $500.3 million of consolidated cash and cash equivalents and $34.6 million of restricted cash and escrows. The restricted cash as of June 30, 2021 primarily consisted of $25.3 million related to furniture, fixtures and equipment replacement reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $4.7 million primarily for real estate taxes and mortgage escrows, $3.9 million for disposition-related holdbacks and $0.6 million in deposits made for capital projects.
As of June 30, 2021, there was no outstanding balance on our revolving credit facility and the full $523 million is available to be borrowed. Proceeds from future borrowings may be used for working capital, general corporate or other purposes permitted by the revolving credit agreement (subject to certain additional restrictions during the covenant waiver period).
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of June 30, 2021, the Company had used $13.5 million of the furniture, fixture and equipment replacement reserves for working capital purposes, of which $11.6 million remains subject to replenishment requirements.
In May 2021, the Company amended the ATM Agreement to increase its size. As a result, the Company had $200 million available for sale under the ATM Agreement as of June 30, 2021. The terms of the amended revolving credit facility impose restrictions on the use of proceeds raised from equity issuances.
We remain committed to cash conservation and increasing total shareholder returns through the following priorities: (1) maximize revenue and profits generated by our existing properties and acquired hotels, including the continued focused management of expenses, (2) further enhance the value of our portfolio and produce an attractive current yield, and (3) generate sustainable and predictable cash flow from our operations to distribute to our common stock and unit holders. Future determinations regarding the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements, maintaining our REIT status and other factors that our Board of Directors may deem relevant.
Debt and Loan Covenants
As of June 30, 2021, our outstanding total debt was $1.5 billion and had a weighted-average interest rate of 5.12%.
Mortgage Loans
Our mortgage loan agreements require contributions to be made to furniture, fixtures and equipment replacement reserves, however, this requirement was temporarily waived and we currently have the ability to utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and a requirement to replenish any funds used. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants have been adjusted following the waiver periods.
Corporate Credit Facilities
Certain financial covenants related to our amended corporate credit facilities have been suspended until the date that financial statements are required to be delivered thereunder for the fiscal quarter ending June 30, 2022 (such period, unless earlier terminated by the Operating Partnership in accordance with the terms of the corporate credit facilities, the "covenant waiver period") and once quarterly testing resumes, certain financial covenants have been modified through the first quarter in 2023. In addition, the amended corporate credit facilities have certain restrictions and covenants which are applicable during the covenant waiver period, including (i) mandatory prepayment requirements, (ii) affirmative covenants related to the pledge of equity of certain subsidiaries, and (iii) negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A minimum liquidity covenant also applies during the covenant waiver period.
In May 2021, in connection with the closing of the 2021 Senior Notes, the Company effectuated additional amendments to our revolving credit facility and our one remaining corporate credit facility term loan. These additional amendments, among other things, (i) extended the covenant waiver period under the corporate credit facilities as provided above, (ii) increased the minimum liquidity covenant during the covenant waiver period from $100 million to $150 million and eliminate the minimum liquidity covenant after the covenant waiver period ends, (iii) adjusted the mandatory prepayment requirements under the corporate credit facilities to limit the requirement to repay loans using net proceeds of certain asset sales and debt or equity issuances solely to the Operating Partnership’s revolving credit facility and (iv) increased the ability for the Operating Partnership to acquire properties and increased capacity for capital expenditures during the covenant waiver period under the corporate credit facilities.
Senior Notes
The Operating Partnership issued $500 million of 6.375% Senior Notes (the "2020 Senior Notes'") during the year ended December 31, 2020. The 2020 Senior Notes contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, the 2020 Senior Notes indenture requires the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
In May 2021, the Operating Partnership issued $500 million of 4.875% Senior Notes due in 2029 at a price equal to 100% of face value (the "2021 Senior Notes) and used the net proceeds to repay in full the borrowings under our revolving credit facility and prepay in full our corporate credit facility term loan maturing in August 2023. The Company intends to use the remaining net proceeds from the offering of the 2021 Senior Notes for general corporate purposes.
Similar to the 2020 Senior Notes, the 2021 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries that incur or guarantee any indebtedness under the Company’s corporate credit facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness (each, a “subsidiary guarantor” and together with the Company, the “guarantors”). The 2021 Senior Notes are initially secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests (the “collateral”) of a material portion of the Operating Partnership’s subsidiaries, and any proceeds of such equity interests, which collateral also secures obligations under the amended corporate credit facilities on a first priority basis. The collateral securing the 2021 Senior Notes will be released in full if the Operating Partnership achieves compliance with certain financial covenant requirements under the corporate credit facilities, after which the 2021 Senior Notes will be unsecured, which is expected to occur prior to the maturity of the 2021 Senior Notes.
The 2021 Senior Notes contain customary covenants that limit the Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indenture. In addition, the 2021 Senior Notes indenture requires the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
The Operating Partnership may redeem the 2021 Senior Notes at any time prior to June 1, 2024, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole premium. The Operating Partnership may redeem the 2021 Senior Notes at any time on or after June 1, 2024, in whole or in part, at a redemption price equal to (i) 102.438% of the principal amount thereof, should such redemption occur before June 1, 2025, (ii) 101.219% of the principal amount thereof, should such redemption occur before June 1, 2026, and (iii) 100.000% of the principal amount thereof, should such redemption occur on or after June 1, 2026, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In addition, at any time prior to June 1, 2024, the Operating Partnership may redeem up to 40% of the original principal amount of the 2021 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price of 104.875% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 60% of the aggregate principal amount of the 2021 Senior Notes remains outstanding immediately after the occurrence of such redemption. Under certain circumstances, until 120 days after the issue date, the Operating Partnership may redeem in the aggregate up to 35% of the original aggregate principal amount of the 2021 Senior Notes with the net cash proceeds of certain support received by the Operating Partnership or any of its subsidiaries from a government authority in connection with the COVID-19 global pandemic at a redemption price of 102.4375% of the principal amount redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, so long as at least 65% of the aggregate principal amount of the 2021 Senior Notes remain outstanding immediately after such redemption.
Debt Covenants
As of June 30, 2021, we were not in compliance with our debt covenants for three of our mortgage loans, which resulted in events of default for each mortgage loan. In July 2021, we amended the terms of these loans to waive each event of default as of June 30, 2021 and to adjust the covenant calculations for five quarters following the waiver. We were also not in compliance with our debt covenants on two other mortgage loans which did not result in an event of defaults but allows the respective lenders the option to initiate a cash sweep until covenant compliance is achieved for a period of time specified in the respective loan agreements. The cash sweeps permit the lenders to pull excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balances.
Derivatives
As of June 30, 2021, we had various interest rate swaps with an aggregate notional amount of $315.0 million. These swaps fix a portion of the variable interest rate on three of our mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of our one outstanding corporate credit facility term loan agented by KeyBank National Association. The corporate credit facility term loan spread may vary, as it is determined by the Company's leverage ratio. The applicable interest rate for the corporate credit facility term loan has been set to the highest level of grid-based pricing during the covenant waiver period. In addition, four interest rate swaps were terminated in May 2021 in connection with the repayment of a $56.8 million mortgage loan, the $150 million corporate credit facility term loan agented by PNC Bank, National Association and the $163.1 million outstanding balance on the revolving credit facility.
Our ability to apply hedge accounting in the future could be impacted to the extent that the payment terms of our loans change. The discontinuation of hedge accounting could result in future changes in the fair market values of hedges and/or a portion or all of the $7.6 million balance of accumulated other comprehensive loss as of June 30, 2021 to be recognized on the condensed consolidated statements of operations and comprehensive loss through net loss. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
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
As of June 30, 2021, we have various interest rate swaps with notional amounts that have maturity dates ranging from 2022 to 2023 and that are indexed to LIBOR. All of our contracts mature prior to June 30, 2023. While we expect LIBOR to be available in substantially its current form through June 30, 2023, it is possible that LIBOR will become unavailable prior to that date. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Capital Markets
We maintain an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, we may from time to time offer and sell shares of common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2021 and 2020.
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
No shares were purchased as part of the Repurchase Program during the three and six months ended June 30, 2021. During the six months ended June 30, 2020, 165,516 shares were repurchased under the Repurchase Program at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. As of June 30, 2021, we had approximately $94.7 million remaining under our share repurchase authorization. The terms of our amended corporate credit facilities currently prohibit us from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.
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
As of June 30, 2021 and December 31, 2020, we had a total of $25.3 million and $25.9 million, respectively, of furniture, fixtures and equipment replacement reserves. During the three and six months ended June 30, 2021 and 2020, we made total capital expenditures of $4.6 million and $11.9 million, and $18.4 million and $40.6 million, respectively.

As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. Usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans or may be required to be replenished. As of June 30, 2021, the Company had used $13.5 million of the furniture, fixture and equipment replacement reserves for working capital purposes, of which $11.6 million remains subject to replenishment requirements.
Off-Balance Sheet Arrangements
As of June 30, 2021, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of June 30, 2021 totaled $3.1 million.
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
Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$4,822	$(48,171)
Net cash used in investing activities	(9,971)	(40,582)
Net cash provided by financing activities	111,272	260,613
Net increase in cash and cash equivalents and restricted cash	$106,123	$171,860
Cash and cash equivalents and restricted cash, at beginning of period	428,786	194,946
Cash and cash equivalents and restricted cash, at end of period	$534,909	$366,806
Operating
•Cash provided by operating activities was $4.8 million and cash used in operating activities was $48.2 million for the six months ended June 30, 2021 and 2020, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase in cash from operating activities during the six months ended June 30, 2021 was primarily due to an increase in hotel operating income attributed to the recovery from the impact of the COVID-19 pandemic net of reductions from the four hotels sold during the fourth quarter of 2020. Refer to the "Results of Operations" section for further discussion of our operating results for the three and six months ended June 30, 2021 and 2020.
Investing
•Cash used in investing activities was $10.0 million and $40.6 million for the six months ended June 30, 2021, and 2020, respectively. Cash used in investing activities for the six months ended June 30, 2021 was attributed to $11.9 million in capital improvements at our hotel properties, which was offset by $1.9 million of performance guaranty payments that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the six months ended June 30, 2020 was attributed to $40.6 million in capital improvements at our hotel properties.
Financing
•Cash provided by financing activities was $111.3 million and $260.6 million for the six months ended June 30, 2021, and 2020, respectively. Cash provided by financing activities for the six months ended June 30, 2021 was attributed to

$500.0 million in proceeds from the issuance of the 2021 Senior Notes, offset by (i) the repayment of the revolving credit facility of $163.1 million, (ii) the repayment of one corporate credit facility term loan maturing in 2023 totaling $150.0 million, (iii) the repayment of mortgage debt totaling $56.8 million, (iv) payment of loan fees and issuance costs of $10.1 million, (v) principal payments of mortgage debt totaling $4.2 million, (vi) redemption of Operating Partnership Units for common stock and cash of $4.1 million, and (vii) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million. Cash provided by financing activities for the six months ended June 30, 2020 was attributed to a $340.0 million drawdown on the revolving credit facility, which was offset by (i) the payment of $63.2 million in dividends for common stock and units, (ii) redemption of Operating Partnership Units for common stock and cash of $8.6 million, (iii) the repurchase of common stock totaling $2.3 million, (iv) shares redeemed to satisfy tax withholding on vested-share based compensation of $0.8 million, (v) payment of loan fees related to the amendments of $3.2 million, and (vi) principal payments of mortgage debt totaling $1.4 million.
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of June 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,933,124	$41,456	$161,544	$981,759	$748,365
Revolving Credit Facility	4,245	802	3,182	261	—
Ground leases	39,313	829	3,316	3,316	31,852
Parking garage leases	2,436	82	337	346	1,671
Corporate office lease	3,485	218	907	957	1,403
Total	$1,982,603	$43,387	$169,286	$986,639	$783,291
(1)    Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1-month LIBOR as of June 30, 2021.
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

The following is a reconciliation of net loss to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(42,743)	$(101,487)	$(100,720)	$(138,618)
Adjustments:
Interest expense	19,691	13,571	38,441	26,595
Income tax expense (benefit)	169	(3,090)	334	(10,402)
Depreciation and amortization	33,008	37,263	66,205	74,353
EBITDA	$10,125	$(53,743)	$4,260	$(48,072)
Impairment and other losses(1)	12,313	3,735	12,313	20,102
EBITDAre	$22,438	$(50,008)	$16,573	$(27,970)

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(102)	$(97)	$(203)	$(194)
Loss on extinguishment of debt	1,356	—	1,356	—
Acquisition, terminated transaction and pre-opening expenses	—	848	—	848
Amortization of share-based compensation expense(2)	3,643	4,268	5,938	6,308
Non-cash ground rent and straight-line rent expense	33	80	51	158
Other income attributed to deposits for terminated transactions(3)	—	(2,000)	—	(2,000)
Other non-recurring expenses(2)	20	1,891	23	2,333
Adjusted EBITDAre attributable to common stock and unit holders	$27,388	$(45,018)	$23,738	$(20,517)
(1)    During the three and six months ended June 30, 2021, the Company recorded a $12.3 million impairment loss related to Marriott Charleston Town Center, which was attributed to its net book value exceeding the undiscounted cash flows over a shortened expected hold period. During the three and six months ended June 30, 2020, the Company recorded goodwill impairments totaling $3.7 million and $20.1 million, respectively, for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to existing market weakness due to new supply and the material adverse impact that the COVID-19 pandemic had on the results of operations at each hotel.
(2)    During the three and six months ended June 30, 2020, the Company reduced its corporate personnel in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had on the Company's results of operations. As a result, during the three and six months ended June 30, 2020, the Company incurred accelerated amortization of $1.6 million and $1.9 million, respectively, of related share-based compensation expense and non-recurring expenses of $1.4 million and $1.8 million, respectively, for severance related costs. In addition, during the three and six months ended June 30, 2020, the Company incurred non-recurring legal costs of $0.5 million to amend the terms of its debt, respectively.
(3)    During the three and six months ended June 30, 2020, the Company recognized other income of $2.0 million as a result of forfeited deposits from terminated transactions.

The following is a reconciliation of net loss to FFO and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(42,743)	$(101,487)	$(100,720)	$(138,618)
Adjustments:
Depreciation and amortization related to investment properties	32,906	37,166	66,002	74,159
Impairment of investment properties(1)	12,313	3,735	12,313	20,102
FFO attributable to common stock and unit holders	$2,476	$(60,586)	$(22,405)	$(44,357)

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$1,356	$—	$1,356	$—
Acquisition, terminated transaction and pre-opening expenses	—	848	—	848
Loan related costs, net of adjustment related to non-controlling interests(2)	1,558	460	3,324	1,083
Amortization of share-based compensation expense(3)	3,643	4,268	5,938	6,308
Non-cash ground rent and straight-line rent expense	33	80	51	158
Other income attributed to deposits for terminated transactions(4)	—	(2,000)	—	(2,000)
Other non-recurring expenses(3)	20	1,891	23	2,333
Adjusted FFO attributable to common stock and unit holders	$9,086	$(55,039)	$(11,713)	$(35,627)
(1)    During the three and six months ended June 30, 2021, the Company recorded a $12.3 million impairment loss related to Marriott Charleston Town Center, which was attributed to its net book value exceeding the undiscounted cash flows over a shortened expected hold period. During the three and six months ended June 30, 2020, the Company recorded goodwill impairments totaling $3.7 million and $20.1 million, respectively, for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to existing market weakness due to new supply and the material adverse impact that the COVID-19 pandemic had on the results of operations at each hotel.
(2)     Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.
(3)    During the three and six months ended June 30, 2020, the Company reduced its corporate personnel in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had on the Company's results of operations. As a result, during the three and six months ended June 30, 2020, the Company incurred accelerated amortization of $1.6 million and $1.9 million, respectively, of related share-based compensation expense and non-recurring expenses of $1.4 million and $1.8 million, respectively, for severance related costs. In addition, during the three and six months ended June 30, 2020, the Company incurred non-recurring legal costs of $0.5 million to amend the terms of its debt, respectively.
(4)    During the three and six months ended June 30, 2020, the Company recognized other income of $2.0 million as a result of forfeited deposits from terminated transactions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of June 30, 2021 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $0.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2020 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $2.4 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2021, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$1,839	$4,653	$5,537	$249,070	$568,512	$655,764	$1,485,375	$1,418,369
Variable rate debt	—	—	—	31,000	—	—	31,000	149,653
Total	$1,839	$4,653	$5,537	$280,070	$568,512	$655,764	$1,516,375	$1,568,022
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.43%	4.32%	4.28%	3.91%	6.20%	4.81%	5.19%	5.30%
Variable rate debt	—	—	—	2.03%	—	—	2.03%	4.00%
(1)    Excludes net mortgage loan premiums, discounts and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 4 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of June 30, 2021.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.2	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.3	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on March 15, 2017 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on March 15, 2017)

3.4	Articles of Amendment of Xenia Hotels and Resorts, Inc., as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.5
Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.6	Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on November 28, 2018)

3.7	First Amendment to the Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. dated February 19, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

4.1	Indenture, dated August 18, 2020, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.2	Form of 6.375% Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.3	Amendment No. 2 to Amended and Restated Revolving Credit Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.4	Amendment No. 4 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.5	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.6	Amendment No. 5 to Term Loan Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.7	Facility Increase Joinder to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, certain subsidiaries of the Company party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.8	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated May 20, 2021, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.9	Amendment No. 6 to Term Loan Agreement, dated May 20, 2021, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.10	Indenture, dated May 27, 2021, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.11	Form of 4.875% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) on May 27, 2021)

10.1	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.2	Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

August 3, 2021

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)