Form 10-Q
period 2021-09-30
Xenia Hotels & Resorts, Inc.
filed 2021-11-02
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 1, 2021, there were 114,209,134 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2021 and December 31, 2020
(Dollar amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$446,510	$446,855
Buildings and other improvements	2,925,556	2,949,114
Total	$3,372,066	$3,395,969
Less: accumulated depreciation	(905,463)	(827,501)
Net investment properties	$2,466,603	$2,568,468
Cash and cash equivalents	517,464	389,823
Restricted cash and escrows	34,500	38,963
Accounts and rents receivable, net of allowance for doubtful accounts	23,833	8,966
Intangible assets, net of accumulated amortization of $3,939 and $3,183, respectively	5,699	6,456
Other assets	61,119	66,927
Assets held for sale (Note 4)	7,695	—
Total assets	$3,116,913	$3,079,603
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,494,287	$1,374,480
Accounts payable and accrued expenses	89,634	62,676
Other liabilities	73,400	75,584
Liabilities associated with assets held for sale (Note 4)	2,829	—
Total liabilities	$1,660,150	$1,512,740
Commitments and Contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 114,209,134 and 113,755,513 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$1,142	$1,138
Additional paid in capital	2,090,329	2,080,364
Accumulated other comprehensive loss	(6,243)	(14,425)
Accumulated distributions in excess of net earnings	(633,584)	(513,002)
Total Company stockholders' equity	$1,451,644	$1,554,075
Non-controlling interests	5,119	12,788
Total equity	$1,456,763	$1,566,863
Total liabilities and equity	$3,116,913	$3,079,603
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rooms revenues	$109,753	$41,081	$260,594	$172,550
Food and beverage revenues	44,004	11,762	105,739	87,587
Other revenues	19,027	11,111	46,277	33,992
Total revenues	$172,784	$63,954	$412,610	$294,129
Expenses:
Rooms expenses	27,099	14,267	65,024	56,458
Food and beverage expenses	33,764	14,730	80,534	75,451
Other direct expenses	5,059	2,863	12,993	9,763
Other indirect expenses	50,902	33,490	132,276	130,297
Management and franchise fees	6,025	2,043	15,009	9,212
Total hotel operating expenses	$122,849	$67,393	$305,836	$281,181
Depreciation and amortization	32,076	37,307	98,281	111,660
Real estate taxes, personal property taxes and insurance	9,731	13,028	31,268	39,800
Ground lease expense	405	478	1,187	1,604
General and administrative expenses	7,466	6,676	22,484	24,656
Gain on business interruption insurance	—	—	(1,116)	—
Acquisition, terminated transaction and pre-opening expenses	—	146	—	994
Impairment and other losses	1,759	8,942	14,072	29,044
Total expenses	$174,286	$133,970	$472,012	$488,939
Operating loss	$(1,502)	$(70,016)	$(59,402)	$(194,810)
Other income (expense)	186	26,965	(2,503)	29,335
Interest expense	(21,358)	(17,006)	(59,799)	(43,601)
Loss on extinguishment of debt	—	—	(1,356)	—
Net loss before income taxes	$(22,674)	$(60,057)	$(123,060)	$(209,076)
Income tax (expense) benefit	(43)	6,448	(377)	16,849
Net loss	$(22,717)	$(53,609)	$(123,437)	$(192,227)
Net loss attributable to non-controlling interests (Note 1)	524	1,265	2,855	4,619
Net loss attributable to common stockholders	$(22,193)	$(52,344)	$(120,582)	$(187,608)

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss, Continued
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted loss per share
Net loss per share available to common stockholders - basic and diluted	$(0.20)	$(0.46)	$(1.06)	$(1.66)
Weighted-average number of common shares (basic and diluted)	113,809,212	113,730,716	113,798,761	113,407,217

Comprehensive Loss:
Net loss	$(22,717)	$(53,609)	$(123,437)	$(192,227)
Other comprehensive income (loss):
Unrealized (loss) gain on interest rate derivative instruments	(163)	264	2,389	(18,535)
Reclassification adjustment for amounts recognized in net loss (interest expense)	1,598	2,840	5,999	5,511
	$(21,282)	$(50,505)	$(115,049)	$(205,251)
Comprehensive loss attributable to non-controlling interests (Note 1)	490	1,191	2,649	5,015
Comprehensive loss attributable to the Company	$(20,792)	$(49,314)	$(112,400)	$(200,236)
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at June 30, 2021	114,209,134	$1,142	$2,089,550	$(7,644)	$(611,391)	$3,437	$1,475,094
Net loss	—	—	—	—	(22,193)	(524)	(22,717)
Share-based compensation	—	—	779	—	—	2,172	2,951
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(160)	—	(3)	(163)
Reclassification adjustment for amounts recognized in net loss	—	—	—	1,561	—	37	1,598
Balance at September 30, 2021	114,209,134	$1,142	$2,090,329	$(6,243)	$(633,584)	$5,119	$1,456,763

Balance at June 30, 2020	113,730,716	$1,138	$2,079,281	$(20,254)	$(484,995)	$9,054	$1,584,224
Net loss	—	—	—	—	(52,344)	(1,265)	(53,609)
Share-based compensation	—	—	597	—	—	1,899	2,496
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	258	—	6	264
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,772	—	68	2,840
Balance at September 30, 2020	113,730,716	$1,138	$2,079,878	$(17,224)	$(537,339)	$9,762	$1,536,215
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2020	113,755,513	$1,138	$2,080,364	$(14,425)	$(513,002)	$12,788	$1,566,863
Net loss	—	—	—	—	(120,582)	(2,855)	(123,437)
Share-based compensation	72,692	—	2,694	—	—	6,661	9,355
Shares redeemed to satisfy tax withholding on vested share-based compensation	(18,993)	—	(318)	—	—	—	(318)
Redemption of Operating Partnership Units	399,922	4	7,589	—	—	(11,681)	(4,088)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,334	—	55	2,389
Reclassification adjustment for amounts recognized in net loss	—	—	—	5,848	—	151	5,999
Balance at September 30, 2021	114,209,134	$1,142	$2,090,329	$(6,243)	$(633,584)	$5,119	$1,456,763

Balance at December 31, 2019	112,670,757	$1,127	$2,060,924	$(4,596)	$(318,434)	$36,137	$1,775,158
Net loss	—	—	—	—	(187,608)	(4,619)	(192,227)
Repurchase of common shares, net	(165,516)	(2)	(2,262)	—	—	—	(2,264)
Dividends, common shares / units ($0.275)	—	—	—	—	(31,297)	(323)	(31,620)
Share-based compensation	141,553	1	2,638	—	—	6,741	9,380
Shares redeemed to satisfy tax withholding on vested share-based compensation	(38,610)	—	(565)	—	—	—	(565)
Redemption of Operating Partnership Units	1,122,532	12	19,143	—	—	(27,778)	(8,623)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(18,005)	—	(530)	(18,535)
Reclassification adjustment for amounts recognized in net loss	—	—	—	5,377	—	134	5,511
Balance at September 30, 2020	113,730,716	$1,138	$2,079,878	$(17,224)	$(537,339)	$9,762	$1,536,215
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(123,437)	$(192,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	97,478	109,732
Non-cash ground rent and amortization of other intangibles	803	1,988
Amortization of debt premiums, discounts, and financing costs	4,615	2,205
Loss on extinguishment of debt	1,356	—
Impairment and other losses	13,072	29,044
Share-based compensation expense	8,813	8,574
Deferred interest expense	—	1,746
Other non-cash adjustments	—	508
Changes in assets and liabilities:
Accounts and rents receivable	(15,683)	26,775
Other assets	1,343	(15,474)
Accounts payable and accrued expenses	28,742	(12,958)
Other liabilities	12,251	(3,624)
Net cash provided by (used in) operating activities	$29,353	$(43,711)
Cash flows from investing activities:
Capital expenditures	(19,150)	(58,157)
Performance guaranty payments	2,524	2,863
Net cash used in investing activities	$(16,626)	$(55,294)
Cash flows from financing activities:
Payoffs of mortgage debt	(56,750)	—
Principal payments of mortgage debt	(4,888)	(1,533)
Principal payments on Corporate Credit Facility Term Loans	(150,000)	(87,600)
Proceeds from draws on the Revolving Credit Facility	—	340,000
Payments on the Revolving Credit Facility	(163,093)	(193,800)
Proceeds from Senior Notes	500,000	300,000
Payment of loan fees and issuance costs	(10,233)	(10,828)
Redemption of Operating Partnership Units	(4,088)	(8,623)
Repurchase of common shares	—	(2,264)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(443)	(783)
Dividends and dividend equivalents	(54)	(63,162)
Net cash provided by financing activities	$110,451	$271,407
Net increase in cash and cash equivalents and restricted cash	123,178	172,402
Cash and cash equivalents and restricted cash, at beginning of period	428,786	194,946
Cash and cash equivalents and restricted cash, at end of period	$551,964	$367,348

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$517,464	$321,051
Restricted cash	34,500	46,297
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$551,964	$367,348

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$55,427	$35,651
Cash paid for taxes	163	3,300

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$206	$2,506
Deferred interest added to mortgage principal balance	—	1,746
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 U.S. lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of September 30, 2021, the Company collectively owned 97.7% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.3% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of September 30, 2021 and 2020, the Company owned 35 and 39 lodging properties, respectively.
Impact of COVID-19
In January 2020, confirmed cases of novel coronavirus and related respiratory disease ("COVID-19") started appearing in the United States ("U.S."). By March 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement phased, multi-step policies governing re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows in 2020. As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of the Company's lodging properties had resumed operations as of May 2021.
Leisure demand gradually improved during the second half of 2020, a trend that accelerated during the first seven months of 2021 and the Company also began to see increasing levels of demand for both business transient and group business during the second quarter and into July 2021. In August and September 2021, however, the Company began to experience a softening in demand due to the impact of the Delta variant, a seasonal decline in leisure demand and a shift in the timing of the Jewish holidays. Additionally, many companies delayed their office re-openings and return to work timelines and we began to experience group business cancellations for meetings being held in 2021 and the first quarter of 2022. As of September 30, 2021, COVID-19 case counts, positivity ratios and hospitalizations had begun to decline in many parts of the U.S. Despite this relative improvement, there remains significant uncertainty regarding the pace of recovery and the length of time it will take for business travel and larger group meetings to return to pre-pandemic levels. The Company may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines, breakthrough cases, and resurgences of COVID-19, including the Delta variant or other variants, which continue to result in indoor mask mandates and other restrictions. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2021. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassifications
Certain prior year amounts in these condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2021.
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
Risks and Uncertainties
As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of the Company's hotels had resumed operations by May 2021. The Company's portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which may have limited operations or may not be able to operate during the recovery in order to comply with implemented safety measures, ongoing or reimplemented restrictions and to accommodate reduced levels of demand. The Company continues to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities and additional actions may be taken or required based on their recommendations and regulations in place. Under these circumstances, there may be developments that require further adjustments to operations.
The Company cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to suspend operations or impose additional restrictions due to resurgences of COVID-19 cases, including the Delta variant or other variants. The Company expects that recovery in the lodging industry, particularly with respect to business transient and group business, will continue to lag behind the recovery of other industries and factors such as public health (including a significant increase in new variant strains of COVID-19 cases), availability and effectiveness of COVID-19 vaccines and therapeutics, the level of acceptance of the vaccine by the general population, waning immunity and the economic and geopolitical environments may impact the timing, extent and pace of such recovery. Additionally, the effects of the pandemic could materially and adversely affect the Company's ability to consummate acquisitions and dispositions of hotel properties in the near term as well as cause scale backs or delays in planned renovations and other projects.
The Company cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on its business, operating margins, results of operations, cash flows, financial condition, the market price of its common stock, its ability to make distributions to its shareholders, its access to equity and credit markets or its ability to service its indebtedness. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to achieving the appropriate balance between hotel staffing levels and demand as well as ongoing supply chain issues which may impact the hotels' ability to source operating supplies and other materials.
For the nine months ended September 30, 2021, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona, San Diego, California, and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. For the nine months ended September 30, 2020, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. To the extent adverse changes continue in these markets, or the industry sectors that operate in these markets, our business and operating results could continue to be negatively impacted.
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
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans and is generally required to be replenished.
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
In June 2021, the Company concluded that it intended to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia and began marketing the property. As a result of multiple bids from qualified buyers and ongoing price discussions, management determined, based on a probability weighted-average undiscounted cash flow analysis, that the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of June 30, 2021. Management determined the impairment loss as the excess of carrying value over the estimated fair value. As a result, for the three and six months ended June 30, 2021, the Company recorded an impairment loss of approximately $12.3 million. In August 2021, the Company entered into an agreement to sell the property for a sale price of $5.0 million and the buyer funded an at-risk deposit. Upon meeting held for sale criteria, the Company recorded an additional impairment loss of $0.3 million for the three and nine months ended September 30, 2021 related to estimated closing costs. The sale of the hotel is subject to customary closing conditions and certain third-party approvals. These impairment losses are included in impairment and other losses on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
In September 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for a sale price of $70 million and, in October 2020, the buyer funded an at-risk deposit. In accordance with the Company's impairment policy, management estimated the undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted-average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of September 30, 2020. Management determined the impairment loss as the excess of carrying value over the estimated fair value. As a result, for the three and nine months ended September 30, 2020, the Company recorded an impairment loss of approximately $8.9 million, which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive loss for the periods then ended. The sale closed in the fourth quarter of 2020.
Involuntary Conversion
In August 2021, Hurricane Ida impacted one of the Company's lodging properties, Loews New Orleans Hotel located in New Orleans, Louisiana. As a result, the Company recorded an impairment loss of $0.5 million for the three and nine months ended September 30, 2021, which represents the write off of the estimated historical cost, net of accumulated depreciation, of property damaged during the hurricane. Additionally, the Company expensed $1.0 million of hurricane-related repair and cleanup costs for the three and nine months ended September 30, 2021, which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive loss for the periods then ended. The Company expects the property damage claim will exceed the $4.4 million insurance deductible. The Company also has various other ongoing claims for damage due to winter storms in Texas in early 2021. Any insurance proceeds received in excess of insurance deductibles will be treated as a gain and will not be recorded until contingencies are resolved.
The Company is currently seeking business interruption proceeds related to properties impacted by storms under the Company's various insurance policies, however, it will not record an insurance recovery receivable until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as a gain. No business interruption insurance recovery receivables were accrued as of September 30, 2021.
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

As of September 30, 2021 and December 31, 2020, the Company had goodwill of $4.9 million associated with one property, which is included in intangible assets, net of accumulated amortization on the condensed consolidated balance sheets for the periods then ended. During the three and nine months ended September 30, 2021, no impairment of goodwill was recorded. During the nine months ended September 30, 2020, the Company determined the carrying value of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their fair values and therefore recorded an impairment of $20.1 million. Refer to Note 7 for further information.
Impairment estimates
The use of projected future cash flows, both undiscounted and discounted, and estimated hold periods are based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. These assumptions and estimates about future cash flows, including the uncertainty regarding the extent and duration of the effects of the COVID-19 pandemic on our operations, along with the capitalization and discount rates used to determine these estimates are complex and subjective. The determination of fair value and possible subsequent impairment of long-lived investment properties and/or goodwill is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties
Insurance Recoveries
At times, the Company may be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as gain. During the nine months ended September 30, 2021, the Company recognized $1.1 million in business interruption insurance proceeds for a portion of lost revenues associated with cancellations occurring in 2020 related to the COVID-19 pandemic. These amounts are included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
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
Deferred financing costs related to the revolving credit facility were $7.8 million and $7.2 million at September 30, 2021 and December 31, 2020, respectively, offset by accumulated amortization of $5.0 million and $3.2 million, respectively. Deferred financing costs related to all other debt were $27.6 million and $21.0 million at September 30, 2021 and December 31, 2020, respectfully, offset by accumulated amortization of $6.2 million and $5.1 million, respectively.
Recently Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board issued Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In July 2021, the Company amended agreements on two mortgage loans replacing LIBOR with the Secured Overnight Financing Rate ("SOFR") effective September 1, 2021. In connection with these amendments, the Company elected not to reassess previous accounting determinations or dedesignate the existing hedging relationships related to the associated swaps. The Company continues to evaluate the impact of the guidance and does not expect it to have a material impact on its consolidated financial statements.
3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2021	September 30, 2021
Orlando, FL	$19,269	$52,231
Phoenix, AZ	12,901	45,327
San Diego, CA	23,073	42,947
Houston, TX	15,117	42,639
Denver, CO	11,762	26,902
Atlanta, GA	10,868	24,861
Dallas, TX	9,284	20,726
Florida Keys	5,202	18,339
Washington, DC-MD-VA	7,672	17,081
Savannah, GA	5,832	15,525
Other	51,804	106,032
Total	$172,784	$412,610

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2020	September 30, 2020
Orlando, FL	$5,860	$36,724
Phoenix, AZ	5,918	33,013
Houston, TX	4,100	26,202
Atlanta, GA	3,990	18,558
Dallas, TX	1,436	17,231
San Francisco/San Mateo, CA	3,029	17,019
San Diego, CA	4,261	16,085
Denver, CO	3,890	13,839
Washington, DC-MD-VA	4,135	11,686
California North	4,661	11,643
Other	22,674	92,129
Total	$63,954	$294,129
4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
In August 2021, the Company entered into an agreement to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia for a sale price of $5.0 million. The buyer funded an at-risk deposit and the sale is subject to customary closing conditions and certain third-party approvals. As of September 30, 2021, the hotel's assets and liabilities were classified as held for sale on the condensed balance sheet for the period the ended.

Held for Sale
The following represents the major classes of assets and liabilities associated with assets held for sale as of September 30, 2021 (in thousands):

September 30, 2021
Building and other improvements	$23,867
Less accumulated depreciation	(19,216)
Net investment properties	$4,651
Accounts and rents receivable, net of allowance for doubtful accounts	815
Other assets	2,229
Total assets held for sale	$7,695

Accounts payable and accrued expenses	552
Other liabilities	2,277
Total liabilities associated with assets held for sale	$2,829
The operating results of the hotel that was held for sale as of September 30, 2021 are included in the Company's condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, respectively.
5. Debt
Debt as of September 30, 2021 and December 31, 2020 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	September 30, 2021		December 31, 2020
Mortgage Loans
Kimpton Hotel Palomar Philadelphia	Fixed (2)	4.14%		1/13/2023	$—	(3)	$57,660
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed (4)	4.45%		8/14/2024	100,000		100,000
Andaz Napa	Fixed (5)	2.76%		9/13/2024	56,000		56,000
The Ritz-Carlton, Pentagon City	Fixed (6)	5.47%		1/31/2025	65,000		65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	57,066		57,857
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	112,576		115,762
Total Mortgage Loans		4.44%	(7)		$390,642		$452,279
Corporate Credit Facilities
Corporate Credit Facility Term Loan $150M	Fixed (8)	3.77%		8/21/2023	$—	(3)	$150,000
Corporate Credit Facility Term Loan $125M	Fixed (9)	3.92%		9/13/2024	125,000		125,000
Revolving Credit Facility (10)	Variable	2.93%		2/28/2024	—	(3)	163,093
Total Corporate Credit Facilities					$125,000		$438,093
2020 Senior Notes $500M	Fixed	6.38%		8/15/2025	500,000		500,000
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000		—
Loan premiums, discounts and unamortized deferred financing costs, net (11)					(21,355)		(15,892)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.18%	(7)		$1,494,287		$1,374,480
(1)The rates shown represent the annual interest rates as of September 30, 2021. The variable index for one mortgage loan is one-month LIBOR and for two mortgage loans is daily SOFR. The variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which is applicable for the value of all corporate credit facilities not subject to an interest rate hedge.

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
(7)Represents the weighted-average interest rate as of September 30, 2021.
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
Mortgage Loans
Of the total outstanding debt at September 30, 2021, none of the mortgage loans were recourse to the Company. As of September 30, 2021, the Company was not in compliance with its debt covenants on two mortgage loans which did not result in events of default but allows the respective lenders the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the respective loan agreements. The cash sweeps permit the lenders to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance.
As of June 30, 2021, the Company was not in compliance with its debt covenants for three of its mortgage loans, which resulted in an event of default for each mortgage loan. In July 2021, the Company amended the terms of these mortgage loans to waive each event of default as of June 30, 2021 and to adjust covenant calculations for five quarters following the waiver. As a result, the Company was in compliance with each of these three loans as of September 30, 2021.
The mortgage loan agreements require contributions to be made to furniture, fixtures and equipment replacement reserves, however, this requirement was temporarily waived and the Company has the ability to utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and a requirement to replenish any funds used.
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
In May 2021, in connection with the closing of the 2021 Senior Notes, the Company effectuated additional amendments to our revolving credit facility and our one remaining corporate credit facility term loan. These additional amendments, among other things, (i) extended the covenant waiver period under the corporate credit facilities as provided above, (ii) increased the minimum liquidity covenant during the covenant waiver period from $100 million to $150 million and eliminated the minimum liquidity covenant after the covenant waiver period ends, (iii) adjusted the mandatory prepayment requirements under the corporate credit facilities to limit the requirement to repay loans using net proceeds of certain asset sales and debt or equity issuances solely to the Operating Partnership’s revolving credit facility and (iv) increased the ability for the Operating

Partnership to acquire properties and increased capacity for capital expenditures during the covenant waiver period under the corporate credit facilities.
As of September 30, 2021, there was no outstanding balance on the revolving credit facility. During the three and nine months ended September 30, 2021, the Company incurred unused commitment fees of approximately $0.4 million and $1.0 million, respectively, and interest expense of $1.9 million for the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company incurred unused commitment fees of approximately $48 thousand and $0.3 million, respectively, and interest expense of $2.6 million and $7.0 million, respectively.
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
In May 2021, the Operating Partnership issued $500 million of 4.875% Senior Notes due in 2029 at a price equal to 100% of face value (the "2021 Senior Notes") and used the net proceeds to repay in full the borrowings under the revolving credit facility and prepay in full the corporate credit facility term loan maturing in August 2023. The Company intends to use the remaining net proceeds from the offering of the 2021 Senior Notes for general corporate purposes.
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
Debt Outstanding
Total debt outstanding as of September 30, 2021 and December 31, 2020 was $1,516 million and $1,390 million, respectively, and had a weighted-average interest rate of 5.18% and 4.78% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2021	Weighted- average interest rate
2021	$1,015	4.36%
2022	4,653	4.38%
2023	5,537	4.39%
2024	280,160	3.88%
2025	568,512	6.26%
Thereafter	655,765	4.81%
Total Debt	$1,515,642	5.18%
Revolving Credit Facility (matures in 2024)	—	2.93%
Loan premiums, discounts and unamortized deferred financing costs, net	(21,355)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,494,287	5.18%
As a result of the loan amendments and issuance of the 2021 Senior Notes during the three and nine months ended September 30, 2021, the Company capitalized $0.1 million and $10.2 million, respectively, of deferred financing costs.
In connection with the repayment of one mortgage loan and the corporate credit facility term loan maturing August 2023 during the nine months ended September 30, 2021, the Company wrote off the related unamortized deferred financing costs of $1.4 million, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive loss for the period then ended.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of September 30, 2021, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive loss. Amounts reported in accumulated other comprehensive loss related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt. During the nine months ended September 30, 2021, the Company terminated four interest rate swaps prior to their maturity and incurred swap termination costs of $2.8 million which is included in other income (expense) on the condensed consolidated statements of operations and comprehensive loss for the period then ended.
Derivative instruments held by the Company with the right of offset in a net liability position were included in other liabilities on the condensed consolidated balance sheets.

The following table summarizes the terms of the derivative financial instruments held by the Company as of September 30, 2021 and December 31, 2020, respectively (in thousands):

						September 30, 2021		December 31, 2020
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	$50,000	$(905)	$50,000	$(1,521)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	(452)	25,000	(761)
Mortgage Debt	Swap	1.84%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	(454)	25,000	(764)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	(453)	25,000	(762)
Mortgage Debt (1)	Swap	1.54%	1-Month LIBOR	1/13/2016	1/13/2023	—	—	57,000	(1,569)
Mortgage Debt (1)	Swap	1.80%	1-Month LIBOR	3/1/2017	1/3/2022	—	—	51,000	(859)
Mortgage Debt (1)	Swap	1.80%	1-Month LIBOR	3/1/2017	1/3/2022	—	—	45,000	(758)
Mortgage Debt (1)	Swap	1.81%	1-Month LIBOR	3/1/2017	1/3/2022	—	—	45,000	(765)
$125M Term Loan	Swap	1.91%	1-Month LIBOR	10/13/2017	9/13/2022	40,000	(685)	40,000	(1,201)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	40,000	(686)	40,000	(1,202)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	25,000	(430)	25,000	(753)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	20,000	(343)	20,000	(601)
Mortgage Debt	Swap	2.80%	1-Month LIBOR	6/1/2018	2/1/2023	24,000	(839)	24,000	(1,302)
Mortgage Debt	Swap	2.89%	1-Month LIBOR	1/17/2019	2/1/2023	41,000	(1,484)	41,000	(2,301)
						$315,000	$(6,731)	$513,000	$(15,119)
(1)    In May 2021, the associated interest rate swaps were terminated in connection with the full repayment of one mortgage loan and the $150 million corporate credit facility term loan.
The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Loss:
(Loss) gain recognized in other comprehensive loss	Unrealized (loss) gain on interest rate derivative instruments	$(163)	$264	$2,389	$(18,535)
Gain reclassified from accumulated other comprehensive loss to net loss	Reclassification adjustment for amounts recognized in net loss (interest expense)	$1,598	$2,840	$5,999	$5,511
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$21,358	$17,006	$59,799	$43,601
Realized loss on termination of derivative instruments	Other income (expense)	$—	$—	$(2,779)	$—
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair values are included in the condensed consolidated balance sheets as of as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurement Date
	September 30, 2021		December 31, 2020
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Liabilities
Interest rate swap liabilities(1)	$(6,731)	$—	$(15,119)	$—

Nonrecurring measurements
Net investment properties
Marriott Charleston Town Center	$4,650	$—	$—	$—
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

Non-Recurring Measurements
Investment Properties
In June 2021, the Company concluded that it intended to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia and began marketing the property. As a result of multiple bids from qualified buyers and ongoing price discussions, management determined, based on a probability weighted-average undiscounted cash flow analysis, that the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of June 30, 2021. Management determined the impairment loss as the excess of carrying value over the estimated fair value. As a result, for the three and six months ended June 30, 2021, the Company recorded an impairment loss of approximately $12.3 million. In August 2021, the Company entered into an agreement to sell the property for a sale price of $5.0 million and the buyer funded an at-risk deposit. Upon meeting held for sale criteria, the Company recorded an additional impairment loss of $0.3 million for the three and nine months ended September 30, 2021 related to estimated closing costs. The sale of the hotel is subject to customary closing conditions and certain third-party approvals. These impairment losses are included in impairment and other losses on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
In September 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for a sale price of $70 million and, in October 2020, the buyer funded an at-risk deposit. In accordance with the Company's impairment policy, management estimated the undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted-average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of September 30, 2020. Management determined the impairment loss as the excess of carrying value over the estimated fair value. As a result, for the three and nine months ended September 30, 2020, the Company recorded an impairment loss of approximately $8.9 million, which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive loss for the periods then ended. The sale closed in the fourth quarter of 2020.
Goodwill
The below table shows the goodwill balances as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Goodwill	$34,352	$34,352
Cumulative goodwill impairment losses	(29,502)	(29,502)
Carrying value of goodwill	$4,850	$4,850
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
The goodwill impairment charges for the nine months ended September 30, 2020 totaled $20.1 million, which is included in impairment and other losses on the condensed consolidated statements of operations and comprehensive loss for the period then ended.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Corporate Credit Facility Term Loans	$515,642	$505,506	$727,279	$706,453
Senior Notes	1,000,000	1,060,594	500,000	539,901
Revolving Credit Facility	—	—	163,093	161,339
Total	$1,515,642	$1,566,100	$1,390,372	$1,407,693
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.11% and 4.80% per annum as of September 30, 2021 and December 31, 2020, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated the TRS income tax expense for the three and nine months ended September 30, 2021 using an estimated federal and state combined effective tax rate of 3.00% and recognized an income tax expense of $43 thousand and $0.4 million, respectively. The income tax expense for the three and nine months ended September 30, 2021 was primarily attributed to state taxes levied on gross receipts.
The Company estimated the TRS income tax benefit for the three and nine months ended September 30, 2020 using an estimated federal and state combined effective tax rate of 19.37% and recognized an income tax benefit of $6.4 million and $16.8 million, respectively. The income tax benefit for three and nine months ended September 30, 2020 was primarily attributed to the net operating loss carryback opportunity allowed for under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") signed into U.S. law in March 2020.
9. Stockholders' Equity
Common Stock
The Company maintains an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2021 and 2020.
In May 2021, the Company amended the ATM Agreement to increase its size. As a result, the Company had $200 million available for sale under the ATM Agreement as of September 30, 2021. The terms of the amended revolving credit facility impose restrictions on the use of proceeds raised from equity issuances.
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
No shares were purchased as part of the Repurchase Program during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, 165,516 shares were repurchased under the Repurchase Program at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. As of September 30, 2021, the Company had approximately $94.7 million remaining under its share repurchase authorization. We are prohibited under the terms of the amended corporate credit facilities from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.

Distributions
The Company has suspended its quarterly dividend in order to preserve liquidity and did not declare any dividends during the nine months ended September 30, 2021. Our ability to make distributions is currently limited by the provisions of our amended corporate credit facilities. The Company will evaluate if and when to resume paying dividends in the future based on business and economic conditions and the requirement to distribute 90% of REIT taxable income in order to remain qualified as a REIT.
The Company declared the following dividend during the nine months ended September 30, 2020:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.275	March 31, 2020	March 31, 2020	April 15, 2020
Non-Controlling Interest of Common Units in Operating Partnership
During the nine months ended September 30, 2021, 615,266 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 615,266 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 399,922 Common Units were redeemed for common stock and 215,344 Common Units were redeemed for cash totaling $4.1 million.
During the nine months ended September 30, 2020, 1,579,549 vested LTIP Units were converted into common limited partnership units in the Operating Partnership on a one-for-one basis and subsequently all 1,579,549 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 1,122,532 Common Units were redeemed for common stock and 457,017 Common Units were redeemed for cash totaling $8.6 million.
As of September 30, 2021, the Operating Partnership had 2,713,209 LTIP Units outstanding, representing a 2.3% partnership interest held by the limited partners. Of the 2,713,209 LTIP Units outstanding at September 30, 2021, 507,761 units had vested and had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the LTIP Unit award agreements.
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

The following table reconciles net loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(22,193)	$(52,344)	$(120,582)	$(187,608)
Dividends paid on unvested share-based compensation	—	—	—	(150)
Net loss available to common stockholders	$(22,193)	$(52,344)	$(120,582)	$(187,758)

Denominator:
Weighted-average shares outstanding - Basic	113,809,212	113,730,716	113,798,761	113,407,217
Effect of dilutive share-based compensation(1)	—	—	—	—
Weighted-average shares outstanding - Diluted	113,809,212	113,730,716	113,798,761	113,407,217

Basic and diluted loss per share:
Net loss per share available to common stockholders - basic and diluted	$(0.20)	$(0.46)	$(1.06)	$(1.66)
(1)During the three and nine months ended September 30, 2021, the Company excluded 580,479 and 563,820 anti-dilutive shares from its calculation of diluted earnings per share, respectively. During the three and nine months ended September 30, 2020, the Company excluded 263,383 and 260,270 anti-dilutive shares from its calculation of diluted earnings per share, respectively.
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
The performance-based Restricted Stock Units are designated twenty-five percent (25%) as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units") and seventy-five percent (75%) as relative TSR share units (the "Relative TSR Share Units"). The Absolute TSR Share Units vest based on achievement of varying levels of the Company's TSR over the three-year performance period. The Relative TSR Share Units vest based on the ranking of the Company's TSR as compared to a defined peer group over the three-year performance period. Vesting of performance-based Restricted Stock Units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.
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
A portion of each award of Class A LTIP Units are designated as a number of "base units". The base units are designated twenty-five percent (25%) as absolute TSR base units, and vest based on achievement of varying levels of the Company's TSR over the three-year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company's TSR as compared to a defined peer group over the three-year performance period. Vesting of Class A LTIP Units is also subject to continued employment with the Company or its affiliates through the vesting date.
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
The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of September 30, 2021:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2020	387,739	1,494,458	1,882,197
Granted	106,747	833,915	940,662
Vested(2)	(72,692)	(122,925)	(195,617)
Forfeited	(4,291)	—	(4,291)
Unvested as of September 30, 2021	417,503	2,205,448	2,622,951
Weighted-average fair value of unvested shares/units	$14.49	$11.00	$11.56
(1)     Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)     During the nine months ended September 30, 2021, 18,993 shares of common stock were withheld by the Company upon the settlement of the applicable awards in order to satisfy minimum tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan.

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
For the three and nine months ended September 30, 2021, the Company recognized approximately $2.9 million and $8.0 million, respectively, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, for the nine months ended September 30, 2021, the Company recognized $0.8 million of share-based compensation expense related to the non-employee Board of Directors and for the three and nine months ended September 30, 2021 capitalized approximately $0.1 million and $0.5 million, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. As of September 30, 2021, there was $14.3 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.81 additional years.
For the three and nine months ended September 30, 2020, the Company recognized approximately $2.3 million and $7.9 million, respectively, of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, for the nine months ended September 30, 2020, the Company recognized $0.7 million of share-based compensation expense related to grants to the Board of Directors and for the three and nine months ended September 30, 2020 capitalized approximately $0.2 million and $0.8 million, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company. In addition, share-based compensation for the nine months ended September 30, 2020 included $1.9 million of accelerated share-based compensation associated with reductions in corporate personnel as a result of the impact of the COVID-19 pandemic.

12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the nine months ended September 30, 2021 (dollar amounts in thousands):

September 30, 2021
Weighted-average remaining lease term, including reasonably certain extension options(1)	23 years
Weighted-average discount rate	5.79%

ROU asset(2)	$21,954
Lease liability(3)	$23,286

Operating lease rent expense	$1,659
Variable lease costs	2,198
Total rent and variable lease costs	$3,857
(1)The weighted-average remaining lease term including all available extension options is approximately 59 years.
(2)The ROU asset is included in other assets and assets held for sale on the condensed consolidated balance sheet as of September 30, 2021.
(3)The lease liability is included in other liabilities and liabilities associated with assets held for sale on the condensed consolidated balance sheet as of September 30, 2021.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of September 30, 2021 (in thousands):

Year Ending December 31, 2021
2021 (excluding the nine months ended September 30, 2021)	$565
2022	2,273
2023	2,287
2024	2,302
2025	2,317
Thereafter	34,926
Total undiscounted lease payments	$44,670
Less imputed interest	(21,384)
Lease liability(1)	$23,286
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of September 30, 2021.
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
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans and is generally required to be replenished.
Management agreements for brand-managed hotels have terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is 25 years. Management agreements for franchised hotels generally contain initial terms between 10 and 15 years with an average remaining initial term of approximately three years.
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
Franchise agreements contain initial terms of 15 to 20 years, with an average remaining initial term of approximately seven years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of gross rooms revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the three and nine months ended September 30, 2021, the Company incurred management and franchise fee expenses of $6.0 million and $15.0 million, respectively, and for the three and nine months ended September 30, 2020 incurred expenses of $2.0 million and $9.2 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2021 and December 31, 2020, the Company had a balance of $25.8 million and $25.9 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans and is generally required to be replenished. As of September 30, 2021, the Company had used $14.7 million of the furniture, fixture and equipment replacement reserves for working capital purposes, of which $4.8 million remains subject to replenishment requirements.
Renovation and Construction Commitments
As of September 30, 2021, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of September 30, 2021 totaled $5.2 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, anticipated timing to close a pending transaction, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the effects of the COVID-19 pandemic, including on the demand for travel (including leisure travel and transient and group business travel), capital expenditures and the timing of renovations, status of transactions and escrow deposits, and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item IA. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2021, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel (including leisure travel and transient and group business travel), and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any resurgence of the disease or its variants, including limiting or banning travel and implementation of social distancing requirements; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any resurgence of the disease or its variants, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates, impacts to supply chains, and consumer discretionary spending; the broad distribution of COVID-19 vaccines and wide acceptance by the general population of such vaccines and boosters; the effectiveness of the vaccines; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic including labor shortages; the pace of recovery following the COVID-19 pandemic or any resurgence of the disease or its variants; COVID-19 may cause us to incur additional expenses (for example, depending on the length of furloughs for employees at our hotels, we may be required to make severance payments to some of the hotels furloughed employees); our ability to successfully negotiate amendments and covenant waivers under our indebtedness; our ability to comply with covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; difficulties in procuring required products caused by supply chain disruptions; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities, including inflation; contraction in the global economy or low levels of economic growth; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; fluctuations in the supply, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws; loss of our senior management team or key personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositioning, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on top 25 U.S. lodging markets as well as key leisure destinations in the United States. As of September 30, 2021, we owned 35 hotels, comprising 10,011 rooms, across 15 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton, and The Kessler Collection.
Impact of COVID-19 on our Business
In January 2020, confirmed cases of novel coronavirus and related respiratory disease ("COVID-19") started appearing in the United States ("U.S."). By March 2020, COVID-19 was deemed a global pandemic by the World Health Organization. This led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement phased, multi-step policies governing re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows in 2020. As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of the Company's lodging properties had resumed operations as of May 2021.
Leisure demand gradually improved during the second half of 2020, a trend that accelerated during the first seven months of 2021 and the Company also began to see increasing levels of demand for both business transient and group business during the second quarter and into July 2021. In August and September 2021, however, the Company began to experience a softening in demand due to the impact of the Delta variant, a seasonal decline in leisure demand and a shift in the timing of the Jewish holidays. Additionally, many companies delayed their office re-openings and return to work timelines and we began to experience group business cancellations for meetings being held in 2021 and the first quarter of 2022. As of September 30, 2021, COVID-19 case counts, positivity ratios and hospitalizations had begun to decline in many parts of the U.S. Despite this relative improvement, there remains significant uncertainty regarding the pace of recovery and how long it will take for business travel and larger group meetings to return to pre-pandemic levels. The Company may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines, breakthrough cases, and resurgences of COVID-19, including the Delta variant or other variants, which continue to result in indoor mask mandates and other restrictions. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
Our portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, the majority of which have resumed operations in accordance with state and local ordinances. However, these amenities could be impacted again in the future in order to comply with state and local ordinances, restrictions and safety measures to address resurgences of the pandemic and/or to accommodate reduced levels of demand. We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will be gradual, likely inconsistent, and may lag behind the recovery of other industries. Factors such as public health (including a significant increase in new and variant strains of COVID-19 cases), availability and effectiveness of COVID-19 vaccines and therapeutics, the level of acceptance of the vaccine by the general population, waning immunity and the economic and geopolitical environments may impact the timing, extent and pace of such recovery.
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
Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, other direct and indirect operating expenses, and management and franchise fees. Rooms expense includes housekeeping wages and associated payroll taxes, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs. We enter into management agreements with independent third-party management companies to operate our hotels. The management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel.
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
Results of Operations
Lodging Industry Overview
The impact of COVID-19 on the global and U.S. economy and the travel industry in particular has been significant and unprecedented, causing a severe impact to our operations beginning late in the first quarter of 2020 and continuing through the third quarter of 2021. The improvements in occupancy and revenues experienced by the industry during the first quarter of 2021 accelerated through July 2021 largely driven by leisure transient demand along with an uptick in business transient and group demand, however, in August and September 2021, the industry was impacted by a surge in COVID-19 case counts, positivity ratios and hospitalizations as a result of the Delta variant, which negatively impacted demand and occupancy rates and resulted in group cancellations in 2021 and first quarter of 2022. As of September 30, 2021, COVID-19 case counts, positivity ratios and hospitalizations had begun to decline in many parts of the U.S. and occupancy rebounded in October 2021. Despite this relative improvement, there is still significant uncertainty regarding the pace of recovery and the length of time it will take for business travel and larger group meetings to return to pre-pandemic levels.

The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 2.0% during the third quarter of 2021, according to the U.S. Department of Commerce, slowing from the annual rate growth trend from the first and second quarters of 2021 of 6.3% and 6.7%, respectively. The increase during the third quarter reflected increases in private inventory investment, personal consumption expenditures, state and local government spending, and nonresidential fixed investment that were partially offset by decreases in residential fixed investment, federal government spending, and exports. In addition, the unemployment rate fell to 4.8% in September from 5.9% in June 2021 and from 6.0% in March 2021. The unemployment rate has declined considerably from the April 2020 high of 14.7% but remains well above the 3.5% rate in February 2020 prior to the pandemic.
The U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the U.S. economy which is largely due to the persistence of the COVID-19 pandemic, recent increases in cases of the Delta variant, continued and reinstated governmental restrictions on travel and large gatherings, and sentiment towards business and leisure travel as a result of the pandemic. Additionally, we expect it will take longer for the lodging industry to return to pre-pandemic levels than it will for the broader economy and many other industries. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to achieving the appropriate balance between hotel staffing levels and demand as business at our hotels increases as well as ongoing supply chain issues which may impact the hotels' ability to source operating supplies and other materials.
Demand increased 42.9% and 35.6%, respectively, during the three and nine months ended September 30, 2021. New hotel supply increased by 5.9% and 5.5%, respectively, during the three and nine months ended September 30, 2021. The significant increase in demand led to increases in industry RevPAR of 83.8% and 47.3% for the three and nine months ended September 30, 2021 compared to 2020, which was driven by an increase in occupancy of 34.9% and 28.6% coupled with a 36.2% and 14.6% increase in ADR, respectively. All U.S. data for the three and nine months ended September 30, 2021 are per industry reports.
Third Quarter 2021 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 200.1% and 70.3% to $119.17 and $95.35 for the three and nine months ended September 30, 2021, respectively, from $39.71 and $56.00 for the three and nine months ended September 30, 2020, respectively, driven by a significant increase in leisure transient business and improving business transient and corporate group demand beginning late in the first quarter and accelerating into July 2021. In August and September 2021, however, the Company began to experience a softening in demand due to the impact of the Delta variant, a seasonal decline in leisure demand and a shift in the timing of the Jewish holidays. The increase in total portfolio RevPAR for the three and nine months ended September 30, 2021 over the same period in 2020 was driven by increases in occupancy from 23.4% to 53.7% and 27.4% to 45.2%, respectively, and increases in ADR of 30.7% and 3.4%, respectively.
The following table sets forth certain operating information for the three and nine months ended September 30, 2021:

Total Portfolio Statistics	January 2021	February 2021	March 2021	Three Months Ended March 31, 2021
Occupancy (1)	23.1%	32.4%	42.7%	32.7%
Average Daily Rate (1)	$170.41	$183.57	$202.07	$188.68
RevPAR (1)	$39.32	$59.56	$86.19	$61.76

Total Portfolio Statistics	April 2021	May 2021	June 2021	Three Months Ended June 30, 2021
Occupancy (1)	46.0%	47.1%	53.5%	48.8%
Average Daily Rate (1)	$216.03	$215.49	$210.98	$214.03
RevPAR (1)	$99.33	$101.43	$112.82	$104.50

Total Portfolio Statistics	July 2021	August 2021	September 2021	Three Months Ended September 30, 2021
Occupancy	57.3%	51.5%	52.2%	53.7%
Average Daily Rate	$221.69	$214.95	$229.24	$221.91
RevPAR	$127.13	$110.61	$119.78	$119.17

(1)    Includes Hyatt Regency Portland at the Oregon Convention Center which recommenced operations in May 2021 after temporarily suspending operations in March 2020.
Net loss decreased 57.6% for the three months ended September 30, 2021 compared to 2020, which was primarily attributed to an increase in operating income of $57.8 million from our current portfolio of 35 hotels as a result of a recovery from the COVID-19 pandemic, a $4.4 million reduction in operating loss attributed to four hotels sold during the fourth quarter of 2020 and a $7.2 million reduction in impairment loss. These increases were offset by a $26.8 million reduction in other income attributed to the recognition of deposits for terminated transactions in 2020, a $6.5 million reduction in income tax benefit, a $4.4 million increase in interest expense attributed to a higher weighted-average interest rate offset by a reduction in weighted-average debt outstanding and a $0.8 million increase in corporate general and administrative expenses.
Net loss decreased 35.8% for the nine months ended September 30, 2021 compared to 2020, which was primarily attributed to an increase in operating income of $99.8 million from our current portfolio of 35 hotels as a result of a recovery from the COVID-19 pandemic, a $17.3 million reduction in operating loss attributed to four hotels sold during the fourth quarter of 2020, a $15.0 million reduction in impairment loss, a $2.2 million reduction in corporate general and administrative expenses attributed to reductions in corporate personnel and legal fees related to loan amendments and a $1.1 million increase attributed to business interruption proceeds. These increases were offset by a $31.8 million reduction in other income attributed to the recognition of deposits for terminated transactions in 2020, a $17.2 million reduction in income tax benefit, a $16.2 million increase in interest expense attributed to a higher weighted-average interest rate and an increase in weighted-average debt outstanding and a $1.4 million increase in loss on extinguishment of debt attributed to the write off of unamortized debt issuance costs associated with the repayment of debt.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2021 increased 267.6% and 242.0%, and 150.0% and 105.4%, respectively, compared to 2020, which was attributable to the extent and timing of the impact of the COVID-19 pandemic on our results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net loss attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three and nine months ended September 30, 2021 and 2020:

					Nine Months Ended September 30,
					2021	2020		Change
Number of properties at September 30					35	39		(4)
Number of rooms at September 30					10,011	11,245		(1,234)

Number of hotels open at September 30					35	37		(2)
Number of rooms in hotels open at September 30					10,011	10,176		(165)

Number of hotels with temporarily suspended operations at September 30					—	2		(2)
Number of rooms in hotels with temporarily suspended operations at September 30					—	1,069		(1,069)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020		Change
Total Portfolio Statistics:
Occupancy (1)	53.7%	23.4%	3,030	bps	45.2%	27.4%	1,780	bps
ADR (1)	$221.91	$169.76	30.7%		$211.13	$204.19		3.4%
RevPAR (1)	$119.17	$39.71	200.1%		$95.35	$56.00		70.3%
(1)    For hotels disposed of during the period, operating results and statistics are only included through the date of respective disposition. During the three and nine months ended September 30, 2021 and 2020 includes hotels that had suspended operations for a portion of or all of the periods presented.

Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Increase	% Change	2021	2020	Increase	% Change
Revenues:
Rooms revenues	$109,753	$41,081	$68,672	167.2%	$260,594	$172,550	$88,044	51.0%
Food and beverage revenues	44,004	11,762	32,242	274.1%	105,739	87,587	18,152	20.7%
Other revenues	19,027	11,111	7,916	71.2%	46,277	33,992	12,285	36.1%
Total revenues	$172,784	$63,954	$108,830	170.2%	$412,610	$294,129	$118,481	40.3%
Rooms revenues
Rooms revenues increased by $68.7 million, or 167.2%, to $109.8 million for the three months ended September 30, 2021 from $41.1 million for the three months ended September 30, 2020 primarily due to a recovery from the COVID-19 pandemic which gained momentum starting late in the first quarter and accelerated into July 2021. This increase is net of a reduction of $4.6 million attributed to the sale of Marriott Napa Valley Hotel & Spa and Residence Inn Boston Cambridge in October 2020 and Hotel Commonwealth and Renaissance Austin Hotel in November 2020 (collectively, "the four hotels sold in the fourth quarter of 2020").
Rooms revenues increased by $88.0 million, or 51.0%, to $260.6 million for the nine months ended September 30, 2021 from $172.6 million for the nine months ended September 30, 2020 primarily due to a recovery from the COVID-19 pandemic. This increase is net of a reduction of $16.7 million attributed to the four hotels sold in the fourth quarter of 2020.
Food and beverage revenues
Food and beverage revenues increased by $32.2 million, or 274.1%, to $44.0 million for the three months ended September 30, 2021 from $11.8 million for the three months ended September 30, 2020 primarily due to a recovery from the COVID-19 pandemic. The increase in food and beverage revenues was not materially impacted by the four hotels sold in the fourth quarter of 2020.
Food and beverage revenues increased by $18.2 million, or 20.7%, to $105.7 million for the nine months ended September 30, 2021 from $87.6 million for the nine months ended September 30, 2020 primarily due to the extent and timing of the impact of the COVID-19 pandemic. This increase is net of a reduction of $5.0 million in food and beverage revenues attributed to the four hotels sold in the fourth quarter of 2020.
Other revenues
Other revenues increased by $7.9 million, or 71.2%, to $19.0 million for the three months ended September 30, 2021 from $11.1 million for the three months ended September 30, 2020 primarily due to a recovery from the COVID-19 pandemic. This increase includes $1.1 million in revenues from cancellations and attrition and is net of a reduction of $1.2 million attributed to the four hotels sold in the fourth quarter of 2020.
Other revenues increased by $12.3 million, or 36.1%, to $46.3 million for the nine months ended September 30, 2021 from $34.0 million for the nine months ended September 30, 2020 primarily due to a recovery from the COVID-19 pandemic. This increase is net of reductions of $3.5 million in revenues from cancellations and attrition and $2.3 million attributed to the four hotels sold in the fourth quarter of 2020.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Increase	% Change	2021	2020	Increase	% Change
Hotel operating expenses:
Rooms expenses	$27,099	$14,267	$12,832	89.9%	$65,024	$56,458	$8,566	15.2%
Food and beverage expenses	33,764	14,730	19,034	129.2%	80,534	75,451	5,083	6.7%
Other direct expenses	5,059	2,863	2,196	76.7%	12,993	9,763	3,230	33.1%
Other indirect expenses	50,902	33,490	17,412	52.0%	132,276	130,297	1,979	1.5%
Management and franchise fees	6,025	2,043	3,982	194.9%	15,009	9,212	5,797	62.9%
Total hotel operating expenses	$122,849	$67,393	$55,456	82.3%	$305,836	$281,181	$24,655	8.8%
Total hotel operating expenses
In general, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $55.5 million, or 82.3%, to $122.8 million for the three months ended September 30, 2021 from $67.4 million for the three months ended September 30, 2020 primarily due to increases in labor costs resulting from increased staffing as business returns to our hotels and due to the extent and timing of the impact of COVID-19. This increase is net of a reduction of $5.1 million in hotel operating expenses attributed to the four hotels sold in the fourth quarter of 2020.
Total hotel operating expenses increased $24.7 million, or 8.8%, to $305.8 million for the nine months ended September 30, 2021 from $281.2 million for the nine months ended September 30, 2020 primarily due to the extent and timing of the impact of COVID-19. This increase is net of a reduction of $23.3 million in hotel operating expenses attributed to four hotels sold in the fourth quarter of 2020.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	% Change	2021	2020	Decrease	% Change
Depreciation and amortization	$32,076	$37,307	$(5,231)	(14.0)%	$98,281	$111,660	$(13,379)	(12.0)%
Real estate taxes, personal property taxes and insurance	9,731	13,028	(3,297)	(25.3)%	31,268	39,800	(8,532)	(21.4)%
Ground lease expense	$405	$478	$(73)	(15.3)%	$1,187	$1,604	$(417)	(26.0)%
General and administrative expenses	7,466	6,676	790	11.8%	22,484	24,656	(2,172)	(8.8)%
Gain on business interruption insurance	—	—	—	—%	(1,116)	—	(1,116)	—%
Acquisition, terminated transaction and pre-opening expenses	—	146	(146)	(100.0)%	—	994	(994)	(100.0)%
Impairment and other losses	1,759	8,942	(7,183)	(80.3)%	14,072	29,044	(14,972)	(51.5)%
Total corporate and other expenses	$51,437	$66,577	$(15,140)	(22.7)%	$166,176	$207,758	$(41,582)	(20.0)%
Depreciation and amortization
Depreciation and amortization expense decreased $5.2 million, or 14.0%, and $13.4 million, or 12.0%, to $32.1 million and $98.3 million for the three and nine months ended September 30, 2021 from $37.3 million and $111.7 million for the three and nine months ended September 30, 2020, respectively. These decreases were primarily attributed to a reduction in depreciation expense related to the four hotels sold in the fourth quarter of 2020 and due to the timing of fully depreciated assets during the comparable periods.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $3.3 million, or 25.3%, and $8.5 million, or 21.4%, to $9.7 million and $31.3 million for the three and nine months ended September 30, 2021 from $13.0 million and $39.8 million for the three and nine months ended September 30, 2020, respectively. These decreases were primarily attributed a reduction in expenses related to the four hotels sold in the fourth quarter of 2020. The decrease for the nine months ended September 30, 2021 includes a $1.5 million property tax refund for a property sold in the fourth quarter of 2020.
Ground lease expense
Ground lease expense decreased $0.1 million, or 15.3%, and $0.4 million, or 26.0%, to $0.4 million and $1.2 million from $0.5 million and $1.6 million for the three and nine months ended September 30, 2021, respectively. The decreases were primarily attributable to the sale of the Hotel Commonwealth in November 2020. The decrease for the nine months ended September 30, 2021 includes a reduction in percentage rent for a property undergoing renovation.
General and administrative expenses
General and administrative expenses increased $0.8 million, or 11.8%, to $7.5 million for the three months ended September 30, 2021 from $6.7 million for the three months ended September 30, 2020 primarily due to increases in employee compensation costs partially offset by a reduction in corporate related expenses.
General and administrative expenses decreased $2.2 million, or 8.8%, to $22.5 million for the nine months ended September 30,

2021 from $24.7 million for the nine months ended September 30, 2020 primarily due to reductions in corporate personnel, legal fees related to loan amendments and employee retention credits.
Gain on business interruption insurance
Gain on business interruption insurance was $1.1 million for the nine months ended September 30, 2021, which was attributed to insurance proceeds for a portion of lost revenue associated with cancellations in 2020 related to the COVID-19 pandemic.
Impairment and other losses
In June 2021, the Company concluded that it intended to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia and began marketing the property. As a result of multiple bids from qualified buyers and ongoing price discussions, management determined, based on a probability weighted-average undiscounted cash flow analysis, that the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of June 30, 2021. Management determined the impairment loss as the excess of carrying value over the estimated fair value. As a result, for the three and six months ended June 30, 2021, the Company recorded an impairment loss of approximately $12.3 million. In August 2021, the Company entered into an agreement to sell the property for a sale price of $5.0 million and the buyer funded an at-risk deposit. Upon meeting held for sale criteria, the Company recorded an additional impairment loss of $0.3 million for the three and nine months ended September 30, 2021 related to estimated closing costs. In addition, during the three and nine months ended September 30, 2021, the Company recorded an impairment loss of $0.5 million related to Loews New Orleans Hotel which sustained damage from Hurricane Ida and expensed $1.0 million of hurricane-related repair and cleanup costs.
During the three months ended September 30, 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for a sale price of $70 million and, in October 2020, the buyer funded an at-risk deposit. Based on the results of our probability weighted-average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of September 30, 2020. Management determined the impairment loss as the excess of carrying value over the estimated fair value. As a result, for the three and nine months ended September 30, 2020, the Company recorded an impairment loss of approximately $8.9 million.
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
Refer to Notes 2 and 7 in the accompanying condensed consolidated financial statements for further discussion.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Increase / (Decrease)	% Change	2021	2020	Increase / (Decrease)	% Change
Non-operating income and expenses:
Other income (expense)	186	26,965	(26,779)	(99.3)%	(2,503)	29,335	(31,838)	(108.5)%
Interest expense	(21,358)	(17,006)	4,352	25.6%	(59,799)	(43,601)	16,198	37.2%
Loss on extinguishment of debt	—	—	—	—%	(1,356)	—	1,356	—%
Income tax (expense) benefit	(43)	6,448	(6,491)	(100.7)%	(377)	16,849	(17,226)	102.2%
Other income (expense)
Other income decreased $26.8 million, or 99.3%, and $31.8 million, or 108.5%, to income of $0.2 million and an expense of $2.5 million, for the three and nine months ended September 30, 2021 from income of $27.0 million and $29.3 million for the three and nine months ended September 30, 2020, respectively. The decrease was primarily attributed to recognizing $26.8 million and $28.8 million during the three and nine months ended September 30, 2020, respectively, in forfeited deposits that for terminated transactions during the periods then ended. Additionally, the decrease for the nine months ended September 30,

2021 includes the recognition of $2.8 million of costs associated with the termination of four interest rate hedges.
Interest expense
Interest expense increased $4.4 million, or 25.6%, and $16.2 million, or 37.2%, to $21.4 million and $59.8 million for the three and nine months ended September 30, 2021 from $17.0 million and $43.6 million for the three and nine months ended September 30, 2020, respectively. The increase is primarily due to an increase in the weighted-average interest rate offset by a decrease in the outstanding debt as of September 30, 2021 compared to 2020. Refer to Note 5 in the accompanying condensed consolidated financial statements for further discussion.
Loss on extinguishment of debt
The loss on extinguishment of debt of $1.4 million for the nine months ended September 30, 2021 was attributable to the write off of unamortized debt issuance costs upon the early repayment of the corporate credit facility term loan due to mature in August 2023 and one mortgage loan. No loans were repaid during the nine months ended September 30, 2020.
Income tax (expense) benefit
Income tax benefit decreased $6.5 million, or 100.7%, and $17.2 million, or 102.2%, to an expense of $43 thousand and $0.4 million for the three and nine months ended September 30, 2021 from an income tax benefit of $6.4 million and $16.8 million for the three and nine months ended September 30, 2020, respectively. The income tax benefit during the three and nine months ended September 30, 2020 was primarily attributed to the net operating loss carryback allowed for under the CARES Act.
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
Liquidity
As of September 30, 2021, we had $517.5 million of consolidated cash and cash equivalents and $34.5 million of restricted cash and escrows. The restricted cash as of September 30, 2021 primarily consisted of $25.8 million related to furniture, fixtures and equipment replacement reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $7.0 million primarily for real estate taxes and mortgage escrows and $1.7 million in deposits made for capital projects.
As of September 30, 2021, there was no outstanding balance on our revolving credit facility and the full $523 million is available to be borrowed. Proceeds from future borrowings may be used for working capital, general corporate or other purposes permitted by the revolving credit agreement (subject to certain additional restrictions during the covenant waiver period).
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans and is generally required to be replenished. As of September 30, 2021, the Company had used $14.7 million of the furniture, fixture and equipment replacement reserves for working capital purposes, of which $4.8 million remains subject to replenishment requirements.

In May 2021, the Company amended the ATM Agreement to increase its size. As a result, the Company had $200 million available for sale under the ATM Agreement as of September 30, 2021. The terms of the amended revolving credit facility impose restrictions on the use of proceeds raised from equity issuances.
We remain committed to increasing total shareholder returns through the following priorities: (1) maximize revenue and profits generated by our existing properties and acquired hotels, including the continued focused management of expenses, (2) further enhance the value of our portfolio and produce an attractive current yield and (3) generate sustainable and predictable cash flow from our operations to distribute to our common stock and unit holders. Future determinations regarding the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our results of operations, payout ratio, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our current and future debt agreements, maintaining our REIT status and other factors that our Board of Directors may deem relevant.
Debt and Loan Covenants
As of September 30, 2021, our outstanding total debt was $1.5 billion and had a weighted-average interest rate of 5.18%.
Mortgage Loans
Our mortgage loan agreements require contributions to be made to furniture, fixtures and equipment replacement reserves, however, this requirement was temporarily waived and we have the ability to utilize existing furniture, fixtures and equipment replacement reserve funds for operating expenses, subject to certain restrictions and a requirement to replenish any funds used. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants have been adjusted following the waiver periods.
Corporate Credit Facilities
Certain financial covenants related to our amended corporate credit facilities have been suspended until the date that financial statements are required to be delivered thereunder for the fiscal quarter ending June 30, 2022 (such period, unless earlier terminated by the Operating Partnership in accordance with the terms of the corporate credit facilities, the "covenant waiver period") and, once quarterly testing resumes, certain financial covenants have been modified through the first quarter in 2023. In addition, the amended corporate credit facilities have certain restrictions and covenants which are applicable during the covenant waiver period, including (i) mandatory prepayment requirements, (ii) affirmative covenants related to the pledge of equity of certain subsidiaries and (iii) negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A minimum liquidity covenant also applies during the covenant waiver period.
In May 2021, in connection with the closing of the 2021 Senior Notes, the Company effectuated additional amendments to our revolving credit facility and our one remaining corporate credit facility term loan. These additional amendments, among other things, (i) extended the covenant waiver period under the corporate credit facilities as provided above, (ii) increased the minimum liquidity covenant during the covenant waiver period from $100 million to $150 million and eliminated the minimum liquidity covenant after the covenant waiver period ends, (iii) adjusted the mandatory prepayment requirements under the corporate credit facilities to limit the requirement to repay loans using net proceeds of certain asset sales and debt or equity issuances solely to the Operating Partnership’s revolving credit facility and (iv) increased the ability for the Operating Partnership to acquire properties and increased capacity for capital expenditures during the covenant waiver period under the corporate credit facilities.
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
Debt Covenants
As of September 30, 2021, the Company was not in compliance with its debt covenants on two mortgage loans which did not result in events of default but allows the respective lenders the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the respective loan agreements. The cash sweeps permit the lenders to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance.
As of June 30, 2021, the Company was not in compliance with its debt covenants for three of its mortgage loans, which resulted in an event of default for each mortgage loan. In July 2021, the Company amended the terms of these mortgage loans to waive each event of default as of June 30, 2021 and to adjust covenant calculations for five quarters following the waiver. As a result, the Company was in compliance with each of these three loans as of September 30, 2021.
Derivatives
As of September 30, 2021, we had various interest rate swaps with an aggregate notional amount of $315.0 million. These swaps fix a portion of the variable interest rate on three of our mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of our one outstanding corporate credit facility term loan agented by KeyBank National Association. The corporate credit facility term loan spread may vary, as it is determined by the Company's leverage ratio. The applicable interest rate for the corporate credit facility term loan has been set to the highest level of grid-based pricing during the covenant waiver period. In addition, four interest rate swaps were terminated in May 2021 in connection with the repayment of a $56.8 million mortgage loan, the $150 million corporate credit facility term loan agented by PNC Bank, National Association and the $163.1 million outstanding balance on the revolving credit facility.

Our ability to apply hedge accounting in the future could be impacted to the extent that the payment terms of our loans change. The discontinuation of hedge accounting could result in future changes in the fair market values of hedges and/or a portion or all of the $6.2 million balance of accumulated other comprehensive loss as of September 30, 2021 to be recognized on the condensed consolidated statements of operations and comprehensive loss through net loss. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
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
As of September 30, 2021, we have various interest rate swaps with notional amounts that have maturity dates ranging from 2022 to 2023 and that are indexed to LIBOR. All of our contracts mature prior to June 30, 2023. While we expect LIBOR to be available in substantially its current form through June 30, 2023, it is possible that LIBOR will become unavailable prior to that date. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR. In September 2021, two mortgage loans converted from LIBOR-based interest rates to daily SOFR interest rates. These changes did not have a significant impact on the Company's interest expense or on hedge accounting.
Capital Markets
We maintain an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, we may from time to time offer and sell shares of common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2021 and 2020.
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
No shares were purchased as part of the Repurchase Program during the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, 165,516 shares were repurchased under the Repurchase Program at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. As of September 30, 2021, we had approximately $94.7 million remaining under our share repurchase authorization. The terms of our amended corporate credit facilities currently prohibit us from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.
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
As of September 30, 2021 and December 31, 2020, we had a total of $25.8 million and $25.9 million, respectively, of furniture, fixtures and equipment replacement reserves. During the three and nine months ended September 30, 2021 and 2020, we made total capital expenditures of $7.3 million and $19.2 million, and $17.6 million and $58.2 million, respectively.
As a result of the material adverse impact on the results of operations attributed to the COVID-19 pandemic, the Company's third-party managers temporarily suspended required contributions to the furniture, fixture and equipment replacement reserves. In addition, in certain cases, the Company has the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such replacement reserves may be subject to lender approval for hotels encumbered by mortgage loans and is generally required to be replenished. As of September 30, 2021, the Company had used $14.7 million of the furniture, fixture and equipment replacement reserves for working capital purposes, of which $4.8 million remains subject to replenishment requirements.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of September 30, 2021 totaled $5.2 million.
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
Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	29,353	(43,711)
Net cash used in investing activities	(16,626)	(55,294)
Net cash provided by financing activities	110,451	271,407
Net increase in cash and cash equivalents and restricted cash	123,178	172,402
Cash and cash equivalents and restricted cash, at beginning of period	428,786	194,946
Cash and cash equivalents and restricted cash, at end of period	551,964	367,348
Operating
•Cash provided by operating activities was $29.4 million and cash used in operating activities was $43.7 million for the nine months ended September 30, 2021 and 2020, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase in cash from operating activities during the nine months ended September 30, 2021 was primarily due to an increase in hotel operating income attributed to a recovery from the impact of the COVID-19 pandemic net of reductions from the four hotels sold during the fourth quarter of 2020. Refer to the "Results of Operations" section for further discussion of our operating results for the three and nine months ended September 30, 2021 and 2020.

Investing
•Cash used in investing activities was $16.6 million and $55.3 million for the nine months ended September 30, 2021 and 2020, respectively. Cash used in investing activities for the nine months ended September 30, 2021 was attributed to $19.2 million in capital improvements at our hotel properties, which was offset by $2.5 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the nine months ended September 30, 2020 was attributed to $58.2 million in capital improvements at our hotel properties, which was offset by $2.9 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash provided by financing activities was $110.5 million and $271.4 million for the nine months ended September 30, 2021 and 2020, respectively. Cash provided by financing activities for the nine months ended September 30, 2021 was attributed to $500.0 million in proceeds from the issuance of the 2021 Senior Notes, offset by (i) the repayment of the revolving credit facility of $163.1 million, (ii) the repayment of one corporate credit facility term loan maturing in 2023 totaling $150.0 million, (iii) the repayment of mortgage debt totaling $56.8 million, (iv) payment of loan fees and issuance costs of $10.2 million, (v) principal payments of mortgage debt totaling $4.9 million, (vi) redemption of Operating Partnership Units for common stock and cash of $4.1 million, and (vii) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million. Cash provided by financing activities for the nine months ended September 30, 2020 was attributed to a $340.0 million drawdown on the revolving credit facility, $300 million in proceeds from the issuance of 2020 Senior Notes, which was offset by (i) payments on the revolving credit facility totaling $193.8 million, (ii) principal payments on corporate credit facility term loans totaling $87.6 million, (iii) payment of loan fees and issuance costs of $10.8 million, (iv) principal payments of mortgage debt totaling $1.5 million, (v) the payment of $63.2 million in dividends for common stock and units, (vi) redemption of Operating Partnership Units for common stock and cash of $8.6 million, (vii) the repurchase of common stock totaling $2.3 million, and (viii) shares redeemed to satisfy tax withholdings on vested share based compensation of $0.8 million.
Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of September 30, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,911,352	$18,890	$159,493	$979,511	$753,458
Revolving Credit Facility	3,844	401	3,182	261	—
Ground leases	38,899	415	3,316	3,316	31,852
Parking garage leases	2,394	40	337	346	1,671
Corporate office lease	3,377	110	907	957	1,403
Total	$1,959,866	$19,856	$167,235	$984,391	$788,384
(1)    Includes principal and interest payments for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1-month LIBOR as of September 30, 2021.
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

The following is a reconciliation of net loss to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(22,717)	$(53,609)	$(123,437)	$(192,227)
Adjustments:
Interest expense	21,358	17,006	59,799	43,601
Income tax expense (benefit)	43	(6,448)	377	(16,849)
Depreciation and amortization	32,076	37,307	98,281	111,660
EBITDA	$30,760	$(5,744)	$35,020	$(53,815)
Impairment of investment properties(1)	759	8,942	13,072	29,044
EBITDAre	$31,519	$3,198	$48,092	$(24,771)

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(104)	$(98)	$(306)	$(292)
Loss on extinguishment of debt	—	—	1,356	—
Acquisition, terminated transaction and pre-opening expenses	—	146	—	994
Amortization of share-based compensation expense(2)	2,875	2,265	8,813	8,574
Non-cash ground rent and straight-line rent expense	33	80	84	237
Other income attributed to deposits for terminated transactions(3)	—	(26,750)	—	(28,750)
Other non-recurring expenses(4)	1,068	38	1,092	2,371
Adjusted EBITDAre attributable to common stock and unit holders	$35,391	$(21,121)	$59,131	$(41,637)
(1)    During the three and nine months ended September 30, 2021, the Company recorded a $0.3 million and $12.6 million impairment loss, respectively, related to Marriott Charleston Town Center, which was attributed to its net book value exceeding the undiscounted cash flows over a shortened hold period. Additionally, during the third quarter of 2021, Loews New Orleans Hotel was impacted by Hurricane Ida and the Company recorded an impairment loss of $0.5 million, which represents the write off of the net book value of property damaged during the storm. During the three and nine months ended September 30, 2020, the Company recorded an $8.9 million impairment loss related to Renaissance Austin Hotel, which was attributed to its carrying value exceeding the undiscounted cash flows over a shortened hold period. In addition, during the nine months ended September 30, 2020, the Company recorded goodwill impairments totaling $20.1 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to existing market weakness due to new supply and the material adverse impact that the COVID-19 pandemic had on the results of operations at each hotel.
(2)    During the nine months ended September 30, 2020, the Company reduced its corporate personnel in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had on the Company's results of operations. As a result, during the nine months ended September 30, 2020, the Company incurred accelerated amortization of $1.9 million related share-based compensation expense.
(3)    During the three and nine months ended September 30, 2020, the Company recognized other income of $26.8 million and $28.8 million, respectively, as a result of forfeited deposits from terminated transactions.
(4) During the three and nine months ended September 30, 2021, the Company recorded estimated hurricane-related repair and cleanup costs of $1.0 million related to the damage sustained at Loews New Orleans Hotel during Hurricane Ida. For the nine months ended September 30, 2020, the Company incurred $1.8 million of non-recurring expenses for severance related costs in connection with the reduction in corporate personnel. In addition, during the three and nine months ended September 30, 2020, the Company incurred non-recurring legal costs of $38 thousand and $0.5 million, respectively, to amend the terms of its debt.

The following is a reconciliation of net loss to FFO and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(22,717)	$(53,609)	$(123,437)	$(192,227)
Adjustments:
Depreciation and amortization related to investment properties	31,972	37,209	97,975	111,368
Impairment of investment properties(1)	759	8,942	13,072	29,044
FFO attributable to common stock and unit holders	$10,014	$(7,458)	$(12,390)	$(51,815)

Reconciliation to Adjusted FFO
Loss on extinguishment of debt	$—	$—	$1,356	$—
Acquisition, terminated transaction and pre-opening expenses	—	146	—	994
Loan related costs, net of adjustment related to non-controlling interests(2)	1,291	1,122	4,615	2,205
Amortization of share-based compensation expense(3)	2,875	2,265	8,813	8,574
Non-cash ground rent and straight-line rent expense	33	80	84	237
Other income attributed to deposits for terminated transactions(4)	—	(26,750)	—	(28,750)
Other non-recurring expenses(5)	1,068	38	1,092	2,371
Adjusted FFO attributable to common stock and unit holders	$15,281	$(30,557)	$3,570	$(66,184)
(1)    During the three and nine months ended September 30, 2021, the Company recorded a $0.3 million and $12.6 million impairment loss, respectively, related to Marriott Charleston Town Center, which was attributed to its net book value exceeding the undiscounted cash flows over a shortened hold period. Additionally, during the third quarter of 2021, Loews New Orleans Hotel was impacted by Hurricane Ida and the Company recorded an impairment loss of $0.5 million, which represents the write off of the net book value of property damaged during the storm. During the three and nine months ended September 30, 2020, the Company recorded an $8.9 million impairment loss related to Renaissance Austin Hotel, which was attributed to its carrying value exceeding the undiscounted cash flows over a shortened hold period. In addition, during the nine months ended September 30, 2020, the Company recorded goodwill impairments totaling $20.1 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to existing market weakness due to new supply and the material adverse impact that the COVID-19 pandemic had on the results of operations at each hotel.
(2)     Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.
(3)    During the nine months ended September 30, 2020, the Company reduced its corporate personnel in order to preserve capital over the long-term as a result of the material adverse impact COVID-19 has had on the Company's results of operations. As a result, during the nine months ended September 30, 2020, the Company incurred accelerated amortization of $1.9 million related share-based compensation expense.
(4)    During the three and nine months ended September 30, 2020, the Company recognized other income of $26.8 million and $28.8 million, respectively, as a result of forfeited deposits from terminated transactions.
(5) During the three and nine months ended September 30, 2021, the Company recorded estimated hurricane-related repair and cleanup costs of $1.0 million related to the damage sustained at Loews New Orleans Hotel during Hurricane Ida. For the nine months ended September 30, 2020, the Company incurred $1.8 million of non-recurring expenses for severance related costs in connection with the reduction in corporate personnel. In addition, during the three and nine months ended September 30, 2020, the Company incurred non-recurring legal costs of $38 thousand and $0.5 million, respectively, to amend the terms of its debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of September 30, 2021 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $0.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2020 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $2.4 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next two years are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt and entering into various interest rate swap agreements to hedge the interest rate exposure risk related to several variable rate loans. Refer to Note 5 in the accompanying condensed consolidated financial statements included herein, for our debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 6 in the accompanying condensed consolidated financial statements for more information on our interest rate swap derivatives.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2021, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$1,015	$4,653	$5,537	$249,160	$568,512	$655,765	$1,484,642	$1,535,832
Variable rate debt	—	—	—	31,000	—	—	31,000	30,268
Total	$1,015	$4,653	$5,537	$280,160	$568,512	$655,765	$1,515,642	$1,566,100
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.36%	4.38%	4.39%	4.12%	6.26%	4.81%	5.25%	5.175%
Variable rate debt	—	—	—	1.98%	—	—	1.98%	1.8706%
(1)    Excludes net mortgage loan premiums, discounts and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of September 30, 2021.
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

November 2, 2021

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)