Form 10-K
period 2021-12-31
Xenia Hotels & Resorts, Inc.
filed 2022-03-01
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the 113,128,642 shares of common stock held by non-affiliates of the registrant was approximately $2.12 billion based on the closing price of the New York Stock Exchange for such common stock as of June 30, 2021.
As of February 28, 2022, there were 114,320,592 shares of the registrant's common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be held on May 17, 2022, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2021 FORM 10-K ANNUAL REPORT
- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include statements about Xenia Hotels & Resorts, Inc.’s ("Xenia") plans, objectives, strategies, financial performance and outlook, trends, the short- and longer-term effects of the COVID-19 pandemic, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I-Item 1A. Risk Factors" and "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the risks and uncertainties related to the following:
•the short- and longer-term effects of the COVID-19 pandemic and variants of COVID-19, including decreased demand for travel, transient and group business, and levels of consumer confidence;
•actions that governments, businesses, and individuals take in response to the COVID-19 pandemic and variants of COVID-19, including limiting or banning travel, limiting the number of attendees at events, and social distancing requirements;
•the impact of and actions taken in response to the COVID-19 pandemic and variants of COVID-19 or any future resurgence on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending;
•the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic or variants of COVID-19, including the ability to provide adequate staffing levels required to effectively operate our hotels and meet customer needs;
•the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations;
•the pace of economic and travel industry recovery following the COVID-19 pandemic and variants of COVID-19;
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
•inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance which could result in reduced operating profit margins;
- ii -

•levels of spending in transient or group business and leisure segments as well as consumer confidence;
•declines in occupancy ("OCC") and average daily rate ("ADR");
•decreased business travel for in-person meetings due to technological advancements in virtual meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment;
•fluctuations in the supply of hotels due to hotel construction and/or renovation and expansion of existing hotels and demand for hotel rooms;
•changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors, and online travel agencies and changes in the markets where we own hotels;
•events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters;
•cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems;
•our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels;
•our ability to maintain good relationships with our third-party hotel management companies and franchisors;
•our failure to maintain and/or comply with required brand operating standards;
•our ability to maintain our brand licenses at our hotels;
•relationships with labor unions and changes in labor laws, including increases to minimum wages;
•retention and attraction of our senior management team or key personnel;
•our ability to identify and consummate additional acquisitions and dispositions of hotels;
•our ability to integrate and successfully operate any hotel properties that we acquire in the future and the risks associated with these hotel properties;
•the impact of hotel renovations, repositionings, redevelopments and re-branding activities;
•our ability to access capital for renovations, acquisitions and general operating needs on terms and at times that are acceptable to us;
•the fixed cost nature of hotel ownership;
•our ability to service, restructure or refinance our debt;
•changes in interest rates and operating costs, including labor and service related costs;
•compliance with regulatory regimes and local laws;
•uninsured or underinsured losses, including those relating to natural disasters, civil unrest, terrorism or cyber-attacks and the physical effects of climate change;
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
- iii -

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
The "Company," "Xenia," "we," "our" or "us" means Xenia Hotels & Resorts, Inc. and one or more of its subsidiaries (including XHR LP (the "Operating Partnership") and XHR Holding, Inc. (together with its wholly-owned subsidiaries, "XHR Holding")), or, as the context may require, Xenia Hotels & Resorts, Inc. only, the Operating Partnership only or XHR Holding only.

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

DISCLAIMER

None of the Brand Companies or their respective directors, officers, agents or employees are issuers of the shares described herein or had responsibility for the creation or contents of this Annual Report. None of the Brand Companies or their respective
- iv -

directors, officers, agents or employees make any representation or warranty as to the accuracy, adequacy or completeness of any of the following information, including any financial information and any projections of future performance. The Brand Companies do not have an exclusive relationship with us and will continue to be engaged in other business ventures, including the acquisition, development, construction, ownership or operation of lodging, residential and vacation ownership properties, which are or may become competitive with the properties held by us.

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
•"Fairmont," "Hilton," "Hyatt," "Kimpton," "Loews," and "Marriott" mean Fairmont Hotels & Resorts, Hilton Worldwide Inc., Hyatt Corporation, Kimpton Hotel & Restaurant Group, LLC, Loews Hotels, Inc. and Marriott International, Inc., respectively, as well as their respective parents, subsidiaries or affiliates.
- v -

PART I
Item 1. Business
General
Xenia Hotels & Resorts, Inc. is a Maryland corporation that primarily invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of December 31, 2021, the Company collectively owned 97.9% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.1% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of December 31, 2021, the Company owned 34 lodging properties with a total of 9,659 rooms.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida, 32801, and our telephone number is (407) 246-8100. The Company’s website is www.xeniareit.com. The information contained on our website, or that can be accessed through our website, neither constitutes part of this Annual Report on Form 10-K nor is incorporated by reference herein.
The following chart shows our structure as of December 31, 2021:
(1)Ownership percentages include vested and unvested LTIP partnership units which may or may not vest based on the passage of time and meeting certain market-based performance objectives.

Impact of COVID-19 on our Business
The onset and global spread of the COVID-19 pandemic led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement phased, multi-step policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows in 2020 and continuing into 2021. As a result of the COVID-19 pandemic, the majority of our hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of our lodging properties had resumed operations by the end of May 2021.
Leisure demand gradually improved during the second half of 2020, a trend that accelerated during the first seven months of 2021. We also began to see increasing levels of demand for both business transient and group business during the second quarter and into July 2021. In August and September 2021, however, we began to experience a softening in demand due to the impact of the Delta variant and a seasonal decline in leisure demand. Occupancy rebounded in October and November 2021 before declining again in December 2021 as COVID-19 case counts, positivity ratios and hospitalizations began to increase in many parts of the U.S. Additionally, many companies delayed their office re-openings and return to work timelines and, during the fourth quarter, we began to experience group business cancellations for meetings held in early 2022. We have estimated the impact of these cancellations, net of cancellation and attrition revenue and events that have been rebooked, to be approximately $5.0 million. There remains significant uncertainty regarding the pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. We may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines and boosters, breakthrough cases, and new variants of COVID-19, as well as the ongoing local and national response to the virus including indoor mask mandates, group size limitations and other restrictions. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
Business Objectives and Growth Strategies
As a result of the COVID-19 pandemic and the ongoing recovery, it was necessary during 2021 to continue to focus primarily on our balance sheet flexibility and liquidity and on the safe and efficient operation of our properties.

In May 2021, we issued $500 million of 4.875% Senior Notes due in 2029 and used the net proceeds to repay in full the borrowings under our revolving credit facility, prepay in full our corporate credit facility term loan maturing in August 2023 and repay the mortgage loan collateralized by Kimpton Hotel Palomar Philadelphia. As of December 31, 2021, we do not have any debt maturities until 2024.
We also worked with our lenders to complete amendments to our revolving credit facility and our one remaining corporate credit facility term loan. These amendments have provided flexibility as we move through the pandemic toward eventual recovery, however, as further described in this Annual Report, they also resulted in certain restrictions during the covenant waiver period.
We continued to be prudent with the use of our cash liquidity through capital expenditures below our historical averages prior to the onset of COVID-19 and continued suspension of our dividend through 2021.

Looking Forward

Over the long-term, we intend to turn our focus back to our primary objective and growth strategy of allocating capital in a high-quality diversified portfolio of uniquely positioned luxury and upper upscale hotels and resorts with a focus on the Top 25 lodging markets as well as key leisure destinations in the U.S. We invest at valuation levels that we believe will generate attractive risk-adjusted returns. We pursue this objective through the following investment and growth strategies:
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
-    Asset Characteristics. We generally pursue uniquely positioned hotels in the luxury and upper upscale segments that are affiliated with leading brands as we believe these segments yield attractive risk-adjusted returns. Within these segments, we seek hotels that will provide guests with a distinctive lodging experience, often tailored to reflect local market environments, which draws demand from both business and leisure transient and group business segments. We seek properties with desirable locations within their markets, exceptional facilities, and other competitive advantages that are hard to replicate. We also favor properties that can be purchased below estimated replacement cost. We believe our focus on uniquely positioned luxury and upper upscale hotel assets allows us to seek appropriate investments that are well-suited for specific markets.
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
Our Financing and Capital Strategy
In response to the impact of the COVID-19 pandemic, we took preemptive actions to preserve our liquidity and manage our cash flow, such as reducing non-essential spending, revisiting our near term investment strategies, including strategic dispositions, reducing corporate employee payroll costs, restructuring and/or repaying our debt agreements, and the issuance of $500 million of 6.375% Senior Notes due in 2025 (the "2020 Senior Notes") and $500 million of 4.875% Senior Notes due in 2029 (the "2021 Senior Notes" and, together with the 2020 Senior Notes, "the Senior Notes"). The Company also suspended its quarterly dividend after payment of the first quarter dividend in April 2020. We believe these actions have positioned us well to manage our operations throughout the COVID-19 pandemic and its recovery. We believe our strong balance sheet will also help position us to manage through this downturn and to capitalize on investment opportunities that arise. As of December 31, 2021, we had a total of $554.2 million of cash on hand, including $36.9 million of restricted cash primarily set aside to maintain our hotels. Our weighted-average debt maturity as of December 31, 2021 was 3.7 years for our mortgage loans, 5.2 years for our corporate credit facility term loan, the Senior Notes, and revolving credit facility and 4.8 years for all debt. Our total debt had a weighted-average interest rate of 5.18%.
We strive to maintain a flexible capital structure that puts us in a position to be opportunistic in allocating capital for investment. We seek to maintain a modest amount of leverage and closely monitor our near term debt maturities. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities, as well as with debt financings utilizing staggered maturities. Our debt includes a revolving credit facility, a corporate credit facility term loan, the Senior Notes, mortgage loans collateralized by our hotel properties, or leasehold interests under the ground leases on our hotel properties, and may include other types of private and public debt in the future.
From time to time, we may also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. We have been authorized to repurchase up to $175 million of the Company's outstanding common stock (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2021, the Company had approximately $94.7 million remaining under its share repurchase authorization. The terms of our amended corporate credit facilities currently prohibit us from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.
We may also issue new equity or debt and use the proceeds from such issuances to acquire assets, make capital improvements that yield attractive risk-adjusted returns on investment, or for general corporate purposes. We have an "at-the-market" program (the "ATM program") available for selling common stock with an aggregate gross offering price of up to $200 million. From time to time we may sell shares under the ATM program to raise capital when we believe conditions are advantageous. The ATM program was upsized in May 2021 and had $200 million available for sale as of December 31, 2021. We may issue equity under this program or other equity issuance programs if we determine that shares can be sold at an attractive price and there is a compelling use for such proceeds. We may have restrictions on the use of proceeds raised from equity capital during our covenant waiver period.
Subject to loan restrictions during our covenant waiver period and the indentures governing the Senior Notes, we anticipate using a portion of cash flows generated from operations to fund future acquisitions as well as for property redevelopments, return on investment initiatives, working capital requirements, lease payments and, at times, payment of dividends and share repurchase programs. Subject to market conditions, we intend to repay amounts outstanding under our revolving credit facility and/or other debt from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, sale of assets and cash flows from operations.
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
We face competition for the acquisition of hotels from other REITs, private equity firms, institutional investors, hedge funds, specialty finance companies, insurance companies, governmental bodies, foreign investors and other entities. Some of these competitors have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof. In addition, these competitors seek financing through the same channels that we do. Therefore, we compete for funding in a market where funds for real estate investment may decrease or grow at a rate that is less than the underlying demand.

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
Cyclicality
The lodging industry is cyclical and generally its growth or contraction follows the overall economy, as has been the case during the COVID-19 pandemic. There is a history of increases and decreases in demand for and supply of hotel rooms, in occupancy levels and in rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given segments of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can cause significant volatility in results for owners of hotel properties. From time to time cyclicality may be disrupted by significant events as was the case during 2020 as a result of the COVID-19 pandemic which continued to impact the lodging industry in 2021. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues.
Regulations
General
Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotels has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our hotels must comply with applicable provisions of the Americans with Disabilities Act (the "ADA"), to the extent that such hotels are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in substantial capital expenditures, imposition of fines and/or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one and we will continue to assess our hotels and to make alterations as appropriate in this respect.
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
Insurance
We, or our third-party management companies, carry commercial general liability, commercial property including extended coverage and business interruption, terrorism, cyber risk and umbrella liability coverage on all of our hotels and earthquake, wind, flood, hurricane and environmental coverage on hotels in areas where we believe such coverage is warranted, in each case with deductibles and limits of liability that we believe are adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to, war or acts of God which are not insurable.

Human Capital
Corporate Employees
As of December 31, 2021, we had 34 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have implemented protocols in order to minimize the spread of COVID-19 in our corporate office, including the adoption of return to work health guidelines and processes, the relocation of workstations to allow for proper social distancing and providing personal protective equipment, disinfectants and continuous protocol training and communication.

We are guided by our core values, which include civility, ethics and integrity, and a commitment to quality. These principles continuously serve as a reminder to uphold an inclusive, respectful and tolerant work culture; and to always demonstrate the highest standards of professional conduct. We do not tolerate discrimination in any form and believe equal employment opportunity is a fundamental principle. We maintain policies and programs that provide the framework for fostering and supporting a diverse and inclusive work environment which contribute to the overall corporate culture at Xenia, leading to the recruitment, retention, and growth of a qualified and successful workforce. As of December 31, 2021, our corporate workforce was comprised of approximately 38% women and 41% ethnic and racial minorities.

We believe we offer competitive compensation and benefits programs and frequently benchmark our compensation and benefits package against those in our industry and in similar disciplines. Our benefit programs include an employee stock grant program, health plan options with generous cost-sharing and health savings account contributions, dental, vision, life and disability insurance, a retirement plan with matching employer contributions, tuition reimbursements, qualified parking benefits, significant amounts of paid time off and a remote work policy. We are also committed to cultivating our employees through training and development, including leadership training, professional certifications, continuing education and professional memberships, performance management through annual performance reviews and feedback, health and wellness programs and team-building programs. We have also been recognized by the Orlando Sentinel as a Top 100 Workplace.

Hotel Employees

All persons employed in the day-to-day operations of our hotels are employees of our third-party managers. Employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. Many of our third-party managers are publicly traded companies which issue their own respective annual reports with disclosures regarding their human capital policies and objectives and which provide greater detail about their employees and human capital programs and policies.
Our History
Prior to February 3, 2015, Xenia was a wholly-owned subsidiary of InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc. or "InvenTrust"), its former parent. On February 3, 2015, Xenia was spun off from InvenTrust through a taxable pro rata distribution by InvenTrust of the outstanding common stock of Xenia to holders of record of InvenTrust's common stockholders as of the close of business on January 20, 2015 (the "Distribution"). In connection with and in order to effectuate the separation and distribution, we and InvenTrust entered into a Separation and Distribution Agreement, among other agreements. These agreements provided for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and governed certain relationships between us and InvenTrust after the separation. On February 4, 2015, Xenia’s Common Stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR." As a result of the Distribution, the Company became a stand-alone, publicly-traded company.
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
•The land underlying three of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
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
The COVID-19 pandemic has led governments and other authorities to impose or recommend, at various times and to varying degrees, measures intended to control its spread, including shelter-in-place orders, business and school closures, restrictions on travel, border closings, quarantines, limitations on social or public gatherings, other social distancing measures and also implement phased, multi-step policies of re-opening regions of the country. As a result, the pandemic has significantly disrupted the global economy and commercial activities across many industries, including in particular, the travel, group meeting and conference, lodging and hospitality industries. The effects of the COVID-19 pandemic on the lodging industry have been unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows in 2020 and continuing in 2021 with the impact of resurgences and variants. As a result, the COVID-19 pandemic and its consequences have had and are expected to continue to have a material adverse impact on our business, results of operations, cash flows and financial condition.
Our current portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses. In response to the significant reduction in demand throughout our portfolio due to the pandemic as well as safety measures implemented, we temporarily suspended or curtailed operations at most of our hotels and resorts during a portion of 2020 and these operations remained depressed during 2021 consistent with lower occupancy rates at our hotels and resorts which resulted in materially lower revenues in 2021 and 2020 compared to pre-pandemic levels. We have been and may in the future be forced to limit occupancy, close restaurants, bars, spas and other amenities at certain of our hotels and resorts, which also adversely impacted our revenues and is expected to continue to negatively impact our revenues as long as the COVID-19 pandemic continues. While we have implemented significant cost reduction measures, our hotels and resorts' high proportion of fixed costs make it difficult to further reduce costs to the extent required to offset declining revenues. Additionally, the COVID-19 pandemic has had and may in the future have an adverse effect on our ability to execute on our acquisition and disposition strategy. We cannot predict with certainty when or whether business levels will return to normalized levels after the effects of the pandemic subside or whether hotels and resorts that have recommenced operations will be forced to shut down operations, impose additional restrictions or reduce operations due to a resurgence of COVID-19 cases and new variants.
In light of the rapidly evolving nature of COVID-19 and the uncertainty it has produced around the world, we do not believe it is possible to predict with certainty the longevity of the COVID-19 pandemic or the pandemic's cumulative and ultimate impact on our future business, results of operations, cash flows and financial condition. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend largely on future developments, including the duration and extent of the spread of COVID-19 both globally and within the United States, the prevalence of local, national, and international travel restrictions, the ability to effectively and widely manufacture and distribute vaccines and boosters and individual's willingness to take vaccines and boosters, the availability, use, and effectiveness of COVID-19 testing, including at-home testing kits, the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic or its future variants, including the ability to provide adequate staffing levels required to operate our hotels, the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending, the impact on capital and financial markets and on the U.S. and global economies, and governmental or regulatory orders that impact our business, all of which are highly uncertain and cannot be predicted. Moreover, even after travel restrictions and advisories are lifted and vaccines and boosters continue to be distributed and readily available, demand for hotels and resorts, including business travel and group meetings, may remain depressed for a significant length of time, and we cannot predict with certainty if and when demand will return to pre-COVID-19 levels. In addition, we cannot predict whether business travel for in-person meetings will decrease over the long-term due to technological advancements in and consumer acceptance and adaptation to virtual meetings and/or changes in guest and consumer preferences. To the extent that the COVID-19 pandemic continues to materially and adversely affect our business, results of operations, cash flows and financial condition, it may also have the effect of heightening many of the other risks described in these "Risk Factors" or elsewhere in this Annual Report. Any of the foregoing factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, will materially adversely impact our business, results of operations, cash flows and financial condition.
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
•oil prices and travel costs;
•increases in the cost of imported goods and materials, including those used for hotel renovations and other projects, due to changes in international tariffs and/or supply chain disruptions and/or shortages due to reductions in international imports;
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
Our financial performance is subject to global and regional economic conditions and their impact on levels of discretionary business and consumer spending. Some of the factors that have an impact on discretionary spending include general economic conditions, GDP growth, worldwide or regional recession, corporate earnings and investment, unemployment, consumer debt, reductions in net worth, taxation, inflation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Our portfolio consists of luxury and upper upscale hotels and resorts, and consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in reservations and an increase in cancellations, and thus result in lower revenue. Downturns in worldwide or regional economic conditions, such as the current economic downturn resulting from the COVID-19 pandemic, have led to a general decrease in transient business, group business, leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our hotels and resorts. A continuing shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.

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
In our portfolio, 30 of the 34 hotels that we owned as of December 31, 2021 operate under brands owned by Marriott, Hyatt and Kimpton. As a result, our success is dependent in part on the continued success of Marriott, Hyatt and Kimpton and their respective brands. We believe that brands help to drive demand and increase guest loyalty. Consequently, if market recognition or the positive perception of Marriott, Hyatt and/or Kimpton brands is reduced or compromised, the goodwill associated with the Marriott-, Hyatt- and/or Kimpton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott, Hyatt and/or Kimpton were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott, Hyatt and/or Kimpton could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in Texas, California, and Florida, which exposes our business to the effects of regional events and occurrences. We also have a concentration of hotels that are upper upscale and luxury, which exposes us to the effects of changes in demand for these types of properties.

We have a concentration of hotels in Texas, California and Florida. Specifically, as of December 31, 2021, approximately 23%, 20%, and 13% of rooms in our portfolio were located in Texas, California and Florida, respectively. The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities, negative trends in the industry sectors that are concentrated in these markets and more severe restrictions related to COVID-19, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which we are concentrated. In addition, our hotels may be subject to the effects of adverse acts of nature, such as winter storms, hailstorms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage to our hotels in specific geographic locations, including in the Texas, California and Florida markets. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken, and/or long-term power outages are resolved. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event. As a result of this geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and adverse acts of nature than other areas in the United States.
In addition, our portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities, event space and amenities, including spas and golf courses, some of which may have limited operations to comply with implemented safety measures and ongoing restrictions and to accommodate reduced staffing levels. We continue to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities, and we may be required or elect to take additional actions based on their recommendations. Under these circumstances, there may be developments that require us to further adjust our operations. We cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases in the future. We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will lag behind the recovery of other industries.
Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially impede our growth.
A key element of our business strategy is to invest in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the Top 25 lodging markets as well as key leisure destinations in the United States. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility and corporate credit facility term loan, our mortgage loans, the use of retained cash flows and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.

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
Operational Risks
The land underlying three of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We lease the land underlying three of our hotels and/or meeting facilities from third-parties as of December 31, 2021. Two of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the third is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these three hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 37 years. Assuming all renewal options are exercised, the average remaining term is 70 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
Several of our hotels are subject to condominium regimes or master associations with conditions, covenants, and restrictions placed on our properties; therefore, we are subject to risks associated with this type of real estate ownership.

Several of our hotels are subject to either a condominium regime or a master association with certain conditions, covenants, and restrictions placed on our property. The management and operation of a condominium or association is generally controlled by a board representing the owners of the individual condominium units or land making up the association, subject to the terms of the related condominium rules, by-laws, or declarations. Generally, the consent of a majority of the board members is required for any actions of the board and a unit owner’s ability to control decisions of the board are generally related to the number of units owned by such owner as a percentage of the total number of units or square footage in the condominium or association. In certain cases, we do not have a majority of votes on the condominium or association board, which result in the Company not having control of the related condominium or association. The board of managers or directors of the related condominium or association generally has discretion to make certain decisions affecting the condominium or association, and we cannot provide any assurances that we will have any control over decisions made by the board of managers or directors. Even if our designated board members, either through control of the appointment and voting of sufficient members of the condominium or association board or by virtue of other provisions in the related condominium or association documents, have consent rights over actions by the condominium associations or other owners, we cannot assure you that the condominium board will not take actions that would materially adversely affect our properties. Thus, decisions made by that board of managers or directors, including regarding assessments to be paid by the unit owners, insurance to be maintained on the condominium and many other decisions affecting the maintenance of that condominium or association, may have a significant adverse impact on our condominium or association interests. The condominium or association board is generally responsible for administration of the affairs of the condominium or association, including providing for maintenance and repair of common areas, adopting rules and regulations regarding common areas, and obtaining insurance and repairing and restoring the common areas of the property after a casualty and the condominium or association board may have the right to control the use of casualty proceeds. In addition, the board generally has the right to assess individual owners for their share of expenses related to the operation and maintenance of the common elements. In the event that an owner of another unit fails to pay its allocated assessments, we may be required to pay such assessments in order to properly maintain and operate the common elements of the property.
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

Ownership of hotels is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate properties. Access to the capital that we need to maintain and renovate existing properties and to acquire new properties is critical to the continued growth of our business and revenues and to remain competitive. We may not be able to fund capital improvements for our existing hotels or acquisitions of new hotels solely from cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to maintain our qualification as a REIT and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures or hotel redevelopment through retained earnings may be restricted. Consequently, we may have to draw down on our revolving credit facility, enter into new loans or rely upon the availability of new financing arrangements or equity capital to fund capital improvements. Our ability to access additional capital could also be limited by the terms of our corporate credit facilities and the indentures governing the Senior Notes, which restricts our ability to incur debt under certain circumstances.

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
Hotel operating expenses, such as expenses for labor (including the costs of wages and benefits provided by our operators to hotel employees), fuel, utilities, insurance and real estate tax, and costs to comply with new and evolving cleanliness standards are not fixed and may increase in the future. Any increases would cause our cash flow and our operating results to decrease. If we are unable to offset these decreases with sufficient revenue across our portfolio, it could materially and adversely affect our results of operations and profitability and our ability to pay distributions and to service our indebtedness could be materially and adversely affected.
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

In order for us to maintain our qualification as a REIT, third-parties must operate our hotels. We lease each of our hotels to our TRS lessees. Our TRS lessees, in turn, have entered into management agreements with third-party management companies to operate our hotels. We could be materially and adversely affected if any of our third-party managers fail to provide quality services and amenities, fail to properly and adequately provide staffing for our hotels, fail to maintain a quality brand name or otherwise fail to manage our hotels in our best interest, and we can be financially responsible for the actions and inactions of our third-party managers pursuant to our management agreements. In addition, our hotel managers or their affiliates may manage, and in some cases may own, may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, our hotel managers may make decisions regarding competing lodging facilities that are not in our best interests. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. If we are unable to reach satisfactory results through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute, or submit the matter to third-party dispute resolution, the outcome of which may be unfavorable to us.

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
The third-party hotel management companies that operate our hotels rely on information technology networks and systems, including the Internet and cloud-based storage systems, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing, building and property management systems, point of sale systems, and operating data. We have limited contractual ability to require our third-party management companies to implement new or enhanced cyber-security platforms. They may purchase some of their information technology from vendors, on whom our and their systems will depend, and the third-party hotel managers will rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, including personally identifiable information. We will depend upon the secure transmission of this information over public networks. Certain of our third-party hotel management companies’ networks and storage applications have already been and in the future may continue to be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our third-party hotel managers’ systems could harm us, and we may be financially responsible for certain damages arising out of the harm such events cause to third-parties pursuant to our management agreements. As a result, such incidents could have a material impact on our business and adversely affect our financial condition, financial reporting abilities, and results of operations.
Certain of our third-party hotel management companies, including Marriott, Hilton and Kimpton, and various other vendors used by our third-party hotel management companies have publicly released statements disclosing cyber-attacks and/or unauthorized access to their guest reservation, point-of-sale systems, and other sensitive databases, some of which have or may have impacted our hotels and the guests that have used our hotels' services and amenities. Although we and our third-party hotel management companies carry cyber and/or privacy liability insurance, this insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches and does not protect against brand reputational risk which may impact future customer loyalty. Furthermore, such insurance may not be available to us or our third-party hotel management companies on commercially reasonable terms, or at all, which could lead to a material adverse effect on our results of operations and financial condition upon the occurrence of such cyber-attack and/or unauthorized access events.
At our corporate headquarters, in addition to maintaining our own cyber-risk insurance policy, the Company is continuously working to maintain secure information technology systems and to provide ongoing employee awareness training around phishing, malware, ransomware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. However, these proactive measures may not deter every occurrence of cyber-attacks and/or unauthorized access events of our own corporate systems.
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
The credit agreements governing our revolving credit facility and our corporate credit facility term loan as well as the indentures governing our Senior Notes contain customary covenants with which we must comply, which limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, incur liens on assets, enter into new types of businesses, engage in mergers, liquidations or consolidations, sell assets, make restricted payments (including the payment of dividends and other distributions), enter into negative pledges or limitations on the ability of subsidiaries to make certain distributions or to guarantee the indebtedness under the credit agreements, engage in certain transactions with affiliates, enter into sale and leaseback transactions, make investments and capital expenditures, acquire real estate assets, enter into speculative hedging transactions, change our fiscal year and make certain payments and prepayments with respect to subordinated debt. The credit agreements also contain financial covenants relating to our maximum total leverage ratio, maximum secured leverage ratio, maximum secured recourse leverage ratio, minimum fixed charge coverage ratio, minimum consolidated tangible net worth, minimum unsecured interest coverage ratio, minimum liquidity, and set a minimum number of unencumbered properties we must own and a minimum value for such unencumbered properties. Any other credit facility or other loans that we enter into may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our continued ability to borrow under the revolving credit facility and any other credit facility that we may obtain will be subject to compliance with these covenants and our ability to meet these covenants will be adversely affected if U.S. lodging fundamentals do not continue to improve when and to the extent that we expect. In addition, our failure to comply with these covenants, as well as our inability to make required payments under the credit agreements or any future debt agreement, could cause an event of default under the credit agreements, which, if not waived, could result in the termination of the financing commitments under the credit agreement governing our revolving credit facility and the acceleration of the maturity of the outstanding indebtedness thereunder and under the credit agreement governing our corporate credit facility term loan, or could cause an event of default under such future debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on property-level secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, the credit agreements contain, and any future debt agreements may contain, cross-default provisions with respect to certain other recourse and non-recourse indebtedness and contain certain other events of default which would similarly, in each case, give the lenders under the credit agreements the right to terminate such financing commitments and accelerate the maturity of such indebtedness under the credit agreements or give the lenders under such other agreement the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on our credit agreements or any other debt agreements, it could materially and adversely affect us.
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
We have borrowed money, some of which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our indebtedness and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2021, approximately $30.6 million, or 2%, of our total debt outstanding, bore interest at variable rates which was not hedged by interest rate protection agreements. The remaining balance of our variable debt was either fixed for the entire term of the loan or for a portion of the remaining term of the loan using interest rate hedge agreements.
The expected London Inter-Bank Offered Rate ("LIBOR") phase-out and the transition to other benchmarks may adversely affect our results of operations.
We have a substantial amount of variable rate debt and interest rate swaps indexed to LIBOR. In 2017, the U.K. Financial Conduct Authority ("FCA") announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the "Federal Reserve") has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to the phaseout of LIBOR could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could have an uncertain impact on our cost of funds, our receipts or payments under agreements that rely on LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
We are currently monitoring and evaluating the related risks. Additional risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
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
We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2021, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings clause". If we were to rely on a REIT "savings clause", we would have to pay a penalty tax, which could be material.
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
Our TRS, and any other domestic TRS we form, will be subject to U.S. federal, state and local income tax on their taxable income, which will consist of the revenues from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us. In certain circumstances the ability of our TRS to deduct interest expense could be limited. Accordingly, although our ownership of our TRS lessees will allow us to participate in the operating income from our hotels in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us.
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
From time to time, we dispose of properties in transactions that are intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code ("Section 1031 Exchanges"). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to effect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. In addition, in some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders or service our indebtedness. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders, and we may be required to make a special dividend payment to our shareholders if we are unable to mitigate the taxable gains realized. Moreover, Section 1031 Exchanges now only apply to real property and do not apply to any related personal property transferred with the real property. As a result, any appreciated personal property that is transferred in connection with a Section 1031 Exchange of real property will cause gain to be recognized, and such gain is generally treated as non-qualifying income for the REIT 95% and 75% gross income tests. Any such non-qualifying income could have an adverse effect on our REIT status.
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
Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code could substantially limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument hedges risk of interest rate or currency fluctuations on indebtedness incurred or to be incurred to carry or acquire real estate assets, (ii) the instrument hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) the instrument was entered into to “offset” certain instruments described in clauses (i) or (ii) of this sentence and certain other requirements are satisfied and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements is likely to constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous to us or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with interest rate fluctuations or other changes than we would otherwise want to bear.
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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the Internal Revenue Service and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock. In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. We cannot predict the long-term effect of any recent changes or any future law changes on REITs and their stockholders, and we and our stockholders could be adversely affected by any such change.

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
•changes in accounting principles;
•events beyond our control, such as wars, terrorist or cyber-attacks, travel-related health concerns, including pandemics, government shutdowns and closures, and natural disasters; and
•general market and economic conditions, including factors unrelated to our operating performance, including inflation.
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
Due to the material adverse impact that the COVID-19 pandemic continues to have on our results of operations, we suspended our quarterly distributions to holders of our common stock after the first quarter of 2020. All distributions will be made at the discretion of our Board of Directors and will depend on our historical and projected results of operations, EBITDAre, Adjusted EBITDAre, FFO, Adjusted FFO, liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under our financing arrangements and applicable law and other factors as our Board of Directors may deem relevant from time to time. No assurance can be given that our projections will prove accurate or that any level of distributions will be made or sustained or achieve a market yield. We may not be able to make distributions in the future or may need to consider various funding sources to cover any shortfall, including borrowing under the revolving credit facility, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable share dividends. Any of the foregoing could cause the market price of our common stock to decline significantly.
Additionally, the terms of the revolving credit facility and the corporate credit facility term loan (together with the revolving credit facility, the “corporate credit facilities”), as well as the indentures governing the Senior Notes (the “indentures”), limit our ability to make dividends, distributions and other restricted payments during certain periods. The corporate credit facilities restrict the Operating Partnership from making any dividend or other distribution with respect to any of its equity interests, except under limited circumstances, including to us for the payment of our operating costs and general and administrative expenses and to the Operating Partnership’s partners, including us, in an amount per fiscal year required to maintain our REIT status or of up to one cent per share of our common stock per fiscal quarter, whichever is greater. These restrictions will remain in effect until the Operating Partnership is able to demonstrate compliance with its financial covenants under the corporate credit facilities for the period ending June 30, 2022, unless the existing covenant waiver period is earlier terminated. The indentures contain similar terms and limitations. These limitations could cause the market price of our common stock to decline significantly.
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

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent and/or severe storms, hurricanes, flooding, freeze events, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our properties, operations and business. Climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotel properties, operations or business. To the extent climate change causes changes in weather patterns, our coastal markets could also experience increases in storm frequency and/or intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards.

Uninsured and underinsured losses at our hotels could materially and adversely affect our revenues and profitability.

We intend to maintain or require our third-party management companies to maintain comprehensive insurance on each of our current hotels and any hotels that we acquire, including property, liability, cyber, fire, and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates and/or acceptable terms. Various types of catastrophic losses, like windstorms, earthquakes, wildfires, and floods caused by climate change or otherwise, and losses from foreign and domestic terrorist activities and mass casualty events may not be insurable, subject to higher deductibles and/or low sub-limits, or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance at our sole cost. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.

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

During the global financial crisis that began in 2008, and following the onset of the COVID-19 pandemic in 2020, the domestic financial markets experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. If there are periods of volatility and weakness in the capital and credit markets in the future, the availability of debt financing could decline. Our business may be affected by market and economic challenges experienced by the U.S. or global economy or real estate industry as a whole or by the local economic conditions in the markets in which our hotels are located, including the dislocations in the credit markets and general global economic recession. For the following and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments. Specifically, these conditions may have the following consequences:

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2021, we owned a portfolio of 34 hotels and resorts across 14 states. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring uniquely positioned luxury and upper upscale hotels and resorts primarily in the Top 25 lodging markets and key leisure destinations in the U.S.
Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 88.2% of our rooms operating under Marriott, Hyatt or Kimpton brands. The following table sets forth our brand affiliations as of December 31, 2021:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	5	586	6.1%
Marriott	3	1,449	15.0%
Renaissance	1	522	5.4%
The Ritz-Carlton	2	567	5.9%
Westin	2	875	9.0%
Subtotal	13	3,999	41.4%

Hyatt
Andaz	3	451	4.7%
Hyatt Centric	1	120	1.2%
Hyatt Regency	4	2,377	24.6%
Park Hyatt	1	327	3.4%
The Unbound Collection	1	119	1.2%
Subtotal	10	3,394	35.1%

Kimpton	7	1,124	11.6%

Fairmont	2	730	7.6%

Loews	1	285	3.0%

Hilton - Waldorf Astoria	1	127	1.3%

Total portfolio	34	9,659	100%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2021(1):

Hotel	Rooms	Year Acquired/Opened	State	Brand Affiliation	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah	151	2013	GA	Hyatt	Hyatt	L
Bohemian Hotel Celebration, Autograph Collection	115	2013	FL	Marriott	Kessler	UU
Bohemian Hotel Savannah Riverfront, Autograph Collection	75	2012	GA	Marriott	Kessler	UU
Fairmont Dallas	545	2011	TX	Fairmont	Accor	L
Fairmont Pittsburgh	185	2018	PA	Fairmont	Accor	L
Grand Bohemian Hotel Charleston, Autograph Collection	50	2015	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, Autograph Collection	99	2015	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, Autograph Collection(4)	247	2012	FL	Marriott	Kessler	UU
Hyatt Centric Key West Resort & Spa	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Grand Cypress	779	2017	FL	Hyatt	Hyatt	UU
Hyatt Regency Portland at the Oregon Convention Center	600	2019	OR	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara(5)	505	2013	CA	Hyatt	Hyatt	UU
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch	493	2017	AZ	Hyatt	Hyatt	UU
Kimpton Canary Hotel Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Chicago	191	2013	IL	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Denver	189	2013	CO	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Kimpton Hotel Palomar Philadelphia	230	2015	PA	Kimpton	Kimpton	UU
Kimpton Lorien Hotel & Spa	107	2013	VA	Kimpton	Kimpton	UU
Kimpton RiverPlace Hotel	85	2015	OR	Kimpton	Kimpton	UU
Loews New Orleans Hotel	285	2013	LA	Loews	Loews	L
Marriott Dallas Downtown	416	2010	TX	Marriott	Marriott	UU
Marriott San Francisco Airport Waterfront(4)	688	2012	CA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	345	2007	TX	Marriott	Marriott	UU
Park Hyatt Aviara Resort, Golf Club & Spa	327	2018	CA	Hyatt	Hyatt	L
Renaissance Atlanta Waverly Hotel & Convention Center(4)	522	2012	GA	Marriott	Renaissance	UU
The Ritz-Carlton, Denver	202	2018	CO	Marriott	Marriott	L
The Ritz-Carlton, Pentagon City(4)(5)	365	2017	VA	Marriott	Marriott	L
Royal Palms Resort & Spa, The Unbound Collection by Hyatt	119	2017	AZ	Hyatt	Hyatt	L
Waldorf Astoria Atlanta Buckhead	127	2018	GA	Hilton	Waldorf Astoria	L
Westin Galleria Houston	469	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria	406	2013	TX	Marriott	Westin	UU
(1)    Includes only the hotels in our portfolio as of December 31, 2021.
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
(3)    "L" refers to Luxury and "UU" refers to Upper Upscale as defined by STR.
(4)    This property is subject to mortgage debt as of December 31, 2021.
(5)    This hotel is subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements- Ground Leases" for more information.

Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 34 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a management agreement with an independent third-party hotel management company. Approximately 15% of our portfolio (by room count as of December 31, 2021), which we refer to as "franchised hotels", are also operated under distinct franchise agreements, two of which are with an affiliate of the hotel’s management company. Approximately 85% of our portfolio (by room count as of December 31, 2021) are operated pursuant to a management agreement, which we refer to as "brand-managed hotels."
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
Of our brand-managed hotels, approximately 38% of our hotels (by room count as of December 31, 2021) are managed by Marriott and its affiliates, approximately 37% are managed by Hyatt, approximately 12% are managed by Kimpton, and the remainder are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term of between 10 to 30 years, and have an average remaining term of approximately 12 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. The average remaining term of our management agreements assuming the exercise of all renewal options is approximately 26 years.
Fees
Our management agreements for brand-managed hotels typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fee is typically 3.0% of gross hotel revenues or receipts, but ranges from approximately 2.0% to 4.0%, the highest of which also include fees for additional non-management services. The incentive management fees range from 8% to 30% of net operating income (or other similar metrics, such as gross operating profit, as defined in the management agreement) remaining after deducting a priority return typically equal to 8.5% to 11% of total capital investment in the hotel. We also pay certain accounting services fees to the management companies in a majority of the agreements. Our management agreements also typically require the maintenance of furniture, fixtures and equipment replacement reserves ("FF&E reserves) ranging between 3% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels. In response to the COVID-19 pandemic, certain of our third-party managers temporarily suspended required contributions to the FF&E reserves. In addition, in certain cases, we had the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such FF&E reserves was subject to lender approval for hotels encumbered by mortgage loans and, in some cases, was required to be replenished. As of December 31, 2021, we had used $17.8 million of FF&E reserves for working capital purposes and had replenished all required amounts.
Termination Events
Performance Termination
Most of the management agreements for our brand-managed hotels align our interests with those of the management company by providing us with a right to terminate the agreement if the management company fails to achieve certain criteria relating to the performance of the hotel. We generally may have the opportunity to elect to terminate an agreement due to performance if, during any two consecutive year period, (i) the hotel fails to achieve a specified amount of operating profit, and (ii) certain operating metrics of the hotel, as compared to a competitive set of hotels in the relevant local market as agreed between the parties, fail to exceed a specified threshold as set forth in the applicable management agreement. In substantially all of the management agreements for brand-managed hotels, the management company has a right to avoid a performance termination by paying an amount equal to the amount by which the operating profit for the two-year period was less than the performance termination threshold, as set forth in the applicable management agreement. In some cases, our right to terminate a management agreement based on performance is subject to certain exceptions related to force majeure events and/or disruption due to large scale renovations.
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
Additionally, the management company typically has the right to terminate the management agreement in certain situations, including the occurrence of certain actions with respect to a mortgage or our interference with the management company’s ability to operate the hotel by failing to approve required capital improvements or expenditures or by failing to complete or commence required repairs after damage or destruction to the hotel. Most of our management agreements do not require payment of liquidated damages in the event of an early termination; however, our Marriott brand-managed hotels require us to establish a reserve fund out of gross revenues to be used in the event of a termination. The fund is to be used to reimburse the management company for all costs and expenses incurred by the management company that relate to (i) the operation of the hotel prior to termination but that accrue after termination, (ii) the management company terminating its employees and/or (iii) the payment of any pending or contingent claims, depending on the agreement.
Sale of a Hotel
The management agreements for our brand-managed hotels generally provide that we cannot sell a hotel to a person who: (i) does not have sufficient financial resources, (ii) is of bad moral character, (iii) is a competitor to the brand, or (iv) is a specially designated national or blocked person, as set forth in the applicable management agreement. Under most agreements, we will default if we proceed with a sale without the management company’s consent and the assignment of the hotel’s management agreement. Some of the agreements provide that our sale or transfer of the hotel to an affiliate does not require us to obtain the consent of the management company.
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
Term
The management agreements for our franchised hotels generally contain initial terms between 10 and 15 years with an average remaining initial term of approximately three years. None of these agreements contemplate a renewal or extension of the initial term or can be extended without our consent.
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 2.0% to 3.0% of gross hotel revenue. The incentive management fees range from 10% to 30% of net operating income (or other similar metrics, as defined in the management agreement) remaining after deducting a priority return typically equal to 9.25% of total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements.

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
Sale of a Hotel
In order to sell a hotel, the management agreements for franchised hotels require us to terminate the management agreement and pay a fee to the management company. However, in some cases, we may avoid such fees if the new owner is either assigned the agreement or enters into a new agreement with the management company.
Franchise Agreements
Our franchised hotels operate under franchise agreements with Marriott. Pursuant to our franchise agreements, we are granted rights to use the franchisor’s name, marks and systems in the operation of our hotels. Franchisors also provide us with a variety of services and benefits, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. In return, our TRS lessees, as the franchisees, are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees must comply, and ensure consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To ensure our compliance, most of the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor. We are also required to participate in the applicable loyalty rewards program for each brand.
Term
Our franchise agreements contain initial terms of 15 to 20 years, with an average remaining initial term of approximately seven years. None of our franchise agreements contemplate any renewals or extensions of the initial term.
Fees
Our franchise agreements require that we pay a royalty fee ranging between 3% and 6.5% of the rooms revenue of the applicable hotel and, in some cases, an additional fee of 2% on gross food and beverage revenue or an additional marketing, reservation or other program fee of 1.5% of the gross rooms revenue as well as other fees. In addition, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards. Under certain franchise agreements, such expenditures are mandated at set periods, with at least some level of expenditure required every five to six years. Many franchise agreements also require the maintenance of FF&E reserves of 4%

of hotel revenues to be used for capital expenditures to maintain the quality of the hotels. In response to the COVID-19 pandemic, the franchisors temporarily suspended required contributions to the FF&E reserves and permitted us to utilize the funds for hotel operating expenses. The usage of such FF&E reserves, in certain cases, was subject to replenishment and all required funds had been replenished as of December 31, 2021.
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
Guarantee and Franchisor Rights
The TRS lessee that is the franchisee is responsible for making all payments to the franchisor under the applicable franchise agreement; however, Xenia Hotels & Resorts, Inc., XHR LP and/or the corresponding property-owning subsidiary generally guarantee the TRS lessee’s obligations under the franchise agreements. In addition, some of the franchise agreements require that we provide the franchisor with a right of first refusal in the event of certain sales or transfers of a hotel and almost all of our agreements provide the franchisor the right to approve any change in the hotel’s management company.
TRS Leases
In order for us to maintain our qualification as a REIT, neither our company nor any of our subsidiaries, including the Operating Partnership, may directly or indirectly operate our hotels. Subsidiaries of our Operating Partnership, as lessors, lease our hotels to our TRS lessees, which, in turn, are parties to the existing management agreements with third-party hotel management companies for each our hotels. In response to the COVID-19 pandemic, we temporarily abated rent payable under substantially all of the TRS leases.

Ground Leases

The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2021 associated with land underlying our hotels and meeting facilities that we lease from third-parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent(1)	Base Rent Increases at Renewal	Lease Type
Ground Lease: Entire Property
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years(2)	$62,013	No increase unless lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
The Ritz-Carlton, Pentagon City	May 7, 2040	2 x 25 years	$53,375	Fair market rent adjustment at commencement of lease renewal	Triple Net
Ground Lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights	$11,137(3)	Not applicable	Triple Net
(1)    In addition to minimum rent, the Company may owe percentage rent. In particular, Hyatt Regency Santa Clara incurs percentage rent based on a percentage of rooms revenue and ballroom receipts, which exceeded the minimum base rent for the years ended December 31, 2021 and 2019. The Ritz-Carlton, Pentagon City incurs the greater of (i) minimum base rent or (ii) five percent (5%) of rooms revenues and, for the years ended December 31, 2021 and 2019, percentage rent exceeded minimum base rent.
(2)    The Company has a right of first refusal to purchase all or a portion of certain areas covered by the two separate leases.
(3)     The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index. The monthly minimum or base rent in this chart is for the period from January 1, 2021 through December 31, 2021.

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
Shareholder Information
As of February 25, 2022, there were 11,847 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by banks, brokers and other financial institutions. Also as of February 28, 2022, there were 12 holders (other than our Company) of our Operating Partnership Units comprising certain of our executive officers and members of our Board of Directors, which includes unvested long-term incentive plan partnership units ("LTIP Units"). LTIP Units may or may not vest based on the passage of time and meeting certain market-based performance objectives. Of the 2,467,472 LTIP Units outstanding at December 31, 2021, 967,155 units had vested and were eligible for redemption. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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

Common Stock
The Company has suspended its quarterly dividend in order to preserve liquidity and did not declare any dividends during the year ended December 31, 2021.
The Company paid the following dividend on common stock during the year ended December 31, 2020 (1):

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
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2016 to the NYSE closing price per share on December 31, 2021, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on December 31, 2016 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

Total Return Performance
Index Value
$200
$150
$100
$50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Xenia Hotels & Resorts, Inc.
DJUSHL REIT Index
Russell 2000 Index
FTSE NAREIT Equity Index

The actual returns shown on the graph above are as follows:

	Value of Investment at December 31,
Name	2016	2017	2018	2019	2020	2021
Xenia Hotels & Resorts, Inc.	$100.00	$117.67	$98.52	$130.62	$95.80	$114.14
DJUSHL REIT Index	100.00	103.14	85.82	94.15	62.86	74.72
Russell 2000 Index	100.00	113.14	99.37	122.94	145.52	165.45
FTSE NAREIT Equity Index	100.00	108.67	104.28	134.17	127.30	179.87

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to purchase up to $175 million of our outstanding common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. We are prohibited under the terms of the amended corporate credit facilities from repurchasing common stock until we achieve compliance with applicable debt covenants and the covenant waiver period ends.
No shares were purchased as part of the Repurchase Program during the year ended December 31, 2021. During the year ended December 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2019. As of December 31, 2021, the Company had approximately $94.7 million remaining under its share repurchase authorization.

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
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the Top 25 lodging markets as well as key leisure destinations in the U.S. As of December 31, 2021, we owned 34 hotels and resorts, comprising 9,659 rooms across 14 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton and The Kessler Collection.
We plan to grow our business through a differentiated acquisition strategy, aggressive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected hotel revenue growth. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities that best fit our investment criteria. We own and pursue hotels and resorts in the luxury and upper upscale hotel segments that are affiliated with premium leading brands, as we believe that these segments yield attractive risk-adjusted returns. Within these segments, we focus on hotels and resorts that will provide guests with a distinctive lodging experience and that are tailored to reflect local market environments.
We also seek properties that exhibit an opportunity for us to enhance operating performance through aggressive asset management and targeted capital investment. While we do not operate our hotel properties, our asset management team and our executive management team monitor and work with our hotel managers by conducting regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives. We interact frequently with our management companies and on-site management personnel, including conducting regular meetings with key executives of our management companies and brands. Through these efforts, we seek to enhance the guest experience, improve property efficiencies, lower costs, maximize revenues, and grow property operating margins which we expect will increase long-term returns to our stockholders.
Impact of COVID-19 on our Business
The onset and global spread of the COVID-19 pandemic led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement multi-step phased, policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows in 2020 and continuing into 2021. As a result of the COVID-19 pandemic, the majority of our hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of our lodging properties had resumed operations by the end of May 2021.

Leisure demand gradually improved during the second half of 2020, a trend that accelerated during the first seven months of 2021. We also began to see increasing levels of demand for both business transient and group business during the second quarter and into July 2021. In August and September 2021, however, we began to experience a softening in demand due to the impact of the Delta variant and a seasonal decline in leisure demand. Occupancy rebounded in October and November 2021 before declining again in December 2021 as COVID-19 case counts, positivity ratios and hospitalizations began to increase in many parts of the U.S. Additionally, many companies delayed their office re-openings and return to work timelines and, during the fourth quarter of 2021, we began to experience group business cancellations for meetings being held in early 2022. We have estimated the impact of these cancellations, net of cancellation and attrition fees and events that have been rebooked, to be approximately $5.0 million. The decline in demand extended into January 2022 while the preliminary results for February 2022 show a substantial rebound. There remains significant uncertainty regarding the pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. We may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines and boosters, breakthrough cases, and new variants of COVID-19, as well as the ongoing local and national response to the virus including indoor mask mandates, group size limitations and other restrictions. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
Market Outlook
The impact of the COVID-19 pandemic on the global and U.S. economy and the travel industry in particular has been unprecedented, causing a severe impact to our operations beginning in the first quarter of 2020 and continuing through 2021.
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an annual rate of approximately 5.7% during 2021, according to the U.S. Department of Commerce, in contrast to a decrease of approximately 3.5% during 2020. The increase in GDP during the year ended December 31, 2021 reflected increases in all major subcomponents, led by personal consumption expenditures (PCE), nonresidential fixed investment, exports, residential fixed investment and private inventory investment. During the fourth quarter of 2021, GDP increased at an annual rate of 6.9%, representing an increase from the annual rate of 2.3% in the third quarter of 2021. The increase during the fourth quarter of 2021 reflected increases in private inventory investment, exports, PCE and nonresidential fixed investment that were partially offset by decreases in federal, state and local government spending. In addition, the unemployment rate fell to 3.9% in December 2021 from 4.8% in September 2021 and 5.9% in June 2021. The unemployment rate has declined considerably from the April 2020 high of 14.7% but remains slightly above the pre-pandemic rate of 3.5% rate in February 2020.
The U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the general U.S. economy which is largely due to the persistence of the COVID-19 pandemic, new variants of COVID-19, continued and reinstated governmental restrictions on travel and large gatherings in certain markets, delays in office re-openings and return to work timelines and sentiment towards business and leisure travel as a result of the pandemic. Additionally, we expect it will take longer for the lodging industry to return to pre-pandemic levels than it will for the broader economy and many other industries. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to industry-wide labor shortages and expected increases in wages as well as ongoing supply chain issues which may impact the hotels' ability to source operating supplies and other materials.
Demand increased 37.8% and new hotel supply increased by 5.2% during the year ended December 31, 2021 compared to 2020. The significant increase in demand led to an increase in industry RevPAR of 58.2% for the year ended December 31, 2021 compared to 2020, which was driven by an increase in occupancy of 31.1% coupled with a 20.7% increase in ADR. All U.S. data for the year ended December 31, 2021 are per industry reports.
Significant Events
The following significant events occurred during the year ended December 31, 2021:
•In May 2021, we issued $500 million of 4.875% Senior Notes due in 2029, which we refer to as the 2021 Senior Notes, at a price equal to 100% of face value. We utilized the net proceeds to repay in full the borrowings under our revolving credit facility, prepay in full our corporate credit facility term loan maturing in August 2023 and repay the mortgage loan collateralized by Kimpton Hotel Palomar Philadelphia.
•In May 2021, in connection with the issuance of the 2021 Senior Notes, we effectuated additional amendments to our revolving credit facility and our one remaining corporate credit facility term loan. These additional amendments, among other things, (i) extended the covenant waiver period under the corporate credit facilities, (ii) increased the minimum liquidity covenant level during the covenant waiver period and eliminated the minimum liquidity covenant after the covenant waiver period ends, (iii) adjusted mandatory prepayment requirements, (iv) increased the ability for the Operating Partnership to acquire properties and (v) increased capacity for capital expenditures during the covenant waiver period.
•In August 2021, we entered into an agreement to sell the 352-room Marriott Charleston Town Center, located in Charleston, West Virginia, for a sale price of $5.0 million. The sale closed in November 2021 and the net proceeds from the disposition were used for general corporate purposes. In connection with the sale, we recorded a total impairment loss of $12.6 million in 2021.
•In November 2021, we entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago, located in Chicago, Illinois, for a price of $36.0 million. The sale closed in January 2022 and the net proceeds from the disposition will be used for general corporate purposes. In connection with the planned sale, we recorded an impairment loss of $15.7 million in 2021.

Our Customers
We generate a significant portion of our revenue from the following broad customer groups: transient business, group business and contract business. Transient business broadly represents individual business or leisure travelers. Historically, business travelers have made up the majority of transient demand at our hotels. Therefore, we will be more affected by trends in business travel than trends in leisure demand. Group business represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. Contract business refers to blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates. Airline crews have historically been typical generators of contract demand at some of our hotels. Additionally, contract rates may be utilized by hotels that are located in markets that are experiencing consistently lower levels of demand.
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
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as RevPAR; ADR; occupancy; EBITDA, EBITDAre and Adjusted EBITDAre; FFO and Adjusted FFO. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO.
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
Impairment Estimates
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

Results of Operations
Operating Results Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 92.4% to $103.64 for the year ended December 31, 2021, compared to $53.88 for the year ended December 31, 2020. The increase in our total portfolio RevPAR for the year ended December 31, 2021 compared to the same period in 2020 was driven by increases in both occupancy and ADR due to a recovery from the COVID-19 pandemic.
Net loss decreased 12.1% for the year ended December 31, 2021 compared to 2020, which was primarily attributed to:
•an increase in operating income of $157.9 million from our current portfolio of 34 hotels as a result of a recovery from the COVID-19 pandemic;
•a $22.5 million reduction in operating loss attributed to one hotel sold during the fourth quarter of 2021 and four hotels sold during the fourth quarter of 2020;
•a $1.6 million increase attributed to business interruption proceeds; and
•a $0.3 million reduction in loss on extinguishment of debt attributed to the write off of unamortized debt issuance costs associated with the repayment of debt.
These increases were offset by:
•a $0.1 million loss in 2021 compared to a $93.6 million gain in 2020 on the sale of investment properties;
•a $31.2 million reduction in other income attributed to costs associated with the termination of four interest rate hedges in 2021 and the recognition of non-recurring forfeited deposits for terminated transactions in 2020;
•a $19.3 million increase in interest expense attributed to a higher weighted-average interest rate coupled with an increase in weighted-average debt outstanding;
•a $16.6 million reduction in income tax benefit attributed primarily to the utilization of the net operating loss carryback provisions of the CARES Act in 2020;
•a $1.4 million increase in impairment and other losses; and
•a $0.4 million increase in corporate general and administrative expenses.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders increased 308.9% and 134.1%, respectively, for the year ended December 31, 2021 compared to 2020, which was attributable to a recovery from the COVID-19 pandemic on the Company's results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net (loss) income attributable to common stock and unit holders.
Portfolio Composition
As of December 31, 2021 and 2020, the Company owned 34 lodging properties with a total of 9,659 rooms and owned 35 lodging properties with a total of 10,011 rooms, respectively. As of December 31, 2019, the Company owned 39 lodging properties with a total of 11,245 rooms.

The following represents the disposition details for the properties sold in the years ended December 31, 2021, 2020 and 2019 (in thousands, except number of rooms):

Property	Date	No. of Rooms	Gross Sale Price
Marriott Charleston Town Center	11/2021	352	$5,000
Total for the year ended December 31, 2021		352	$5,000

Residence Inn Boston Cambridge	10/2020	221	$107,500
Marriott Napa Valley Hotel & Spa	10/2020	275	$100,096
Hotel Commonwealth	11/2020	245	$113,000
Renaissance Austin Hotel	11/2020	492	$70,000
Total for the year ended December 31, 2020		1,233	$390,596

Marriott Chicago at Medical District/UIC	12/2019	113	$10,000
Marriott Griffin Gate Resort & Spa	12/2019	409	51,500
Total for the year ended December 31, 2019		522	$61,500
No hotels were acquired during the years ended December 31, 2021 and 2020. The following represents our acquisitions activity for the year ended December 31, 2019 (in thousands, except number of rooms):

Property	Location	Date	No. of Rooms	Net Purchase Price
Hyatt Regency Portland at the Oregon Convention Center	Portland, OR	12/2019	600	$190,000

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
Number of properties at January 1	35	39	(4)
Properties disposed	(1)	(4)	(3)
Number of properties at December 31	34	35	(1)
Number of rooms at January 1	10,011	11,245	(1,234)
Rooms in properties disposed or combined during property improvements(1)	(352)	(1,234)	882
Number of rooms at December 31	9,659	10,011	(352)

Portfolio Statistics:
Occupancy(2)	47.5%	27.1%	2,040 bps
ADR(2)	$218.41	$198.88	9.8%
RevPAR(2)	$103.64	$53.88	92.4%
Hotel operating income (in thousands)(3)	$170,141	$18,243	832.6%
(1)     During the year ended December 31, 2021, we disposed of one hotel with 352 rooms. During the year ended December 31, 2020, we disposed of four hotels with 1,233 rooms and reduced the room count by one at Grand Bohemian Hotel Mountain Brook, Autograph Collection.
(2)    For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.
(3)    Hotel operating income represents the difference between total revenues and total hotel operating expenses.

As a result of the impact of the COVID-19 pandemic, we temporarily suspended operations at certain of our hotels and resorts for a portion of 2020 and 2021. The following represents the status of our hotels and resorts at the end of each quarter during the year ended December 31, 2020:

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
(1)    We re-commenced operations at one hotel and sold four hotels during the fourth quarter of 2020. Hyatt Regency Portland at the Oregon Convention Center was our only hotel with suspended operations as of December 31, 2020.
Hyatt Regency Portland at the Oregon Convention Center re-commenced operations in May 2021 and we sold one hotel during the fourth quarter of 2021. All 34 of our hotels and resorts were open and operating as of December 31, 2021.
Revenues
Revenues increased significantly compared to 2020 driven by increases in occupancy and ADR due to a recovery from the COVID-19 pandemic and as a result of a greater number of open and operating hotels during 2021 when compared to 2020. Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2021	2020	Increase	% Change
Revenues:
Rooms revenues	$377,020	$217,960	$159,060	73.0%
Food and beverage revenues	173,035	105,857	67,178	63.5%
Other revenues	66,133	45,959	20,174	43.9%
Total revenues	$616,188	$369,776	$246,412	66.6%
Rooms revenues
Rooms revenues increased by $159.1 million, or 73.0%, to $377.0 million for the year ended December 31, 2021 from $218.0 million for the year ended December 31, 2020 due to increases in occupancy and ADR due to a recovery from the COVID-19 pandemic and as a result of a greater number of open and operating hotels during 2021 when compared to 2020. This increase is net of a reduction of $16.3 million attributed to the sale of Marriott Charleston Town Center in November 2021, Marriott Napa Valley Hotel & Spa and Residence Inn Boston Cambridge in October 2020 and Hotel Commonwealth and Renaissance Austin Hotel in November 2020 (collectively, "the one hotel sold in the fourth quarter of 2021 and the four hotels sold in the fourth quarter of 2020").
Food and beverage revenues
Food and beverage revenues increased by $67.2 million, or 63.5%, to $173.0 million for the year ended December 31, 2021 from $105.9 million for the year ended December 31, 2020 due to a recovery from the COVID-19 pandemic and as a result of a greater number of open and operating hotels during 2021 when compared to 2020. This increase is net of a reduction of $4.9 million attributed to the one hotel sold in the fourth quarter of 2021 and the four hotels sold in the fourth quarter of 2020.
Other revenues
Other revenues increased by $20.2 million, or 43.9%, to $66.1 million for the year ended December 31, 2021 from $46.0 million for the year ended December 31, 2020 due a recovery from the COVID-19 pandemic and as a result of a greater number of open and operating hotels during 2021 when compared to 2020. This increase is net of reductions of $1.7 million in revenues from cancellations and attrition and $2.3 million attributed to the one hotel sold in the fourth quarter of 2021 and the four hotels sold in the fourth quarter of 2020.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	Increase	% Change
Hotel operating expenses:
Rooms expenses	$93,538	$71,986	$21,552	29.9%
Food and beverage expenses	125,233	93,487	31,746	34.0%
Other direct expenses	18,258	12,996	5,262	40.5%
Other indirect expenses	186,517	161,418	25,099	15.5%
Management and franchise fees	22,501	11,646	10,855	93.2%
Total hotel operating expenses	$446,047	$351,533	$94,514	26.9%
Total hotel operating expenses
Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs which have increased during the last year. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the services and amenities provided to guests.
Total hotel operating expenses increased $94.5 million, or 26.9%, to $446.0 million for the year ended December 31, 2021 from $351.5 million for the year ended December 31, 2020, primarily due to the extent and timing of the impact of the COVID-19 pandemic and as a result of a greater number of open and operating hotels during 2021 when compared to 2020. This increase is net of a reduction of $25.8 million in hotel operating expenses attributed to the one hotel sold in the fourth quarter of 2021 and the four hotels sold in the fourth quarter of 2020.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	Increase / (Decrease)	% Change
Depreciation and amortization	$129,393	$146,511	$(17,118)	(11.7)%
Real estate taxes, personal property taxes and insurance	40,888	50,955	(10,067)	(19.8)%
Ground lease expense	1,153	2,031	(878)	(43.2)%
General and administrative expenses	30,776	30,402	374	1.2%
Gain on business interruption insurance	(1,602)	—	(1,602)	(100.0)%
Acquisition, terminated transaction and pre-opening expenses	1	994	(993)	(99.9)%
Impairment and other losses	30,416	29,044	1,372	4.7%
Total corporate and other expenses	$231,025	$259,937	$(28,912)	(11.1)%
Depreciation and amortization
Depreciation and amortization expense decreased $17.1 million, or 11.7%, to $129.4 million for the year ended December 31, 2021 from $146.5 million for the year ended December 31, 2020. The decrease was primarily attributed to a reduction in depreciation expense related to the one hotel sold in the fourth quarter of 2021 and the four hotels sold in the fourth quarter of 2020 and due to the timing of fully depreciated furniture, fixtures, and equipment during the comparable periods.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $10.1 million, or 19.8%, to $40.9 million for the year ended December 31, 2021 from $51.0 million for the year ended December 31, 2020. The decrease was primarily attributed to a reduction in assessed real estate values and successful property tax appeals totaling $5.3 million, offset by increases in insurance premiums of $2.3 million and reductions related to the one hotel sold in the fourth quarter of 2021 and the four hotels sold in the fourth quarter of 2020.

Ground lease expense
Ground lease expense decreased $0.9 million, or 43.2%, to $1.2 million for the year ended December 31, 2021 from $2.0 million for the year ended December 31, 2020, which was primarily attributable to abatement of rent associated with the ballroom lease at Hyatt Regency Santa Clara from March 2020 through September 2021.
General and administrative expenses
General and administrative expenses increased $0.4 million, or 1.2%, to $30.8 million for the year ended December 31, 2021 from $30.4 million for the year ended December 31, 2020 primarily due to increases in bonus and stock compensation offset by reductions in corporate personnel, legal fees related to loan amendments and an increase in corporate employee retention credits. General and administrative expenses for 2021 and 2020 include non-cash stock compensation amortization expense of $11.6 million and $10.9 million, respectively.
Gain on business interruption insurance
Gain on business interruption insurance was $1.6 million for the year ended December 31, 2021, which was attributed to insurance proceeds of $1.1 million for a portion of lost revenue associated with cancellations in 2020 related to the COVID-19 pandemic and lost income of $0.5 million in 2021 as a result of damage from the Texas winter storms in February 2021.
Acquisition, terminated transaction and pre-opening expenses
Acquisition, terminated transaction and pre-opening expenses decreased to $1 thousand for the year ended December 31, 2021 from $1.0 million for the year ended December 31, 2020, due to a decrease in non-recurring charges associated with terminated transactions costs.
Impairment and other losses
We recorded impairment charges of $30.4 million and $29.0 million during years ended December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, we recorded an impairment loss of $12.6 million for the 352-room Marriott Charleston Town Center to reduce the carrying value of the long-lived asset to its fair value. The impairment was the result of a shortened estimated hold period due to the expected sale. The hotel was sold in November 2021. Additionally, in November 2021, we entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago for a sale price of $36.0 million and the buyer funded an at-risk deposit. As a result of the shortened estimated hold period due to the expected sale, we recorded an impairment loss of $15.7 million for this property. The hotel was sold in January 2022.
In August 2021, Hurricane Ida impacted one of our lodging properties, Loews New Orleans Hotel located in New Orleans, Louisiana. As a result, we recorded an impairment loss of $0.5 million for the three and nine months ended September 30, 2021, which represented the write off of the estimated historical cost, net of accumulated depreciation, of property damaged during the hurricane. During the three months ended December 31, 2021, we determined it was probable that we would receive insurance proceeds to replace the property damage and subsequently recorded a recovery of the $0.5 million.
Additionally, during the year ended December 31, 2021, we expensed $1.1 million of hurricane-related repair and cleanup costs related to Loews New Orleans Hotel which sustained damage from Hurricane Ida as well as $0.4 million of winter storm-related repair and cleanup costs related to two hotels that experienced damage as a result of the Texas winter storms in February 2021. We also wrote off $0.6 million related to previously capitalized design costs for a renovation project that will no longer be completed due to a change of scope.
During the year ended December 31, 2020, we determined the carrying values of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their respective fair values and therefore recorded a total impairment charge of $20.1 million. The goodwill impairments were directly attributed to existing weakness due to new supply in the market and the material adverse impact the COVID-19 pandemic had on the results of operations. The fair value was estimated using a ten-year discounted cash flows approach. In addition, we recorded an impairment loss of $8.9 million related to Renaissance Austin Hotel as it was determined to have a shortened hold period due to the expected sale. The hotel was subsequently sold in November 2020.
Refer to Notes 2 and 8 to the accompanying consolidated financial statements included herein for further discussion.

Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	Increase / (Decrease)	% Change
Non-operating income and expenses:
(Loss) gain on sale of investment properties	$(75)	$93,630	$(93,705)	(100.1)%
Other (loss) income	(2,297)	28,911	(31,208)	(107.9)%
Interest expense	(81,285)	(61,975)	19,310	31.2%
Loss on extinguishment of debt	(1,356)	(1,625)	(269)	(16.6)%
Income tax (expense) benefit	(718)	15,867	16,585	(104.5)%
(Loss) gain on sale of investment properties
For the year ended December 31, 2021, after recognizing an impairment loss of $12.6 million, we recognized a loss of $75 thousand related to the sale of Marriott Charleston Town Center in November 2021. The gain on sale for the year ended December 31, 2020 was attributed to the disposition of Residence Inn Boston Cambridge and Marriott Napa Valley Hotel & Spa in October 2020 and Renaissance Austin Hotel in November 2020, which was offset by a loss on sale attributed to the disposition of Hotel Commonwealth in November 2020.
Other (loss) income
Other income decreased $31.2 million, or 107.9%, to a loss of $2.3 million for the year ended December 31, 2021 from income of $28.9 million for the year ended December 31, 2020. The decrease was primarily attributed to the recognition of $28.8 million of non-recurring forfeited deposits from terminated transactions during the year ended December 31, 2020. Additionally, the decrease includes the recognition of $2.8 million of costs associated with the termination of four interest rate hedges for the year ended December 31, 2021.
Interest expense
Interest expense increased $19.3 million, or 31.2%, to $81.3 million for the year ended December 31, 2021 from $62.0 million for the year ended December 31, 2020. This was primarily due to an increase in outstanding debt during portions of the year ended December 31, 2021 compared to 2020, coupled with an increase in the weighted-average interest rate. Refer to Note 6 in the consolidated financial statements included herein for further discussion.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased by $0.3 million, or 16.6%, to $1.4 million for the year ended December 31, 2021 from $1.6 million for the year ended December 31, 2020. The loss on extinguishment of debt during 2021 was attributable to the write off of unamortized debt issuance costs upon the early repayment of the corporate credit facility term loan due to mature in August 2023 and the mortgage loan collateralized by Kimpton Hotel Palomar Philadelphia.
The loss on extinguishment of debt during 2020 was attributable to the write off of unamortized debt issuance costs upon the repayment of two corporate credit facility term loans that were to mature in 2022 and the mortgage loan collateralized by Marriott Dallas Downtown as well as the assignment of the mortgage loan collateralized by Residence Inn Boston Cambridge upon its disposition.
Income tax (expense) benefit
Income tax benefit decreased $16.6 million, or 104.5%, to tax expense of $0.7 million for the year ended December 31, 2021 from a tax benefit of $15.9 million for the year ended December 31, 2020. The income tax expense for the year ended December 31, 2021 was primarily attributed to state gross margins taxes levied on gross revenues. The income tax benefit for the year ended December 31, 2020 was primarily attributed to utilization of the net operating loss carryback provisions of the CARES Act.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
This information is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021, and is incorporated herein by reference.
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
The following is a reconciliation of net (loss) income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(146,615)	$(166,886)	$57,243
Adjustments:
Interest expense	81,285	61,975	48,605
Income tax expense (benefit)	718	(15,867)	5,367
Depreciation and amortization	129,393	146,511	155,128
EBITDA	$64,781	$25,733	$266,343
Impairment of investment properties(1)	28,899	29,044	24,171
Loss (gain) on sale of investment properties	75	(93,630)	947
EBITDAre	$93,755	$(38,853)	$291,461
Depreciation and amortization related to corporate assets	(409)	(392)	(399)
Loss on extinguishment of debt	1,356	1,625	214
Acquisition, terminated transaction and pre-opening expenses	1	994	954
Amortization of share-based compensation expense(2)	11,615	10,930	9,380
Non-cash ground rent and straight-line rent expense	118	145	508
Other income attributed to forfeited deposits from terminated transactions(3)	—	(28,750)	—
Other non-recurring expenses(4)	1,622	2,568	—
Adjusted EBITDAre attributable to common stock and unit holders	$108,058	$(51,733)	$302,118
(1)    During the year ended December 31, 2021, we recognized impairment charges of $12.6 million and $15.7 million related to Marriott Charleston Town Center and Kimpton Hotel Monaco Chicago, respectively, which were attributed to their respective net book value exceeding the undiscounted cash flows over a shortened hold period. Additionally, during the year ended December 31, 2021, we wrote off $0.6 million related to previously capitalized design costs for a renovation project that will no longer be completed due to a change of scope. During the year ended December 31, 2020, we recorded an $8.9 million impairment loss related to Renaissance Austin Hotel as it was determined to have a shortened hold period due to the expected sale. In addition, during the year ended December 31, 2020, we recorded goodwill impairments totaling $20.1 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to existing market weakness due to new supply and the material adverse impact the COVID-19 pandemic had on the results of operations at each hotel. During the year ended December 31, 2019, we recognized a long-lived asset impairment charge of $14.8 million attributed to Marriott Chicago at Medical District/UIC and a goodwill impairment charge of $9.4 million attributed to Bohemian Hotel Savannah Riverfront, Autograph Collection.
(2)    During the year ended December 31, 2020, we reduced our corporate office staffing levels in order to preserve capital over the long-term as a result of the material adverse impact the COVID-19 pandemic has had on our results of operations. As a result, during the year ended December 31, 2020, we incurred $1.6 million of accelerated amortization of share-based compensation expense.
(3)    During the year ended December 31, 2020, we recognized other income of $28.8 million as a result of forfeited deposits from terminated transactions.
(4)    During the year ended December 31, 2021, we recorded estimated hurricane-related repair and cleanup costs of $1.1 million related to the damage sustained at Loews New Orleans Hotel during Hurricane Ida. Additionally, during the year ended December 31, 2021, we recorded Texas winter storm-related repair and cleanup costs of $0.4 million at two hotels. For the year ended December 31, 2020, we incurred $1.8 million of non-recurring expenses for severance related costs in connection with the reduction in corporate personnel. In addition, during the year ended December 31, 2020, we incurred non-recurring legal costs of $0.7 million to amend the terms of our debt.

The following is a reconciliation of net (loss) income to FFO and Adjusted FFO for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(146,615)	$(166,886)	$57,243
Adjustments:
Depreciation and amortization related to investment properties	128,984	146,119	154,729
Impairment of investment properties(1)	28,899	29,044	24,171
Loss (gain) loss on sale of investment property	75	(93,630)	947
FFO attributable to common stock and unit holders	$11,343	$(85,353)	$237,090
Reconciliation to Adjusted FFO
Loss on extinguishment of debt	1,356	1,625	214
Acquisition, terminated transaction and pre-opening expenses	1	994	954
Loan related costs, net of adjustment related to non-controlling interests(2)	5,952	3,874	2,452
Amortization of share-based compensation expense(3)	11,615	10,930	9,380
Non-cash ground rent and straight-line rent expense	118	145	508
Other income attributed to forfeited deposits from terminated transactions(4)	—	(28,750)	—
Other non-recurring expenses (income)(5)	1,622	2,568	—
Adjusted FFO attributable to common stock and unit holders	$32,007	$(93,967)	$250,598
(1)    During the year ended December 31, 2021, we recognized impairment charges of $12.6 million and $15.7 million related to Marriott Charleston Town Center and Kimpton Hotel Monaco Chicago, respectively, which were attributed to their respective net book value exceeding the undiscounted cash flows over a shortened hold period. Additionally, during the year ended December 31, 2021, we wrote off $0.6 million related to previously capitalized design costs for a renovation project that will no longer be completed due to a change of scope. During the year ended December 31, 2020, we recorded an $8.9 million impairment loss related to Renaissance Austin Hotel as it was determined to have a shortened hold period due to the expected sale. In addition, during the year ended December 31, 2020, we recorded goodwill impairments totaling $20.1 million for Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to existing market weakness due to new supply and the material adverse impact the COVID-19 pandemic had on the results of operations at each hotel. During the year ended December 31, 2019, we recognized a long-lived asset impairment charge of $14.8 million attributed to Marriott Chicago at Medical District/UIC and a goodwill impairment charge of $9.4 million attributed to Bohemian Hotel Savannah Riverfront, Autograph Collection.
(2)    Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(3)    During the year ended December 31, 2020, we reduced our corporate office staffing levels in order to preserve capital over the long-term as a result of the material adverse impact the COVID-19 pandemic has had on our results of operations. As a result during the year ended December 31, 2020, we incurred $1.6 million of accelerated amortization of share-based compensation expense.
(4)    During the year ended December 31, 2020, we recognized other income of $28.8 million as a result of forfeited deposits from terminated transactions.
(5)    During the year ended December 31, 2021, we recorded estimated hurricane-related repair and cleanup costs of $1.1 million related to the damage sustained at Loews New Orleans Hotel during Hurricane Ida. Additionally, during the year ended December 31, 2021, we recorded Texas winter storm-related repair and cleanup costs of $0.4 million at two hotels. For the year ended December 31, 2020, we incurred $1.8 million of non-recurring expenses for severance related costs in connection with the reduction in corporate personnel. In addition, during the year ended December 31, 2020, we incurred non-recurring legal costs of $0.7 million to amend the terms of our debt.
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
Liquidity
As of December 31, 2021, we had $517.4 million of consolidated cash and cash equivalents and $36.9 million of restricted cash and escrows. The restricted cash as of December 31, 2021 primarily consisted of $29.3 million related to FF&E reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $6.6 million primarily for real estate taxes and mortgage escrows and $1.0 million in deposits made for capital projects.
As of December 31, 2021, there was no outstanding balance on our revolving credit facility and the full $523 million is available to be borrowed. In February 2022, the availability under our revolving credit facility will decrease to $450 million through its maturity in February 2024. Proceeds from future borrowings may be used for working capital, general corporate or other purposes permitted by the revolving credit agreement (subject to certain additional restrictions during the covenant waiver period).
In response to the COVID-19 pandemic, certain of our third-party managers temporarily suspended required contributions to the FF&E reserves. In addition, in certain cases, we had the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such FF&E reserves was subject to lender approval for hotels encumbered by mortgage loans and, in certain cases, was required to be replenished. As of December 31, 2021, we had used $17.8 million of the FF&E reserves for working capital purposes and had replenished all required amounts.
We upsized the ATM program in May 2021. As a result, we had $200 million available for sale under the ATM program as of December 31, 2021. The terms of the amended revolving credit facility impose restrictions on the use of proceeds raised from equity issuances.
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

Debt and Loan Covenants
As of December 31, 2021, our outstanding total debt was $1.5 billion and had a weighted-average interest rate of 5.18%. Our weighted-average debt maturity as of December 31, 2021 was 3.7 years for our mortgage loans, 5.2 years for our corporate credit facility term loan, the Senior Notes, and revolving credit facility and 4.8 years for all debt.
Debt as of December 31, 2021 and December 31, 2020 consisted of the following (dollars in thousands):

	Rate Type		Rate(1)		Maturity Date		December 31, 2021	December 31, 2020
Mortgage Loans
Kimpton Hotel Palomar Philadelphia	Fixed	(2)	4.14%		1/13/2023	(3)	$—	$57,660
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed	(4)	4.45%		8/14/2024		100,000	100,000
Andaz Napa	Fixed	(5)	2.78%		9/13/2024		55,640	56,000
The Ritz-Carlton, Pentagon City	Fixed	(6)	5.47%		1/31/2025		65,000	65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026		56,796	57,857
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027		112,102	115,762
Total Mortgage Loans			4.44%	(7)			$389,538	$452,279
Corporate Credit Facilities
Corporate Credit Facility Term Loan $150M	Fixed	(8)	3.77%		8/21/2023	(3)	—	150,000
Corporate Credit Facility Term Loan $125M	Fixed	(9)	3.92%		9/13/2024		125,000	125,000
Revolving Credit Facility (10)	Variable		2.93%		2/28/2024	(3)	—	163,093
Total Corporate Credit Facilities							$125,000	$438,093
2020 Senior Notes $500M	Fixed		6.38%		8/15/2025		500,000	500,000
2021 Senior Notes $500M	Fixed		4.88%		6/1/2029		500,000	—
Loan premiums, discounts and unamortized deferred financing costs, net (11)							(20,307)	(15,892)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.18%	(7)			$1,494,231	$1,374,480
(1)The rates shown represent the annual interest rates as of December 31, 2021. The variable index for one mortgage loan is one-month LIBOR and for two mortgage loans is daily SOFR. The variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which is applicable for the value of all corporate credit facilities not subject to an interest rate hedge.
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
(4)A variable interest rate loan for which the interest rate has been fixed through October 2022, after which the rate reverts to variable.
(5)A variable interest rate loan for which the interest rate has been fixed on $25 million of the balance through October 2022, after which the rate reverts to variable.
(6)A variable interest rate loan for which the interest rate has been fixed through January 2023. The outstanding balance of this mortgage loan was repaid in January 2022 and the two interest rate swaps associated with this loan were terminated in connection with the repayment.
(7)Represents the weighted-average interest rate as of December 31, 2021.
(8)A variable interest rate loan for which LIBOR was previously fixed for $125 million of the balance through October 2022. The spread to LIBOR varied, as it was determined by the Company's leverage ratio. This loan was repaid in May 2021 and the interest rate swaps associated with this loan were redesignated in connection with the repayment.
(9)A variable interest rate loan for which LIBOR has been fixed through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the covenant waiver period.
(10)Commitments under the revolving credit facility total $523 million through February 2022, after which the total commitments will decrease to $450 million through maturity in February 2024.
(11)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Our mortgage loan agreements require contributions to be made to FF&E reserves. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants have been adjusted following the waiver periods.

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
We also entered into amendments for each of our then existing corporate credit facility term loans (collectively, the “June 2020 Term Loan Amendments” and together with the June 2020 Revolver Amendment, the “June 2020 Amendments”), which amended (i) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (the “Wells Term Loan Agreement”); (ii) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto (the "KeyBank 2015 Term Loan Agreement"); (iii) the Term Loan Agreement, dated as of August 21, 2018, by and among the Borrower, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto (the "PNC Term Loan Agreement"); and (iv) the Term Loan Agreement, dated as of September 13, 2017, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto. Such credit agreements, collectively with the Revolving Credit Agreement (as they have each been described herein), are referred to herein as the “Credit Agreements”.
The June 2020 Amendments, among other things, relieved the Borrower’s compliance with certain covenants under the Credit Agreements by (i) waiving the event of default caused by the Borrower’s noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020; (ii) suspending the testing of the leverage ratio covenant, the fixed charge coverage ratio covenant and the unsecured interest coverage ratio covenant thereunder, in each case, through the fiscal quarter ending March 31, 2021 (unless terminated earlier by the Borrower) (the “initial covenant waiver period”); and (iii) providing for a phased return to pre-amendment covenant levels by mid-2022. In addition, the amendments extended the maturity date for the $175 million corporate credit facility term loan agented by Wells Fargo Bank, National Association from February 2021 to February 2022.
The June 2020 Amendments added or modified certain restrictions and covenants, which are applicable during the covenant waiver period (defined below) and until the Borrower has thereafter demonstrated compliance with its financial covenants, including mandatory prepayment requirements and new negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A new minimum liquidity covenant also applies during the covenant waiver period.
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
In August 2020, in connection with the issuance of the $300 million of 2020 Senior Notes, the Company effectuated additional amendments to each of the Credit Agreements (the "August 2020 Amendments"). The August 2020 Amendments included permanent changes to the application of mandatory prepayments and enable us to acquire hotels by issuing equity. The August 2020 Amendments modified the mandatory prepayment provisions of each Credit Agreement by allowing us, in the event that the revolving credit facility outstanding balance is less than $350 million, to retain 55% of net proceeds raised through various actions, including debt issuances, equity issuances, and dispositions, for general corporate purposes with the remaining 45% being used to prepay the revolving credit facility (without a permanent reduction in the commitments thereunder), the Wells Term Loan Agreement and the KeyBank 2015 Term Loan Agreement.
In October 2020, the Company further amended each of the Credit Agreements (the "October 2020 Amendments"), other than the Wells Term Loan Agreement and the KeyBank 2015 Term Loan Agreement, which were repaid in full upon consummation of the October 2020 Amendments. The October 2020 Amendments (i) increased commitments under the revolving credit facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024, reflecting a two year extension of the maturity date of the revolving credit facility; (ii) extended the initial covenant waiver period through year end 2021 and extended the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023; (iii) modified the mandatory prepayment provisions of each Credit

Agreement by allowing us in the event that the revolving credit facility outstanding balance is less than $350 million, to apply 50% of the net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its revolving credit facility (without a permanent reduction in the commitments thereunder), with the balance of the proceeds retained by the Company; and (iv) extended the minimum liquidity covenant through the second quarter of 2022.
In May 2021, in connection with the issuance of the 2021 Senior Notes, the Company repaid in full the PNC Term Loan Agreement and effectuated additional amendments to the Credit Agreements for our revolving credit facility and our one remaining corporate credit facility term loan (the "May 2021 Amendments"). The May 2021 Amendments, among other things, (i) further extended the initial covenant waiver period under the remaining corporate credit facilities until the date that financial statements are required to be delivered thereunder for the fiscal quarter ending June 30 2022 (as so extended, unless earlier terminated by the Operating Partnership in accordance with the terms of the corporate credit facilities, the "covenant waiver period") and extended the modification of certain financial covenants, once quarterly testing resumes, through the second quarter of 2023, (ii) increased the minimum liquidity covenant level during the covenant waiver period from $100 million to $150 million and eliminated the minimum liquidity covenant after the covenant waiver period ends, (iii) adjusted the mandatory prepayment requirements under the corporate credit facilities to limit the requirement to repay loans using net proceeds of certain asset sales and debt or equity issuances solely to the Operating Partnership’s revolving credit facility, (iv) increased the ability for the Operating Partnership to acquire properties and (v) increased capacity for capital expenditures during the covenant waiver period under the corporate credit facilities.
As of December 31, 2021, there was no outstanding balance on the revolving credit facility. During the years ended December 31, 2021, 2020 and 2019, the Company incurred unused commitment fees of approximately $1.4 million, $0.5 million and $1.5 million, respectively, and interest expense of $1.9 million, $8.6 million and $0.2 million, respectively.
Senior Notes
The Operating Partnership issued the 2020 Senior Notes in an aggregate principal amount of $500 million during the year ended December 31, 2020. The 2020 Senior Notes bear interest at a rate of 6.375% per annum.
In May 2021, the Operating Partnership issued the 2021 Senior Notes in an aggregate principal amount of $500 million. The 2021 Senior Notes bear interest at a rate of 4.875% per annum. We used the net proceeds of the 2020 Senior Notes, along with cash on hand, to repay outstanding indebtedness and the net proceeds of the 2021 Senior Notes to repay in full the borrowings under our revolving credit facility, prepay in full our corporate credit facility term loan maturing in August 2023 and repay the mortgage loan collateralized by Kimpton Hotel Palomar Philadelphia. We intend to use the remaining net proceeds from the offering of the 2021 Senior Notes for general corporate purposes.
The indentures governing the Senior Notes contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures. In addition, the indentures governing the Senior Notes require the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries that incur or guarantee any indebtedness under the Company’s corporate credit facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness (each, a “subsidiary guarantor” and together with the Company, the “guarantors”). The Senior Notes are initially secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests (the “collateral”) of a material portion of the Operating Partnership’s subsidiaries, and any proceeds of such equity interests, which collateral also secures obligations under the amended corporate credit facilities on a first priority basis. The collateral securing the Senior Notes will be released in full if the Operating Partnership achieves compliance with certain financial covenant requirements under the corporate credit facilities, after which the Senior Notes will be unsecured, which is expected to occur prior to the maturity of the Senior Notes.
The Operating Partnership may redeem the 2020 Senior Notes prior to August 15, 2022 and the 2021 Senior Notes prior to June 1, 2024 at a make-whole price. After those dates, the Operating Partnership may also redeem the Senior Notes at certain redemption prices that decline ratably to par. The Operating Partnership may also redeem a portion of the Senior Notes with proceeds from certain equity offerings or certain support received from government authorities in connection with the COVID-19 global pandemic, subject to certain conditions.

Debt Covenants
As of December 31, 2021, we were not in compliance with the debt covenants for two of our mortgage loans which did not result in events of default but allows the respective lenders the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the respective loan agreements. The cash sweeps permit the lenders to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance.

As of June 30, 2021, the Company was not in compliance with its debt covenants for three of its mortgage loans, which resulted in an event of default for each mortgage loan. In July 2021, the Company amended the terms of these mortgage loans to waive each event of default as of June 30, 2021 and to adjust covenant calculations for five quarters following the waiver. As a result, the Company was in compliance with each of these three loans as of December 31, 2021.
Derivatives
We continuously monitor and evaluate the level of floating rate debt exposure that we have and will continue to use interest rate hedges to limit it as we determine appropriate. See "Part II-Item. 7 Management's Discussion of Financial Condition and Results of Operations - Derivative Instruments" for more information related to our hedging policy and transaction activity.
Capital Markets
We have an established at-the-market ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, we had $200 million available for sale under the ATM Agreement. We may have restrictions on the use of proceeds raised from equity capital during the covenant waiver period.
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
No shares were purchased as part of the Repurchase Program during the year ended December 31, 2021. During the year ended December 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2019. As of December 31, 2021, we had approximately $94.7 million remaining under its share repurchase authorization.
Off-Balance Sheet Arrangements

As of December 31, 2021, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts at December 31, 2021 totaled $7.7 million.
Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the property management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we often are required to complete a property improvement plan in order to bring the hotel into compliance with the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Most of the agreements require that we reserve this cash in separate accounts. To the extent that the FF&E reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our revolving credit facility and/or other sources of available liquidity. We have been and will continue to be prudent with respect to our capital spending, taking into account our cash flows from operations.
As of December 31, 2021 and 2020, we had a total of $29.3 million and $25.9 million, respectively, of FF&E reserves. During the year ended December 31, 2021 and 2020, we made total capital expenditures of $31.8 million and $69.2 million, respectively.
In response to the COVID-19 pandemic, certain of our third-party managers temporarily suspended required contributions to the FF&E reserves. In addition, in certain cases, we had the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such FF&E reserves was subject to lender approval for hotels encumbered by mortgage loans and, in certain cases, was required to be replenished. As of December 31, 2021, we had used $17.8 million of FF&E reserves for working capital purposes and had replenished all required amounts.
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
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
The table below presents summary cash flow information for the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$40,763	$(77,722)
Net cash (used in) provided by investing activities	(24,210)	254,188
Net cash flows provided by financing activities	108,892	57,374
Net increase in cash and cash equivalents and restricted cash	$125,445	$233,840
Cash and cash equivalents and restricted cash, at beginning of year	428,786	194,946
Cash and cash equivalents and restricted cash, at end of year	$554,231	$428,786
Operating
•Cash provided by operating activities was $40.8 million for the year ended December 31, 2021 and cash used in operating activities was $77.7 million for the year ended December 31, 2020. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, offset by the cash paid for corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase to cash provided by operating activities during the year ended December 31, 2021 was primarily due to an increase in operating income attributed to a recovery from the impact of the COVID-19 pandemic and as a result of a greater number of open and operating hotels during 2021 when compared to 2020, net of reductions from the one hotel sold in the fourth quarter of 2021 and four hotels sold in the fourth quarter of 2020. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2021 and 2020.

Investing
•Cash used in investing activities during the year ended December 31, 2021 was $24.2 million and cash provided by investing activities was $254.2 million during the year ended December 31, 2020. Cash used in investing activities for the year ended December 31, 2021 was attributed to $31.8 million in capital improvements at our hotel properties which was offset by (i) $4.7 million in net proceeds from the disposition of Marriott Charleston Town Center and (ii) $2.9 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash provided by investing activities for the year ended December 31, 2020 was attributed to (i) $320.4 million in net proceeds from the dispositions of Residence Inn Boston Cambridge, Marriott Napa Valley Hotel & Spa, Hotel Commonwealth and Renaissance Austin Hotel and (ii) $3.0 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis which was offset by $69.2 million in capital improvements at our hotel properties.
Financing
•Cash provided by financing activities during the year ended December 31, 2021 was $108.9 million compared to $57.4 million during year ended December 31, 2020. Cash provided by financing activities for the year ended December 31, 2021 was attributed to $500.0 million in proceeds from the issuance of the 2021 Senior Notes, offset by:
•the repayment of the revolving credit facility of $163.1 million;
•the repayment of the corporate credit facility term loan maturing in 2023 totaling $150.0 million;
•the repayment of mortgage debt totaling $56.8 million;
•payment of loan fees and issuance costs of $10.2 million;
•principal payments of mortgage debt totaling $6.0 million;
•redemption of Operating Partnership Units for common stock and cash of $4.1 million; and
•shares redeemed to satisfy tax withholding on vested share-based compensation of $0.9 million.
•Cash provided by financing activities for the year ended December 31, 2020 was attributed to $500.5 million in proceeds from the issuance of the 2020 Senior Notes, which included a $0.5 million premium related to the add-on offering, and a $3.1 million net draw on the revolving credit facility, offset by:
•the repayment of two corporate credit facility term loans maturing in 2022 totaling $300.0 million;
•the repayment of mortgage debt totaling $51.0 million;
•the payment of $63.2 million in dividends for common stock and units;
•payment of loan fees and issuance costs of $18.1 million;
•redemption of Operating Partnership Units for common stock and cash of $8.6 million;
•the repurchase of common stock totaling $2.3 million;
•principal payments of mortgage debt totaling $2.2 million; and
•shares redeemed to satisfy tax withholding on vested share based compensation of $0.8 million.

Contractual Obligations
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations (including interest) and lease agreements as of December 31, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt maturities(1)	$1,899,368	$83,362	$435,427	$716,308	$664,271
Revolving Credit Facility(1)	3,443	1,591	1,852	—	—
Ground leases	31,815	1,513	3,026	3,027	24,249
Parking garage leases	2,354	167	342	350	1,495
Corporate office lease	3,265	447	931	983	904
Total	$1,940,245	$87,080	$441,578	$720,668	$690,919
(1)    Includes principal and interest payments, for both variable and fixed rate loans. The variable rate interest payments were calculated based upon the variable rate spread plus 1 month LIBOR or SOFR yield curves as applicable as of December 31, 2021.
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
Our ability to apply hedge accounting in the future could be impacted to the extent that the payment terms of our loans change. The discontinuation of hedge accounting could result in future changes in the fair market values of hedges and/or a portion or all of the $4.1 million balance of accumulated other comprehensive loss as of December 31, 2021 to be recognized on the consolidated statements of operations and comprehensive loss through net loss. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
As of December 31, 2021, we had various interest rate swaps with an aggregate notional amount of $315.0 million. These swaps fix a portion of the variable interest rate on three of our mortgage loans for a portion of or the entire term of the mortgage loan and fix LIBOR for a portion of or the entire term of our one outstanding corporate credit facility term loan agented by KeyBank National Association. The corporate credit facility term loan spread may vary, as it is determined by the Company's leverage ratio. The applicable interest rate for the corporate credit facility term loan has been set to the highest level of grid-based pricing during the covenant waiver period. In addition, four interest rate swaps were terminated in May 2021 in connection with the repayment of a $56.8 million mortgage loan, the $150 million corporate credit facility term loan agented by PNC Bank, National Association and the $163.1 million outstanding balance on the revolving credit facility. Three interest rate swaps were terminated in October 2020 in connection with the repayment of the $175 million corporate credit facility term loan agented by Wells Fargo Bank, National Association.
On March 5, 2021, the U.K. Financial Conduct Authority ("FCA") announced that USD LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuance by December 31, 2021. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

As of December 31, 2021, we have various interest rate swaps with notional amounts that have maturity dates ranging from 2022 to 2023 and that are indexed to LIBOR. All of our contracts mature prior to June 30, 2023. While we expect LIBOR to be available in substantially its current form through June 30, 2023, it is possible that LIBOR will become unavailable prior to that date. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR. In September 2021, two of our mortgage loans converted from LIBOR-based interest rates to daily SOFR interest rates. These changes did not have a significant impact on the Company's interest expense or on hedge accounting.
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
Inflation may affect our expenses, including, without limitation, by increasing costs such as wages, benefits, food, taxes, property and casualty insurance, borrowing costs, utilities, the cost of capital expenditures, etc. In addition, our hotel expenses may increase at higher rates than hotel revenue.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels.
Subsequent Events
In November 2021, we entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago in Chicago, Illinois for a sale price of $36.0 million. The sale closed in January 2022 and did not result in a gain or loss due to a previous impairment of $15.7 million. Net cash proceeds from the sale, after transaction closing costs, were approximately $32.1 million and will be used for general corporate purposes.
In January 2022, we repaid in full the $65.0 million outstanding balance on the mortgage loan collateralized by The Ritz-Carlton, Pentagon City and incurred a loss on extinguishment of debt of approximately $0.3 million. In connection with the repayment, we terminated two interest rate swaps and incurred swap termination costs of $1.6 million.
In February 2022, we entered into an agreement to acquire the W Nashville in Nashville, Tennessee, for a purchase price of $328.7 million, at which time our $10.0 million deposit became at-risk. The sale is expected to close in the first quarter of 2022.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying consolidated financial statements included herein this Annual Report for additional information related to recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of December 31, 2021 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.3 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2020 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $2.4 million per annum. The decrease from prior period was driven by the management's efforts to repay or refinance variable rate debt with fixed rate debt.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swap agreements to hedge interest rate exposure risk. Refer to Note 6 in the consolidated financial statements included herein this Annual Report for our mortgage debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 7 in the consolidated financial statements included herein this Annual Report for more information on our interest rate swap derivatives.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2021, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt	$4,654	$5,537	$249,430	$568,512	$54,379	$601,386	$1,483,898	$1,534,120
Variable rate debt	—	—	30,640	—	—	—	30,640	24,468
Total	$4,654	$5,537	$280,070	$568,512	$54,379	$601,386	$1,514,538	$1,558,588
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.38%	4.39%	4.12%	6.26%	4.53%	4.83%	5.25%	5.28%
Variable rate debt	—%	—%	2.00%	—%	—%	—%	2.00%	1.71%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs of $20.3 million as of December 31, 2021.
(2)     Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of December 31, 2021.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure on Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of Principal Executive Officer and our Principal Financial Officer has evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal controls over financial reporting are designed to provide reasonable assurance to our management and Board of Directors regarding the fair representation of published financial statements in accordance with GAAP and includes those policies and procedures that:
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2021, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth below, the information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our 2015 Incentive Award Plan (as defined below) as of December 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by security holders:
Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan	1,762,044	—	3,248,479
Equity compensation plans not approved by security holders	—	—	—
(1)Represents (i) 261,727 shares underlying awards of restricted stock units and (ii) 1,500,317 LTIP Units outstanding under the 2015 Incentive Award Plan, in each case, as of December 31, 2021.
(2)Includes shares of common stock available for future grants under the 2015 Incentive Award Plan as of December 31, 2021.
See Note 12 to the consolidated financial statements included herein this Annual Report for additional information regarding these compensation plans.
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed as a part of this Annual Report on Form 10-K:
1)Financial Statements.
Report of Independent Registered Public Accounting Firm
The consolidated financial statements of the Company are set forth under "Part II-Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
2)Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-47 through F-50:
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

3.5	Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on November 28, 2018)

3.6	First Amendment to the Second Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. dated February 19, 2020 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

4.1	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

4.2	Indenture, dated August 18, 2020, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.3	Form of 6.375% Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.4	Amendment No. 2 to Amended and Restated Revolving Credit Facility, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.5	Amendment No. 4 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.6	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.7	Amendment No. 5 to Term Loan Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.8	Facility Increase Joinder to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.9	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated May 20, 2021, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.10	Amendment No. 6 to Term Loan Agreement, dated May 20, 2021, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.11	Indenture, dated May 27, 2021, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.12	Form of 4.875% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of XHR LP dated October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on October 31, 2019)

10.3	Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, among XHR LP, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.4	Amended and Restated Parent Guaranty, dated as of January 11, 2018, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.5	Amended and Restated Subsidiary Guaranty, dated as of January 11, 2018, by certain subsidiaries of XHR LP for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.6+	Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.7+	First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.8+	Form of Class A Performance LTIP Unit Agreement (2017) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.9+	Form of Time-Based LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.10+	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.11	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.12+	Form of LTIP Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.13+	Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.14+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.15+	Xenia Hotels & Resorts, Inc. Retirement Policy dated as of February 18, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.16+	Form Time-Based Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.17+	Form Performance-Based Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.18+	Form Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.19+	Form of Class A Performance Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.20+	Separation Agreement for Philip A. Wade dated April 21, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on July 30, 2020)

10.21+	Form of Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on June 8, 2020)

10.22+	Second Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.23+	Third Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.24	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JP Morgan Chase Bank, N.A., as administrative agent, the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.25	Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Chairman and Chief Executive Officer
Date:	March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Chairman and Chief Executive Officer (principal executive officer)	March 1, 2022
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 1, 2022
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 1, 2022
Name:	Joseph T. Johnson

By:	/s/ DENNIS D. OKLAK	Lead Director	March 1, 2022
Name:	Dennis D. Oklak

By:	/s/ JOHN H. ALSCHULER, JR.	Director	March 1, 2022
Name:	John H. Alschuler, Jr.

By:	/s/ KEITH E. BASS	Director	March 1, 2022
Name:	Keith E. Bass

By:	/s/ JEFFREY H. DONAHUE	Director	March 1, 2022
Name:	Jeffrey H. Donahue

By:	/s/ THOMAS M. GARTLAND	Director	March 1, 2022
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	March 1, 2022
Name:	Beverly K. Goulet

By:	/s/ MARY ELIZABETH McCORMICK	Director	March 1, 2022
Name:	Mary Elizabeth McCormick

By:	/s/ TERRENCE O. MOOREHEAD	Director	March 1, 2022
Name:	Terrence O. Moorehead

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the estimated hold periods for investments in hotel properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of hotel properties whenever events or changes in circumstances indicate that the carrying amount of hotel properties may not be fully recoverable. As of December 31, 2021, investments in hotel properties were $2.4 billion.
We identified the assessment of the Company's evaluation of the estimated hold periods for hotel properties as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its estimated hold periods. A shortening of the estimated hold periods could indicate a potential impairment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company's process to evaluate potential changes in the estimated hold periods for hotel properties. We evaluated the relevant considerations that the Company used to evaluate its estimated hold periods by:
•inquiring of Company officials
•obtaining written representations regarding status of potential plans to dispose of hotel properties
•reading minutes of the meetings of the Company's Board of Directors
•reading external communications with investors and analysts.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Orlando, Florida
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Xenia Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Orlando, Florida
March 1, 2022

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2021 and 2020
(Dollar amounts in thousands)

	December 31, 2021	December 31, 2020
Assets
Investment properties:
Land	$431,427	$446,855
Buildings and other improvements	2,856,671	2,949,114
Total	$3,288,098	$3,395,969
Less: accumulated depreciation	(888,717)	(827,501)
Net investment properties	$2,399,381	$2,568,468
Cash and cash equivalents	517,377	389,823
Restricted cash and escrows	36,854	38,963
Accounts and rents receivable, net of allowance for doubtful accounts	28,528	8,966
Intangible assets, net of accumulated amortization (Note 5 and Note 8)	5,446	6,456
Other assets	65,109	66,927
Assets held for sale (Note 4)	34,621	—
Total assets	$3,087,316	$3,079,603
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 6)	$1,494,231	$1,374,480
Accounts payable and accrued expenses	84,051	62,676
Other liabilities	68,648	75,584
Liabilities associated with assets held for sale (Note 4)	2,305	—
Total liabilities	$1,649,235	$1,512,740
Commitments and Contingencies (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 114,306,727 and 113,755,513 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,143	1,138
Additional paid in capital	2,090,393	2,080,364
Accumulated other comprehensive loss	(4,089)	(14,425)
Accumulated distributions in excess of net earnings	(656,461)	(513,002)
Total Company stockholders' equity	$1,430,986	$1,554,075
Non-controlling interests	7,095	12,788
Total equity	$1,438,081	$1,566,863
Total liabilities and equity	$3,087,316	$3,079,603
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rooms revenues	$377,020	$217,960	$686,485
Food and beverage revenues	173,035	105,857	382,031
Other revenues	66,133	45,959	80,571
Total revenues	$616,188	$369,776	$1,149,087
Expenses:
Rooms expenses	93,538	71,986	162,853
Food and beverage expenses	125,233	93,487	247,487
Other direct expenses	18,258	12,996	30,076
Other indirect expenses	186,517	161,418	285,920
Management and franchise fees	22,501	11,646	46,521
Total hotel operating expenses	$446,047	$351,533	$772,857
Depreciation and amortization	129,393	146,511	155,128
Real estate taxes, personal property taxes and insurance	40,888	50,955	50,184
Ground lease expense	1,153	2,031	4,403
General and administrative expenses	30,776	30,402	30,732
Gain on business interruption insurance	(1,602)	—	(823)
Acquisition, terminated transaction and pre-opening expenses	1	994	954
Impairment and other losses	30,416	29,044	24,171
Total expenses	$677,072	$611,470	$1,037,606
Operating (loss) income	$(60,884)	$(241,694)	$111,481
(Loss) Gain on sale of investment properties	(75)	93,630	(947)
Other (loss) income	(2,297)	28,911	895
Interest expense	(81,285)	(61,975)	(48,605)
Loss on extinguishment of debt	(1,356)	(1,625)	(214)
Net (loss) income before income taxes	$(145,897)	$(182,753)	$62,610
Income tax (expense) benefit	(718)	15,867	(5,367)
Net (loss) income	$(146,615)	$(166,886)	$57,243
Net loss (income) attributable to non-controlling interests	$3,098	$3,556	$(1,843)
Net (loss) income attributable to common stockholders	$(143,517)	$(163,330)	$55,400

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income - Continued
For the Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Basic and diluted (loss) earnings per share
Net (loss) income per share available to common stockholders	$(1.26)	$(1.44)	$0.49
Weighted-average number of common shares (basic)	113,801,862	113,489,015	112,636,123
Weighted-average number of common shares (diluted)	113,801,862	113,489,015	112,918,598

Comprehensive (Loss) Income:
Net (loss) income	$(146,615)	$(166,886)	$57,243
Other comprehensive (loss) income:
Unrealized gain (loss) on interest rate derivative instruments	2,991	(18,133)	(14,401)
Reclassification adjustment for amounts recognized in net (loss) income (interest expense)	7,597	7,969	(3,510)
	$(136,027)	$(177,050)	$39,332
Comprehensive (loss) income attributable to non-controlling interests:
Comprehensive loss (income) attributable to non-controlling interests	$2,846	$3,891	$(1,270)
Comprehensive (loss) income attributable to the Company	$(133,181)	$(173,159)	$38,062
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Distributions in Excess of Net Earnings	Non-controlling Interests of Operating Partnership	Total
Balance at December 31, 2018	112,583,990	$1,126	$2,059,699	$12,742	$(249,654)	$28,792	$1,852,705
Net income (loss)	—	—	—	—	55,400	1,843	57,243
Dividends, common share / units ($1.10)	—	—	—	—	(124,180)	(1,949)	(126,129)
Share-based compensation	120,885	1	1,898	—	—	8,024	9,923
Shares redeemed to satisfy tax withholding on vested share-based compensation	(34,118)	—	(673)	—	—	—	(673)
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(13,940)	—	(461)	(14,401)
Reclassification adjustment for amounts recognized in net income	—	—	—	(3,398)	—	(112)	(3,510)
Balance at December 31, 2019	112,670,757	1,127	2,060,924	(4,596)	(318,434)	36,137	1,775,158
Net income (loss)	—	—	—	—	(163,330)	(3,556)	(166,886)
Repurchase of common shares, net	(165,516)	(2)	(2,262)	—	—	—	(2,264)
Dividends, common share / units ($0.275)	—	—	—	—	(31,238)	(323)	(31,561)
Share-based compensation	176,229	2	3,277	—	—	8,643	11,922
Shares redeemed to satisfy tax withholding on vested share-based compensation	(48,489)	(1)	(718)	—	—	—	(719)
Redemption of Operating Partnership Units	1,122,532	12	19,143	—	—	(27,778)	(8,623)
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(17,611)	—	(522)	(18,133)
Reclassification adjustment for amounts recognized in net loss	—	—	—	7,782	—	187	7,969
Balance at December 31, 2020	113,755,513	1,138	2,080,364	(14,425)	(513,002)	12,788	1,566,863
Net income (loss)	—	—	—	—	(143,517)	(3,098)	(146,615)
Share-based compensation	205,806	2	3,399	—	58	8,834	12,293
Shares redeemed to satisfy tax withholding on vested share-based compensation	(54,514)	(1)	(959)	—	—	—	(960)
Redemption of Operating Partnership Units	399,922	4	7,589	—	—	(11,681)	(4,088)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	2,923	—	68	2,991
Reclassification adjustment for amounts recognized in net loss	—	—	—	7,413	—	184	7,597
Balance at December 31, 2021	114,306,727	$1,143	$2,090,393	$(4,089)	$(656,461)	$7,095	$1,438,081
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(146,615)	$(166,886)	$57,243
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	128,323	143,941	152,270
Non-cash ground rent and amortization of other intangibles	1,070	2,613	3,060
Amortization of debt premiums, discounts, and financing costs	5,952	3,874	2,452
Loss on extinguishment of debt	1,356	1,625	214
Loss (gain) on sale of investment properties	75	(93,630)	947
Impairment and other losses	28,899	29,044	24,171
Share-based compensation expense	11,615	10,930	9,380
Deferred interest expense	—	3,451	—
Other non-cash adjustments	—	508	—
Changes in assets and liabilities:
Accounts and rents receivable	(19,676)	27,352	(1,764)
Other assets	(3,693)	(12,459)	(4,318)
Accounts payable and accrued expenses	24,062	(23,289)	2,417
Other liabilities	9,395	(4,796)	498
Net cash provided by (used in) operating activities	$40,763	$(77,722)	$246,570
Cash flows from investing activities:
Purchase of investment properties	—	—	(190,024)
Capital expenditures	(31,819)	(69,228)	(93,036)
Proceeds from sale of investment properties	4,717	320,416	60,172
Performance guaranty payments	2,892	3,000	—
Net cash (used in) provided by investing activities	$(24,210)	$254,188	$(222,888)
Cash flows from financing activities:
Payoffs of mortgage debt	(56,750)	(51,000)	(104,857)
Principal payments of mortgage debt	(5,991)	(2,215)	(3,606)
Proceeds from Corporate Credit Facility Term Loans	—	—	85,000
Principal payments on Corporate Credit Facility Term Loans	(150,000)	(300,000)	—
Proceeds from draws on the Revolving Credit Facility	—	340,000	160,000
Payments on the Revolving Credit Facility	(163,093)	(336,907)	—
Proceeds from Senior Notes	500,000	500,500	—
Payment of loan fees and issuance costs	(10,233)	(18,143)	(418)
Repurchase of common shares	—	(2,264)	—
Redemption of Operating Partnership Units	(4,088)	(8,623)	—
Dividends and dividend equivalents	(54)	(63,162)	(125,865)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(899)	(812)	(598)
Net cash provided by financing activities	$108,892	$57,374	$9,656
Net increase in cash and cash equivalents and restricted cash	125,445	233,840	33,338
Cash and cash equivalents and restricted cash, at beginning of year	428,786	194,946	161,608
Cash and cash equivalents and restricted cash, at end of year	$554,231	$428,786	$194,946

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2021, 2020 and 2019
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$517,377	$389,823	$110,841
Restricted cash	36,854	38,963	84,105
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$554,231	$428,786	$194,946

The following represents cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$74,022	$43,961	$46,526
Cash paid for income taxes	274	1,621	4,339
Cash acquired as part of asset acquisition	—	—	600

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$848	$2,022	$2,079
Adjustment to record right of use asset and lease liability, net	—	—	28,072
Distributions payable	89	202	31,802
Mortgage assumed by buyer related to sale of investment property	—	60,269	—
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Consolidated Financial Statements
December 31, 2021
1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the Top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of December 31, 2021, the Company collectively owned 97.9% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.1% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of December 31, 2021, the Company owned 34 lodging properties with a total of 9,659 rooms (unaudited). As of December 31, 2020, the Company owned 35 lodging properties with a total of 10,011 rooms (unaudited). As of December 31, 2019, the Company owned 39 lodging properties with 11,245 rooms (unaudited).
Impact of COVID-19 on our Business
The onset and global spread of the COVID-19 pandemic led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines, shelter-in-place orders and social distancing requirements, and also to implement phased, multi-step policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented with global demand for lodging drastically reduced and occupancy levels reaching historic lows in 2020 and continuing into 2021. As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of the Company's lodging properties had resumed operations by end of May 2021.
Leisure demand gradually improved during the second half of 2020, a trend that accelerated during the first seven months of 2021. The Company also began to see increasing levels of demand for both business transient and group business during the second quarter and into July 2021. In August and September 2021, however, the Company began to experience a softening in demand due to the impact of the Delta variant and a seasonal decline in leisure demand. Occupancy rebounded in October and November 2021 before declining again in December 2021 as COVID-19 case counts, positivity ratios and hospitalizations began to increase in many parts of the U.S. Additionally, many companies delayed their office re-openings and return to work timelines and the Company began to experience group business cancellations for meetings being held in early 2022. There remains significant uncertainty regarding the pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. The Company may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines and boosters, breakthrough cases, and new variants of COVID-19, as well as the ongoing local and national response to the virus including indoor mask mandates, group size limitations and other restrictions. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership, XHR Holding, as well as all wholly-owned subsidiaries and consolidated real estate investments. The Company's subsidiaries and real estate investments generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs associated with our executive offices, personnel and other administrative costs are reflected as general and administrative expenses.

Each property maintains its own books and financial records and each entity's assets are not available to satisfy the liabilities of other affiliated entities.
Reclassifications
Certain prior year amounts in these consolidated financial statements have been reclassified to conform to the presentation as of and for the year ended December 31, 2021.
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
Risks and Uncertainties
As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of the Company's hotels had resumed operations by the end of May 2021. The Company's portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which may have limited operations or may not be able to operate during the recovery in order to comply with implemented safety measures, ongoing or reimplemented restrictions and to accommodate reduced levels of demand. The Company continues to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities and additional actions may be taken or required based on their recommendations and regulations in place. Under these circumstances, there may be developments that require further adjustments to operations.
The Company cannot predict with certainty whether and when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to suspend operations or impose additional restrictions due to future variants of COVID-19. The Company expects that recovery in the lodging industry, particularly with respect to business transient and group business, will continue to lag behind the recovery of other industries and factors such as public health (including a significant increase in variant strains of COVID-19 cases), availability and effectiveness of COVID-19 vaccines/boosters and therapeutics, the level of acceptance of the vaccine by the general population and the economic and geopolitical environments may impact the timing, extent and pace of such recovery. Additionally, the effects of the pandemic could materially and adversely affect the Company's ability to consummate acquisitions and dispositions of hotel properties in the near term.
The Company cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on its business, operating margins, results of operations, cash flows, financial condition, the market price of its common stock, its ability to make distributions to its shareholders, its access to equity and credit markets or its ability to service its indebtedness. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to industry-wide labor shortages and expected increases in wages as well as ongoing supply chain issues which may impact the hotels' ability to source operating supplies and other materials.
For the year ended December 31, 2021, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona, San Diego, California, and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. For the year ended December 31, 2020, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. For the year ended December 31, 2019, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida market that exceeded 10% of total revenues for the period then ended. Further, over 30% of the Company's total revenues for the years ended December 31, 2021, 2020 and 2019, respectively, were concentrated in its five largest hotels. In addition, as of December 31, 2021, approximately 23%, 20%, and 13% of total rooms were located in Texas, California and Florida, respectively (unaudited). The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities, negative trends in the industry sectors that are concentrated in these markets and more severe restrictions related to the COVID-19 pandemic, that are greater than if the portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which the portfolio is concentrated. In addition, certain hotels may be subject to the effects of adverse acts of nature, such as winter storms, hailstorms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage in specific geographic locations, including in the Texas, California and Florida markets.
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
Non-controlling Interests
The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the consolidated balance sheet within equity, separately from the Company’s equity. On the consolidated statement of operations and comprehensive (loss) income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Net income or loss is allocated to non-controlling interests based on their weighted-average ownership percentage for the applicable period. The consolidated statements of changes in equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2021, all share-based payments awards are included in permanent equity.
As of December 31, 2021, the consolidated results of the Company included the ownership interests of its Operating Partnership Units in the Operating Partnership, which are held by certain of the Company's executive officers and Board of Directors.
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
Restricted Cash and Escrows
Restricted cash primarily relates to furniture, fixtures and equipment replacement reserves ("FF&E reserves") as required per the terms of our management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance, capital spending reserves and, at times, disposition related hold back escrows.

In response to the COVID-19 pandemic, certain of the Company's third-party managers temporarily suspended required contributions to the FF&E reserves. In addition, in certain cases, the Company had the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such FF&E reserves was subject to lender approval for hotels encumbered by mortgage loans and, in certain cases, was required to be replenished. As of December 31, 2021, the Company had used $17.8 million of FF&E reserves for working capital purposes and had replenished all required amounts.
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.
Direct and indirect costs that are related to the construction and improvements of investment properties are capitalized. Interest and costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. The Company did not capitalize any interest for the year ended December 31, 2021 and capitalized $0.5 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. The Company also capitalizes project management compensation-related costs and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio, which included $2.2 million, $2.4 million, and $2.8 million and for the years ended December 31, 2021, 2020 and 2019, respectively.
Depreciation expense is computed using the straight-line method. Investment properties are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.
Per the terms of one of our management agreements, the third-party manager has guaranteed certain performance thresholds through December 31, 2023. The performance guaranty is related to one of our hotels for which the Company paid consideration to an affiliate of the respective third-party manager to take assignment of the purchase agreement in order to acquire the hotel. If performance does not meet these established thresholds, the third-party manager is required to reimburse the Company for certain fees and/or pay a performance guaranty as calculated per the terms of the respective agreement. During the year ended December 31, 2021, and 2020, the Company received $2.9 million and $3.0 million, respectively, as a result of these performance thresholds not being met. The proceeds were recorded as a reduction of the initial basis in land and building and other improvements on the same pro rata basis as the original purchase price allocation and will be amortized over the respective remaining useful life.
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
The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets include land, building and improvements, furniture, fixtures and equipment, inventory, acquired above market and below market leases, in-place lease value (if applicable), advance bookings, and any assumed financing that is determined to have above or below market terms. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.
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
During the year ended December 31, 2021, the Company recorded an impairment loss of $12.6 million for the 352-room Marriott Charleston Town Center to reduce the carrying value of the long-lived asset to its fair value. The impairment was the result of a shortened estimated hold period due to the expected sale. The hotel was sold in November 2021. Additionally, in November 2021, the Company entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago for a sale price of $36.0 million and the buyer funded an at-risk deposit. In accordance with the Company's impairment policy, management estimated the undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted-average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of December 31, 2021. Management determined the impairment loss as the excess of carrying value over estimated fair value. As a result, for the year ended December 31, 2021, the Company recorded an impairment loss of $15.7 million for this property. The hotel was sold in January 2022. Finally, the Company wrote off $0.6 million of previously capitalized design costs related to a renovation project that will no longer be completed due to a change of scope. These impairment losses are included in impairment and other losses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.
During the year ended December 31, 2020, the Company recorded an impairment loss of $8.9 million for Renaissance Austin Hotel to reduce the carrying value of the long-lived asset to its fair value. The impairment was the result of a shortened estimated hold period due to the expected sale. The hotel was sold in November 2020.
During the year ended December 31, 2019, the Company recorded an impairment loss of $14.8 million for Marriott Chicago at Medical District/UIC to reduce the carrying value of the long-lived asset to fair value. The impairment was primarily the result of a projected future decline in operating profits attributable to demand trends, anticipated adverse changes in the hotel’s expense profile and a shortened estimated hold period. The hotel was sold in December 2019.
Refer to Notes 4 and 8 for further information.
Involuntary Conversion
In August 2021, Hurricane Ida impacted one of the Company's lodging properties, Loews New Orleans Hotel located in New Orleans, Louisiana. As a result, the Company recorded an impairment loss of $0.5 million for the three and nine months ended September 30, 2021, which represented the write off of the estimated historical cost, net of accumulated depreciation, of property damaged during the hurricane. During the three months ended December 31, 2021, the Company determined that it was probable that insurance proceeds would be received for the property damage and recorded a recovery of the $0.5 million.
Additionally, for the year ended December 31, 2021, the Company expensed $1.1 million of hurricane-related repair and cleanup costs related to Loews New Orleans Hotel which sustained damage from Hurricane Ida as well as $0.4 million of storm-related repair and cleanup costs related to two hotels that sustained damage as a result of the Texas winter storms in February 2021. These amounts are included in impairment and other losses on the consolidated statement of operations and comprehensive loss for the period then ended. Any insurance proceeds received in excess of the recorded loss will be treated as a gain and will not be recorded until contingencies are resolved.
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
As of December 31, 2021 and 2020, the Company had goodwill of $4.9 million, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets. During the year ended December 31, 2020, the Company determined the carrying values of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their fair values and therefore recorded an impairment charge of $20.1 million related to these two hotels. During the year ended December 31, 2019, the Company determined the carrying value of goodwill related to Bohemian Hotel Savannah Riverfront, Autograph Collection, was in excess of its fair value and therefore recorded an impairment charge of $9.4 million. Refer to Notes 5 and 8 for further information.
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
Leases
For leases with terms longer than 12 months, the Company evaluates the lease at commencement to determine if the lease is an operating or finance lease and recognizes a right-of-use asset and lease liability on the balance sheet. If a lease includes variable lease payments that are based on an index or rate, such as the Consumer Price Index, these increases are included in the lease liability. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Insurance Recoveries
At times, the Company may be entitled to business interruption proceeds for certain properties; however, it will not record an insurance recovery receivable for these types of losses until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as a gain. No business interruption insurance recovery receivables were accrued as of December 31, 2021.
During the year ended December 31, 2021, the Company recognized $1.6 million in business interruption insurance proceeds, of which $1.1 million was attributed to lost revenue associated with cancellations in 2020 related to the COVID-19 pandemic and $0.5 million was attributed to lost income in 2021 as a result of damage from the Texas winter storms in February 2021.
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
At December 31, 2021 and 2020, deferred financing costs related to the revolving credit facility were $7.8 million and $7.2 million, offset by accumulated amortization of $5.3 million and $3.2 million, respectively. At December 31, 2021 and 2020, deferred financing costs related to all other debt were $27.6 million and $21.0 million, offset by accumulated amortization of $7.3 million and $5.1 million, respectively.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2021, 2020 and 2019, comprehensive (loss) income attributable to the Company was $(133.2) million, $(173.2) million and $38.1 million, respectively. As of December 31, 2021, 2020 and 2019, the Company's accumulated other comprehensive loss was $(4.1) million, $(14.4) million and $(4.6) million, respectively.
Income Taxes
The Company has elected to be taxed and operates in a manner management believes will allow it to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended, (the "Code") for federal income tax purposes. To qualify as a REIT, the Company must satisfy certain requirements related to, among other things, its sources of income, composition of its assets, amounts it distributes to its stockholders and diversity of its stock ownership. So long as the Company qualifies as a REIT, it generally will not be subject to federal income tax on REIT taxable income that is distributed annually to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal, state and local income tax on REIT taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for four years following the failure.
The Company may be subject to certain federal, state, and local taxes on its income and assets, including (i) taxes on any undistributed income, (ii) taxes related to its TRS, (iii) certain state or local income taxes, (iv) franchise taxes, (v) property taxes and (vi) transfer taxes.
To continue to qualify as a REIT, the Company cannot operate or manage its hotels. Accordingly, the Company, through its Operating Partnership, leases all of its hotels to subsidiaries of its TRS. The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat any newly formed subsidiary, as a TRS pursuant to the Code. A TRS may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal, state and local tax at regular corporate tax rates. Lease revenue at the Operating Partnership and lease expense from the TRS subsidiaries are eliminated in consolidation for financial statement purposes.
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
Share-Based Compensation
The Company maintains the 2015 Incentive Award Plan, which is a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, LTIP Units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures as they occur, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's share price, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the consolidated statement of operations and comprehensive (loss) income and capitalized in the basis of buildings and other improvements in the consolidated balance sheet for certain employees that manage property developments, renovations and capital improvements.
Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding the weighted-average number of unvested share-based compensation awards outstanding during the period. Diluted EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period plus the effect of any dilutive securities. Any anti-dilutive securities are excluded from the diluted earnings per share calculation. For the years ended December 31, 2021, and 2020, diluted EPS was computed in the same manner as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive shares anti-dilutive.
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

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Year Ended
Primary Markets	December 31, 2021
Orlando, FL	$78,359
Phoenix, AZ	70,508
San Diego, CA	64,874
Houston, TX	62,082
Atlanta, GA	36,890
Denver, CO	36,858
Dallas, TX	33,148
Washington, DC-MD-VA	25,777
Florida Keys	25,468
San Francisco/San Mateo, CA	21,903
Other	160,321
Total	$616,188

Year Ended
Primary Markets	December 31, 2020
Orlando, FL	$45,147
Phoenix, AZ	41,745
Houston, TX	33,785
San Diego, CA	26,701
Atlanta, GA	23,399
Dallas, TX	19,295
San Francisco/San Mateo, CA	18,726
Denver, CO	17,487
Washington, DC-MD-VA	15,223
California North	13,855
Other	114,413
Total	$369,776

Year Ended
Primary Markets	December 31, 2019
Orlando, FL	$117,545
Houston, TX	100,285
Phoenix, AZ	98,312
San Diego, CA	79,995
Dallas, TX	74,356
San Francisco/San Mateo, CA	74,161
Atlanta, GA	62,040
San Jose-Santa Cruz, CA	58,975
Denver, CO	55,515
Washington, DC-MD-VA	51,347
Other	376,556
Total	$1,149,087
4. Investment Properties
From time to time, we evaluate acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
The Company did not acquire any hotels during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, the Company acquired the following hotel:

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
The Company recorded the identifiable assets and liabilities, including intangibles, acquired in the asset acquisition at the acquisition date relative fair value, which is based on total accumulated costs of the acquisition. The following represents the purchase price allocation of the hotel acquired during the year ended December 31, 2019 (in thousands):

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

Dispositions
In August 2021, the Company entered into an agreement to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia, for $5.0 million. The sale closed in November 2021 and the Company recognized a loss of $75 thousand after previously recording an impairment of $12.6 million. Net cash proceeds from the sale, after transaction closing costs, were $4.7 million. The Company also retained the approximately $2.9 million balance in the FF&E reserve. Proceeds from the sale were used for general corporate purposes. The recognized loss is included in loss on sale of investment properties on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2021.
In January 2020, the Company entered into an agreement to sell the 522-room Renaissance Atlanta Waverly Hotel & Convention Center for $155 million. The transaction was initially expected to close in the first quarter of 2020, however, the Company entered into an amendment to the agreement to extend the closing date until July 2020. The transaction did not close as contemplated in the amended agreement and, as a result, the agreement was terminated. The Company received the $7.8 million non-refundable deposit from escrow in August 2020. This was recognized as other income, which is included on the consolidated statement of operations and comprehensive (loss) income for year ended December 31, 2020.
In February 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel for $100.5 million. The transaction was initially expected to close in the first quarter of 2020, however, the Company subsequently entered into an amendment to the agreement that extended the closing until April 2020. The transaction did not close as contemplated by the amended agreement and, as a result, the agreement was terminated. The Company retained the $2.0 million non-refundable deposit and recognized this amount as other income, which is included on the consolidated statement of operations and comprehensive (loss) income for year ended December 31, 2020.
In March 2020, the Company entered into an agreement to sell a portfolio of seven Kimpton hotel assets, which included Kimpton Canary Hotel Santa Barbara, Kimpton Hotel Monaco Chicago, Kimpton Hotel Monaco Denver, Kimpton Hotel Monaco Salt Lake City, Kimpton Hotel Palomar Philadelphia, Kimpton Lorien Hotel & Spa and Kimpton RiverPlace Hotel (collectively, the “Kimpton Portfolio”) in an all-cash transaction valued at approximately $483 million, inclusive of $6 million of cash in existing FF&E reserve accounts. In connection with entering into the agreement, a $20 million at-risk deposit was placed in escrow by the buyer.
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
In August 2020, the Company entered into an agreement to sell the 221-room Residence Inn Boston Cambridge in Cambridge, Massachusetts for $107.5 million. The sale closed in October 2020 for a gain of $55.9 million. As part of the transaction, the buyer assumed the mortgage loan collateralized by the hotel with a principal balance of $60.3 million. Net cash proceeds from the sale, after transaction closing costs and the loan assumption by the buyer, were $45.5 million. The Company also retained the approximately $4.4 million of lender tax escrows and FF&E reserves. Proceeds from the sale were used to repay borrowings under the revolving credit facility and for general corporate purposes.
Also in August 2020, the Company entered into an agreement to sell the 275-room Marriott Napa Valley Hotel & Spa in Napa, California for $100.1 million. The sale closed in October 2020 for a gain of $37.9 million. Net cash proceeds from the sale, after transaction closing costs, were $98.7 million. The Company also retained the approximately $1.5 million balance in the FF&E reserve. Proceeds from the sale were used to repay borrowings under the revolving credit facility and for general corporate purposes.
In September 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel, in Austin, Texas for $70.0 million. In October 2020, the buyer terminated the agreement but subsequently reinstated the agreement in October 2020, which included the funding of an at-risk deposit. As a result, the Company recorded an impairment loss of approximately $8.9 million as of September 30, 2020, which is included in impairment and other losses on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2020. The sale closed in November 2020 for a gain of $0.2 million. Net cash proceeds from the sale, after transaction closing costs, were $66.7 million. The Company also retained the approximately $4.8 million balance in the FF&E reserve. Proceeds from the sale were used to repay borrowings under the revolving credit facility and for general corporate purposes.
In October 2020, the Company entered into an agreement to sell the 245-room Hotel Commonwealth, in Boston, Massachusetts for $113.0 million. The sale closed in November 2020 for a loss of $0.4 million. Net cash proceeds from the sale, after transaction closing costs, were $109.6 million. The Company also retained the approximately $1.8 million balance in the FF&E reserve. Proceeds from the sale were used to repay borrowings under the revolving credit facility and for general corporate purposes.
The following represents the disposition details for the properties sold during the years ended December 31, 2021, 2020, and 2019 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds	(Loss) / Gain on Sale
Marriott Charleston Town Center	11/2021	352	$5,000	$4,717	$(75)
Total for the year ended December 31, 2021		352	$5,000	$4,717	$(75)

Residence Inn Boston Cambridge	10/2020	221	$107,500	$45,451	$55,857
Marriott Napa Valley Hotel & Spa	10/2020	275	100,096	98,684	37,944
Hotel Commonwealth	11/2020	245	113,000	109,602	(416)
Renaissance Austin Hotel	11/2020	492	70,000	66,679	245
Total for the year ended December 31, 2020		1,233	$390,596	$320,416	$93,630

Marriott Chicago at Medical District/UIC	12/2019	113	$10,000	$8,995	$(544)
Marriott Griffin Gate Resort & Spa	12/2019	409	51,500	51,227	(478)
Total for the year ended December 31, 2019		522	$61,500	$60,222	$(1,022)	(1)
(1)     During the year ended December 31, 2019, the Company recognized adjustments amounting to a gain of $0.1 million related to the 2018 dispositions.
The operating results for the hotels sold during the years ended December 31, 2021, 2020 and 2019 are included in the Company's consolidated financial statements as part of continuing operations as these dispositions did not represent a strategic shift or have a major effect on the Company's results of operations.

Held for Sale
In November 2021, the Company entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago in Chicago, Illinois for a sale price of $36.0 million. The sale closed in January 2022 and did not result in a gain or loss as a result of the $15.7 million impairment loss recognized in the year ended December 31, 2021. As of December 31, 2021, the hotel's assets and liabilities were classified as held for sale on the consolidated balance sheet.
The following represents the major classes of assets and liabilities associated with assets held for sale as of December 31, 2021 (in thousands):

December 31, 2021
Land	$11,715
Building and other improvements	42,791
Less accumulated depreciation	(20,413)
Net investment properties	$34,093
Accounts and rents receivable, net of allowance for doubtful accounts	114
Other assets	414
Total assets held for sale	$34,621

Accounts payable and accrued expenses	2,059
Other liabilities	246
Total liabilities associated with assets held for sale	$2,305
The operating results of the hotel that was held for sale as of December 31, 2021 are included in the Company's consolidated statements of operations and comprehensive (loss) income for the years ended December 2021, 2020 and 2019, respectively.
5. Intangible Assets and Liabilities
The following table summarizes the Company’s identified intangible assets, intangible liabilities and goodwill as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Intangible assets:
Acquired in-place lease intangibles	$601	$601
Advance bookings	2,226	4,188
Accumulated amortization	(2,231)	(3,183)
Net intangible assets	$596	$1,606
Goodwill(1)	4,850	4,850
Total intangible assets, net of accumulated amortization	$5,446	$6,456
(1)During the year ended December 31, 2020, the Company recognized goodwill impairment losses of $20.1 million. See Note 8 for further details.
The following table summarizes the amortization related to intangible assets for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Acquired in-place lease intangibles	$154	$154
Advance bookings	$856	$2,285

The following table presents the amortization during the next five years and thereafter related to intangible assets at December 31, 2021 (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Acquired in-place lease intangibles	$111	$8	$3	$—	$—	$—	$122
Advance bookings	330	110	28	6	—	—	474
Total amortization	$441	$118	$31	$6	$—	$—	$596
6. Debt
Debt as of December 31, 2021 and 2020 consisted of the following (dollar amounts in thousands):

	Rate Type		Rate(1)		Maturity Date		December 31, 2021	December 31, 2020
Mortgage Loans
Kimpton Hotel Palomar Philadelphia	Fixed	(2)	4.14%		1/13/2023	(3)	$—	$57,660
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed	(4)	4.45%		8/14/2024		100,000	100,000
Andaz Napa	Fixed	(5)	2.78%		9/13/2024		55,640	56,000
The Ritz-Carlton, Pentagon City	Fixed	(6)	5.47%		1/31/2025		65,000	65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026		56,796	57,857
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027		112,102	115,762
Total Mortgage Loans			4.44%	(7)			$389,538	$452,279
Corporate Credit Facilities
Corporate Credit Facility Term Loan $150M	Fixed	(8)	3.77%		8/21/2023	(3)	—	150,000
Corporate Credit Facility Term Loan $125M	Fixed	(9)	3.92%		9/13/2024		125,000	125,000
Revolving Credit Facility (10)	Variable		2.93%		2/28/2024	(3)	—	163,093
Total Corporate Credit Facilities							$125,000	$438,093
2020 Senior Notes $500M	Fixed		6.38%		8/15/2025		500,000	500,000
2021 Senior Notes $500M	Fixed		4.88%		6/1/2029		500,000	—
Loan premiums, discounts and unamortized deferred financing costs, net (11)							(20,307)	(15,892)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.18%	(7)			$1,494,231	$1,374,480
(1)The rates shown represent the annual interest rates as of December 31, 2021. The variable index for one mortgage loan is one-month LIBOR and for two mortgage loans is daily SOFR. The variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which is applicable for the value of all corporate credit facilities not subject to an interest rate hedge.
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
(4)A variable interest rate loan for which the interest rate has been fixed through October 2022, after which the rate reverts to variable.
(5)A variable interest rate loan for which the interest rate has been fixed on $25 million of the balance through October 2022, after which the rate reverts to variable.
(6)A variable interest rate loan for which the interest rate has been fixed through January 2023. The outstanding balance of this mortgage loan was repaid in January 2022 and the two interest rate swaps associated with this loan were terminated in connection with the repayment.
(7)Represents the weighted-average interest rate as of December 31, 2021.
(8)A variable interest rate loan for which LIBOR was previously fixed for $125 million of the balance through October 2022. The spread to LIBOR varied, as it was determined by the Company's leverage ratio. This loan was repaid in May 2021 and the interest rate swaps associated with this loan were redesignated in connection with the repayment.

(9)A variable interest rate loan for which LIBOR has been fixed through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the covenant waiver period.
(10)Commitments under the revolving credit facility total $523 million through February 2022, after which the total commitments will decrease to $450 million through maturity in February 2024.
(11)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
During 2020, the Company completed loan amendments for each of its eight mortgage loans that were outstanding at the time. The terms of the amendments varied by lender, and included items such as the deferral of monthly interest and/or principal payments for three to nine months, temporary elimination of requirements to make FF&E reserve contributions, ability to temporarily utilize existing FF&E reserve funds for operating expenses, subject to certain restrictions and conditions, including requirements to replenish any funds used, waivers for existing quarterly financial covenants for one to three quarters, and adjustments to some covenant calculations following the waiver periods. Certain of these secured loan amendments were considered troubled debt restructurings due to terms that allowed for deferred interest and/or principal payments. However, no gain or loss was recognized during the year ended December 31, 2020 as the carrying amount of the original loans were not greater than the undiscounted cash flows of the modified loans.
Of the total outstanding debt at December 31, 2021, none of the mortgage loans were recourse to the Company. As of December 31, 2021, the Company was not in compliance with its debt covenants for two of its mortgage loans, which did not result in events of default but allows the respective lenders the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the respective loan agreements. The cash sweeps permit the lenders to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance.
As of June 30, 2021, the Company was not in compliance with its debt covenants for three of its mortgage loans, which resulted in an event of default for each mortgage loan. In July 2021, the Company amended the terms of these mortgage loans to waive each event of default as of June 30, 2021 and to adjust covenant calculations for five quarters following the waiver. As a result, the Company was in compliance with each of these three loans as of December 31, 2021.
The mortgage loan agreements require contributions to be made to FF&E reserves, however, this requirement was temporarily waived and the Company had the ability to utilize existing FF&E reserve funds for operating expenses, subject to certain restrictions and a requirement to replenish any funds used. All required funds had been replenished as of December 31, 2021.
Corporate Credit Facilities
In January 2018, XHR LP ("Borrower") entered into an amended and restated credit agreement (the "Revolving Credit Agreement") with respect to a senior revolving credit facility (the "revolving credit facility") with a syndicate of banks with total commitments of $500 million and a maturity date in February 2022, with two additional six-month extension options. The revolving credit facility's interest rate was based on a pricing grid with a range of 1.50% to 2.25% over LIBOR as determined by the Company’s leverage ratio, or at the Company's election upon achievement of an investment grade rating from Moody’s Investor Services, Inc. or Standard & Poor’s Rating Services, interest based on LIBOR plus a margin ranging from 0.50% to 1.25%). In addition, until such election, the Company is required to pay a quarterly unused commitment fee of up to 0.30% of the unused portion of the credit facility based on the average daily unused portion of the credit facility; thereafter, the Company is required to pay a facility fee ranging between 0.125% and 0.3% based on the Company's debt rating.
In June 2020, certain subsidiaries of the Company entered into an amendment of the Revolving Credit Agreement (the "June 2020 Revolver Amendment"). The Company also entered into amendments for each of the its then existing corporate credit facility term loans (collectively, the “June 2020 Term Loan Amendments” and, together with the June 2020 Revolver Amendment, the “June 2020 Amendments”), which amended (i) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time party thereto (the “Wells Term Loan Agreement”); (ii) the Term Loan Agreement, dated as of October 22, 2015, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto (the "KeyBank 2015 Term Loan Agreement"); (iii) the Term Loan Agreement, dated as of August 21, 2018, by and among the Borrower, PNC Bank, National Association, as administrative agent, and the lenders from time to time party thereto (the "PNC Term Loan Agreement"); and (iv) the Term Loan Agreement, dated as of September 13, 2017, by and among the Borrower, KeyBank National Association, as administrative agent, and the lenders from time to time party thereto. Such credit agreements, collectively with the Revolving Credit Agreement (as they have each been described herein), are referred to herein as the “Credit Agreements”.
The June 2020 Amendments, among other things, relieved the Borrower’s compliance with certain covenants under the Credit Agreements by (i) waiving the event of default caused by the Borrower’s noncompliance with the unsecured interest coverage ratio financial covenant for the fiscal quarter ending March 31, 2020; (ii) suspending the testing of the leverage ratio covenant, the fixed charge coverage ratio covenant and the unsecured interest coverage ratio covenant thereunder, in each case, through the fiscal quarter ending March 31, 2021 (unless terminated earlier by the Borrower) (the “initial covenant waiver period”); and (iii) providing for a phased return to pre-amendment covenant levels by mid-2022. In addition, the amendments extended the maturity date for the $175 million corporate credit facility term loan agented by Wells Fargo Bank, National Association from February 2021 to February 2022.
The June 2020 Amendments added or modified certain restrictions and covenants, which are applicable during the covenant waiver period (defined below) and until the Borrower has thereafter demonstrated compliance with its financial covenants, including mandatory prepayment requirements and new negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases, and distributions. A new minimum liquidity covenant also applies during the covenant waiver period.
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
In October 2020, in connection with the issuance of the additional Senior Notes described below, the Company further amended each of the Credit Agreements (the “October 2020 Amendments”), other than the Wells Term Loan Agreement and the KeyBank 2015 Term Loan Agreement, which were repaid in full upon consummation of the October 2020 Amendments. The October 2020 Amendments (i) increased commitments under the revolving credit facility by $23 million to $523 million through February 2022, after which the total commitments will decrease to $450 million through February 2024, reflecting a two year extension of the maturity date of the revolving credit facility; (ii) extended the initial covenant waiver period through year end 2021 and extended the modification of certain financial covenants, once quarterly testing resumes, through the first quarter in 2023; (iii) modified the mandatory prepayment provisions of each Credit Agreement by allowing us, in the event that the revolving credit facility outstanding balance is less than $350 million, to apply 50% of the net proceeds raised through various activities, including debt issuances, equity issuances, and dispositions, to repay its revolving credit facility (without a permanent reduction in the commitments thereunder), with the balance of the proceeds retained by the Company; and (iv) extended the minimum liquidity covenant through the second quarter of 2022.
In May 2021, in connection with the issuance of the 2021 Senior Notes, the Company repaid in full the PNC Term Loan and effectuated additional amendments to the Credit Agreements for its revolving credit facility and its one remaining corporate credit facility term loan (the "May 2021 Amendments"). The May 2021 Amendments, among other things, (i) further extended the initial covenant waiver period under the remaining corporate credit facilities until the date that financial statements are required to be delivered thereunder for the fiscal quarter ending June 30, 2022 (as so extended unless earlier terminated by the Borrower in accordance with the terms of the corporate credit facilities, the "covenant waiver period") and extended the modification of certain financial covenants, once quarterly testing resumes, through the second quarter of 2023, (ii) increased the minimum liquidity covenant level during the covenant waiver period from $100 million to $150 million and eliminated the minimum liquidity covenant after the covenant waiver period ends, (iii) adjusted the mandatory prepayment requirements under the corporate credit facilities to limit the requirement to repay loans using net proceeds of certain asset sales and debt or equity issuances solely to the Borrower’s revolving credit facility, (iv) increased the ability for the Borrower to acquire properties and (v) increased capacity for capital expenditures during the covenant waiver period under the corporate credit facilities.
As of December 31, 2021, there was no outstanding balance on the revolving credit facility. During the years ended December 31, 2021, 2020 and 2019, the Company incurred unused commitment fees of approximately $1.4 million, $0.5 million, and $1.5 million respectively, and interest expense of $1.9 million, $8.6 million and $0.2 million, respectively.
Senior Notes
The Operating Partnership issued $500 million of 6.375% Senior Notes (the "2020 Senior Notes") during the year ended December 31, 2020. In May 2021, the Operating Partnership issued $500 million of 4.875% Senior Notes due in 2029 (the "2021 Senior Notes" and together with the 2020 Senior Notes, the "Senior Notes"). The Company used the net proceeds of the 2020 Senior Notes, along with cash on hand, to repay outstanding indebtedness and the net proceeds of the 2021 Senior Notes to repay in full the borrowings under the revolving credit facility, prepay in full the corporate credit facility term loan maturing in August 2023 and repay the mortgage loan collateralized by Kimpton Hotel Palomar Philadelphia. The Company intends to use the remaining net proceeds from the offering of the 2021 Senior Notes for general corporate purposes.
The indentures governing the Senior Notes contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures. In addition, the indentures governing the Senior Notes require the Operating Partnership to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries that incur or guarantee any indebtedness under the Company’s corporate credit facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness. The Senior Notes are initially secured, subject to certain permitted liens, by a first priority security interest in all of the equity interests (the “collateral”) of a material portion of the Operating Partnership’s subsidiaries, and any proceeds of such equity interests, which collateral also secures obligations under the amended corporate credit facilities on a first priority basis. The collateral securing the Senior Notes will be released in full if the Operating Partnership achieves compliance with certain financial covenant requirements under the corporate credit facilities, after which the Senior Notes will be unsecured , which is expected to occur prior to the maturity of the Senior Notes.
The Operating Partnership may redeem the 2020 Senior Notes prior to August 15, 2022 and the 2021 Senior Notes prior to June 1, 2024 at a make-whole price. After those dates, the Operating Partnership may also redeem the Senior Notes at certain redemption prices that decline ratably to par. The Operating Partnership may also redeem a portion of the Senior Notes with proceeds from certain equity offerings or certain support received from government authorities in connection with the COVID-19 global pandemic, subject to certain conditions.
Debt Outstanding
Debt outstanding as of December 31, 2021 and December 31, 2020 was $1,515 million and $1,390 million and had a weighted-average interest rate of 5.18% and 4.78% per annum, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2021	Weighted-average interest rate
2022	$4,654	4.38%
2023	5,537	4.39%
2024	280,070	3.89%
2025	568,512	6.26%
2026	54,379	4.53%
Thereafter	601,386	4.83%
Total Debt	$1,514,538	5.18%
Revolving Credit Facility (matures in 2024)	—	2.93%
Loan premiums, discounts and unamortized deferred financing costs, net	(20,307)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,494,231	5.18%
As a result of the loan amendments and issuance of the 2021 Senior Notes during the year ended December 31, 2021, the Company capitalized $10.2 million of deferred financing fees. During the year ended December 31, 2020, the Company capitalized $5.3 million of deferred financing costs and expensed $0.7 million of legal fees, which were included in general and administrative expenses on the consolidated statement of operations and comprehensive (loss) income for the period then ended.
In connection with the repayment of mortgage loans during the years ended December 31, 2021, 2020 and 2019, the Company incurred a loss on extinguishment of approximately $1.4 million, $1.6 million, and $0.2 million, respectively, which is included in the loss on extinguishment of debt in the consolidated statements of operations and comprehensive (loss) income for the periods then ended. The loss from extinguishment of debt also represents the write-off of any unamortized deferred financing costs incurred when the original agreements were executed.
7. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of December 31, 2021, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt. During the years ended December 31, 2021 and 2020, the Company terminated four and three interest rate swaps prior to their maturity, respectively, and incurred swap termination costs of $2.8 million and $0.7 million, respectively, which are included in other (loss) income on the consolidated statements of operations and comprehensive (loss) income for the periods then ended.
As of December 31, 2021 and December 31, 2020, all derivative instruments held by the Company with the right of offset that were in a net asset position were included in other assets and those that were in a net liability position were included in other liabilities on the consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of December 31, 2021 and 2020 (in thousands):

						December 31, 2021		December 31, 2020
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	50,000	(591)	50,000	(1,521)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	(295)	25,000	(761)
Mortgage Debt	Swap	1.84%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	(297)	25,000	(764)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	(296)	25,000	(762)
Mortgage Debt	Swap	1.54%	1-Month LIBOR	1/13/2016	1/13/2023	—	—	57,000	(1,569)
Mortgage Debt	Swap	1.80%	1-Month LIBOR	3/1/2017	1/3/2022	—	—	51,000	(859)
Mortgage Debt	Swap	1.80%	1-Month LIBOR	3/1/2017	1/3/2022	—	—	45,000	(758)
Mortgage Debt	Swap	1.81%	1-Month LIBOR	3/1/2017	1/3/2022	—	—	45,000	(765)
$125M Term Loan	Swap	1.91%	1-Month LIBOR	10/13/2017	9/13/2022	40,000	(445)	40,000	(1,201)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	40,000	(446)	40,000	(1,202)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	25,000	(279)	25,000	(753)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	20,000	(223)	20,000	(601)
Mortgage Debt(1)	Swap	2.80%	1-Month LIBOR	6/1/2018	2/1/2023	24,000	(598)	24,000	(1,302)
Mortgage Debt(1)	Swap	2.89%	1-Month LIBOR	1/17/2019	2/1/2023	41,000	(1,061)	41,000	(2,301)
						$315,000	$(4,531)	$513,000	$(15,119)
(1)The Company terminated two interest rate swaps prior to maturity in connection with the repayment of the mortgage loan associated with The Ritz-Carlton, Pentagon City in January 2022.
The table below details the location in the consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the years ended December 31, 2021 and 2020 (in thousands):

		Year Ended December 31,
		2021	2020
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive (Loss) Income:
Realized loss on termination of interest rate derivative instruments	Other (loss) income	$(2,779)	$(659)
Gain (loss) recognized in other comprehensive (loss)	Unrealized gain (loss) on interest rate derivative instruments	$2,991	$(18,133)
Gain reclassified from accumulated other comprehensive (loss) to net (loss) income	Reclassification adjustment for amounts recognized in net (loss) income	$7,597	$7,969
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$81,285	$61,975

The Company expects approximately $4.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
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
For assets and liabilities measured at fair value on a recurring and non-recurring basis, quantitative disclosure of their fair value are included in the consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measurement Date
	December 31, 2021		December 31, 2020
Location on Consolidated Balance Sheets/ Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Measurements
Liabilities
Interest rate swaps(1)	$(4,531)	$—	$(15,119)	$—
Nonrecurring measurements
Net Investment Properties
Kimpton Hotel Monaco Chicago	$34,093	$—	$—	$—
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
Non-Recurring Measurements
Investment Properties
During the year ended December 31, 2021, the Company recorded an impairment loss of $12.6 million for the 352-room Marriott Charleston Town Center to reduce the carrying value of the long-lived asset to its fair value. The impairment was the result of a shortened estimated hold period due to the expected sale. The hotel was sold in November 2021. Additionally, in November 2021, the Company entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago for a sale price of $36.0 million and the buyer funded an at-risk deposit. In accordance with the Company's impairment policy, management estimated the undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted-average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of December 31, 2021.

Management determined the impairment loss as the excess of carrying value over estimated fair value. As a result, for the year ended December 31, 2021, the Company recorded an impairment loss of $15.7 million. The hotel was sold in January 2022. These impairment losses are included in impairment and other losses on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2021.
In September 2020, the Company entered into an agreement to sell the 492-room Renaissance Austin Hotel for $70.0 million. In October 2020, the buyer terminated the agreement but subsequently reinstated the agreement, which triggered the funding of an at-risk deposit. Management estimated the future undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted-average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of September 30, 2020. Management determined the impairment loss as the difference between the carrying value and the estimated fair value. The fair value was estimated using Level 2 assumptions, including values from market participants. As a result, for the year ended December 31, 2020, the Company recorded an impairment loss of $8.9 million, which is included in impairment and other losses on the consolidated statement of operations and comprehensive (loss) income for the period then ended. The sale closed in November 2020.
Goodwill
Our goodwill balance and related activity as of December 31, 2021 and 2020 is as follows (in thousands):

	December 31, 2021	December 31, 2020
Goodwill	$34,352	$34,352
Cumulative Goodwill Impairment Losses	(29,502)	(29,502)
Carrying Value of Goodwill	$4,850	$4,850

As a result of the existing market weakness due to new supply in Savannah, Georgia and the material adverse impact the COVID-19 pandemic had on the lodging industry and on our portfolio, the Company performed a single-step analysis to identify and measure impairment for three of our hotels with goodwill, including Andaz Napa, Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection at March 31, 2020. Management determined the fair value of these hotels and related goodwill using Level 3 assumptions, which included discounted cash flows based on projected operating income, timing and amount of planned capital expenditures, a terminal capitalization rate, and the applied discount rate. Based on the fair value determinations by management, the Company identified goodwill impairments of $6.1 million related to Andaz Savannah and $10.3 million related to Bohemian Hotel Savannah Riverfront, Autograph Collection. The goodwill impairments were directly attributed to the material adverse impact the COVID-19 pandemic had, and was expected to continue to have, on the results of operations at each hotel.
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
Management believes reasonable estimates and judgments were used in our fair value determinations during the year ended December 31, 2021. However, we cannot predict with certainty when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels that have recommenced operations will be forced to shut down operations or impose additional restrictions due to a resurgence of COVID-19 cases. We currently expect that the recovery in lodging, particularly with respect to business transient and group business, will lag behind the recovery of other industries and factors such as public health, availability of COVID-19 vaccines and therapeutics, and the geopolitical environment may impact the timing and pace of such recovery. Changes in facts and circumstances may result in an additional impairment and other losses in the future.

Financial Instruments Not Measured at Fair Value
The table below represents the fair values of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2021 and 2020, respectively, (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Corporate Credit Facility Term Loans	$514,538	$503,265	$727,279	$706,453
Senior Notes	1,000,000	1,055,323	500,000	539,901
Revolving Credit Facility	—	—	163,093	161,339
Total	$1,514,538	$1,558,588	$1,390,372	$1,407,693
The Company estimates the fair value of its mortgages payable using a weighted-average effective interest rate of 5.23% and 4.80% per annum as of December 31, 2021 and 2020, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2021 and 2020, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
9. Income Taxes
The Company elected to be taxed and operates in a manner management believes will allow it to continue to qualify as a REIT under the Code for federal income tax purposes. To qualify as a REIT, the Company must satisfy certain requirements related to, among other things, its sources of income, composition of its assets, amounts it distributes to its stockholders and diversity of its stock ownership. So long as the Company qualifies as a REIT, it generally will not be subject to federal income tax on REIT taxable income that is distributed annually to its stockholders. Accordingly, no provision for federal income taxes has been included in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 related to REIT taxable income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal, state and local income tax on REIT taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for four years following the failure.
The Company may be subject to certain federal, state, and local taxes on its income and assets, including, (i) taxes on any undistributed income, (ii) taxes related to its TRS, (iii) certain state or local income taxes, (iv) franchise taxes, (v) property taxes and (vi) transfer taxes.
The Company has elected to treat certain of its consolidated subsidiaries (and may in the future elect to treat any newly formed subsidiary) as a TRS pursuant to the Code. A TRS may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company’s hotels are leased, through its Operating Partnership, to certain subsidiaries of the Company’s TRS. Lease revenue at the Operating Partnership and lease expense from the TRS subsidiaries are eliminated in consolidation for financial statement purposes.
The Company, and its third-party operators on its behalf, have evaluated and utilized the programs and tax benefit provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act including the corporate net operating loss carryback, increases in the business interest expense limitation, employee retention credits, and deferrals of both employer payroll taxes and corporate estimated taxes.
For the year ended December 31, 2021 the Company recognized income tax expense of $0.7 million using an estimated federal and state statutory combined rate of 23.44%. The income tax expense was primarily attributed to state gross margins taxes levied on gross revenues. During the year ended December 31, 2021, the Company received employee retention credits of $0.8 million and its third-party managers received employee retention credits on its behalf of approximately $0.5 million.
For the year ended December 31, 2020, the Company recognized income tax benefit of $15.9 million using an estimated federal and state statutory combined rate of 23.62%. The income tax benefit was primarily attributed to utilization of the net operating loss carryback provisions of the CARES Act. The Company expects $17.4 million in federal tax refunds related to the carryback of net operating losses generated in 2020 by its TRS. During the year ended December 31, 2020, the Company received employee retention credits of $0.5 million and its third party managers received employee retention credits on its behalf of approximately $5.9 million.
During the year ended December 31, 2019, the Company recognized income tax expense of $5.4 million using an estimated federal and state statutory combined rate of 23.65%.
The table below presents the provision for income taxes related to continuing operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$17,360	$(3,082)
State	(718)	(154)	(2,255)
Total current	$(718)	$17,206	$(5,337)
Deferred:
Federal	$—	$(1,060)	$(1)
State	—	(279)	(29)
Total deferred	$—	$(1,339)	$(30)
Total tax (provision) benefit	$(718)	$15,867	$(5,367)
The table below presents a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Provision for income taxes at statutory rate	$30,235	$38,384	$(13,148)
Tax impact related to REIT operations	(28,424)	(25,741)	9,691
Income for which no federal tax benefit was recognized	—	(3)	(2)
Change in federal and state valuation allowances	(3,214)	(9,399)	—
Impact of rate change on deferred tax balances	(720)	28	(9)
State tax benefit (provision), net of federal	1,370	7,536	(1,563)
Tax benefit related to federal net operating loss carryback rate	—	5,004	—
Other	35	58	(336)
Total tax (provision) benefit	$(718)	$15,867	$(5,367)

Deferred tax assets and liabilities are included within other assets and other liabilities in the consolidated balance sheets, respectively, and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows (in thousands):

	December 31, 2021	December 31, 2020
Net operating loss	$14,268	$11,347
Deferred income	1,905	1,813
Other	107	(94)
Total deferred tax assets	$16,280	$13,066
Less: Valuation allowance	(16,280)	(13,066)
Net deferred tax assets	$—	$—
The Company had federal net operating loss carryforwards of $19.4 million and $11.2 million as of December 31, 2021 and 2020, respectively certain of which were subject to limitation. The Company established a $19.4 million and $11.2 million valuation allowance as of December 31, 2021 and 2020, respectively, against these amounts. For the year ended December 31, 2020, the Company generated a $59.0 million federal net operating loss, all of which was carried back to offset taxable income from prior years.
The Company had state net operating loss carryforwards of $198.2 million and $161.6 million as of December 31, 2021 and 2020, respectively, certain of which are subject to limitation. The Company established a $198.2 million and $161.6 million valuation allowance as of December 31, 2021 and 2020, respectively, against these amounts.
Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has considered various factors, including cumulative losses, future reversals of existing taxable temporary differences, projected future taxable income, and tax-planning strategies and has determined that a full valuation allowance will be recorded against the net deferred tax asset. The amount of the deferred tax assets considered unrealizable, however, could change in the near term based on revised estimates of future taxable income during the carryforward period.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2021. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2021. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2021, 2020 and 2019 or in the consolidated balance sheets as of December 31, 2021 and 2020. As of December 31, 2021, the Company’s 2021, 2020 and 2019 tax years remain subject to examination by federal and various state tax jurisdictions.
10. Stockholders' Equity
Common Stock
In March 2018, the Company entered into an at-the-market ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer, and sell shares of its common stock having an aggregate offering price of up to $200 million. In May 2021, the Company upsized the ATM Agreement and, as a result, had $200 million available for sale as of December 31, 2021. The terms of the amended revolving credit facility impose restrictions on the use of proceeds raised from equity issuances. No shares were sold under the ATM Agreement during the years ended December 31, 2021, 2020 and 2019.

The Board of Directors authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $175 million of the Company’s outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2021, the Company had approximately $94.7 million remaining under its share repurchase authorization.
No shares were purchased as part of the Repurchase Program during the year ended December 31, 2021. During the year ended December 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2019. We are prohibited under the terms of the amended corporate credit facilities from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.
Dividends
The Company has suspended its quarterly dividend in order to preserve liquidity and did not declare any dividends during the year ended December 31, 2021. Our ability to make distributions is currently limited by the provisions of our amended corporate credit facilities. The Company will evaluate if and when to resume paying dividends in the future based on business and economic conditions and the requirement to distribute 90% of REIT taxable income in order to remain qualified as a REIT.
The Company declared dividends of $0.275 per common stock totaling $31.2 million during the year ended December 31, 2020. For income tax purposes, dividends paid per share on our common stock during the year ended December 31, 2020 were 100% nontaxable return of capital.
Non-controlling Interest of Common Units in Operating Partnership
During the year ended December 31, 2021, 615,266 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 615,266 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 399,922 Common Units were redeemed for common stock and 215,344 Common Units were redeemed for cash totaling $4.1 million.
During the year ended December 31, 2020, 1,579,549 vested LTIP Units were converted into common limited partnership units in the Operating Partnership on a one-for-one basis and subsequently all 1,579,549 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 1,122,532 Common Units were redeemed for common stock and 457,017 Common Units were redeemed for cash totaling $8.6 million.
As of December 31, 2021, the Operating Partnership had 2,467,472 LTIP Units outstanding, representing a 2.1% partnership interest held by the limited partners. Of the 2,467,472 LTIP Units outstanding at December 31, 2021, 967,155 units had yet to be converted or redeemed. Only vested LTIP Units may be converted to Common Units, which in turn can be tendered for redemption as described in the Note 12. As of December 31, 2020, the Operating Partnership had 2,494,560 LTIP Units outstanding, representing a 2.1% partnership interest held by the limited partners.
The Company did not declare distributions for LTIP Units during the year ended December 31, 2021. The Company declared distributions of $0.275 per LTIP Unit totaling $0.3 million during the year ended December 31, 2020.
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
The following table reconciles net (loss) income to basic and diluted EPS for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	$(143,517)	$(163,330)	$55,400
Dividends paid on unvested share-based compensation	—	(150)	(548)
Net (loss) income available to common stockholders	$(143,517)	$(163,480)	$54,852

Denominator:
Weighted-average shares outstanding - Basic	113,801,862	113,489,015	112,636,123
Effect of dilutive share-based compensation(1)	—	—	282,475
Weighted-average shares outstanding - Diluted	113,801,862	113,489,015	112,918,598

Basic and diluted (loss) earnings per share:
Net (loss) income per share available to common stockholders - basic and diluted	$(1.26)	$(1.44)	$0.49
(1)During the years ended December 31, 2021 and 2020, the Company excluded 542,632 and 292,850, respectively, anti-dilutive shares from its calculation of diluted earnings per share.
12. Share-Based Compensation
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and its former parent, InvenTrust Properties Corp. ("InvenTrust") as its sole common stockholder approved, the 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units (i.e. LTIP Units) in the Operating Partnership.
On March 26, 2020 the Board of Directors adopted, and at the Annual Meeting in May 2020, the Company's stockholders approved, the Second Amendment to the 2015 Incentive Award Plan, which among other things, increased the aggregate number of shares of common stock that may be issued pursuant to awards under the 2015 Incentive Award Plan by two million shares. As of December 31, 2021, the aggregate number of shares that may be issued under the 2015 Incentive Award Plan was 3,248,479.

Restricted Stock Units Grants
The Compensation Committee of the Board of Directors granted the following awards of restricted stock units to certain Company employees for the years ended December 31, 2021, 2020 and 2019:

Grant Date	Grant Description	Time-Based Grants		Performance-Based Grants		Weighted-Average Grant Date Fair Value
February 2019	2019 Restricted Stock Units	84,944		50,846		$15.75
March 2020	2020 Restricted Stock Units	112,937		163,501	(1)	$9.70
June 2020	2020 Restricted Stock Units	98,060	(1)	—		$12.34
December 2020	2020 Restricted Stock Units	94,981		—		$15.05
March 2021	2021 Restricted Stock Units	64,542		37,067		$16.66
(1)     In June 2020, the Compensation Committee of the Board of Directors approved new equity awards for certain members of management, which provide for the cancellation of the performance-based awards originally granted to such individuals on March 2, 2020 and the grant of new time-based awards on June 5, 2020.
Each of the time-based restricted stock awards granted in 2019, 2020 (other than the June 2020 time-based restricted stock units) and 2021 will vest as follows, subject to continued employment with the Company or its affiliates through each applicable vesting date: thirty-three percent (33%) on the first anniversary of the vesting commencement date, thirty-three percent (33%) on the second anniversary of the vesting commencement date, and thirty-four percent (34%) on the third anniversary of the vesting commencement date.
The June 2020 time-based restricted stock units will vest in full on December 31, 2022, subject to continued employment with the Company or its affiliates through the vesting date. The December 2020 time-based restricted stock units vested in full on December 30, 2021.
The 2019 and 2021 performance-based restricted stock units are designated twenty-five percent (25%) as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units") and seventy-five percent (75%) as relative TSR share units (the "Relative TSR Share Units"). The Absolute TSR Share Units vest based on achievement of varying levels of the Company's TSR over the three-year performance period. The Relative TSR Share Units vest based on the ranking of the Company's TSR as compared to a defined peer group over the three-year performance period. Vesting of performance-based restricted stock units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.
In May 2021, with the addition of one non-employee director to the Company's Board of Directors, and pursuant to the Company's Director Compensation Program, 5,138 fully vested shares of common stock were granted which had a grant date fair value of $19.09 per share.
LTIP Unit Grants
LTIP Units are a class of limited partnership units in the Operating Partnership. Initially, the LTIP Units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions. However, upon the occurrence of certain events described in the Operating Partnership's partnership agreement, the LTIP Units can over time achieve full parity with the common units for all purposes. If such parity is reached, vested LTIP Units may be converted into an equal number of common units on a one-for-one basis at any time at the request of the LTIP Unit holder or the general partner of the Operating Partnership. Common units are redeemable for cash based on the fair market value of an equivalent number of shares of the Company’s common stock, or, at the election of the Company, an equal number of shares of the Company’s common stock, each subject to adjustment in the event of stock splits, specified extraordinary distributions or similar events.

The Compensation Committee of the Board of Directors has approved the issuance of the following LTIP Unit awards under the 2015 Incentive Award Plan to certain executives for the years ended December 31, 2021, 2020 and 2019:

Grant Date	Grant Description	Time-Based LTIP Units		Performance-Based Class A LTIP Units		Weighted-Average Grant Date Fair Value
February 2019	2019 LTIP Units	90,273		781,898		$9.24
March 2020	2020 LTIP Units	100,899		868,723	(1)	$5.79
June 2020	2020 LTIP Units	607,965	(1)	—		$12.34
March 2021	2021 LTIP Units	88,076		708,991		$11.87
(1)    In June 2020, the Compensation Committee of the Board of Directors approved new equity awards for each of the named executive officers, which provide for the cancellation of all performance-based Class A LTIP Units originally granted on March 2, 2020 and the grant of new time-based awards on June 5, 2020.
The time-based LTIP Unit awards granted in 2019, 2020 (other than the June 2020 time-based LTIP Units) and 2021 will vest as follows, subject to continued employment with the Company or its affiliates through each applicable vesting date: thirty-three percent (33%) on the first anniversary of the vesting commencement, thirty-three percent (33%) on the second anniversary of the vesting commencement date, and thirty-four percent (34%) on the third anniversary of the vesting commencement date.
The June 2020 time-based LTIP Units will vest in full on December 31, 2022, subject to continued employment with the Company or its affiliates through the vesting date.
A portion of each award of Class A LTIP Units for 2019 and 2021 were designated as a number of “base units.” Twenty-five percent (25%) of the base units were designated as absolute TSR base units, and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the base units were designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period. Vesting of Class A LTIP Units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.
Pursuant to the Director Compensation Program, the Company approved the issuance of following fully vested LTIP Units of under the 2015 Incentive Award Plan to seven of the Company's non-employee directors for the years ended December 31, 2021, 2020 and 2019:

Grant Date	Grant Description	Time-Based Grants	Grant Date Fair Value
May 2019	2019 LTIP Units	26,768	$22.23
May 2020	2020 LTIP Units	84,546	$8.28
May 2021	2021 LTIP Units	36,848	$19.00
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

The following is a summary of the unvested incentive awards as of December 31, 2021 and 2020:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2019	247,108	1,683,965	1,931,073
Granted	469,479	1,662,133	2,131,612
Vested(2)	(176,229)	(661,085)	(837,314)
Expired	(61,637)	(321,832)	(383,469)
Forfeited	(3,154)	—	(3,154)
Cancelled	(87,828)	(868,723)	(956,551)
Unvested as of December 31, 2020	387,739	1,494,458	1,882,197
Granted	106,747	833,915	940,662
Vested(2)	(205,806)	(582,319)	(788,125)
Expired	(12,713)	(245,737)	(258,450)
Forfeited	(14,240)	—	(14,240)
Unvested as of December 31, 2021	261,727	1,500,317	1,762,044
Weighted-average fair value of unvested shares/units	$14.97	$12.36	$12.75
(1)Includes time-based LTIP Units and Class A LTIP Units.
(2)During the years ended December 31, 2021 and 2020, the Company redeemed 54,514 and 48,489, respectively, shares of common stock to satisfy federal and state tax withholding requirements on the vesting of restricted stock units under the 2015 Incentive Award Plan.

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
During the year ended December 31, 2021, the Company recognized approximately $10.8 million of share-based compensation expense (net of forfeitures) related to restricted stock units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the year ended December 31, 2021, the Company recognized $0.8 million of share-based compensation expense related to the LTIP Units that were provided to the non-employee directors and capitalized approximately $0.6 million related to restricted stock units provided to certain members of management who oversee development and capital projects on behalf of the Company. As of December 31, 2021, there was $11.2 million of total unrecognized compensation costs related to unvested restricted stock units, Class A LTIP Units and time-based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.71 years.
During the year ended December 31, 2020, the Company recognized approximately $10.9 million of share-based compensation expense (net of forfeitures) related to restricted stock units and LTIP Units provided to certain of its current and former executive officers and other members of management. In addition, during the year ended December 31, 2020 the Company recognized $0.7 million of share-based compensation expense related to LTIP Units that were provided to the Board of Directors and capitalized approximately $1.0 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. Share-based compensation expense during the year ended December 31, 2020 included $1.6 million of accelerated share-based compensation for reductions in corporate personnel as a result of the COVID-19 pandemic.
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
13. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the year ended December 31, 2021 (dollar amounts in thousands):

December 31, 2021
Weighted-average remaining lease term, including reasonably certain extension options(1)	21 years
Weighted-average discount rate	5.70%

ROU asset(2)	$19,577
Lease liability(3)	$20,878

Operating lease rent expense	$1,645
Variable lease costs	2,924
Total rent and variable lease costs	$4,569
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets and assets held for sale on the consolidated balance sheet as of December 31, 2021.
(3)The lease liability is included in other liabilities and liabilities associated with assets held for sale on the consolidated balance sheet as of December 31, 2021.

The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of December 31, 2021 (in thousands):

December 31, 2021
2022	$2,127
2023	2,142
2024	2,157
2025	2,172
2026	2,188
Thereafter	26,648
Total undiscounted lease payments	$37,434
Less imputed interest	(16,556)
Lease liability(1)	$20,878
(1)The lease liability is included in other liabilities on the consolidated balance sheet as of December 31, 2021.

Management and Franchise Agreements
In order to maintain its qualification as a REIT, the Company cannot directly or indirectly operate any of its hotels. The Company leases each hotel to TRS lessees, which in turn engage eligible independent contractors to manage the hotels. Each hotel is operated pursuant to a hotel management agreement with an independent third-party hotel management company.
Pursuant to the management agreements, the management company controls the day-to-day operation of each hotel, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The management agreements typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. Many management agreements also require the maintenance of an FF&E reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels. In response to the COVID-19 pandemic, certain of the Company's third-party managers temporarily suspended required contributions to the FF&E reserves. In addition, in certain cases, the Company had the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such FF&E reserves was subject to lender approval for hotels encumbered by mortgage loans and, in certain cases, was required to be replenished. As of December 31, 2021, the Company had used $17.8 million of FF&E reserves for working capital purposes and had replenished all required amounts
Management agreements for brand-managed hotels have initial terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel managers; assuming all renewal periods are exercised, the average remaining term is 26 years. Management agreements for franchised hotels generally contain initial terms between 10 and 15 years with an average remaining term of approximately three years; none of these agreements contemplate renewal or extension of the initial term.
The Company is generally limited in its ability to sell, lease or otherwise transfer hotels unless the transferee assumes the related management agreement. However, most agreements include owner rights to terminate the agreements on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to the Company of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).
Franchise agreements contain initial terms of 15 to 20 years, with an average remaining initial term of approximately seven years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of the hotel's gross rooms revenue. Many franchise agreements also require the maintenance of a FF&E reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.

For the years ended December 31, 2021, 2020, and 2019, the Company incurred management and franchise fees of $22.5 million, $11.6 million and $46.5 million, respectively, which is included on the consolidated statements of operations and comprehensive (loss) income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2021 and 2020, the Company had a balance of $29.3 million and $25.9 million, respectively, in reserves for such future improvements. These amounts are included in restricted cash and escrows on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.
In response to the COVID-19 pandemic, certain of the Company's third-party managers temporarily suspended required contributions to the FF&E reserves. In addition, in certain cases, the Company had the ability to utilize a portion of these cash balances for hotel operating expenses. The usage of such FF&E reserves was subject to lender approval for hotels encumbered by mortgage loans and, in certain cases, was required to be replenished. As of December 31, 2021, the Company had used $17.8 million of FF&E reserves for working capital purposes and had replenished all required amounts.
Renovation and Construction Commitments
As of December 31, 2021, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2021 totaled $7.7 million.
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

14. Subsequent Events
In November 2021, the Company entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago in Chicago, Illinois for a sale price of $36.0 million. The sale closed in January 2022 and did not result in a gain or loss due to the previous impairment of $15.7 million recognized for the period ended December 31, 2021. Net cash proceeds from the sale, after transaction closing costs, were approximately $32.1 million and will be used for general corporate purposes.
In January 2022, the Company repaid in full the $65.0 million outstanding balance on the mortgage loan collateralized by The Ritz-Carlton, Pentagon City and incurred a loss on extinguishment of debt of approximately $0.3 million. In connection with the repayment, the Company terminated two interest rate swaps prior and incurred swap termination costs of $1.6 million.
In February 2022, the Company entered into an agreement to acquire the W Nashville in Nashville, Tennessee, for a purchase price of $328.7 million, at which time the $10.0 million deposit became at-risk. The sale is expected to close in the first quarter of 2022.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2021

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Andaz Napa Napa, CA	$55,640	$10,150	$57,012	$—	$1,952	$10,150	$58,964	$69,114	$28,620	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	7,734	6,949	51,164	58,113	21,082	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	—	2,680	36,212	—	4,255	2,680	40,467	43,147	14,590	2009	9/10/2013	5 - 30 years
Bohemian Hotel Celebration, Autograph Collection Celebration, FL	—	1,232	19,000	—	3,518	1,232	22,518	23,750	9,086	1999	2/6/2013	5 - 30 years
Bohemian Hotel Savannah, Autograph Collection Savannah, GA	—	2,300	24,240	—	2,645	2,300	26,885	29,185	12,364	2009	8/9/2012	5 - 30 years
Buckhead Atlanta Restaurant Lease Atlanta, GA	—	364	2,349	—	—	364	2,349	2,713	490	2008	12/7/2018	5 - 30 years
Fairmont Dallas Dallas, TX	—	8,700	60,634	—	13,274	8,700	73,908	82,608	33,009	1968	8/1/2011	5 - 30 years
Fairmont Pittsburgh Pittsburgh, PA	—	3,378	27,101	—	778	3,378	27,879	31,257	4,272	2010	9/26/2018	5 - 30 years
Grand Bohemian Hotel Charleston, Autograph Collection Charleston, SC	—	4,550	26,582	—	392	4,550	26,974	31,524	8,353	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook, Autograph Collection Birmingham, AL	—	2,000	42,246	—	821	2,000	43,067	45,067	14,006	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, an Autograph Collection Orlando, FL	56,796	7,739	75,510	—	6,233	7,739	81,743	89,482	32,421	2001	12/27/2012	5 - 30 years
Hyatt Centric Key West Resort & Spa Key West, FL	—	40,986	34,529	—	7,836	40,986	42,365	83,351	16,859	1988	11/15/2013	5 - 30 years
Hyatt Regency Grand Cypress Orlando, FL	—	17,867	183,463	—	55,473	17,867	238,936	256,803	50,092	1984	5/26/2017	5 - 30 years
Hyatt Regency Portland at the Oregon Convention Center Portland, OR	—	24,669	161,931	(767)	(5,185)	23,902	156,746	180,648	14,488	2019	12/17/2019	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	—	—	100,227	—	22,454	—	122,681	122,681	49,150	1986	9/20/2013	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2021

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch Scottsdale, AZ	—	71,211	145,600	—	11,259	71,211	156,859	228,070	35,147	1987	10/3/2017	5 - 30 years
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	720	4,144	3,402	7,546	702	1953	11/25/2014	5 - 30 years
Kimpton Canary Hotel Santa Barbara Santa Barbara, CA	—	22,361	57,822	—	2,096	22,361	59,918	82,279	17,724	2005	7/16/2015	5 - 30 years
Kimpton Hotel Monaco Denver Denver, CO	—	5,742	69,158	—	11,336	5,742	80,494	86,236	30,139	1917/1937	11/1/2013	5 - 30 years
Kimpton Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	4,867	1,777	61,023	62,800	22,725	1924	11/1/2013	5 - 30 years
Kimpton Hotel Palomar Philadelphia Philadelphia, PA	—	9,060	90,909	—	3,228	9,060	94,137	103,197	28,923	1929	7/28/2015	5 - 30 years
Kimpton Lorien Hotel & Spa Alexandria, VA	—	4,365	40,888	—	4,368	4,365	45,256	49,621	19,396	2009	10/24/2013	5 - 30 years
Kimpton RiverPlace Hotel Portland, OR	—	18,322	46,664	—	5,022	18,322	51,686	70,008	16,619	1985	7/16/2015	5 - 30 years
Loews New Orleans Hotel New Orleans, LA	—	3,529	70,652	—	11,416	3,529	82,068	85,597	29,044	1972	10/11/2013	5 - 30 years
Marriott Dallas Downtown Dallas, TX	—	6,300	45,158	—	25,730	6,300	70,888	77,188	28,408	1980	9/30/2010	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	112,102	36,700	72,370	—	34,276	36,700	106,646	143,346	54,343	1985	3/23/2012	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	33,043	5,500	131,929	137,429	63,389	2002	11/21/2007	5 - 30 years
Park Hyatt Aviara Resort, Golf Club & Spa Carlsbad, CA	—	33,252	135,320	—	56,567	33,252	191,887	225,139	24,415	1997	11/20/2018	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	100,000	6,834	90,792	—	18,652	6,834	109,444	116,278	48,634	1983	3/23/2012	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2021

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Royal Palms Resort & Spa, The Unbound Collection by Hyatt Scottsdale, AZ	—	33,912	50,205	—	3,689	33,912	53,894	87,806	13,259	1929	10/3/2017	5 - 30 years
The Ritz-Carlton, Denver Denver, CO	—	15,132	84,145	—	3,318	15,132	87,463	102,595	13,426	1982	8/24/2018	5 - 30 years
The Ritz-Carlton, Pentagon City Arlington, VA	65,000	—	103,568	—	10,962	—	114,530	114,530	23,572	1990	10/4/2017	5 - 30 years
Waldorf Astoria Atlanta Buckhead Atlanta, GA	—	8,385	49,115	—	5,951	8,385	55,066	63,451	6,811	2008	12/7/2018	5 - 30 years
Westin Galleria Houston Houston, TX	—	7,842	112,850	—	42,803	7,842	155,653	163,495	57,046	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	—	4,262	96,090	—	31,692	4,262	127,782	132,044	46,113	1971	8/22/2013	5 - 30 years
Totals	$389,538	$432,194	$2,413,496	$(767)	$443,175	$431,427	$2,856,671	$3,288,098	$888,717

Notes:
(A)The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)The aggregate cost of real estate owned at December 31, 2021 for federal income tax purposes was approximately $3,656 million (unaudited).
(C)Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges and write-offs of fully depreciated assets are recorded as a reduction in the basis.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2021
(D)Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2021	2020	2019
Balance at January 1	$3,395,969	$3,753,108	$3,591,097
Acquisitions	—	—	186,600
Capital improvements	29,631	67,067	90,490
Disposals and write-offs	(82,996)	(424,206)	(115,079)
Properties classified as held for sale	(54,506)	—	—
Balance at December 31	$3,288,098	$3,395,969	$3,753,108

(E)Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2021	2020	2019
Balance at January 1	$827,501	$826,738	$715,949
Depreciation expense, continuing operations	125,882	143,627	151,936
Depreciation expense, properties classified as held for sale	2,041	—	—
Accumulated depreciation, properties classified as held for sale	(20,413)	—	—
Disposals and write-offs	(46,294)	(142,864)	(41,146)
Balance at December 31	$888,717	$827,501	$826,738

(F)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the Lease
Furniture, fixtures and equipment	5	-	15 years