Form 10-Q
period 2022-03-31
Xenia Hotels & Resorts, Inc.
filed 2022-05-03
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 29, 2022, there were 114,353,273 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2022 and December 31, 2021
(Dollar amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$467,708	$431,427
Buildings and other improvements	3,160,421	2,856,671
Total	$3,628,129	$3,288,098
Less: accumulated depreciation	(919,045)	(888,717)
Net investment properties	$2,709,084	$2,399,381
Cash and cash equivalents	179,077	517,377
Restricted cash and escrows	40,158	36,854
Accounts and rents receivable, net of allowance for doubtful accounts	36,242	28,528
Intangible assets, net of accumulated amortization of $2,352 and $2,231, respectively	5,414	5,446
Other assets	70,112	65,109
Assets held for sale	—	34,621
Total assets	$3,040,087	$3,087,316
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,429,616	$1,494,231
Accounts payable and accrued expenses	92,818	84,051
Other liabilities	79,248	68,648
Liabilities associated with assets held for sale	—	2,305
Total liabilities	$1,601,682	$1,649,235
Commitments and Contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 114,353,273 and 114,306,727 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$1,144	$1,143
Additional paid in capital	2,090,627	2,090,393
Accumulated other comprehensive loss	(837)	(4,089)
Accumulated distributions in excess of net earnings	(661,785)	(656,461)
Total Company stockholders' equity	$1,429,149	$1,430,986
Non-controlling interests	9,256	7,095
Total equity	$1,438,405	$1,438,081
Total liabilities and equity	$3,040,087	$3,087,316
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Rooms revenues	$123,198	$55,646
Food and beverage revenues	67,735	21,592
Other revenues	19,414	10,614
Total revenues	$210,347	$87,852
Expenses:
Rooms expenses	29,217	15,537
Food and beverage expenses	45,610	18,178
Other direct expenses	5,294	3,198
Other indirect expenses	53,860	37,327
Management and franchise fees	7,626	2,844
Total hotel operating expenses	$141,607	$77,084
Depreciation and amortization	30,565	33,197
Real estate taxes, personal property taxes and insurance	10,855	10,540
Ground lease expense	517	403
General and administrative expenses	7,786	6,922
Gain on business interruption insurance	—	(1,116)
Impairment and other losses	1,278	—
Total expenses	$192,608	$127,030
Operating income (loss)	$17,739	$(39,178)
Other (loss) income	(777)	116
Interest expense	(20,538)	(18,750)
Loss on extinguishment of debt	(294)	—
Net loss before income taxes	$(3,870)	$(57,812)
Income tax expense	(1,607)	(165)
Net loss	$(5,477)	$(57,977)
Net loss attributable to non-controlling interests (Note 1)	153	1,626
Net loss attributable to common stockholders	$(5,324)	$(56,351)

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss, Continued
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Basic and diluted loss per share
Net loss per share available to common stockholders - basic and diluted	$(0.05)	$(0.50)
Weighted-average number of common shares (basic and diluted)	114,326,406	113,780,388

Comprehensive Loss:
Net loss	$(5,477)	$(57,977)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	2,517	104
Reclassification adjustment for amounts recognized in net loss (interest expense)	1,152	2,330
	$(1,808)	$(55,543)
Comprehensive (gain) loss attributable to non-controlling interests (Note 1)	(264)	1,558
Comprehensive loss attributable to the Company	$(2,072)	$(53,985)
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at December 31, 2021	114,306,727	$1,143	$2,090,393	$(4,089)	$(656,461)	$7,095	$1,438,081
Net loss	—	—	—	—	(5,324)	(153)	(5,477)
Share-based compensation	63,024	1	537	—		1,897	2,435
Shares redeemed to satisfy tax withholding on vested share-based compensation	(16,478)	—	(303)	—	—	—	(303)
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	2,133	—	384	2,517
Reclassification adjustment for amounts recognized in net loss	—	—	—	1,119	—	33	1,152
Balance at March 31, 2022	114,353,273	$1,144	$2,090,627	$(837)	$(661,785)	$9,256	$1,438,405

Balance at December 31, 2020	113,755,513	$1,138	$2,080,364	$(14,425)	$(513,002)	$12,788	$1,566,863
Net loss	—	—	—	—	(56,351)	(1,626)	(57,977)
Share-based compensation	67,554	—	1,045	—	—	1,640	2,685
Shares redeemed to satisfy tax withholding on vested share-based compensation	(18,993)	—	(318)	—	—	—	(318)
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	101	—	3	104
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,265	—	65	2,330
Balance at March 31, 2021	113,804,074	$1,138	$2,081,091	$(12,059)	$(569,353)	$12,870	$1,513,687
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,477)	$(57,977)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	30,429	32,929
Non-cash ground rent and amortization of other intangibles	136	268
Amortization of debt premiums, discounts, and financing costs	1,286	1,767
Loss on extinguishment of debt	294	—
Gain on insurance recoveries	(994)	—
Share-based compensation expense	2,207	2,295
Deferred interest expense	(409)	—
Changes in assets and liabilities:
Accounts and rents receivable	(7,599)	(5,604)
Other assets	(5,315)	(8,286)
Accounts payable and accrued expenses	8,234	212
Other liabilities	9,780	3,236
Net cash provided by (used in) operating activities	$32,572	$(31,160)
Cash flows from investing activities:
Purchase of investment properties	(328,493)	—
Capital expenditures	(7,499)	(7,242)
Proceeds from sale of investment properties	32,820	—
Proceeds from property insurance	1,168	—
Performance guaranty payments	912	695
Net cash used in investing activities	$(301,092)	$(6,547)
Cash flows from financing activities:
Payoff of mortgage debt	(65,000)	—
Principal payments of mortgage debt	(932)	(1,357)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(490)	(443)
Dividends and dividend equivalents	(54)	(54)
Net cash used in financing activities	$(66,476)	$(1,854)
Net decrease in cash and cash equivalents and restricted cash	(334,996)	(39,561)
Cash and cash equivalents and restricted cash, at beginning of period	554,231	428,786
Cash and cash equivalents and restricted cash, at end of period	$219,235	$389,225

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$179,077	$354,597
Restricted cash	40,158	34,628
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$219,235	$389,225

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$21,433	$24,814
Cash recovered for taxes	—	(72)

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,891	$368
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of March 31, 2022, the Company collectively owned 97.1% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.9% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of March 31, 2022 and 2021, the Company owned 34 and 35 lodging properties, respectively.
Ongoing Impact of COVID-19
We began to see improvements in leisure demand during the second half of 2020, a trend that accelerated in 2021 and has continued into 2022. During the first quarter of 2022, operations continued to improve due to a re-acceleration in leisure travel and higher levels of business transient and group demand beginning in mid-February.
Despite this improvement, there remains significant uncertainty regarding the pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. We may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines and boosters, breakthrough cases, and new variants of COVID-19, as well as the ongoing local and national response to the virus. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of actual operating results for the entire year.
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
The Company cannot predict with certainty whether and when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels will be forced to suspend operations or impose additional restrictions due to future variants of COVID-19. Although it is improving, the lodging industry, particularly with respect to business transient and group business, has continued to lag behind the recovery of other industries. Factors such as public health (including a significant increase in variant strains of COVID-19 cases), availability and effectiveness of COVID-19 vaccines/boosters and therapeutics, the level of acceptance of the vaccine by the general population and the economic and geopolitical environments may impact the timing, extent and pace of such recovery. Additionally, the effects of the pandemic could materially and adversely affect the Company's ability to consummate acquisitions and dispositions of hotel properties in the near term.
The Company cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on its business, operating margins, results of operations, cash flows, financial condition, the market price of its common stock, its ability to make distributions to its shareholders, its access to equity and credit markets or its ability to service its indebtedness. Further, the Company continues to monitor and evaluate the challenges associated with inflationary pressures, the evolving workforce landscape, particularly related to industry-wide labor shortages and expected increases in wages, as well as ongoing supply chain issues which may continue to impact the hotels' ability to source operating supplies and other materials.
For the three months ended March 31, 2022, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. For the three months ended March 31, 2021, the Company had a geographical concentration of revenues generated from hotels in the Phoenix, Arizona, Orlando, Florida and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. To the extent adverse changes continue in these markets, or the industry sectors that operate in these markets, our business and operating results could continue to be negatively impacted.
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
Restricted Cash and Escrows
Restricted cash primarily relates to FF&E reserves as required per the terms of the Company's management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance, capital spending reserves and, at times, disposition-related holdback escrows.
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
Involuntary Conversion
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the three months ended March 31, 2022, the Company recorded additional hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive loss for the period then ended. The Company also has various other ongoing claims for damage sustained during winter storms in Texas in early 2021.

Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the three months ended March 31, 2022, the Company received insurance proceeds related to damage sustained at Loews New Orleans Hotel during Hurricane Ida. These insurance proceeds were in excess of recognized losses and resulted in a gain on insurance recovery of $1.0 million which is included in other (loss) income on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company. The Company is currently seeking business interruption proceeds related to properties impacted by storms under the Company's various insurance policies. During the three months ended March 31, 2021, the Company recognized $1.1 million in business interruption insurance proceeds for a portion of lost revenues associated with cancellations related to the COVID-19 pandemic. These amounts are included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive loss for the period then ended. No business interruption insurance recovery receivables were recognized during the three months ended March 31, 2022.
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
Parking and audio visual fees are recognized at the time services are provided to the guest at the stated price for the service or goods. In parking and audio visual contracts in which the Company has control over the services provided, the Company is considered the principal in the agreement and recognize the related revenues gross of associated costs. If the Company does not have control over the services in the contract, the Company is considered the agent and record the related revenues net of associated costs.

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
3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three months ended March 31, 2022 and 2021 (in thousands):

Three Months Ended
Primary Markets	March 31, 2022
Orlando, FL	$36,207
Phoenix, AZ	30,707
Houston, TX	20,996
San Diego, CA	19,188
Dallas, TX	12,846
Atlanta, GA	10,965
San Francisco/San Mateo, CA	9,578
Florida Keys	9,365
Denver, CO	9,052
Washington, DC-MD-VA	7,461
Other	43,982
Total	$210,347

Three Months Ended
Primary Markets	March 31, 2021
Phoenix, AZ	$14,255
Orlando, FL	11,957
Houston, TX	10,517
Florida Keys	6,094
Denver, CO	5,812
Atlanta, GA	5,432
San Diego, CA	5,263
Dallas, TX	3,767
Savannah, GA	3,572
Washington, DC-MD-VA	3,354
Other	17,829
Total	$87,852

4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
On March 29, 2022, the Company acquired a fee-simple interest in the 346-room W Nashville located in Nashville, Tennessee for a purchase price of $328.5 million including acquisition costs and a $1.3 million credit related to an unfinished portion of the hotel provided by seller at closing.
The acquisition of W Nashville was funded with cash on hand and was accounted for as an asset acquisition resulting in the related acquisition costs being capitalized as part of the purchase price. The results of operations for W Nashville have been included in the Company’s condensed consolidated statements of operations and comprehensive loss since its acquisition date.
The Company recorded the identifiable assets and liabilities, including intangible assets and liabilities, acquired in the asset acquisition at the acquisition date relative fair value, which is based on the total accumulated costs of the acquisition. The following represents the purchase price allocation of the hotel acquired during the three months ended March 31, 2022 (in thousands):

March 31, 2022
Land	$36,364
Building and improvements	264,766
Furniture, fixtures, and equipment	31,091
Intangible and other assets(1)	232
Intangible liability(2)	(3,960)
Total purchase price(3)	$328,493
(1)As part of the purchase price allocation for W Nashville, the Company allocated $0.1 million to advance bookings that will be amortized over 1.3 years as well as $0.1 million allocated to food inventory.
(2)As part of the purchase price allocation for W Nashville, the Company allocated $4.0 million to a liability associated with key money received by the seller from the third-party hotel manager. This liability will be amortized over 29.8 years and in the event of early termination is payable to the third-party hotel manager on a pro rata basis for the remaining portion of the term of the hotel management agreement.
(3)The total cost capitalized includes acquisition costs as the transaction was accounted for an an asset acquisition.
Dispositions
In November 2021, the Company entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago in Chicago, Illinois for a sale price of $36.0 million. The sale closed in January 2022 and did not result in a gain or loss after previously recording an impairment of $15.7 million during the year ended December 31, 2021. Proceeds from the sale were used for general corporate purposes.
The operating results of the hotel that was sold during the three months ended March 31, 2022 are included in the Company's condensed consolidated financial statements as part of continuing operations as the disposition did not represent a strategic shift nor did it have a major impact on the Company's results of operations.
5. Debt
Debt as of March 31, 2022 and December 31, 2021 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	March 31, 2022	December 31, 2021
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed (2)	4.45%		8/14/2024	$100,000	$100,000
Andaz Napa	Fixed (3)	2.98%		9/13/2024	55,460	55,640
The Ritz-Carlton, Pentagon City	Fixed (4)	—%		1/31/2025	—	65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	56,523	56,796
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	111,623	112,102
Total Mortgage Loans		4.27%	(5)		$323,606	$389,538
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Fixed (6)	3.92%		9/13/2024	125,000	125,000
Revolving Credit Facility (7)	Variable	3.00%		2/28/2024	—	—
Total Corporate Credit Facilities					$125,000	$125,000
2020 Senior Notes $500M	Fixed	6.38%		8/15/2025	500,000	500,000
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)					(18,990)	(20,307)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.18%	(5)		$1,429,616	$1,494,231
(1)The rates shown represent the annual interest rates as of March 31, 2022. The variable index for the Renaissance Atlanta Waverly Hotel & Convention Center mortgage loan is daily SOFR and for the Andaz Napa mortgage loan is one-month LIBOR. The variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which is applicable for the value of all corporate credit facilities not subject to an interest rate hedge.
(2)A variable interest rate loan for which the interest rate has been fixed through October 2022, after which the rate reverts to variable.
(3)A variable interest loan for which the interest rate has been fixed on $25 million of the balance through October 2022, after which the rate reverts to variable.
(4)A variable interest rate loan for which the interest rate was fixed through January 2023. The outstanding balance of this mortgage loan was repaid in January 2022 and the two interest rate swaps associated with this loan were terminated in connection with the repayment.
(5)Represents the weighted-average interest rate as of March 31, 2022.
(6)A variable interest loan for which LIBOR has been fixed through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate has been set to the highest level of grid-based pricing during the covenant waiver period.
(7)Commitments under the revolving credit facility totaled $523 million through February 2022, after which the total commitments decreased to $450 million through maturity in February 2024.
(8)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Of the total outstanding debt at March 31, 2022, none of the mortgage loans were recourse to the Company. As of March 31, 2022, the Company was not in compliance with its debt covenants on one mortgage loan which did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance. The mortgage loan agreements require contributions to be made to FF&E reserves. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants have been adjusted following the waiver periods.
In January 2022, the Company repaid in full the $65.0 million outstanding balance on the mortgage loan collateralized by The Ritz-Carlton, Pentagon City.
Corporate Credit Facilities
Certain financial covenants related to the Company's amended corporate credit facilities have been suspended until the date that financial statements are required to be delivered thereunder for the fiscal quarter ending June 30, 2022 (such period, unless earlier terminated by the Operating Partnership in accordance with the terms of the corporate credit facilities, the "covenant waiver period") and, once quarterly testing resumes, certain financial covenants have been modified through the second quarter in 2023. In addition, the amended corporate credit facilities have certain restrictions and covenants which are applicable during the covenant waiver period, including (i) mandatory prepayment requirements, (ii) affirmative covenants related to the pledge of equity of certain subsidiaries and (iii) negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases and distributions. A minimum liquidity covenant also applies during the covenant waiver period.
As of March 31, 2022, there was no outstanding balance on the revolving credit facility. During the three months ended March 31, 2022, the Company incurred unused commitment fees of approximately $0.4 million and did not incur interest expense. During the three months ended March 31, 2021, the Company incurred unused commitment fees of approximately $0.3 million and interest expense of $1.2 million.
Senior Notes
The indentures governing the Senior Notes contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures.
Debt Outstanding
Total debt outstanding as of March 31, 2022 and December 31, 2021 was $1,449 million and $1,515 million, respectively, and had a weighted-average interest rate of 5.18% per annum for the periods then ended. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2022	Weighted- average interest rate
2022	$3,632	4.08%
2023	5,537	4.13%
2024	280,160	3.94%
2025	503,512	6.36%
2026	54,379	4.53%
Thereafter	601,386	4.83%
Total Debt	$1,448,606	5.18%
Revolving Credit Facility (matures in 2024)	—	3.00%
Loan premiums, discounts and unamortized deferred financing costs, net	(18,990)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,429,616	5.18%
In connection with the repayment of one mortgage loan during the three months ended March 31, 2022, the Company wrote-off the related unamortized deferred financing costs of $0.3 million, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive loss for the period then ended.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of March 31, 2022, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive loss. Amounts reported in accumulated other comprehensive loss related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt. During the three months ended March 31, 2022, the Company terminated two interest rate swaps prior to their maturity and incurred swap termination costs of

$1.6 million which is included in other (loss) income on the condensed consolidated statements of operations and comprehensive loss for the period then ended.
Derivative instruments held by the Company with the right of offset in a net liability position were included in other liabilities on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instruments held by the Company as of March 31, 2022 and December 31, 2021, respectively (in thousands):

						March 31, 2022		December 31, 2021
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	$50,000	$(160)	$50,000	$(591)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	(80)	25,000	(295)
Mortgage Debt	Swap	1.84%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	(80)	25,000	(297)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	(80)	25,000	(296)
$125M Term Loan	Swap	1.91%	1-Month LIBOR	10/13/2017	9/13/2022	40,000	(147)	40,000	(445)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	40,000	(148)	40,000	(446)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	25,000	(93)	25,000	(279)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	20,000	(74)	20,000	(223)
Mortgage Debt(1)	Swap	2.80%	1-Month LIBOR	6/1/2018	2/1/2023	—	—	24,000	(598)
Mortgage Debt(1)	Swap	2.89%	1-Month LIBOR	1/17/2019	2/1/2023	—	—	41,000	(1,061)
						$250,000	$(862)	$315,000	$(4,531)
(1)    The Company terminated two interest rate swaps prior to maturity in connection with the repayment of the mortgage loan collateralized by The Ritz-Carlton, Pentagon City in January 2022.
The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
		2022	2021
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Loss:
Gain recognized in other comprehensive loss	Unrealized gain on interest rate derivative instruments	$2,517	$104
Gain reclassified from accumulated other comprehensive loss to net loss	Reclassification adjustment for amounts recognized in net loss (interest expense)	$1,152	$2,330
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,538	$18,750
Realized loss on termination of derivative instruments	Other (loss) income	$(1,555)	$—
The Company expects approximately $0.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair values are included in the condensed consolidated balance sheets as of as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement Date
	March 31, 2022		December 31, 2021
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Liabilities
Interest rate swaps(1)	$(862)	$—	$(4,531)	$—
Non-recurring measurements
Net investment properties
Kimpton Hotel Monaco Chicago	$—	$—	$34,093	$—
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
Non-Recurring Measurements
Investment Properties
In November 2021, the Company entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago for $36.0 million. Management estimated the future undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted-average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of December 31, 2021. Management determined the impairment loss as the difference between the carrying value and the estimated fair value. The fair value was estimated using Level 2 assumptions, including values from market participants. As a result, for the year ended December 31, 2021, the Company recorded an impairment loss of $15.7 million, which is included in impairment and other losses on the consolidated statement of operations and comprehensive (loss) income for the period then ended. The sale closed in January 2022.

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Corporate Credit Facility Term Loan	$448,606	$434,669	$514,538	$503,265
Senior Notes	1,000,000	1,012,823	1,000,000	1,055,323
Revolving Credit Facility	—	—	—	—
Total	$1,448,606	$1,447,492	$1,514,538	$1,558,588
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.59% and 5.23% per annum as of March 31, 2022 and December 31, 2021, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated the TRS income tax expense for the three months ended March 31, 2022 using an estimated federal and state combined effective tax rate of 16.00% and recognized an income tax expense of $1.6 million.
The Company estimated the TRS income tax expense for the three months ended March 31, 2021 using an estimated federal and state combined effective tax rate of 2.45% and recognized an income tax expense of $0.2 million. The income tax expense for three months ended March 31, 2021 was primarily attributed to state taxes levied on gross receipts.
9. Stockholders' Equity
Common Stock
The Company maintains an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. In May 2021, the Company upsized the ATM Agreement and, as a result, had $200 million available for sale as of March 31, 2022. No shares were sold under the ATM Agreement during the three months ended March 31, 2022 and 2021. As of March 31, 2022, and December 31, 2021, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.8 million and $0.7 million, respectively. These amounts will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the existing registration statement expires in August 2023.
The Board of Directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $175 million of the Company’s outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. As of March 31, 2022, the Company had approximately $94.7 million remaining under its share repurchase authorization.
No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2022 and 2021. The Company is prohibited under the terms of the amended corporate credit facilities from making repurchases of the Company's common stock until the Company achieves compliance with applicable debt covenants and the Company's covenant waiver period ends.
Distributions
The Company has suspended its quarterly dividend in order to preserve liquidity and did not declare any dividends during the three months ended March 31, 2022 and 2021. The Company's ability to make distributions is currently limited by the provisions of the Company's amended corporate credit facilities. The Company will evaluate if and when to resume paying dividends in the future based on business and economic conditions and the requirement to distribute 90% of REIT taxable income in order to remain qualified as a REIT.
Non-Controlling Interest of Common Units in Operating Partnership
As of March 31, 2022, the Operating Partnership had 3,385,789 LTIP Units outstanding, representing a 2.9% partnership interest held by the limited partners. Of the 3,385,789 LTIP Units outstanding at March 31, 2022, 1,057,195 units had vested and had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement of the Operating Partnership.
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
The following table reconciles net loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss available to common stockholders	$(5,324)	$(56,351)

Denominator:
Weighted-average shares outstanding - Basic	114,326,406	113,780,388
Effect of dilutive share-based compensation(1)	—	—
Weighted-average shares outstanding - Diluted	114,326,406	113,780,388

Basic and diluted loss per share:
Net loss per share available to common stockholders - basic and diluted	$(0.05)	$(0.50)
(1)During the three months ended March 31, 2022 and 2021, the Company excluded 423,043 and 546,124 anti-dilutive shares from its calculation of diluted earnings per share, respectively.

11. Share-Based Compensation
2015 Incentive Award Plan
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors approved the following grants of restricted stock units to certain Company employees:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted-Average Grant Date Fair Value
February 2022	2022 Restricted Stock Units	91,272	47,944	$16.09

Each award of time-based Restricted Stock Units will vest as follows, subject to continued employment with the Company or its affiliates through each applicable vesting date: 33% on the first anniversary of the vesting commencement date, 33% on the second anniversary of the vesting commencement date, and 34% on the third anniversary of the vesting commencement date.
The performance-based Restricted Stock Units are designated twenty-five percent (25%) as absolute total stockholder return ("TSR") units and seventy-five percent (75%) as relative TSR share units. The absolute TSR share units vest based on achievement of varying levels of the Company's TSR over the three-year performance period. The relative TSR share units vest based on the ranking of the Company's TSR as compared to a defined peer group over the three-year performance period. Vesting of performance-based Restricted Stock Units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.
In March 2022, pursuant to the Company's Director Compensation Program, 451 fully vested shares of common stock with a grant date fair value of $18.50 per share were granted to a non-employee director in connection with such non-employee director's appointment to the Company's Board of Directors.
LTIP Unit Grants
The Compensation Committee of the Board of Directors approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted-Average Grant Date Fair Value
February 2022	2022 LTIP Units	101,474	816,843	$10.49
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

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of March 31, 2022:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2021	261,727	1,500,317	1,762,044
Granted	139,667	918,317	1,057,984
Vested(2)	(63,024)	(90,040)	(153,064)
Forfeited	—	—	—
Unvested as of March 31, 2022	338,370	2,328,594	2,666,964
Weighted-average fair value of unvested shares/units	$14.94	$11.42	$11.86
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the three months ended March 31, 2022 and 2021, 16,478 and 18,993 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy minimum tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan.

The grant date fair values of the vested common stock, time-based Restricted Stock Units and time-based LTIP Units were determined based on the closing price of the Company’s common stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair values of performance-based awards are determined based on a Monte Carlo simulation method with the following assumptions and compensation expense is recognized on a straight-line basis over the performance period:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component (in dollars)	Volatility	Interest Rate	Dividend Yield
February 25, 2022
Absolute TSR Restricted Stock Units	25%	$9.72	41.28%	0.68% - 1.72%	—%
Relative TSR Restricted Stock Units	75%	$11.70	41.28%	0.68% - 1.72%	—%
Absolute TSR Class A LTIP Units	25%	$9.62	41.28%	0.68% - 1.72%	—%
Relative TSR Class A LTIP Units	75%	$11.33	41.28%	0.68% - 1.72%	—%
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
For the three months ended March 31, 2022, the Company recognized approximately $2.2 million of share-based compensation expense (net of forfeitures) related to fully vested Restricted Stock Units and LTIP Units provided to its executive officers and certain corporate employees. In addition, for the three months ended March 31, 2022, the Company capitalized approximately $0.2 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of March 31, 2022, there was $20.7 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2.15 additional years.

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
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the three months ended March 31, 2022 (dollar amounts in thousands):

March 31, 2022
Weighted-average remaining lease term, including reasonably certain extension options(1)	21 years
Weighted-average discount rate	5.70%

ROU asset(2)	$19,366
Lease liability(3)	$20,637

Operating lease rent expense	$537
Variable lease costs	812
Total rent and variable lease costs	$1,349
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of March 31, 2022.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2022.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of March 31, 2022 (in thousands):

Year Ending December 31, 2022
2022 (excluding the three months ended March 31, 2022)	$1,596
2023	2,142
2024	2,157
2025	2,172
2026	2,188
Thereafter	26,648
Total undiscounted lease payments	$36,903
Less imputed interest	(16,266)
Lease liability(1)	$20,637
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2022.
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
Management agreements for brand-managed hotels have terms generally ranging from 5 to 32 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is 26 years. Management agreements for franchised hotels generally contain initial terms between 10 and 15 years with an average remaining initial term of approximately two years.
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
The Company incurred management and franchise expenses of $7.6 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively, which are included on the condensed consolidated statements of operations and comprehensive loss for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2022 and December 31, 2021, the Company had a balance of $33.4 million and $29.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
Renovation and Construction Commitments
As of March 31, 2022, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of March 31, 2022 totaled $6.9 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions,prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the effects of the COVID-19 pandemic, including on the demand for travel (including leisure travel and transient and group business travel), capital expenditures and the timing of renovations, and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel (including leisure travel and transient and group business travel), and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any resurgence of the disease or its variants, including limiting or banning travel and implementation of social distancing requirements; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any resurgence of the disease or its variants, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates, impacts to supply chains, and consumer discretionary spending; the broad distribution of COVID-19 vaccines and boosters and wide acceptance by the general population of such vaccines and boosters; the effectiveness of the vaccines and boosters; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic including labor shortages; the pace of recovery following the COVID-19 pandemic or any resurgence of the disease or its variants; COVID-19 may cause us to incur additional expenses; our ability to successfully negotiate amendments and covenant waivers under our indebtedness; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; difficulties in procuring required products caused by supply chain disruptions; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities, including inflation; contraction in the U.S. and/or global economy or low levels of economic growth; inflationary pressures which increases our labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, property and other taxes, and insurance which could result in reduced operating profit margins; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; decreased demand for business travel due to technological advancements and preferences for virtual over in-person meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws (including increases in minimum wages); loss of our senior management team or key corporate personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, the physical effects of climate change, civil unrest, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on top 25 lodging as well as key leisure destinations in the United States. As of March 31, 2022, we owned 34 hotels, comprising 9,814 rooms, across 14 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton, The Kessler Collection and Davidson.
Ongoing Impact of COVID-19 on our Business
The onset and global spread of the COVID-19 pandemic led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations, and also to implement multi-step phased policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry have been significant and unprecedented.
We began to see improvements in leisure demand during the second half of 2020, a trend that accelerated in 2021 and has continued into 2022. During the first quarter of 2022, operations continued to improve due to a re-acceleration in leisure travel and higher levels of business transient and group demand beginning in mid-February resulting in total portfolio ADR climbing above 2019 levels for the comparable period.
Despite this improvement, there remains significant uncertainty regarding the pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. We may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines and boosters, breakthrough cases, and new variants of COVID-19, as well as the ongoing local and national response to the virus. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
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
Results of Operations
Lodging Industry Overview
We began to see improvements in leisure demand during the second half of 2020, a trend that accelerated in 2021 and has continued into the first quarter of 2022. Further, by mid-February, we began to experience higher levels of business transient and group business. Despite this relative improvement, there is still significant uncertainty regarding the pace of recovery and the length of time it will take for business travel and larger group meetings to return to pre-pandemic levels.
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which decreased at an estimated annual rate of approximately 1.4% during the first quarter of 2022, according to the U.S. Department of Commerce, compared to the annual rate growth trend from the third and fourth quarters of 2021 of 2.3% and 6.9%, respectively. The decrease during the first quarter reflected decreases in private inventory investment, exports, federal government spending, and state and local government spending that were partially offset by increases in personal consumption expenditures, nonresidential fixed investment, residential fixed investment, and imports. In addition, the unemployment rate fell to 3.6% in March from 3.9% in December 2021 and from 4.8% in September 2021. The unemployment rate has declined considerably from the April 2020 high of 14.7%.
The U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the U.S. economy which is largely due to the persistence of the COVID-19 pandemic and its variants and sentiment towards business and leisure travel as a result of the pandemic. Additionally, we expect the recovery of the lodging industry will take longer than it will for the broader economy and many other industries. Further, we continue to monitor and evaluate the challenges associated with inflationary pressures, the evolving workforce landscape, particularly related to achieving the appropriate balance between hotel staffing levels and demand as business at our hotels increases as well as ongoing supply chain issues which may continue to impact the hotels' ability to source operating supplies and other materials.
Demand and new hotel supply increased 26.4% and 4.0%, respectively, during the three months ended March 31, 2022. The significant increase in demand led to increases in industry RevPAR of 67.2% for the three months ended March 31, 2022 compared to 2021, which was driven by an increase in occupancy of 21.6% coupled with an increase of 37.5% in ADR, respectively. All U.S. data for the three months ended March 31, 2022 are per industry reports.
First Quarter 2022 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 133.1% to $143.99 for the three months ended March 31, 2022 compared to $61.76 for the three months ended March 31, 2021 driven by increases in leisure transient business and improving business transient and corporate group demand.

Net loss decreased 90.6% for the three months ended March 31, 2022 compared to 2021, which was primarily attributed to an increase in operating income of $59.3 million from the 33 hotels owned during the three months ended March 31, 2022 and 2021 as a result of a recovery from the COVID-19 pandemic, a $0.7 million reduction in operating loss attributed to the sale of hotels in November 2021 and January 2022 and a $0.2 million increase in operating income attributed to the acquisition of W Nashville. These increases were partially offset by a $1.8 million increase in interest expense attributed to a higher weighted-average interest rate coupled with an increase in weighted-average debt outstanding, a $1.4 million increase in income tax expense, a $1.3 million increase in impairment and other losses, a $1.1 million reduction attributed to business interruption proceeds, a $0.9 million increase in corporate general and administrative expenses, other losses of $0.8 million in 2022 compared to other income of $0.1 million in 2021 and a $0.3 million increase in loss on extinguishment of debt.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2022 increased 1,469.5% and 239.9%, respectively, compared to 2021, which was attributable to the extent and timing of the impact of the COVID-19 pandemic on our results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net loss attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021		Change
Number of properties at March 31	34	35		(1)
Number of rooms at March 31	9,814	10,011		(197)

Number of hotels open at March 31	34	34		—
Number of rooms in hotels open at March 31	9,814	9,511		303

Number of hotels with temporarily suspended operations at March 31	—	1		(1)
Number of rooms in hotels with temporarily suspended operations at March 31	—	600		(600)

	Three Months Ended March 31,
	2022	2021		Increase
Total Portfolio Statistics:
Occupancy (1)	56.6%	32.7%	2,390	bps
ADR (1)	$254.57	$188.68		34.9%
RevPAR (1)	$143.99	$61.76		133.1%
(1)    For hotels acquired during the applicable period, includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are included through the date of the respective disposition. The three months ended March 31, 2022 and 2021 includes hotels that had suspended operations for a portion of or all of the periods presented.

Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase	% Change
Revenues:
Rooms revenues	$123,198	$55,646	$67,552	121.4%
Food and beverage revenues	67,735	21,592	46,143	213.7%
Other revenues	19,414	10,614	8,800	82.9%
Total revenues	$210,347	$87,852	$122,495	139.4%
Rooms revenues
Rooms revenues increased by $67.6 million, or 121.4%, to $123.2 million for the three months ended March 31, 2022 from $55.6 million for the three months ended March 31, 2021 primarily due to increases in occupancy and ADR due to a recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in rooms revenue by $0.3 million. The increase is net of a reduction of $1.2 million attributed to the sale of Marriott Charleston Town Center in November 2021 and Kimpton Hotel Monaco Chicago in January 2022 (collectively, "the hotels sold in November 2021 and January 2022").
Food and beverage revenues
Food and beverage revenues increased by $46.1 million, or 213.7%, to $67.7 million for the three months ended March 31, 2022 from $21.6 million for the three months ended March 31, 2021 primarily due to increases in occupancy due to a recovery from the COVID-19 pandemic. The impact from the acquisition of W Nashville in March 2022 was offset by the impact from the hotels sold in November 2021 and January 2022.
Other revenues
Other revenues increased by $8.8 million, or 82.9%, to $19.4 million for the three months ended March 31, 2022 from $10.6 million for the three months ended March 31, 2021 primarily due to a recovery from the COVID-19 pandemic. This increase includes $3.2 million in revenues from cancellations and attrition and is net of a reduction of $0.2 million attributed to the hotels sold in November 2021 and January 2022. The acquisition of W Nashville in March 2022 did not have a significant impact on other revenues.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase	% Change
Hotel operating expenses:
Rooms expenses	$29,217	$15,537	$13,680	88.0%
Food and beverage expenses	45,610	18,178	27,432	150.9%
Other direct expenses	5,294	3,198	2,096	65.5%
Other indirect expenses	53,860	37,327	16,533	44.3%
Management and franchise fees	7,626	2,844	4,782	168.1%
Total hotel operating expenses	$141,607	$77,084	$64,523	83.7%
Total hotel operating expenses
In general, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $64.5 million, or 83.7%, to $141.6 million for the three months ended March 31, 2022 from $77.1 million for the three months ended March 31, 2021 primarily due to increases in occupancy and other related operating costs due to the extent and timing of the impact of COVID-19. Additionally, W Nashville contributed to the increase in hotel operating expenses by $0.3 million. The increase in total hotel operating expenses is net of a reduction of $2.1 million attributed to the hotels sold in November 2021 and January 2022.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase / (Decrease)	% Change
Depreciation and amortization	$30,565	$33,197	$(2,632)	(7.9)%
Real estate taxes, personal property taxes and insurance	10,855	10,540	315	3.0%
Ground lease expense	517	403	114	28.3%
General and administrative expenses	7,786	6,922	864	12.5%
Gain on business interruption insurance	—	(1,116)	1,116	100.0%
Impairment and other losses	1,278	—	1,278	100.0%
Total corporate and other expenses	$51,001	$49,946	$1,055	2.1%
Depreciation and amortization
Depreciation and amortization expense decreased $2.6 million, or 7.9%, to $30.6 million for the three months ended March 31, 2022 from $33.2 million for the three months ended March 31, 2021. This decrease was primarily attributed to the timing of fully depreciated assets during the comparable periods and a reduction in depreciation expense related to the hotels sold in November 2021 and January 2022. The acquisition of W Nashville in March 2022 did not have a significant impact on depreciation and amortization expense.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.3 million, or 3.0%, to $10.9 million for the three months ended March 31, 2022 from $10.5 million for the three months ended March 31, 2021. This increase was primarily attributed a $1.5 million non-recurring property tax refund received in 2021 and increases in insurance premiums of $0.8 million. These increases were partially offset by a $1.3 million reduction in real estate taxes and a $0.5 million reduction related to the hotels sold in November 2021 and January 2022. The acquisition of W Nashville in March 2022 did not have a significant impact.
General and administrative expenses
General and administrative expenses increased $0.9 million, or 12.5%, to $7.8 million for the three months ended March 31, 2022 from $6.9 million for the three months ended March 31, 2021 primarily due to increases in corporate employee related compensation.
Gain on business interruption insurance
Gain on business interruption insurance was $1.1 million for the three months ended March 31, 2021, which was attributed to insurance proceeds for a portion of lost revenue associated with cancellations related to the COVID-19 pandemic.
Impairment and other losses
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the three months ended March 31, 2022, the Company expensed additional hurricane-related repair and cleanup costs of $1.3 million.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase / (Decrease)	% Change
Non-operating income and expenses:
Other (loss) income	$(777)	$116	(893)	(769.8)%
Interest expense	(20,538)	(18,750)	1,788	9.5%
Loss on extinguishment of debt	(294)	—	294	100.0%
Income tax expense	(1,607)	(165)	1,442	873.9%
Other (loss) income
Other loss decreased $0.9 million, or 769.8%, to $0.8 million for the three months ended March 31, 2022 from income of $0.1 million for the three months ended March 31, 2021. The decrease was primarily attributed to the recognition of $1.6 million of costs associated with the termination of two interest rate hedges partially offset by a gain of $1.0 million from the receipt of insurance proceeds in excess of recognized losses associated with hurricane-related damage at Loews New Orleans Hotel.
Interest expense
Interest expense increased $1.8 million, or 9.5%, to $20.5 million for the three months ended March 31, 2022 from $18.8 million for the three months ended March 31, 2021. The increase was primarily due to an increase in the weighted-average interest rate and an increase in the outstanding debt as of March 31, 2022 compared to 2021. Refer to Note 5 in the accompanying condensed consolidated financial statements for further discussion.
Loss on extinguishment of debt
The loss on extinguishment of debt of $0.3 million for the three months ended March 31, 2022 was attributable to the write-off of unamortized debt issuance costs upon the early repayment of one mortgage loan.
Income tax expense
Income tax expense increased $1.4 million, or 873.9%, to $1.6 million for the three months ended March 31, 2022 from $0.2 million for the three months ended March 31, 2021. The increase from prior year was primarily attributed to higher projected taxable income related to the recovery from the COVID-19 pandemic and the acquisition of W Nashville in March 2022 coupled with an increase in the effective tax rate for the first quarter of 2022 compared to 2021. These increases were partially offset by the use of the Company's federal and state net operation loss carryforwards.
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
Liquidity
As of March 31, 2022, we had $179.1 million of consolidated cash and cash equivalents and $40.2 million of restricted cash and escrows. The restricted cash as of March 31, 2022 primarily consisted of $33.4 million related to furniture, fixtures and equipment replacement reserves ("FF&E reserves") as required per the terms of our management and franchise agreements, cash held in restricted escrows of $4.3 million primarily for real estate taxes and mortgage escrows, $1.8 million in deposits made for capital projects and $0.7 million for disposition-related holdbacks.
As of March 31, 2022, there was no outstanding balance on our revolving credit facility and the full $450 million is available to be borrowed. Proceeds from future borrowings may be used for working capital, general corporate or other purposes permitted by the revolving credit agreement (subject to certain additional restrictions during the covenant waiver period).

In May 2021, we upsized the ATM Agreement and, as a result, the we had $200 million available for sale under the ATM Agreement as of March 31, 2022. The terms of the amended revolving credit facility impose restrictions on the use of proceeds raised from equity issuances.
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
Debt and Loan Covenants
As of March 31, 2022, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.18%.
Mortgage Loans
In January 2022, the Company repaid in full the $65.0 million outstanding balance on the mortgage loan collateralized by The Ritz-Carlton, Pentagon City. Our mortgage loan agreements require contributions to be made to FF&E reserves. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants have been adjusted following the waiver periods.
Corporate Credit Facilities
Certain financial covenants related to our amended corporate credit facilities have been suspended until the date that financial statements are required to be delivered thereunder for the fiscal quarter ending June 30, 2022 (such period, unless earlier terminated by the Operating Partnership in accordance with the terms of the corporate credit facilities, the "covenant waiver period") and, once quarterly testing resumes, certain financial covenants have been modified through the second quarter in 2023. In addition, the amended corporate credit facilities have certain restrictions and covenants which are applicable during the covenant waiver period, including (i) mandatory prepayment requirements, (ii) affirmative covenants related to the pledge of equity of certain subsidiaries and (iii) negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases and distributions. A minimum liquidity covenant also applies during the covenant waiver period.
Senior Notes
The indentures governing the Senior Notes contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures.
Debt Covenants
As of March 31, 2022, the Company was not in compliance with its debt covenants on one mortgage loan which did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance.
Derivatives
As of March 31, 2022, we had eight interest rate swaps with an aggregate notional amount of $250.0 million. These swaps fix a portion of the variable interest rate on two of our mortgage loans for a portion of the term of each respective mortgage loan and fix LIBOR for a portion of the term of our one outstanding corporate credit facility term loan agented by KeyBank National Association. The corporate credit facility term loan spread may vary, as it is determined by the Company's leverage ratio. The applicable interest rate for the corporate credit facility term loan has been set to the highest level of grid-based pricing during the covenant waiver period. In addition, two interest rate swaps were terminated in January 2022 in connection with the repayment of a $65.0 million mortgage loan.
Our ability to apply hedge accounting in the future could be impacted to the extent that the payment terms of our loans change. The discontinuation of hedge accounting could result in future changes in the fair market values of hedges and/or a portion or all of the $0.8 million balance of accumulated other comprehensive loss as of March 31, 2022 to be recognized on the condensed consolidated statements of operations and comprehensive loss through net loss. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
In March 2021, the Financial Conduct Authority ("FCA") announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banking regulators were encouraging banks to discontinue new LIBOR debt issuance by December 31, 2021. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
All of our interest rate swap contracts mature prior to June 30, 2023. While we expect LIBOR to be available in substantially its current form through maturity, it is possible that LIBOR will become unavailable prior to that date. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Capital Markets
We maintain an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, we may from time to time offer and sell shares of common stock having an aggregate offering price of up to $200 million. In May 2021, we upsized the ATM Agreement and, as a result, had $200 million available for sale as of March 31, 2022. No shares were sold under the ATM Agreement during the three months ended March 31, 2022 and 2021.
Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to purchase up to $175 million of our outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares. As of March 31, 2022, we had approximately $94.7 million remaining under our share repurchase authorization.
No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2022 and 2021. The terms of our amended corporate credit facilities currently prohibit us from making repurchases of our common stock until we achieve compliance with applicable debt covenants and our covenant waiver period ends.
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
As of March 31, 2022 and December 31, 2021, we had a total of $33.4 million and $29.3 million, respectively, of FF&E reserves. During the three months ended March 31, 2022 and 2021, we made total capital expenditures of $7.5 million and $7.2 million, respectively.

Off-Balance Sheet Arrangements
As of March 31, 2022, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of March 31, 2022 totaled $6.9 million.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowing under debt financings, including draws on our revolving credit facility, and from various types of equity offerings or the sale of our hotels. As a result of the impact the COVID-19 pandemic has had on our business, along with rising rates of inflation and interest rates, certain sources of capital may not be as readily available to us as they have been historically or may come at higher costs. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program. We are prohibited under the terms of the amended corporate credit facilities from making repurchases of our common stock until we achieve compliance with applicable debt covenants for a period of time and our covenant waiver period ends.
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$32,572	$(31,160)
Net cash used in investing activities	(301,092)	(6,547)
Net cash used in financing activities	(66,476)	(1,854)
Net decrease in cash and cash equivalents and restricted cash	$(334,996)	$(39,561)
Cash and cash equivalents and restricted cash, at beginning of period	554,231	428,786
Cash and cash equivalents and restricted cash, at end of period	$219,235	$389,225
Operating
•Cash provided by operating activities was $32.6 million and cash used in operating activities was $31.2 million for the three months ended March 31, 2022 and 2021, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase in cash from operating activities during the three months ended March 31, 2022 was primarily due to an increase in hotel operating income attributed to a recovery from the impact of the COVID-19 pandemic net of reductions from the hotels sold in November 2021 and January 2022. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2022 and 2021.
Investing
•Cash used in investing activities was $301.1 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively. Cash used in investing activities for the three months ended March 31, 2022 was attributed to $328.5 million for the acquisition of W Nashville and $7.5 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $32.8 million from the disposition of Kimpton Hotel Monaco Chicago, $1.2 million of proceeds from property insurance and $0.9 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the three months ended March 31, 2021 was attributed to $7.2 million in capital improvements at our hotel properties, which was partially offset by $0.7 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $66.5 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. Cash used in financing activities for the three months ended March 31, 2022 was attributed the repayment of mortgage debt totaling $65.0 million, principal payments of mortgage debt totaling $0.9 million and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.5 million. Cash used in financing activities for the three months ended March 31, 2021 was primarily attributed to principal payments of mortgage debt totaling $1.4 million and payments to satisfy withholding on vested share-based compensation of $0.4 million.
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
The following is a reconciliation of net loss to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,477)	$(57,977)
Adjustments:
Interest expense	20,538	18,750
Income tax expense	1,607	165
Depreciation and amortization	30,565	33,197
EBITDA and EBITDAre	$47,233	$(5,865)

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(102)	$(100)
Gain on insurance recoveries(1)	(994)	—
Loss on extinguishment of debt	294	—
Amortization of share-based compensation expense	2,207	2,295
Non-cash ground rent and straight-line rent expense	16	19
Other non-recurring expenses(2)	1,292	4
Adjusted EBITDAre attributable to common stock and unit holders	$49,946	$(3,647)
(1)     During the three months ended March 31, 2022, the Company received $1.0 million of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. This gain on insurance recovery is included in other (loss) income on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
(2)    During the three months ended March 31, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
The following is a reconciliation of net loss to FFO and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,477)	$(57,977)
Adjustments:
Depreciation and amortization related to investment properties	30,463	33,097
FFO attributable to common stock and unit holders	$24,986	$(24,880)

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$(994)	$—
Loss on extinguishment of debt	294	—
Loan related costs, net of adjustment related to non-controlling interests(2)	1,286	1,767
Amortization of share-based compensation expense	2,207	2,295
Non-cash ground rent and straight-line rent expense	16	19
Other non-recurring expenses(3)	1,292	4
Adjusted FFO attributable to common stock and unit holders	$29,087	$(20,795)
(1)     During the three months ended March 31, 2022, the Company received $1.0 million of insurance proceeds in excess of recognized losses related to damaged sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. This gain on insurance recovery is included in other (loss) income on the condensed consolidated statement of operations and comprehensive loss for the period then ended.

(2)     Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.
(3)     During the three months ended March 31, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 in the accompanying condensed consolidated financial statements included herein.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of March 31, 2022 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $0.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2021 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $0.3 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2022, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$2,822	$4,457	$251,590	$503,512	$54,379	$601,386	$1,418,146	$1,417,584
Variable rate debt	810	1,080	28,570	—	—	—	30,460	29,908
Total	$3,632	$5,537	$280,160	$503,512	$54,379	$601,386	$1,448,606	$1,447,492
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.57%	4.55%	4.17%	6.36%	4.53%	4.83%	5.24%	5.64%
Variable rate debt	2.36%	2.36%	2.36%	—%	—%	—%	2.36%	2.87%
(1)    Excludes net mortgage loan premiums, discounts and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of March 31, 2022.

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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1* +	Purchase and Sale Agreement dated as of February 25, 2022, among Nashville Gulch Hotel LLC and XHR Acquisitions, LLC

3.1	Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.2	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.3	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on March 15, 2017 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on March 15, 2017)

3.4	Articles of Amendment of Xenia Hotels and Resorts, Inc., as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

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
*    Filed herewith
+    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

May 3, 2022

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)