Form 10-Q
period 2022-06-30
Xenia Hotels & Resorts, Inc.
filed 2022-08-03
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 1, 2022, there were 114,353,273 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2022 and December 31, 2021
(Dollar amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$467,631	$431,427
Buildings and other improvements	3,173,920	2,856,671
Total	$3,641,551	$3,288,098
Less: accumulated depreciation	(953,048)	(888,717)
Net investment properties	$2,688,503	$2,399,381
Cash and cash equivalents	223,764	517,377
Restricted cash and escrows	46,915	36,854
Accounts and rents receivable, net of allowance for doubtful accounts	41,846	28,528
Intangible assets, net of accumulated amortization of $2,484 and $2,231, respectively	5,282	5,446
Other assets	69,065	65,109
Assets held for sale	—	34,621
Total assets	$3,075,375	$3,087,316
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,429,626	$1,494,231
Accounts payable and accrued expenses	100,430	84,051
Other liabilities	73,738	68,648
Liabilities associated with assets held for sale	—	2,305
Total liabilities	$1,603,794	$1,649,235
Commitments and Contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 114,353,273 and 114,306,727 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$1,144	$1,143
Additional paid in capital	2,091,042	2,090,393
Accumulated other comprehensive income (loss)	202	(4,089)
Accumulated distributions in excess of net earnings	(634,137)	(656,461)
Total Company stockholders' equity	$1,458,251	$1,430,986
Non-controlling interests	13,330	7,095
Total equity	$1,471,581	$1,438,081
Total liabilities and equity	$3,075,375	$3,087,316
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rooms revenues	$165,580	$95,195	$288,778	$150,841
Food and beverage revenues	96,781	40,143	164,516	61,735
Other revenues	21,090	16,636	40,504	27,250
Total revenues	$283,451	$151,974	$493,798	$239,826
Expenses:
Rooms expenses	36,423	22,388	65,640	37,925
Food and beverage expenses	60,298	28,592	105,908	46,770
Other direct expenses	6,366	4,736	11,660	7,934
Other indirect expenses	63,059	44,047	116,919	81,374
Management and franchise fees	11,049	6,140	18,675	8,984
Total hotel operating expenses	$177,195	$105,903	$318,802	$182,987
Depreciation and amortization	34,251	33,008	64,816	66,205
Real estate taxes, personal property taxes and insurance	11,369	10,997	22,224	21,537
Ground lease expense	833	379	1,350	782
General and administrative expenses	9,083	8,096	16,869	15,018
Gain on business interruption insurance	—	—	—	(1,116)
Impairment and other losses	—	12,313	1,278	12,313
Total expenses	$232,731	$170,696	$425,339	$297,726
Operating income (loss)	$50,720	$(18,722)	$68,459	$(57,900)
Other income (loss)	1,681	(2,805)	904	(2,689)
Interest expense	(20,353)	(19,691)	(40,891)	(38,441)
Loss on extinguishment of debt	—	(1,356)	(294)	(1,356)
Net income (loss) before income taxes	$32,048	$(42,574)	$28,178	$(100,386)
Income tax expense	(3,570)	(169)	(5,177)	(334)
Net income (loss)	$28,478	$(42,743)	$23,001	$(100,720)
Net (income) loss attributable to non-controlling interests (Note 1)	(830)	705	(677)	2,331
Net income (loss) attributable to common stockholders	$27,648	$(42,038)	$22,324	$(98,389)

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Continued
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted income (loss) per share
Net income (loss) per share available to common stockholders - basic and diluted	$0.24	$(0.36)	$0.19	$(0.86)
Weighted-average number of common shares (basic)	114,353,273	113,806,186	114,339,989	113,793,419
Weighted-average number of common shares (diluted)	114,733,593	113,806,186	114,741,779	113,793,419

Comprehensive income (loss):
Net income (loss)	$28,478	$(42,743)	$23,001	$(100,720)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	379	2,449	2,896	2,553
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	692	2,070	1,844	4,400
	$29,549	$(38,224)	$27,741	$(93,767)
Comprehensive (income) loss attributable to non-controlling interests (Note 1)	(862)	601	(1,126)	2,159
Comprehensive income (loss) attributable to the Company	$28,687	$(37,623)	$26,615	$(91,608)
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at March 31, 2022	114,353,273	$1,144	$2,090,627	$(837)	$(661,785)	$9,256	$1,438,405
Net income	—	—	—	—	27,648	830	28,478
Share-based compensation	—	—	415	—	—	3,212	3,627
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	367	—	12	379
Reclassification adjustment for amounts recognized in net income	—	—	—	672	—	20	692
Balance at June 30, 2022	114,353,273	$1,144	$2,091,042	$202	$(634,137)	$13,330	$1,471,581

Balance at March 31, 2021	113,804,074	$1,138	$2,081,091	$(12,059)	$(569,353)	$12,870	$1,513,687
Net loss	—	—	—	—	(42,038)	(705)	(42,743)
Share-based compensation	5,138	—	870	—	—	2,849	3,719
Redemption of Operating Partnership Units	399,922	4	7,589	—	—	(11,681)	(4,088)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,393	—	56	2,449
Reclassification adjustment for amounts recognized in net loss	—	—	—	2,022	—	48	2,070
Balance at June 30, 2021	114,209,134	$1,142	$2,089,550	$(7,644)	$(611,391)	$3,437	$1,475,094
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2021	114,306,727	$1,143	$2,090,393	$(4,089)	$(656,461)	$7,095	$1,438,081
Net income	—	—	—	—	22,324	677	23,001
Share-based compensation	63,024	1	952	—		5,109	6,062
Shares redeemed to satisfy tax withholding on vested share-based compensation	(16,478)	—	(303)	—	—	—	(303)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,500	—	396	2,896
Reclassification adjustment for amounts recognized in net income	—	—	—	1,791	—	53	1,844
Balance at June 30, 2022	114,353,273	$1,144	$2,091,042	$202	$(634,137)	$13,330	$1,471,581

Balance at December 31, 2020	113,755,513	$1,138	$2,080,364	$(14,425)	$(513,002)	$12,788	$1,566,863
Net loss	—	—	—	—	(98,389)	(2,331)	(100,720)
Share-based compensation	72,692	—	1,915	—	—	4,489	6,404
Shares redeemed to satisfy tax withholding on vested share-based compensation	(18,993)	—	(318)	—	—	—	(318)
Redemption of Operating Partnership Units	399,922	4	7,589	—	—	(11,681)	(4,088)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,494	—	59	2,553
Reclassification adjustment for amounts recognized in net loss	—	—	—	4,287	—	113	4,400
Balance at June 30, 2021	114,209,134	$1,142	$2,089,550	$(7,644)	$(611,391)	$3,437	$1,475,094
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$23,001	$(100,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64,533	65,670
Non-cash ground rent and amortization of other intangibles	283	535
Amortization of debt premiums, discounts, and financing costs	2,617	3,324
Loss on extinguishment of debt	294	1,356
Impairment and other losses	—	12,313
Gain on insurance recoveries	(2,513)	—
Share-based compensation expense	5,785	5,938
Deferred interest expense	(409)	—
Changes in assets and liabilities:
Accounts and rents receivable	(13,204)	(10,903)
Other assets	(2,951)	(2,668)
Accounts payable and accrued expenses	15,561	22,228
Other liabilities	5,638	7,749
Net cash provided by operating activities	$98,635	$4,822
Cash flows from investing activities:
Purchase of investment properties	(328,493)	—
Capital expenditures	(21,844)	(11,850)
Proceeds from sale of investment properties	32,820	—
Proceeds from property insurance	1,472	—
Performance guaranty payments	1,365	1,879
Net cash used in investing activities	$(314,680)	$(9,971)
Cash flows from financing activities:
Payoff of mortgage debt	(65,000)	(56,750)
Principal payments of mortgage debt	(1,963)	(4,154)
Principal payments on Corporate Credit Facility Term Loans	—	(150,000)
Payments on the Revolving Credit Facility	—	(163,093)
Proceeds from Senior Notes	—	500,000
Payment of loan fees and issuance costs	—	(10,146)
Redemption of Operating Partnership Units	—	(4,088)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(490)	(443)
Dividends and dividend equivalents	(54)	(54)
Net cash (used in) provided by financing activities	$(67,507)	$111,272
Net (decrease) increase in cash and cash equivalents and restricted cash	(283,552)	106,123
Cash and cash equivalents and restricted cash, at beginning of period	554,231	428,786
Cash and cash equivalents and restricted cash, at end of period	$270,679	$534,909

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$223,764	$500,337
Restricted cash	46,915	34,572
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$270,679	$534,909

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$38,885	$33,399
Cash paid for taxes	1,010	131

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$1,352	$879
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of June 30, 2022, the Company collectively owned 97.1% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.9% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and current and prior members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of June 30, 2022 and 2021, the Company owned 34 and 35 lodging properties, respectively.
Ongoing Impact of COVID-19
The Company's hotel portfolio began to see improvements in leisure demand during the second half of 2020, a trend that accelerated in 2021 and has continued in 2022. During the first half of 2022, operations continued to improve including a continuation of strong leisure bookings, higher levels of business transient demand and improving group demand.
Despite this improvement, there remains significant uncertainty regarding the pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. We may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines and boosters, breakthrough cases, and new variants of COVID-19, as well as the ongoing local, national and global responses to the virus. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature. Additionally, there has been increasing uncertainty regarding the broader economic environment as higher levels of inflation have persisted along with rising interest rates and increased concerns of a recession in the near term.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2022. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of the Company's hotels had resumed operations by the end of May 2021. The Company's portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which had, and may continue to have limited operations due to staffing challenges, ongoing or reimplemented restrictions and to accommodate reduced levels of demand. The Company continues to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities and additional actions may be taken or required based on their recommendations and regulations in place. Under these circumstances, there may be developments that require further adjustments to operations.
The Company cannot predict with certainty whether and when business levels will return to normalized levels after the effects of the pandemic subside or whether hotels will be forced to suspend or limit operations or impose additional restrictions due to future variants of COVID-19. Although it is improving, the lodging industry, particularly with respect to business transient and group business, has continued to lag behind the recovery of other industries. Factors such as public health (including a significant increase in variant strains of COVID-19 cases), availability and effectiveness of COVID-19 vaccines/boosters and therapeutics, the level of acceptance of the vaccine by the general population and the economic and geopolitical environments may impact the timing, extent and pace of such recovery. Additionally, the effects of the pandemic could materially and adversely affect the Company's ability to consummate acquisitions and dispositions of hotel properties in the near term.
The Company cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on its business, operating margins, results of operations, cash flows, financial condition, the market price of its common stock, its ability to make distributions to its shareholders, its access to equity and credit markets or its ability to service its indebtedness. Further, the Company continues to monitor and evaluate the challenges associated with inflationary pressures, rising interest rates, a potential domestic and/or global recession, the evolving workforce landscape, particularly related to industry-wide labor shortages and increases in cost of labor, as well as ongoing supply chain issues which may continue to impact the hotels' ability to source operating supplies and other materials.
For the six months ended June 30, 2022, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. For the six months ended June 30, 2021, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. To the extent adverse changes continue in these markets, or the industry sectors that operate in these markets, our business and operating results could continue to be negatively impacted.
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
Acquisition of Real Estate
Investments in hotel properties, including land and land improvements, buildings and building improvements, furniture, fixtures and equipment, and identifiable intangibles assets, will generally be accounted for as asset acquisitions. Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction.
The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets typically include land, buildings and improvements, furniture and fixtures, inventory, acquired above market and below market leases, in-place lease value, advance bookings, and any assumed financing that is determined to be above or below market terms (all as applicable). Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.
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
Involuntary Conversion
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. In March 2022, the Company recorded additional hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2022. The Company also has various other ongoing claims for damage sustained during winter storms in Texas in early 2021.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the three and six months ended June 30, 2022, the Company recorded insurance proceeds related to damage sustained at Loews New Orleans Hotel during Hurricane Ida. These insurance proceeds were in excess of recognized losses and resulted in a gain on insurance recovery of $1.5 million and $2.5 million, respectively, for the three and six months ended June 30, 2022, which are included in other income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company. The Company is currently seeking business interruption proceeds related to properties impacted by storms under the Company's various insurance policies. During the six months ended June 30, 2021, the Company recognized $1.1 million in business interruption insurance proceeds for a portion of lost revenues associated with cancellations related to the COVID-19 pandemic. These amounts are included in gain on business interruption insurance on the condensed consolidated statements of operations and comprehensive income (loss) for the period then ended. No business interruption insurance recovery receivables were recognized during the six months ended June 30, 2022.
Disposition of Real Estate
The Company accounts for dispositions of real estate in accordance with ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20") for the transactions between the Company and unrelated third-parties that are not considered a customer in the ordinary course of business. Typically, the real estate assets disposed of do not represent the transfer of a business or contain a material amount of financial assets, if any. The real estate assets promised in a sales contract are typically nonfinancial assets (i.e. land or a leasehold interest in land, buildings, furniture, fixtures and equipment) or in substance nonfinancial assets. The Company recognizes a gain or loss in full when the real estate is sold, provided (a) there is a valid contract and (b) transfer of control has occurred.
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

Parking and audio visual fees are recognized at the time services are provided to the guest at the stated price for the service or goods. In parking and audio visual contracts in which the Company has control over the services provided, the Company is considered the principal in the agreement and recognizes the related revenues gross of associated costs. If the Company does not have control over the services in the contract, the Company is considered the agent and records the related revenues net of associated costs.
Resort and amenity fees, spa, golf and other ancillary amenity revenues are recognized at the point in time the goods or services have been rendered to the guest at the stated price for the service or amenity.
Share-Based Compensation
The Company maintains a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, LTIP units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures as they occur, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's share price, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) and capitalized in buildings and other improvements in the condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2022	June 30, 2022
Orlando, FL	$36,938	$73,145
Phoenix, AZ	30,885	61,592
San Diego, CA	26,873	46,061
Houston, TX	24,079	45,075
Dallas, TX	18,557	31,403
Atlanta, GA	15,732	26,697
Denver, CO	13,952	23,004
San Francisco/San Mateo, CA	12,711	22,289
Washington, DC-MD-VA	13,579	21,040
Portland, OR	11,258	17,361
Other	78,887	126,131
Total	$283,451	$493,798

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2021	June 30, 2021
Orlando, FL	$21,005	$32,962
Phoenix, AZ	18,171	32,426
Houston, TX	17,005	27,522
San Diego, CA	14,611	19,874
Denver, CO	9,328	15,140
Atlanta, GA	8,561	13,993
Florida Keys	7,043	13,137
Dallas, TX	7,675	11,442
Savannah, GA	6,121	9,693
Washington, DC-MD-VA	6,055	9,409
Other	36,399	54,228
Total	$151,974	$239,826
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
The acquisition of W Nashville was funded with cash on hand and was accounted for as an asset acquisition resulting in the related acquisition costs being capitalized as part of the purchase price. The results of operations for W Nashville have been included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) since its acquisition date.
The Company recorded the identifiable assets and liabilities, including intangible assets and liabilities, acquired in the asset acquisition at the acquisition date relative fair value, which is based on the total accumulated costs of the acquisition. The following represents the purchase price allocation of the hotel acquired during the six months ended June 30, 2022 (in thousands):

June 30, 2022
Land	$36,364
Buildings and improvements	264,766
Furniture, fixtures, and equipment	31,091
Intangible and other assets(1)	232
Intangible liability(2)	(3,960)
Total purchase price(3)	$328,493
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
(3)The total cost capitalized includes acquisition costs as the transaction was accounted for as an asset acquisition.

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
The operating results of the hotel that was sold during the six months ended June 30, 2022 are included in the Company's condensed consolidated financial statements as part of continuing operations as the disposition did not represent a strategic shift nor did it have a major impact on the Company's results of operations.
5. Debt
Debt as of June 30, 2022 and December 31, 2021 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	June 30, 2022	December 31, 2021
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed (2)	4.45%		8/14/2024	$100,000	$100,000
Andaz Napa	Partially Fixed (3)	3.64%		9/13/2024	55,190	55,640
The Ritz-Carlton, Pentagon City	Fixed (4)	—%		1/31/2025	—	65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	56,246	56,796
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	111,139	112,102
Total Mortgage Loans		4.39%	(5)		$322,575	$389,538
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Fixed (6)	3.92%		9/13/2024	125,000	125,000
Revolving Credit Facility (7)	Variable	3.00%		2/28/2024	—	—
Total Corporate Credit Facilities					$125,000	$125,000
2020 Senior Notes $500M	Fixed	6.38%		8/15/2025	500,000	500,000
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)					(17,949)	(20,307)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.20%	(5)		$1,429,626	$1,494,231
(1)The rates shown represent the annual interest rates as of June 30, 2022. The variable index for the Renaissance Atlanta Waverly Hotel & Convention Center mortgage loan is daily SOFR and for the Andaz Napa mortgage loan is one-month LIBOR. The variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which is applicable for the value of all corporate credit facilities not subject to an interest rate hedge.
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
(5)Represents the weighted-average interest rate as of June 30, 2022.
(6)A variable interest loan for which LIBOR has been fixed through September 2022. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate was set to the highest level of grid-based pricing during the covenant waiver period, however, with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022, the Company exited the covenant waiver period and the applicable interest rate has reverted to pricing based on the Company's leverage ratio.
(7)Commitments under the revolving credit facility totaled $523 million through February 2022, after which the total commitments decreased to $450 million through maturity in February 2024. The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate was set to the highest level of grid-based pricing during the covenant waiver period, however, with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022, the Company exited the covenant waiver period and the applicable interest rate has reverted to pricing based on the Company's leverage ratio.

(8)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Of the total outstanding debt at June 30, 2022, none of the mortgage loans were recourse to the Company. As of June 30, 2022, the Company was not in compliance with its debt covenants on one mortgage loan which did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance. The mortgage loan agreements require contributions to be made to FF&E reserves. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants have been adjusted following the waiver periods.
In January 2022, the Company repaid in full the $65.0 million outstanding balance on the mortgage loan collateralized by The Ritz-Carlton, Pentagon City.
Corporate Credit Facilities
Certain financial covenants related to the Company's amended corporate credit facilities were suspended until the date that the compliance certificates demonstrating compliance with the financial covenants thereunder for the fiscal quarter ending June 30, 2022 were delivered (such period, the "covenant waiver period"). Certain financial covenants that were suspended during the covenant waiver period resumed quarterly testing beginning with the fiscal quarter ending June 30, 2022 but remain at modified covenant levels through the second quarter in 2023 (such period, unless earlier terminated by the Operating Partnership in accordance with the terms of the amended corporate credit facilities, the "permitted variations"). In addition, the amended corporate credit facilities had certain restrictions and covenants which were applicable during the covenant waiver period, including (i) mandatory prepayment requirements, (ii) affirmative covenants related to the pledge of equity of certain subsidiaries and (iii) negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases and distributions. A minimum liquidity covenant also applied during the covenant waiver period.
The Company determined that it met the modified financial covenants for the quarter ended June 30, 2022 and delivered the compliance certificates demonstrating such compliance under the amended corporate credit facilities and, as a result, is no longer subject to the additional restrictions and covenants that applied during the covenant waiver period, other than in respect of certain restrictions and covenants related to the pledge of equity of certain subsidiaries which remain applicable until after the end of the permitted variations period.
As of June 30, 2022, there was no outstanding balance on the revolving credit facility. During the three and six months ended June 30, 2022, the Company incurred unused commitment fees of approximately $0.3 million and $0.7 million, respectively, and did not incur interest expense. During the three and six months ended June 30, 2021, the Company incurred unused commitment fees of approximately $0.3 million and $0.6 million, respectively, and interest expense of $0.7 million and $1.9 million, respectively.
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
Debt Outstanding
Total debt outstanding as of June 30, 2022 and December 31, 2021 was $1,448 million and $1,515 million, respectively, and had a weighted-average interest rate of 5.20% and 5.18% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2022	Weighted- Average Interest Rate
2022	$2,601	4.35%
2023	5,537	4.36%
2024	280,160	4.06%
2025	503,512	6.36%
2026	54,379	4.53%
Thereafter	601,386	4.83%
Total Debt	$1,447,575	5.20%
Revolving Credit Facility (matures in 2024)	—	3.00%
Loan premiums, discounts and unamortized deferred financing costs, net	(17,949)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,429,626	5.20%
In connection with the repayment of one mortgage loan during the six months ended June 30, 2022, the Company wrote-off the related unamortized deferred financing costs of $0.3 million, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income (loss) for the period then ended.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of June 30, 2022, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt. During the six months ended June 30, 2022, the Company terminated two interest rate swaps prior to their maturity and incurred swap termination costs of $1.6 million which is included in other income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) for the period then ended.
Derivative instruments held by the Company with the right of offset in a net liability position were included in other liabilities on the condensed consolidated balance sheets.

The following table summarizes the terms of the derivative financial instruments held by the Company as of June 30, 2022 and December 31, 2021, respectively (in thousands):

						June 30, 2022		December 31, 2021
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	$50,000	$76	$50,000	$(591)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	38	25,000	(295)
Mortgage Debt	Swap	1.84%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	37	25,000	(297)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	38	25,000	(296)
$125M Term Loan	Swap	1.91%	1-Month LIBOR	10/13/2017	9/13/2022	40,000	6	40,000	(445)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	40,000	6	40,000	(446)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	25,000	4	25,000	(279)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	20,000	4	20,000	(223)
Mortgage Debt(1)	Swap	2.80%	1-Month LIBOR	6/1/2018	2/1/2023	—	—	24,000	(598)
Mortgage Debt(1)	Swap	2.89%	1-Month LIBOR	1/17/2019	2/1/2023	—	—	41,000	(1,061)
						$250,000	$209	$315,000	$(4,531)
(1)    The Company terminated two interest rate swaps prior to maturity in connection with the repayment of the mortgage loan collateralized by The Ritz-Carlton, Pentagon City in January 2022.
The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2022 and 2021 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Income (Loss):
Gain recognized in other comprehensive income	Unrealized gain on interest rate derivative instruments	$379	$2,449	$2,896	$2,553
Gain reclassified from accumulated other comprehensive income (loss) to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	$692	$2,070	$1,844	$4,400
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,353	$19,691	$40,891	$38,441
Realized loss on termination of derivative instruments	Other income (loss)	$—	$(2,779)	$(1,555)	$(2,779)
The Company expects approximately $0.2 million will be reclassified from accumulated other comprehensive income (loss) as a reduction to interest expense in the next 12 months.

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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair values is included in the condensed consolidated balance sheets as of as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement Date
	June 30, 2022		December 31, 2021
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Liabilities
Interest rate swaps(1)	$209	$—	$(4,531)	$—
Non-recurring measurements
Net investment properties
Kimpton Hotel Monaco Chicago	$—	$—	$34,093	$—
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
Non-Recurring Measurements
Investment Properties
In November 2021, the Company entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago for $36.0 million. Management estimated the future undiscounted cash flows for the scenario of a shortened hold period and for holding the asset long-term. Based on the results of the probability weighted-average undiscounted cash flow analysis, management determined the hotel was impaired as the estimated undiscounted cash flows were less than the carrying value of the hotel as of December 31, 2021. Management determined the impairment loss as the difference between the carrying value and the estimated fair value. The fair value was estimated using Level 2 assumptions, including values from market participants. As a result, for the year ended December 31, 2021, the Company recorded an impairment loss of $15.7 million, which is included in impairment and other losses on the consolidated statement of operations and comprehensive income (loss) for the period then ended. The sale closed in January 2022.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Corporate Credit Facility Term Loan	$447,575	$428,956	$514,538	$503,265
Senior Notes	1,000,000	930,323	1,000,000	1,055,323
Revolving Credit Facility	—	—	—	—
Total	$1,447,575	$1,359,279	$1,514,538	$1,558,588
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.84% and 5.23% per annum as of June 30, 2022 and December 31, 2021, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2022 using an estimated federal and state combined effective tax rate of 15.35% and recognized an income tax expense of $3.6 million and $5.2 million, respectively.
The Company estimated the TRS income tax expense for the three and six months ended June 30, 2021 using an estimated federal and state combined effective tax rate of 9.82% and recognized an income tax expense of $0.2 million and $0.3 million, respectively. The income tax expense for three and six months ended June 30, 2021 was primarily attributed to state taxes levied on gross receipts.
9. Stockholders' Equity
Common Stock
The Company maintains an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, which was amended and upsized in May 2021, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2022 and 2021 and, as of June 30, 2022, $200 million of common stock remained available for issuance. As of June 30, 2022, and December 31, 2021, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.9 million and $0.7 million, respectively. These amounts will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the existing registration statement expires in August 2023.
The Board of Directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $175 million of the Company’s outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. As of June 30, 2022, the Company had approximately $94.7 million remaining under its share repurchase authorization.
No shares were purchased as part of the Repurchase Program during the six months ended June 30, 2022 and 2021. The Company was prohibited under the terms of the amended corporate credit facilities from making repurchases of the Company's common stock until the Company achieved compliance with applicable debt covenants and the Company's covenant waiver period ended. These restrictions expired upon the Company exiting the covenant waiver period.
Distributions
The Company has suspended its quarterly dividend in order to preserve liquidity and did not declare any dividends during the six months ended June 30, 2022 and 2021. The Company's ability to make distributions was limited by the provisions of the Company's amended corporate credit facilities. Those restrictions expired as a result of the Company exiting the covenant waiver period. The Company's Board of Directors will evaluate if and when to resume paying dividends in the future based on business and economic conditions and the requirement to distribute 90% of REIT taxable income in order to remain qualified as a REIT.
Non-Controlling Interest of Common Units in Operating Partnership
As of June 30, 2022, the Operating Partnership had 3,427,285 LTIP Units outstanding, representing a 2.9% partnership interest held by the limited partners. Of the 3,427,285 LTIP Units outstanding at June 30, 2022, 1,098,691 units had vested and had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement of the Operating Partnership.
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
The following table reconciles net income (loss) attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$27,648	$(42,038)	$22,324	$(98,389)
Undistributed earnings attributable to unvested share-based compensation	(61)	—	(48)	—
Net income (loss) available to common stockholders	$27,587	$(42,038)	$22,276	$(98,389)

Denominator:
Weighted-average shares outstanding - Basic	114,353,273	113,806,186	114,339,989	113,793,419
Effect of dilutive share-based compensation(1)	380,320	—	401,790	—
Weighted-average shares outstanding - Diluted	114,733,593	113,806,186	114,741,779	113,793,419

Basic and diluted income (loss) per share:
Net (income) loss per share available to common stockholders - basic and diluted	$0.24	$(0.36)	$0.19	$(0.86)
(1)During the three and six months ended June 30, 2021, the Company excluded 564,745 and 555,468 anti-dilutive shares from its calculation of diluted earnings per share, respectively.
11. Share-Based Compensation
2015 Incentive Award Plan
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors approved the following grants of restricted stock units to certain Company employees:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted-Average Grant Date Fair Value
February 2022	2022 Restricted Stock Units	91,272	47,944	$16.09
April 2022	2022 Restricted Stock Units	3,068	—	$19.29
June 2022	2022 Restricted Stock Units	5,568	—	$15.82

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
In May 2022, pursuant to the Company's Director Compensation Program, the Company approved the issuance of 41,496 fully vested LTIP Units to eight of its non-employee directors which had a grant date fair value of $19.28 per unit.
The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of June 30, 2022:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2021	261,727	1,500,317	1,762,044
Granted	148,303	959,813	1,108,116
Vested(2)	(63,024)	(131,536)	(194,560)
Forfeited	(8,894)	—	(8,894)
Unvested as of June 30, 2022	338,112	2,328,594	2,666,706
Weighted-average fair value of unvested shares/units	$14.91	$11.42	$11.86
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the six months ended June 30, 2022 and 2021, 16,478 and 18,993 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy minimum tax withholding requirements with respect to Restricted Stock Units granted under the 2015 Incentive Award Plan. The number of shares of common stock withheld was limited to the number of shares having a fair market value on the date of withholding no greater than the aggregate amount of such liabilities based on the minimum individual statutory withholding rates in the applicable jurisdiction.

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
For the three and six months ended June 30, 2022, the Company recognized approximately $2.8 million and $5.0 million of share-based compensation expense (net of forfeitures) related to fully vested Restricted Stock Units and LTIP Units provided to its executive officers and certain corporate employees. In addition, for the three and six months ended June 30, 2022, the Company recognized $0.8 million of share-based compensation expense related to grants to the Board of Directors and capitalized approximately $50 thousand (net of forfeitures) and $0.3 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of June 30, 2022, there was $17.9 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.96 additional years.
For the three and six months ended June 30, 2021, the Company recognized approximately $2.8 million and $5.1 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, for the three and six months ended June 30, 2021, the Company recognized $0.8 million of share-based compensation expense related to grants to the Board of Directors and capitalized approximately $0.1 million and $0.5 million, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the six months ended June 30, 2022 (dollar amounts in thousands):

June 30, 2022
Weighted-average remaining lease term, including reasonably certain extension options(1)	20 years
Weighted-average discount rate	5.70%

ROU asset(2)	$19,152
Lease liability(3)	$20,392

Operating lease rent expense	$1,086
Variable lease costs	1,915
Total rent and variable lease costs	$3,001
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of June 30, 2022.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2022.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of June 30, 2022 (in thousands):

Year Ending December 31, 2022
2022 (excluding the six months ended June 30, 2022)	$1,064
2023	2,142
2024	2,157
2025	2,172
2026	2,188
Thereafter	26,648
Total undiscounted lease payments	$36,371
Less imputed interest	(15,979)
Lease liability(1)	$20,392
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2022.
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
For the three and six months ended June 30, 2022, the Company incurred management and franchise fee expenses of $11.0 million and $18.7 million, respectively, and for the three and six months ended June 30, 2021 incurred expenses of $6.1 million and $9.0 million respectively, which are included on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2022 and December 31, 2021, the Company had a balance of $40.7 million and $29.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
Renovation and Construction Commitments
As of June 30, 2022, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of June 30, 2022 totaled $14.5 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the effects of the COVID-19 pandemic and other macroeconomic factors, including on the demand for travel (including leisure travel and transient and group business travel), capital expenditures and the timing of renovations, and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel (including leisure travel and transient and group business travel), and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any resurgence of the disease or its variants, including limiting or banning travel and implementation of social distancing requirements; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any resurgence of the disease or its variants, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on staffing levels, impacts to supply chains, and consumer discretionary spending; the broad distribution of COVID-19 vaccines and boosters and wide acceptance by the general population of such vaccines and boosters; the effectiveness of the vaccines and boosters; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic including labor shortages; the pace of recovery following the COVID-19 pandemic or any resurgence of the disease or its variants; COVID-19 may cause us to incur additional expenses; our ability to successfully negotiate amendments and covenant waivers under our indebtedness; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; difficulties in procuring required products caused by supply chain disruptions; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities, including inflation; contraction in the U.S. and/or global economy or low levels of economic growth; inflationary pressures which increases our labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, increases in interest rates, property and other taxes, and insurance which could result in reduced operating profit margins; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; decreased demand for business travel due to technological advancements and preferences for virtual over in-person meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws (including increases in minimum wages); loss of our senior management team or key corporate personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt on terms and at times that are acceptable to us; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, the physical effects of climate change, civil unrest, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on top 25 lodging as well as key leisure destinations in the United States. As of June 30, 2022, we owned 34 hotels, comprising 9,812 rooms, across 14 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton, The Kessler Collection and Davidson.
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
Our hotel portfolio began to see improvements in leisure demand during the second half of 2020, a trend that accelerated in 2021 and has continued in 2022. During the first half of 2022, operations continued to improve including strong leisure bookings, higher levels of business transient demand and improving group demand resulting in total portfolio ADR climbing above 2019 levels for the comparable period.
Despite this improvement, there remains significant uncertainty regarding the pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. We may be impacted by, among other things, the distribution and acceptance of COVID-19 vaccines and boosters, breakthrough cases, and new variants of COVID-19, as well as the ongoing local, national and global responses to the virus. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature. Additionally, there has been increasing uncertainty regarding the broader economic environment as higher levels of inflation have persisted along with rising interest rates and increased concerns of a recession in the near term.
Additionally, there has been increasing uncertainty regarding the broader economic environment as higher levels of inflation have persisted along with rising interest rates and increased concerns of a recession. We rely on our ability to raise room rates and prices of other products and services to keep pace with inflation. Our hotel operators generally possess the ability to adjust room rates daily, except for certain group or corporate rates contractually committed to in advance, in a stable macroeconomic environment. However, our operators may be unable to raise rates faster than inflation, or even at the same rate, when inflation levels are high due to competitive pressures or prevailing economic conditions.
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
Results of Operations
Lodging Industry Overview
We began to see improvements in leisure demand during the second half of 2020, a trend that accelerated in 2021 and has continued into the first half of 2022. Further, by mid-February, we began to experience higher levels of business transient and group business which continued into the second quarter. Despite this relative improvement, there is still significant uncertainty regarding the pace of recovery and the length of time it will take for business travel and larger group meetings to return to pre-pandemic levels. Persistent inflation, rising interest rates and fears of a recession in the near term have further increased uncertainty regarding the pace of recovery for the lodging industry.
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which decreased at an estimated annual rate of approximately 1.4% and 0.9% during the first and second quarters of 2022, according to the U.S. Department of Commerce, compared to the annual rate growth trend from the third and fourth quarters of 2021 of 2.3% and 6.9%, respectively. The decrease during the second quarter reflected decreases in private inventory investment, residential fixed investment, federal government spending, state and local government spending and nonresidential fixed investment that were partially offset by increases in exports, personal consumption expenditures, and imports. In addition, the unemployment rate remained at 3.6% in June from March and fell from 3.9% in December 2021 and from 4.8% in September 2021. The unemployment rate has declined considerably from the April 2020 high of 14.7%.
The U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the U.S. economy which is largely due to the persistence of the COVID-19 pandemic and its variants and sentiment towards business and leisure travel as a result of the pandemic. Additionally, we expect the recovery of the lodging industry will take longer than it will for the broader economy and many other industries. Further, we continue to monitor and evaluate the challenges associated with inflationary pressures and rising interest rates, the evolving workforce landscape, particularly related to achieving the appropriate balance between hotel staffing levels and demand as business at our hotels increases as well as ongoing supply chain issues which may continue to impact the hotels' ability to source operating supplies and other materials.
Demand increased 12.5% and 18.3%, respectively, during the three and six months ended June 30, 2022. New hotel supply increased by 2.3% and 3.1%, respectively, during the same period. The significant increase in demand led to increases in industry RevPAR of 38.8% and 49.4% for the three and six months ended June 30, 2022 compared to 2021, which was driven by an increase in occupancy of 10.0% and 14.8% coupled with a 26.2% and 30.1% increase in ADR, respectively. All U.S. data for the three and six months ended June 30, 2022 are per industry reports.
Second Quarter 2022 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 77.5% and 98.4% to $185.44 and $165.16 for the three and six months ended June 30, 2022 compared to $104.50 and $83.25 for the three and six months ended June 30, 2021, respectively. The increase in our total portfolio RevPAR for the three and six months ended June 30, 2022 compared to the same period in 2021 was driven by increases in leisure transient business and improving business transient and corporate group demand.
Net income increased 166.6% for the three months ended June 30, 2022 compared to net loss in 2021, which was primarily attributed to an increase in operating income of $56.0 million from the 33-comparable hotels owned during the three months ended June 30, 2022 and 2021 as a result of a recovery from the COVID-19 pandemic, a $12.3 million reduction in impairment and other losses, other income of $1.5 million in 2022 from insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida compared to other loss of $2.8 million in 2021 from the termination of four interest rate hedges, a $1.6 million increase in operating income attributed to the acquisition of W Nashville, a $1.4 million reduction in loss on extinguishment of debt and a $0.6 million reduction in operating loss attributed to the sale of hotels in November 2021 and January 2022. These increases were partially offset by a $3.4 million increase in income tax expense, a $1.0 million increase in corporate general and administrative expenses and a $0.7 million increase in interest expense attributed to a higher weighted-average interest rate.
Net income increased 122.8% for the six months ended June 30, 2022 compared to net loss in 2021, which was primarily attributed to an increase in operating income of $115.3 million from the 33-comparable hotels owned during the six months ended June 30, 2022 and 2021 as a result of a recovery from the COVID-19 pandemic, an $11.0 million reduction in impairment and other losses, other income of $2.5 million in 2022 from insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida compared to other loss of $2.8 million in 2021 from the termination of four interest rate hedges, a $1.8 million increase in operating income attributed to the acquisition of W Nashville, a $1.2 million reduction in operating loss attributed to the sale of hotels in November 2021 and January 2022 and a $1.1 million reduction in loss on extinguishment of debt. These increases were partially offset by a $4.8 million increase in income tax expense, a $2.5 million increase in interest expense attributed to a higher weighted-average interest rate, a $1.9 million increase in corporate general and administrative expenses and a $1.1 million reduction in gain on business interruption insurance.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2022 increased 223.6% and 483.7%, and 626.7% and 912.1%, respectively, compared to 2021, which was attributable to the extent and timing of the impact of and recovery from the COVID-19 pandemic on our results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income (loss) attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2022 and 2021:

					Six Months Ended June 30,
					2022	2021		Change
Number of properties at January 1					34	35		(1)
Properties acquired					1	—		1
Properties disposed					(1)	—		(1)
Number of properties at June 30					34	35		(1)

Number of rooms at January 1					9,659	10,011		(352)
Rooms in properties acquired					346	—		346
Rooms in properties disposed(1)					(193)	—		(193)
Number of rooms at June 30					9,812	10,011		(199)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Increase		2022	2021		Increase
Total Portfolio Statistics:
Occupancy(2)	68.9%	48.8%	2,010	bps	62.9%	40.8%	2,210	bps
ADR(2)	$269.20	$214.03	25.8%		$262.76	$203.92		28.9%
RevPAR(2)	$185.44	$104.50	77.5%		$165.16	$83.25		98.4%
(1)    During the six months ended June 30, 2022, the Company disposed of one hotel with 191 rooms and reduced the room count by two at Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch.
(2)    For hotels acquired during the applicable period, includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are included through the date of the respective disposition. The six months ended June 30, 2021 includes hotels that had suspended operations for a portion of the period presented.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Increase	% Change	2022	2021	Increase	% Change
Revenues:
Rooms revenues	$165,580	$95,195	$70,385	73.9%	$288,778	$150,841	$137,937	91.4%
Food and beverage revenues	96,781	40,143	56,638	141.1%	164,516	61,735	102,781	166.5%
Other revenues	21,090	16,636	4,454	26.8%	40,504	27,250	13,254	48.6%
Total revenues	$283,451	$151,974	$131,477	86.5%	$493,798	$239,826	$253,972	105.9%
Rooms revenues
Rooms revenues increased by $70.4 million, or 73.9%, to $165.6 million for the three months ended June 30, 2022 from $95.2 million for the three months ended June 30, 2021 primarily due to increases in occupancy and ADR due to a recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in rooms revenue by $8.8 million. The increase is net of a reduction of $2.9 million attributed to the sale of Marriott Charleston Town Center in November 2021 and Kimpton Hotel Monaco Chicago in January 2022 (collectively, "the hotels sold in November 2021 and January 2022").

Rooms revenues increased by $137.9 million, or 91.4%, to $288.8 million for the six months ended June 30, 2022 from $150.8 million for the six months ended June 30, 2021 primarily due to increases in occupancy and ADR due to a recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in rooms revenue by $9.1 million. This increase is net of a reduction of $4.1 million attributed to the hotels sold in November 2021 and January 2022.
Food and beverage revenues
Food and beverage revenues increased by $56.6 million, or 141.1%, to $96.8 million for the three months ended June 30, 2022 from $40.1 million for the three months ended June 30, 2021 primarily due to increases in occupancy due to a recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in food and beverage revenue by $6.9 million. This increase is net of a reduction of $0.7 million attributed to the hotels sold in November 2021 and January 2022.
Food and beverage revenues increased by $102.8 million, or 166.5%, to $164.5 million for the six months ended June 30, 2022 from $61.7 million for the six months ended June 30, 2021 primarily due to increases in occupancy due to a recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in food and beverage revenue by $7.1 million. This increase is net of a reduction of $0.9 million in food and beverage revenues attributed to the hotels sold in November 2021 and January 2022.
Other revenues
Other revenues increased by $4.5 million, or 26.8%, to $21.1 million for the three months ended June 30, 2022 from $16.6 million for the three months ended June 30, 2021 primarily due to a recovery from the COVID-19 pandemic. This increase includes $1.8 million in additional revenues from cancellations and attrition as well as $0.6 million attributed to the acquisition of W Nashville in March 2022. These increases are net of a reduction of $0.2 million attributed to the hotels sold in November 2021 and January 2022.
Other revenues increased by $13.3 million, or 48.6%, to $40.5 million for the six months ended June 30, 2022 from $27.3 million for the six months ended June 30, 2021 primarily due to a recovery from the COVID-19 pandemic. This increase includes $5.0 million in additional revenues from cancellations and attrition as well as $0.6 million attributed to the acquisition of W Nashville in March 2022. These increases are net of a reduction of $0.4 million attributed to the hotels sold in November 2021 and January 2022.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Increase	% Change	2022	2021	Increase	% Change
Hotel operating expenses:
Rooms expenses	$36,423	$22,388	$14,035	62.7%	$65,640	$37,925	$27,715	73.1%
Food and beverage expenses	60,298	28,592	31,706	110.9%	105,908	46,770	59,138	126.4%
Other direct expenses	6,366	4,736	1,630	34.4%	11,660	7,934	3,726	47.0%
Other indirect expenses	63,059	44,047	19,012	43.2%	116,919	81,374	35,545	43.7%
Management and franchise fees	11,049	6,140	4,909	80.0%	18,675	8,984	9,691	107.9%
Total hotel operating expenses	$177,195	$105,903	$71,292	67.3%	$318,802	$182,987	$135,815	74.2%

Total hotel operating expenses
In general, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $71.3 million, or 67.3%, to $177.2 million for the three months ended June 30, 2022 from $105.9 million for the three months ended June 30, 2021 primarily due to increases in occupancy and other related operating costs due to a recovery from the COVID-19 pandemic. Additionally, W Nashville contributed to the increase in hotel operating expenses by $10.4 million. The increase in total hotel operating expenses is net of a reduction of $3.2 million attributed to the hotels sold in November 2021 and January 2022.
Total hotel operating expenses increased $135.8 million, or 74.2%, to $318.8 million for the six months ended June 30, 2022 from $183.0 million for the six months ended June 30, 2021 primarily due to increases in occupancy and other related operating costs due to a recovery from the COVID-19 pandemic. Additionally, W Nashville contributed to the increase in hotel operating expenses by $10.7 million. The increase in total hotel operating expenses is net of a reduction of $5.3 million attributed to the hotels sold in November 2021 and January 2022.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Increase / (Decrease)	% Change	2022	2021	Increase / (Decrease)	% Change
Depreciation and amortization	$34,251	$33,008	$1,243	3.8%	$64,816	$66,205	$(1,389)	(2.1)%
Real estate taxes, personal property taxes and insurance	11,369	10,997	372	3.4%	22,224	21,537	687	3.2%
Ground lease expense	833	379	454	119.8%	1,350	782	568	72.6%
General and administrative expenses	9,083	8,096	987	12.2%	16,869	15,018	1,851	12.3%
Gain on business interruption insurance	—	—	—	—%	—	(1,116)	1,116	100.0%
Impairment and other losses	—	12,313	(12,313)	(100.0)%	1,278	12,313	(11,035)	(89.6)%
Total corporate and other expenses	$55,536	$64,793	$(9,257)	(14.3)%	$106,537	$114,739	$(8,202)	(7.1)%
Depreciation and amortization
Depreciation and amortization expense increased $1.2 million, or 3.8%, to $34.3 million for the three months ended June 30, 2022 from $33.0 million for the three months ended June 30, 2021. This increase was primarily attributed to the acquisition of W Nashville in March 2022, partially offset by reduction attributed to the timing of fully depreciated assets during the comparable periods and a reduction in depreciation expense related to the hotels sold in November 2021 and January 2022.
Depreciation and amortization expense decreased $1.4 million, or (2.1)%, to $64.8 million for the six months ended June 30, 2022 from $66.2 million for the six months ended June 30, 2021. This decrease was primarily attributed to the timing of fully depreciated assets during the comparable periods and a reduction in depreciation expense related to the hotels sold in November 2021 and January 2022, partially offset by an increase in depreciation expense attributed to the acquisition of W Nashville in March 2022.

Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.4 million, or 3.4%, and $0.7 million, or 3.2%, to $11.4 million and $22.2 million for the three and six months ended June 30, 2022 from $11.0 million and $21.5 million for the three and six months ended June 30, 2021. This year-to-date increase was primarily attributed increases in insurance premiums of $1.6 million, a $1.5 million non-recurring property tax refund received in 2021 and $0.8 million attributed to the acquisition of W Nashville in March 2022. These increases were partially offset by a $2.1 million reduction in real estate taxes and a $0.9 million reduction related to the hotels sold in November 2021 and January 2022.
Ground lease expense
Ground lease expense increased $0.5 million, or 119.8%, and $0.6 million, or 72.6%, to $0.8 million and $1.4 million for the three and six months ended June 30, 2022 from $0.4 million and $0.8 million for the three and six months ended June 30, 2021. The increase was primarily attributable to an increase in percentage rent in 2022, which is based on revenues at certain hotels with ground leases, compared to 2021.
General and administrative expenses
General and administrative expenses increased $1.0 million, or 12.2% and $1.9 million, or 12.3%, to $9.1 million and $16.9 million for the three and six months ended June 30, 2022 from $8.1 million and $15.0 million for the three and six months ended June 30, 2021 primarily due to increases in compensation expense.
Gain on business interruption insurance
Gain on business interruption insurance was $1.1 million for the six months ended June 30, 2021, which was attributed to insurance proceeds for a portion of lost revenue associated with cancellations related to the COVID-19 pandemic.
Impairment and other losses
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the six months ended June 30, 2022, the Company expensed additional hurricane-related repair and cleanup costs of $1.3 million.
During the three and six months ended June 30, 2022, the Company concluded that it intended to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia and began marketing the property. Based on multiple bids from qualified buyers and ongoing price discussions, the Company expected the hotel to be sold for a price that was less than its net book value. As a result, an impairment loss of approximately $12.3 million was recorded for the three and six months ended June 30, 2021.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Increase / (Decrease)	% Change	2022	2021	Increase / (Decrease)	% Change
Non-operating income and expenses:
Other income (loss)	$1,681	$(2,805)	4,486	159.9%	904	(2,689)	3,593	133.6%
Interest expense	(20,353)	(19,691)	(662)	(3.4)%	(40,891)	(38,441)	(2,450)	(6.4)%
Loss on extinguishment of debt	—	(1,356)	1,356	100.0%	(294)	(1,356)	1,062	78.3%
Income tax expense	(3,570)	(169)	(3,401)	(2,012.4)%	(5,177)	(334)	(4,843)	(1,450.0)%
Other income (loss)
Other income increased $4.5 million, or 159.9%, and $3.6 million, or 133.6%, to $1.7 million and $0.9 million for the three and six months ended June 30, 2022 from a loss of $2.8 million and $2.7 million for the three and six months ended June 30, 2021. The increase was primarily attributed to a gain of $1.5 million and $2.5 million from insurance proceeds settlements in excess of recognized losses associated with hurricane-related damage at Loews New Orleans Hotel for the three and six months ended June 30, 2022 coupled with the recognition of $2.8 million of costs associated with the termination of four interest rate hedges for the three and six months ended June 30, 2021.

Interest expense
Interest expense increased $0.7 million, or 3.4%, and $2.5 million, or 6.4%, to $20.4 million and $40.9 million for the three and six months ended June 30, 2022 from $19.7 million and $38.4 million for the three and six months ended June 30, 2021. The increase was primarily due to an increase in the weighted-average interest rate, partially offset by a decrease in the outstanding debt as of June 30, 2022 compared to 2021. Refer to Note 5 in the accompanying condensed consolidated financial statements for further discussion.
Loss on extinguishment of debt
The loss on extinguishment of debt of $0.3 million for the six months ended June 30, 2022 was attributable to the write-off of unamortized debt issuance costs upon the early repayment of one mortgage loan. The loss on extinguishment of debt of $1.4 million for the three and six months ended June 30, 2021 was attributable to the write off of unamortized debt issuance costs upon the early repayment of the corporate credit facility term loan that was due to mature in August 2023 and one mortgage loan.
Income tax expense
Income tax expense increased $3.4 million, or 2,012.4%, and $4.8 million, or 1,450.0%, to $3.6 million and $5.2 million for the three and six months ended June 30, 2022 from $0.2 million and $0.3 million for the three and six months ended June 30, 2021. The increase from prior year was primarily attributed to higher projected taxable income related to the recovery from the COVID-19 pandemic and the acquisition of W Nashville in March 2022 coupled with an increase in the effective tax rate for the first half of 2022 compared to 2021. These increases were partially offset by the use of the Company's federal and state net operation loss carryforwards.
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
Liquidity
As of June 30, 2022, we had $223.8 million of consolidated cash and cash equivalents and $46.9 million of restricted cash and escrows. The restricted cash as of June 30, 2022 primarily consisted of $40.7 million related to furniture, fixtures and equipment replacement reserves ("FF&E reserves") as required per the terms of our management and franchise agreements, cash held in restricted escrows of $4.2 million primarily for real estate taxes and mortgage escrows, $1.7 million in deposits made for capital projects and $0.3 million for disposition-related holdbacks.
As of June 30, 2022, there was no outstanding balance on our revolving credit facility and the full $450 million is available to be borrowed. Proceeds from future borrowings may be used for working capital, general corporate or other purposes permitted by the amended revolving credit agreement.
In May 2021, we upsized the ATM Agreement and, as a result, we had $200 million available for sale under the ATM Agreement as of June 30, 2022. The terms of the amended revolving credit facility imposed restrictions on the use of proceeds raised from equity issuances, however those restrictions expired as a result of the Company exiting the covenant waiver period.
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

Debt and Loan Covenants
As of June 30, 2022, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.20%.
Mortgage Loans
In January 2022, we repaid in full the $65.0 million outstanding balance on the mortgage loan collateralized by The Ritz-Carlton, Pentagon City. Our mortgage loan agreements require contributions to be made to FF&E reserves. In addition, certain quarterly financial covenants were waived for a period of time specified in the respective amended loan agreements and certain financial covenants have been adjusted following the waiver periods.
Corporate Credit Facilities
Certain financial covenants related to our amended corporate credit facilities were suspended until the date that the compliance certificates demonstrating compliance with the financial covenants thereunder for the fiscal quarter ending June 30, 2022 were delivered (such period, the "covenant waiver period"). Certain financial covenants that were suspended during the covenant waiver period resumed quarterly testing beginning with the fiscal quarter ending June 30, 2022 but remain at modified covenant levels through the second quarter in 2023 (such period, unless earlier terminated by the Operating Partnership in accordance with the terms of the amended corporate credit facilities, the "permitted variations period"). In addition, the amended corporate credit facilities had certain restrictions and covenants which were applicable during the covenant waiver period, including (i) mandatory prepayment requirements, (ii) affirmative covenants related to the pledge of equity of certain subsidiaries and (iii) negative covenants restricting certain acquisitions, investments, capital expenditures, ground leases and distributions. A minimum liquidity covenant also applied during the covenant waiver period.
We determined that we met our modified financial covenants for the quarter ended June 30, 2022 and delivered the compliance certificates demonstrating such compliance under the amended corporate credit facilities and, as a result, are no longer subject to the additional restrictions and covenants that applied during the covenant waiver period, other than in respect of certain restrictions and covenants related to the pledge of equity of certain subsidiaries which remain applicable until after the end of the permitted variations period.
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
Debt Covenants
As of June 30, 2022, we were not in compliance with its debt covenants on one mortgage loan which did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance.
Derivatives
As of June 30, 2022, we had eight interest rate swaps with an aggregate notional amount of $250.0 million. These swaps fix a portion of the variable interest rate on two of our mortgage loans for a portion of the term of each respective mortgage loan and fix LIBOR for a portion of the term of our one outstanding corporate credit facility term loan agented by KeyBank National Association. Our interest rate swaps are scheduled to expire later in 2022 which will increase our exposure to rising interest rates. The corporate credit facility term loan spread may vary, as it is determined by our leverage ratio. The applicable interest rate for the corporate credit facility term loan was set to the highest level of grid-based pricing during the covenant waiver period; however, with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022, we exited the covenant waiver period and the applicable interest rate reverted to pricing based on the Company's leverage ratio. In addition, two interest rate swaps were terminated in January 2022 in connection with the repayment of a $65.0 million mortgage loan.
Our ability to apply hedge accounting in the future could be impacted to the extent that the payment terms of our loans change. The discontinuation of hedge accounting could result in future changes in the fair market values of hedges and/or a portion or all of the $0.2 million balance of accumulated other comprehensive income as of June 30, 2022 to be recognized on the condensed consolidated statements of operations and comprehensive income (loss) through net income (loss). Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
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
Capital Markets
We maintain an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, which was amended and upsized in May 2021, we may from time to time offer and sell shares of our common stock having an aggregate offering price up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2022 and, as of June 30, 2022, $200 million of common stock remained available for issuance.
Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to purchase up to $175 million of our outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares. As of June 30, 2022, we had approximately $94.7 million remaining under our share repurchase authorization.
No shares were purchased as part of the Repurchase Program during the three and six months ended June 30, 2022 and 2021. The terms of our amended corporate credit facilities prohibited us from making repurchases of our common stock until we achieved compliance with applicable debt covenants, however, these restrictions expired as a result of our exit from the covenant waiver period.
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
As of June 30, 2022 and December 31, 2021, we had a total of $40.7 million and $29.3 million, respectively, of FF&E reserves. During the three and six months ended June 30, 2022 we made total capital expenditures of $14.3 million and $21.8 million, respectively, and during the three and six months ended June 30, 2021, we made total capital expenditures of $4.6 million and $11.9 million, respectively.

Off-Balance Sheet Arrangements
As of June 30, 2022, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of June 30, 2022 totaled $14.5 million.
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
Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$98,635	$4,822
Net cash used in investing activities	(314,680)	(9,971)
Net cash (used in) provided by financing activities	(67,507)	111,272
Net (decrease) increase in cash and cash equivalents and restricted cash	$(283,552)	$106,123
Cash and cash equivalents and restricted cash, at beginning of period	554,231	428,786
Cash and cash equivalents and restricted cash, at end of period	$270,679	$534,909
Operating
•Cash provided by operating activities was $98.6 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase in cash from operating activities during the six months ended June 30, 2022 was primarily due to an increase in hotel operating income attributed to a recovery from the impact of the COVID-19 pandemic and the acquisition of W Nashville in March 2022, net of reductions from the hotels sold in November 2021 and January 2022. Refer to the "Results of Operations" section for further discussion of our operating results for the three and six months ended June 30, 2022 and 2021.
Investing
•Cash used in investing activities was $314.7 million and $10.0 million for the six months ended June 30, 2022 and 2021, respectively. Cash used in investing activities for the six months ended June 30, 2022 was attributed to $328.5 million for the acquisition of W Nashville and $21.8 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $32.8 million from the disposition of Kimpton Hotel Monaco Chicago, $1.5 million of proceeds from property insurance and $1.4 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the six months ended June 30, 2021 was attributed to $11.9 million in capital improvements at our hotel properties, which was partially offset by $1.9 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $67.5 million and cash provided by financing activities was $111.3 million for the six months ended June 30, 2022 and 2021, respectively. Cash used in financing activities for the six months ended June 30, 2022 was attributed the repayment of mortgage debt totaling $65.0 million, principal payments of mortgage debt totaling $2.0 million and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.5 million. Cash provided by financing activities for the six months ended June 30, 2021 was primarily attributed $500.0 million in proceeds from the issuance of the 2021 Senior Notes, offset by the repayment of the revolving credit facility of $163.1 million, the repayment of one corporate credit facility term loan totaling $150.0 million, the repayment of mortgage debt totaling $56.8 million, payment of loan fees and issuance costs of $10.1 million, principal payments of mortgage debt totaling $4.2 million, redemption of Operating Partnership Units for common stock and cash of $4.1 million, and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million.
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
The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$28,478	$(42,743)	$23,001	$(100,720)
Adjustments:
Interest expense	20,353	19,691	40,891	38,441
Income tax expense	3,570	169	5,177	334
Depreciation and amortization	34,251	33,008	64,816	66,205
EBITDA	$86,652	$10,125	$133,885	$4,260
Impairment of investment properties(1)	—	12,313	—	12,313
EBITDAre	$86,652	$22,438	$133,885	$16,573

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(104)	$(102)	$(206)	$(203)
Gain on insurance recoveries(2)	(1,519)	—	(2,513)	—
Loss on extinguishment of debt	—	1,356	294	1,356
Amortization of share-based compensation expense	3,578	3,643	5,785	5,938
Non-cash ground rent and straight-line rent expense	16	33	32	51
Other non-recurring expenses(3)	—	20	1,292	23
Adjusted EBITDAre attributable to common stock and unit holders	$88,623	$27,388	$138,569	$23,738
(1)     During the three and six months ended June 30, 2021, the Company recorded a $12.3 million impairment loss related to Marriott Charleston Town Center, which was attributed to its net book value exceeding the undiscounted cash flows over a shortened expected hold period.
(2)     During the three and six months ended June 30, 2022, the Company recorded $1.5 million and $2.5 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income (loss) on the condensed consolidated statement of operations and comprehensive income (loss) for the periods then ended.
(3)    During the six months ended June 30, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income (loss) for the period then ended.
The following is a reconciliation of net income (loss) to FFO and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$28,478	$(42,743)	$23,001	$(100,720)
Adjustments:
Depreciation and amortization related to investment properties	34,147	32,906	64,610	66,002
Impairment of investment properties(1)	—	12,313	—	12,313
FFO attributable to common stock and unit holders	$62,625	$2,476	$87,611	$(22,405)

Reconciliation to Adjusted FFO
Gain on insurance recoveries(2)	$(1,519)	$—	$(2,513)	$—
Loss on extinguishment of debt	—	1,356	294	1,356
Loan related costs, net of adjustment related to non-controlling interests(3)	1,331	1,558	2,617	3,324
Amortization of share-based compensation expense	3,578	3,643	5,785	5,938
Non-cash ground rent and straight-line rent expense	16	33	32	51
Other non-recurring expenses(4)	—	20	1,292	23
Adjusted FFO attributable to common stock and unit holders	$66,031	$9,086	$95,118	$(11,713)
(1)     During the three and six months ended June 30, 2021, the Company recorded a $12.3 million impairment loss related to Marriott Charleston Town Center, which was attributed to its net book value exceeding the undiscounted cash flows over a shortened expected hold period.
(2)     During the three and six months ended June 30, 2022, the Company recorded $1.5 million and $2.5 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income (loss) on the condensed consolidated statement of operations and comprehensive income (loss) for the periods then ended.
(3)     Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.
(4)     During the six months ended June 30, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income (loss) for the period then ended.
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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. The impact of the COVID-19 pandemic has and may continue to disrupt our historical seasonal patterns.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of June 30, 2022 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $0.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2021 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $0.3 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next two years are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken steps to reduce our variable rate debt exposure by paying off property-level mortgage debt and entering into various interest rate swap agreements to hedge the interest rate exposure risk related to several variable rate loans. Our interest rate swaps are scheduled to expire later in 2022 which will increase our exposure to rising interest rates. Refer to Note 5 in the accompanying condensed consolidated financial statements included herein, for our debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 6 in the accompanying condensed consolidated financial statements for more information on our interest rate swap derivatives.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2022, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$2,061	$4,457	$251,590	$503,512	$54,379	$601,386	$1,417,385	$1,329,872
Variable rate debt	540	1,080	28,570	—	—	—	30,190	29,407
Total	$2,601	$5,537	$280,160	$503,512	$54,379	$601,386	$1,447,575	$1,359,279
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.56%	4.55%	4.17%	6.36%	4.53%	4.83%	5.24%	5.89%
Variable rate debt	3.57%	3.57%	3.57%	—%	—%	—%	3.57%	3.49%
(1)    Excludes net mortgage loan premiums, discounts and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of June 30, 2022.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Purchase and Sale Agreement dated as of February 25, 2022, among Nashville Gulch Hotel LLC and XHR Acquisitions, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 3, 2022)

3.1	Articles of Restatement of Xenia Hotels & Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.2	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on November 10, 2015 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

3.3	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on March 15, 2017 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on March 15, 2017)

3.4	Articles of Amendment of Xenia Hotels and Resorts, Inc., as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

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

August 3, 2022

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)