Form 10-Q
period 2022-09-30
Xenia Hotels & Resorts, Inc.
filed 2022-11-02
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2022, there were 113,847,779 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2022 and December 31, 2021
(Dollar amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$460,615	$431,427
Buildings and other improvements	3,091,556	2,856,671
Total	$3,552,171	$3,288,098
Less: accumulated depreciation	(945,659)	(888,717)
Net investment properties	$2,606,512	$2,399,381
Cash and cash equivalents	259,885	517,377
Restricted cash and escrows	50,788	36,854
Accounts and rents receivable, net of allowance for doubtful accounts	38,709	28,528
Intangible assets, net of accumulated amortization of $2,604 and $2,231, respectively	5,162	5,446
Other assets	62,371	65,109
Assets held for sale (Note 4)	68,939	34,621
Total assets	$3,092,366	$3,087,316
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,429,518	$1,494,231
Accounts payable and accrued expenses	107,823	84,051
Distributions payable	11,660	89
Other liabilities	80,864	68,559
Liabilities associated with assets held for sale (Note 4)	3,532	2,305
Total liabilities	$1,633,397	$1,649,235
Commitments and Contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 114,263,213 and 114,306,727 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$1,143	$1,143
Additional paid in capital	2,089,463	2,090,393
Accumulated other comprehensive income (loss)	94	(4,089)
Accumulated distributions in excess of net earnings	(647,248)	(656,461)
Total Company stockholders' equity	$1,443,452	$1,430,986
Non-controlling interests	15,517	7,095
Total equity	$1,458,969	$1,438,081
Total liabilities and equity	$3,092,366	$3,087,316
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rooms revenues	$142,604	$109,753	$431,382	$260,594
Food and beverage revenues	76,153	44,004	240,669	105,739
Other revenues	21,911	19,027	62,415	46,277
Total revenues	$240,668	$172,784	$734,466	$412,610
Expenses:
Rooms expenses	36,163	27,099	101,803	65,024
Food and beverage expenses	55,888	33,764	161,796	80,534
Other direct expenses	6,155	5,059	17,815	12,993
Other indirect expenses	64,590	50,902	181,509	132,276
Management and franchise fees	9,083	6,025	27,758	15,009
Total hotel operating expenses	$171,879	$122,849	$490,681	$305,836
Depreciation and amortization	34,311	32,076	99,127	98,281
Real estate taxes, personal property taxes and insurance	11,228	9,731	33,452	31,268
Ground lease expense	685	405	2,035	1,187
General and administrative expenses	8,972	7,466	25,841	22,484
Gain on business interruption insurance	(2,487)	—	(2,487)	(1,116)
Impairment and other losses	—	1,759	1,278	14,072
Total expenses	$224,588	$174,286	$649,927	$472,012
Operating income (loss)	$16,080	$(1,502)	$84,539	$(59,402)
Other income (loss)	1,767	186	2,671	(2,503)
Interest expense	(20,583)	(21,358)	(61,474)	(59,799)
Loss on extinguishment of debt	—	—	(294)	(1,356)
Net income (loss) before income taxes	$(2,736)	$(22,674)	$25,442	$(123,060)
Income tax benefit (expense)	1,029	(43)	(4,148)	(377)
Net income (loss)	$(1,707)	$(22,717)	$21,294	$(123,437)
Net loss (income) attributable to non-controlling interests (Note 1)	44	524	(633)	2,855
Net income (loss) attributable to common stockholders	$(1,663)	$(22,193)	$20,661	$(120,582)

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Continued
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted income (loss) per share
Net income (loss) per share available to common stockholders - basic and diluted	$(0.01)	$(0.20)	$0.18	$(1.06)
Weighted-average number of common shares (basic)	114,322,269	113,809,212	114,334,110	113,798,761
Weighted-average number of common shares (diluted)	114,322,269	113,809,212	114,719,309	113,798,761

Comprehensive income (loss):
Net income (loss)	$(1,707)	$(22,717)	$21,294	$(123,437)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	36	(163)	2,932	2,389
Reclassification adjustment for amounts recognized in net (loss) income (interest expense)	(147)	1,598	1,697	5,999
	$(1,818)	$(21,282)	$25,923	$(115,049)
Comprehensive loss (income) attributable to non-controlling interests (Note 1)	47	490	(1,079)	2,649
Comprehensive income (loss) attributable to the Company	$(1,771)	$(20,792)	$24,844	$(112,400)
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at June 30, 2022	114,353,273	$1,144	$2,091,042	$202	$(634,137)	$13,330	$1,471,581
Net loss	—	—	—	—	(1,663)	(44)	(1,707)
Repurchase of common shares, net	(120,978)	$(1)	$(1,877)	$—	$—	$—	$(1,878)
Dividends, common share / units ($0.10)	—	—	—	—	(11,448)	(204)	(11,652)
Share-based compensation	40,871	—	435	—	—	2,438	2,873
Shares redeemed to satisfy tax withholding on vested share-based compensation	(9,953)	—	(137)	—	—	—	(137)
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	35	—	1	36
Reclassification adjustment for amounts recognized in net loss	—	—	—	(143)	—	(4)	(147)
Balance at September 30, 2022	114,263,213	$1,143	$2,089,463	$94	$(647,248)	$15,517	$1,458,969

Balance at June 30, 2021	114,209,134	$1,142	$2,089,550	$(7,644)	$(611,391)	$3,437	$1,475,094
Net loss	—	—	—	—	(22,193)	(524)	(22,717)
Share-based compensation	—	—	779	—	—	2,172	2,951
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(160)	—	(3)	(163)
Reclassification adjustment for amounts recognized in net loss	—	—	—	1,561	—	37	1,598
Balance at September 30, 2021	114,209,134	$1,142	$2,090,329	$(6,243)	$(633,584)	$5,119	$1,456,763
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2021	114,306,727	$1,143	$2,090,393	$(4,089)	$(656,461)	$7,095	$1,438,081
Net income	—	—	—	—	20,661	633	21,294
Repurchase of common shares, net	(120,978)	(1)	(1,877)	—	—	—	(1,878)
Dividends, common share / units ($0.10)	—	—	—	—	(11,448)	(204)	(11,652)
Share-based compensation	103,895	1	1,387	—		7,547	8,935
Shares redeemed to satisfy tax withholding on vested share-based compensation	(26,431)	—	(440)	—	—	—	(440)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,535	—	397	2,932
Reclassification adjustment for amounts recognized in net income	—	—	—	1,648	—	49	1,697
Balance at September 30, 2022	114,263,213	$1,143	$2,089,463	$94	$(647,248)	$15,517	$1,458,969

Balance at December 31, 2020	113,755,513	$1,138	$2,080,364	$(14,425)	$(513,002)	$12,788	$1,566,863
Net loss	—	—	—	—	(120,582)	(2,855)	(123,437)
Share-based compensation	72,692	—	2,694	—	—	6,661	9,355
Shares redeemed to satisfy tax withholding on vested share-based compensation	(18,993)	—	(318)	—	—	—	(318)
Redemption of Operating Partnership Units	399,922	4	7,589	—	—	(11,681)	(4,088)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,334	—	55	2,389
Reclassification adjustment for amounts recognized in net loss	—	—	—	5,848	—	151	5,999
Balance at September 30, 2021	114,209,134	$1,142	$2,090,329	$(6,243)	$(633,584)	$5,119	$1,456,763
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$21,294	$(123,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	98,709	97,478
Non-cash ground rent and amortization of other intangibles	418	803
Amortization of debt premiums, discounts, and financing costs	3,925	4,615
Loss on extinguishment of debt	294	1,356
Impairment and other losses	—	13,072
Gain on insurance recoveries	(3,550)	—
Share-based compensation expense	8,598	8,813
Deferred interest expense	(409)	—
Changes in assets and liabilities:
Accounts and rents receivable	(10,435)	(15,683)
Other assets	1,013	1,343
Accounts payable and accrued expenses	25,282	28,742
Other liabilities	12,755	12,251
Net cash provided by operating activities	$157,894	$29,353
Cash flows from investing activities:
Purchase of investment properties	(328,493)	—
Capital expenditures	(40,682)	(19,150)
Proceeds from sale of investment properties	32,820	—
Proceeds from property insurance	3,723	—
Performance guaranty payments	1,695	2,524
Net cash used in investing activities	$(330,937)	$(16,626)
Cash flows from financing activities:
Payoff of mortgage debt	(65,000)	(56,750)
Principal payments of mortgage debt	(3,093)	(4,888)
Principal payments on Corporate Credit Facility Term Loan	—	(150,000)
Payments on the Revolving Credit Facility	—	(163,093)
Proceeds from Senior Notes	—	500,000
Payment of loan fees and issuance costs	—	(10,233)
Repurchase of common shares	(1,878)	—
Redemption of Operating Partnership Units	—	(4,088)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(490)	(443)
Dividends and dividend equivalents	(54)	(54)
Net cash (used in) provided by financing activities	$(70,515)	$110,451
Net (decrease) increase in cash and cash equivalents and restricted cash	(243,558)	123,178
Cash and cash equivalents and restricted cash, at beginning of period	554,231	428,786
Cash and cash equivalents and restricted cash, at end of period	$310,673	$551,964

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$259,885	$517,464
Restricted cash	50,788	34,500
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$310,673	$551,964

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$59,898	$55,427
Cash paid for taxes	2,100	163

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,252	$206
Distributions Payable	11,660	—
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2022

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of September 30, 2022, the Company collectively owned 97.1% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 2.9% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and current and prior members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of September 30, 2022 and 2021, the Company owned 34 and 35 lodging properties, respectively.
Ongoing Recovery from COVID-19
The Company's hotel portfolio began to see improvements in leisure demand during the second half of 2020, a trend that accelerated in 2021 and has continued in 2022. During the first half of 2022, operations continued to improve including a continuation of strong leisure bookings, higher levels of business transient demand and improving group demand in certain markets. In the third quarter of 2022, while the Company experienced its typical seasonal decline in leisure demand it also saw a broader acceleration of business transient and group business particularly following the Labor Day holiday period.
Despite this improvement, there remains uncertainty regarding the pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature. Additionally, there has been increasing uncertainty regarding the broader economic environment as higher levels of inflation have persisted along with rising interest rates and increased concerns of a recession in the near term.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the SEC on March 1, 2022. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.

Reclassifications
Certain prior year amounts in these condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2022.
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
Risks and Uncertainties
As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of the Company's hotels had resumed operations by the end of May 2021. The Company's portfolio consists of luxury and upper upscale hotels and resorts, which generally offer restaurant and bar venues, large meeting facilities and event space, and amenities, including spas and golf courses, some of which had limited operations due to operating restrictions and staffing challenges. The Company continues to monitor the evolving situation and guidance from federal, state and local governmental and public health authorities and additional actions may be taken or required based on their recommendations and regulations in place. Under these circumstances, there may be developments that require further adjustments to operations.
The Company cannot predict with certainty the full extent and duration of the effects of the COVID-19 pandemic on its business, operating margins, results of operations, cash flows, financial condition, the market price of its common stock, its ability to make distributions to its shareholders, its access to equity and credit markets or its ability to service its indebtedness. Further, the Company continues to monitor and evaluate the challenges associated with inflationary pressures, rising interest rates, a potential domestic and/or global recession, the evolving workforce landscape, particularly related to industry-wide labor shortages and increases in cost of labor, as well as ongoing supply chain issues which may continue to impact the hotels' ability to source operating supplies and other materials. Additionally, the effects of the pandemic or other economic challenges could materially and adversely affect the Company's ability to consummate acquisitions and dispositions of hotel properties in the near term.
For the nine months ended September 30, 2022, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and San Diego, California markets that exceeded 10% of total revenues for the period then ended. For the nine months ended September 30, 2021, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona, San Diego, California and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.
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
Restricted Cash and Escrows
Restricted cash primarily relates to furniture, fixtures and equipment replacement reserves ("FF&E reserves") as required per the terms of the Company's management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance, capital spending reserves and, at times, disposition-related holdback escrows.
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
Involuntary Conversion
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. As a result, the Company recorded an impairment loss of $0.5 million for the three and nine months ended September 30, 2021, which represents the write off of the estimated historical cost, net of accumulated depreciation, of property damaged during the hurricane. Additionally, the Company expensed $1.0 million of hurricane-related repair and cleanup costs for the three and nine months ended September 30, 2021. In March 2022, the Company recorded additional hurricane-related repair and cleanup costs of $1.3 million. These amounts are included in impairment and other losses on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the three and nine months ended September 30, 2022, the Company recorded insurance proceeds related to damage sustained at Loews New Orleans Hotel during Hurricane Ida. These insurance proceeds were in excess of recognized losses and resulted in a gain on insurance recovery of $1.0 million and $3.6 million, respectively, for the three and nine months ended September 30, 2022, which are included in other income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company. During the three and nine months ended September 30, 2022, the Company recognized $1.5 million in business interruption insurance proceeds for a portion of lost income associated with cancellations at Loews New Orleans Hotel due to the impact of Hurricane Ida in August 2021 as well as $1.0 million in proceeds for lost income associated with cancellations for properties in Texas due to the impact of the Texas winter storms in February 2021. During the nine months ended September 30, 2021, the Company recognized $1.1 million in business interruption insurance proceeds for a portion of lost revenues associated with cancellations related to the COVID-19 pandemic. These amounts are included in gain on business interruption insurance on the condensed consolidated statements of operations and comprehensive income (loss) for the period then ended.
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
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), the operations for the investment properties held for sale are classified on the consolidated statement of operations and comprehensive income (loss) as discontinued operations for all periods presented.
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

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2022	September 30, 2022
Orlando, FL	$26,635	$99,780
Phoenix, AZ	17,382	78,974
San Diego, CA	28,937	74,998
Houston, TX	17,442	62,517
Dallas, TX	14,311	45,714
Atlanta, GA	15,636	42,333
Denver, CO	14,180	37,184
San Francisco/San Mateo, CA	13,369	35,658
Washington, DC-MD-VA	11,348	32,388
Nashville, TN	13,573	30,424
Other	67,855	194,496
Total	$240,668	$734,466

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2021	September 30, 2021
Orlando, FL	$19,269	$52,231
Phoenix, AZ	12,901	45,327
San Diego, CA	23,073	42,947
Houston, TX	15,117	42,639
Denver, CO	11,762	26,902
Atlanta, GA	10,868	24,861
Dallas, TX	9,284	20,726
Florida Keys	5,202	18,339
Washington, DC-MD-VA	7,672	17,081
Savannah, GA	5,832	15,525
Other	51,804	106,032
Total	$172,784	$412,610
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
The Company recorded the identifiable assets and liabilities, including intangible assets and liabilities, acquired in the asset acquisition at the acquisition date relative fair value, which is based on the total accumulated costs of the acquisition. The following represents the purchase price allocation of the hotel acquired during the nine months ended September 30, 2022 (in thousands):

September 30, 2022
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
The operating results of the hotel that was sold during the nine months ended September 30, 2022 are included in the Company's condensed consolidated financial statements as part of continuing operations as the disposition did not represent a strategic shift nor did it have a major impact on the Company's results of operations.
Held for Sale
In August 2022, the Company entered into an agreement to sell the 115-room Bohemian Hotel Celebration, Autograph Collection, in Celebration, Florida for a sale price of approximately $27.8 million and the buyer funded an at-risk deposit. The sale closed on October 20, 2022 for an estimated gain of approximately $12.6 million. Net cash proceeds from the sale, after transaction closing costs, were $25.5 million. The Company also retained the approximately $0.3 million balance in the FF&E reserve. As of September 30, 2022, the hotel's assets and liabilities were classified as held for sale on the condensed consolidated balance sheet for the period then ended.
In September 2022, the Company entered into an agreement to sell the 189-room Kimpton Hotel Monaco Denver in Denver, Colorado for a sale price of approximately $69.8 million. The buyer funded an at-risk deposit and the sale is subject to customary closing conditions and certain third-party approvals. The sale is expected to close in the fourth quarter of 2022. As of September 30, 2022, the hotel's assets and liabilities were classified as held for sale on the condensed consolidated balance sheet for the period then ended.

The following represents the major classes of assets and liabilities associated with assets held for sale as of September 30, 2022 (in thousands):

September 30, 2022
Land	$6,975
Buildings and other improvements	102,463
Total	$109,438
Less: accumulated depreciation	(41,463)
Net investment properties	$67,975
Accounts and rents receivable, net of allowance for doubtful accounts	368
Other assets	596
Total assets held for sale	$68,939

Accounts payable and accrued expenses	2,766
Other liabilities	766
Total liabilities associated with assets held for sale	$3,532
The operating results of the two hotels that were held for sale as of September 30, 2022 are included in the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, respectively.
5. Debt
Debt as of September 30, 2022 and December 31, 2021 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	September 30, 2022	December 31, 2021
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed (2)	4.45%		8/14/2024	$100,000	$100,000
Andaz Napa	Partially Fixed (3)	4.43%		9/13/2024	54,830	55,640
The Ritz-Carlton, Pentagon City	Fixed (4)	—%		—	—	65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	55,967	56,796
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	110,649	112,102
Total Mortgage Loans		4.52%	(5)		$321,446	$389,538
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Variable (6)	4.47%		9/13/2024	125,000	125,000
Revolving Credit Facility	Variable (7)	5.37%		2/28/2024	—	—
Total Corporate Credit Facilities					$125,000	$125,000
2020 Senior Notes $500M	Fixed	6.38%		8/15/2025	500,000	500,000
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)					(16,928)	(20,307)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.28%	(5)		$1,429,518	$1,494,231
(1)The rates shown represent the annual interest rates as of September 30, 2022. The variable index for the Renaissance Atlanta Waverly Hotel & Convention Center mortgage loan is daily SOFR and for the Andaz Napa mortgage loan is one-month LIBOR. The variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which is applicable for the value of all corporate credit facilities not subject to an interest rate hedge.
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
(5)Represents the weighted-average interest rate as of September 30, 2022.
(6)The spread to LIBOR may vary, as it is determined by the Company's leverage ratio. The applicable interest rate was set to the highest level of grid-based pricing during the covenant waiver period, however, with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022, the Company exited the covenant waiver period and the applicable interest rate has reverted to pricing based on the Company's leverage ratio.
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
Mortgage Loans
Of the total outstanding debt at September 30, 2022, none of the mortgage loans were recourse to the Company. As of September 30, 2022, the Company was not in compliance with its debt covenants on one mortgage loan which did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance. The mortgage loan agreements require contributions to be made to FF&E reserves. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants have been adjusted following the waiver periods.
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
As of September 30, 2022, there was no outstanding balance on the revolving credit facility. During the three and nine months ended September 30, 2022, the Company incurred unused commitment fees of approximately $0.3 million and $1.1 million, respectively, and did not incur interest expense. During the three and nine months ended September 30, 2021, the Company incurred unused commitment fees of approximately $0.4 million and $1.0 million, respectively, and interest expense of $1.9 million for the nine months ended September 30, 2021.
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
Debt Outstanding
Total debt outstanding as of September 30, 2022 and December 31, 2021 was $1,446 million and $1,515 million, respectively, and had a weighted-average interest rate of 5.28% and 5.18% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2022	Weighted- Average Interest Rate
2022	$1,356	4.65%
2023	5,537	4.65%
2024	280,275	4.45%
2025	503,512	6.36%
2026	54,380	4.53%
Thereafter	601,386	4.83%
Total Debt	$1,446,446	5.28%
Revolving Credit Facility (matures in 2024)	—	5.37%
Loan premiums, discounts and unamortized deferred financing costs, net	(16,928)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,429,518	5.28%
In connection with the repayment of one mortgage loan during the nine months ended September 30, 2022, the Company wrote off the related unamortized deferred financing costs of $0.3 million, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income (loss) for the period then ended.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of September 30, 2022, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt. During the nine months ended September 30, 2022, the Company terminated two interest rate swaps prior to their maturity and incurred swap termination costs of $1.6 million which is included in other income (loss) on the condensed consolidated statements of operations and comprehensive income (loss) for the period then ended.
Derivative instruments held by the Company with the right of offset in a net asset position were included in other assets on the condensed consolidated balance sheets.

The following table summarizes the terms of the derivative financial instruments held by the Company as of September 30, 2022 and December 31, 2021, respectively (in thousands):

						September 30, 2022		December 31, 2021
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	$50,000	$39	$50,000	$(591)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	20	25,000	(295)
Mortgage Debt	Swap	1.84%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	19	25,000	(297)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	25,000	20	25,000	(296)
$125M Term Loan	Swap	1.91%	1-Month LIBOR	10/13/2017	9/13/2022	—	—	40,000	(445)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	—	—	40,000	(446)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	—	—	25,000	(279)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	—	—	20,000	(223)
Mortgage Debt(1)	Swap	2.80%	1-Month LIBOR	6/1/2018	2/1/2023	—	—	24,000	(598)
Mortgage Debt(1)	Swap	2.89%	1-Month LIBOR	1/17/2019	2/1/2023	—	—	41,000	(1,061)
						$125,000	$98	$315,000	$(4,531)
(1)    The Company terminated two interest rate swaps prior to maturity in connection with the repayment of the mortgage loan collateralized by The Ritz-Carlton, Pentagon City in January 2022.
The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and nine months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Income (Loss):
Gain (loss) recognized in other comprehensive income (loss)	Unrealized gain (loss) on interest rate derivative instruments	$36	$(163)	$2,932	$2,389
(Loss) gain reclassified from accumulated other comprehensive income (loss) to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	$(147)	$1,598	$1,697	$5,999
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,583	$21,358	$61,474	$59,799
Realized loss on termination of derivative instruments	Other income (loss)	$—	$—	$(1,555)	$(2,779)
The Company expects approximately $0.1 million will be reclassified from accumulated other comprehensive income (loss) as a reduction to interest expense in the next 12 months.

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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair values is included in the condensed consolidated balance sheets as of as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurement Date
	September 30, 2022		December 31, 2021
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$98	$—	$—	$—
Other liabilities
Interest rate swaps(1)	$—	$—	$(4,531)	$—
Non-recurring measurements
Net investment properties
Kimpton Hotel Monaco Chicago	$—	$—	$34,093	$—
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
In June 2021, the Company concluded that it intended to sell the 352-room Marriott Charleston Town Center, in Charleston West Virginia and began marketing the property. Based on multiple bids from qualified buyers and ongoing price discussions, the Company expected the hotel to be sold for a price that was less than its net book value. As a result, for the three and six months ended June 30, 2021, the Company recorded an impairment loss of approximately $12.3 million. The Company subsequently recorded an additional impairment loss of $0.3 million for the three and nine months ended September 30, 2021 related to estimated closing costs. These impairment losses are included in impairment and other losses on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended. The sale closed in November 2021.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Corporate Credit Facility Term Loan	$446,446	$423,247	$514,538	$503,265
Senior Notes	1,000,000	904,698	1,000,000	1,055,323
Revolving Credit Facility	—	—	—	—
Total	$1,446,446	$1,327,945	$1,514,538	$1,558,588
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 6.19% and 5.23% per annum as of September 30, 2022 and December 31, 2021, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated the TRS income tax expense for the three and nine months ended September 30, 2022 using an estimated federal and state combined effective tax rate of 14.57% and recognized an income tax benefit of $1.0 million and income tax expense of $4.1 million, respectively.
The Company estimated the TRS income tax expense for the three and nine months ended September 30, 2021 using an estimated federal and state combined effective tax rate of 3.00% and recognized an income tax expense of $43 thousand and $0.4 million, respectively. The income tax expense for three and nine months ended September 30, 2021 was primarily attributed to state taxes levied on gross receipts.
9. Stockholders' Equity
Common Stock
The Company maintains an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets

Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, which was amended and upsized in May 2021, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2022 and 2021 and, as of September 30, 2022, $200 million of common stock remained available for issuance. As of September 30, 2022, and December 31, 2021, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $1.0 million and $0.7 million, respectively. These amounts will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the existing registration statement expires in August 2023.
The Board of Directors has authorized a stock repurchase program pursuant to which the Company is authorized to purchase up to $175 million of the Company’s outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. During the three and nine months ended September 30, 2022, 120,978 shares were repurchased under the Repurchase Program, at a weighted-average price of $15.52 per share for an aggregate purchase price of $1.9 million. No shares were purchased as part of the Repurchase Program during the nine months ended September 30, 2021. As of September 30, 2022, the Company had approximately $92.8 million remaining under its share repurchase authorization.
The Company was prohibited under the terms of the amended corporate credit facilities from making repurchases of the Company's common stock until the Company achieved compliance with applicable debt covenants and the Company's covenant waiver period ended. Those restrictions expired upon the Company exiting the covenant waiver period with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022.
Distributions
The Company declared the following dividends during the three and nine months ended September 30, 2022:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.10	September 30, 2022	September 30, 2022	October 14, 2022
The Company suspended its quarterly dividend beginning in the second quarter of 2020 through the second quarter of 2022 in order to preserve liquidity. The Company's ability to make distributions was limited by the provisions of the Company's amended corporate credit facilities. Those restrictions expired as a result of the Company exiting the covenant waiver period with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022.
Non-Controlling Interest of Common Units in Operating Partnership
As of September 30, 2022, the Operating Partnership had 3,427,285 LTIP Units outstanding, representing a 2.9% partnership interest held by the limited partners. Of the 3,427,285 LTIP Units outstanding at September 30, 2022, 1,098,691 units had vested and had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement of the Operating Partnership.
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
The following table reconciles net income (loss) attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$(1,663)	$(22,193)	$20,661	$(120,582)
Dividends paid on unvested share-based compensation	(119)	—	(119)	—
Undistributed earnings attributable to unvested share-based compensation	—	—	(19)	—
Net income (loss) available to common stockholders	$(1,782)	$(22,193)	$20,523	$(120,582)

Denominator:
Weighted-average shares outstanding - Basic	114,322,269	113,809,212	114,334,110	113,798,761
Effect of dilutive share-based compensation(1)	—	—	385,199	—
Weighted-average shares outstanding - Diluted	114,322,269	113,809,212	114,719,309	113,798,761

Basic and diluted income (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.01)	$(0.20)	$0.18	$(1.06)
(1)During the three months ended September 30, 2022, the Company excluded 351,892 anti-dilutive shares from its calculation of diluted earnings per share. During the three and nine months ended September 30, 2021, the Company excluded 580,479 and 563,820 anti-dilutive shares from its calculation of diluted earnings per share, respectively.
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
The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of September 30, 2022:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2021	261,727	1,500,317	1,762,044
Granted	148,303	959,813	1,108,116
Vested(2)	(103,895)	(131,536)	(235,431)
Forfeited	(8,894)	—	(8,894)
Unvested as of September 30, 2022	297,241	2,328,594	2,625,835
Weighted-average fair value of unvested shares/units	$14.96	$11.42	$11.82
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the nine months ended September 30, 2022 and 2021, 26,431 and 18,993 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of restricted stock units under the 2015 Incentive Award Plan.

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
For the three and nine months ended September 30, 2022, the Company recognized approximately $2.8 million and $7.8 million of share-based compensation expense (net of forfeitures) related to fully vested Restricted Stock Units and LTIP Units provided to its executive officers and certain corporate employees. In addition, for the nine months ended September 30, 2022, the Company recognized $0.8 million of share-based compensation expense related to grants to the Board of Directors and for the three and nine months ended September 30, 2022 capitalized approximately $0.1 million and $0.3 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of September 30, 2022, there was $15.0 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.78 additional years.
For the three and nine months ended September 30, 2021, the Company recognized approximately $2.9 million and $8.0 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, for the nine months ended September 30, 2021, the Company recognized $0.8 million of share-based compensation expense related to grants to the Board of Directors and for the three and nine months ended September 30, 2021 capitalized approximately $0.1 million and $0.5 million, respectively, related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the nine months ended September 30, 2022 (dollar amounts in thousands):

September 30, 2022
Weighted-average remaining lease term, including reasonably certain extension options(1)	20 years
Weighted-average discount rate	5.70%

ROU asset(2)	$18,934
Lease liability(3)	$20,143

Operating lease rent expense	$1,616
Variable lease costs	2,796
Total rent and variable lease costs	$4,412
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of September 30, 2022.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of September 30, 2022.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of September 30, 2022 (in thousands):

Year Ending December 31, 2022
2022 (excluding the nine months ended September 30, 2022)	$533
2023	2,142
2024	2,157
2025	2,172
2026	2,188
Thereafter	26,648
Total undiscounted lease payments	$35,840
Less imputed interest	(15,697)
Lease liability(1)	$20,143
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of September 30, 2022.
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
Management agreements for brand-managed hotels have terms generally ranging from 5 to 32 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is 25 years. Management agreements for franchised hotels generally contain initial terms between 10 and 18 years with an average remaining initial term of approximately four years.
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
For the three and nine months ended September 30, 2022, the Company incurred management and franchise fee expenses of $9.1 million and $27.8 million, respectively, and for the three and nine months ended September 30, 2021 incurred expenses of $6.0 million and $15.0 million respectively, which are included on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2022 and December 31, 2021, the Company had a balance of $42.7 million and $29.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
Renovation and Construction Commitments
As of September 30, 2022, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of September 30, 2022 totaled $10.7 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
13. Subsequent Events
In August 2022, the Company entered into an agreement to sell the 115-room Bohemian Hotel Celebration, Autograph Collection, in Celebration, Florida for a sale price of approximately $27.8 million and the buyer funded an at-risk deposit. The sale closed on October 20, 2022 for an estimated gain of approximately $12.6 million. Net cash proceeds from the sale, after transaction closing costs, were $25.5 million. The Company also retained the approximately $0.3 million balance in the FF&E reserve.
In October 2022, 415,434 shares were repurchased under the Repurchase Program, at a weighted-average price of $15.18 per share for an aggregate purchase price of $6.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the ongoing impact of the COVID-19 recovery and other macroeconomic factors, including inflation, rising interest rates and increased concerns over a near-term recession, on our business, including on the demand for travel (including leisure travel and transient and group business travel), capital expenditures, supply chain issues, the ability to consummate acquisitions and dispositions of hotel properties, liquidity, staffing and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; the short- and longer-term effects of the COVID-19 pandemic, including on the demand for travel (including leisure travel and transient and group business travel), and levels of consumer confidence; actions that governments, businesses, and individuals take in response to the COVID-19 pandemic or any resurgence of the disease or its variants, including limiting or banning travel and implementation of social distancing requirements; the impact of the COVID-19 pandemic, and actions taken in response to the COVID-19 pandemic or any resurgence of the disease or its variants, on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on staffing levels, impacts to supply chains, and consumer discretionary spending; the broad distribution of COVID-19 vaccines and boosters and wide acceptance by the general population of such vaccines and boosters; the effectiveness of the vaccines and boosters; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic including labor shortages; the pace of recovery following the COVID-19 pandemic or any resurgence of the disease or its variants; COVID-19 may cause us to incur additional expenses; our ability to successfully negotiate amendments and covenant waivers under our indebtedness; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; difficulties in procuring required products caused by supply chain disruptions; macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities, including inflation; contraction in the U.S. and/or global economy or low levels of economic growth; inflationary pressures which increases our labor and other costs of providing services to guests and meeting hotel brand standards, as well as costs related to construction and other capital expenditures, increases in interest rates, property and other taxes, and insurance which could result in reduced operating profit margins; levels of spending in business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; decreased demand for business travel due to technological advancements and preferences for virtual over in-person meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, and natural disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws (including increases in minimum wages); loss of our senior management team or key corporate personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt on terms and at times that are acceptable to us; changes in interest rates and operating costs, including labor and service related costs; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, the physical effects of climate change, civil unrest, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on top 25 lodging as well as key leisure destinations in the United States. As of September 30, 2022, we owned 34 hotels, comprising 9,812 rooms, across 14 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton, The Kessler Collection and Davidson.
Ongoing Impact of and Recovery from COVID-19
The onset and global spread of the COVID-19 pandemic led federal, state and local governments in the United States to impose measures intended to control its spread, including restrictions on freedom of movement and business operations, and also to implement multi-step phased policies of re-opening regions of the country. The effects of the COVID-19 pandemic on the hotel industry were significant and unprecedented.
Our hotel portfolio began to see improvements in leisure demand during the second half of 2020, a trend that accelerated in 2021 and has continued in 2022. During the first half of 2022, operations continued to improve including a continuation of strong leisure bookings, higher levels of business transient demand and improving group demand in certain markets resulting in total portfolio ADR climbing above 2019 levels for the comparable period. In the third quarter of 2022, while we experienced our typical seasonal decline in leisure demand, we also saw a broader acceleration of business transient and group business particularly following the Labor Day holiday period. Despite this improvement, there remains uncertainty regarding the pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 2.6% during the third quarter of 2022, according to the U.S. Department of Commerce, compared to the decrease in annual rate growth trend from the first and second quarters of 2022 of 1.4% and 0.9%, respectively. The increase during the third quarter reflected increases in exports, consumer spending, nonresidential fixed investment, federal government spending, and state and local government spending that were partially offset by decreases in residential fixed investment, private inventory investments and imports. In addition, the unemployment rate fell to 3.5% in September from 3.6% in June and March. The unemployment rate has declined considerably from the April 2020 high of 14.7%.
The U.S. lodging industry was more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the U.S. economy which is largely due to the persistence of the COVID-19 pandemic and its variants and sentiment towards business and leisure travel as a result of the pandemic. While the U.S. lodging industry has rebounded significantly, we believe there remains room for additional growth, particularly for upper upscale and luxury hotels. Further, we continue to monitor and evaluate the challenges associated with inflationary pressures and rising interest rates, the evolving workforce landscape, as well as ongoing supply chain issues which may continue to impact the hotels' ability to source operating supplies and other materials.
Demand increased 5.6% and 13.4%, respectively, during the three and nine months ended September 30, 2022. New hotel supply increased by 1.1% and 2.4%, respectively, during the same period. The increase in demand led to increases in industry RevPAR of 16.6% and 34.9% for the three and nine months ended September 30, 2022 compared to 2021, which was driven by an increase in occupancy of 4.5% and 10.8% coupled with an 11.6% and 21.8% increase in ADR, respectively. All U.S. data for the three and nine months ended September 30, 2022 are per industry reports.

Third Quarter 2022 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 32.5% and 70.6% to $157.91 and $162.69 for the three and nine months ended September 30, 2022 compared to $119.17 and $95.35 for the three and nine months ended September 30, 2021, respectively. The increase in our total portfolio RevPAR for the three and nine months ended September 30, 2022 compared to the same period in 2021 was driven by increases in leisure transient business and improving business transient and corporate group demand.
Net loss decreased 92.5% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was primarily attributed to an increase in operating income of $15.8 million from the 33-comparable hotels owned during the three months ended September 30, 2022 and 2021 as a result of the ongoing recovery from the COVID-19 pandemic, a $2.5 million increase in gain on business interruption insurance, a $1.8 million reduction in impairment and other losses, an increase in other income of $1.6 million in 2022 compared to 2021 primarily from insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida, a $1.0 million income tax benefit and a $0.8 million reduction in interest expense. These increases were partially offset by a $1.5 million increase in corporate general and administrative expenses and a $0.9 million decrease in operating income attributed to the acquisition of W Nashville.
Net income increased 117.3% for the nine months ended September 30, 2022 compared to net loss in nine months ended September 30, 2021, which was primarily attributed to an increase in operating income of $131.1 million from the 33-comparable hotels owned during the nine months ended September 30, 2022 and 2021 as a result of the ongoing recovery from the COVID-19 pandemic, an $12.8 million reduction in impairment and other losses, other income of $2.7 million in 2022 from insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida compared to other loss of $2.5 million in 2021 from the termination of four interest rate hedges, a $1.4 million increase in gain on business interruption insurance, a $1.1 million reduction in operating loss attributed to the sale of hotels in November 2021 and January 2022, a $1.1 million reduction in loss on extinguishment of debt and a $0.9 million increase in operating income attributed to the acquisition of W Nashville. These increases were partially offset by a $3.8 million increase in income tax expense, a $3.4 million increase in corporate general and administrative expenses and a $1.7 million increase in interest expense primarily attributed to a higher weighted-average interest rate.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2022 increased 52.1% and 225.4%, and 132.9% and 3,561.3%, respectively, compared to three and nine months ended September 30, 2021, which was attributable to the extent and timing of the impact of and recovery from the COVID-19 pandemic on our results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income (loss) attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and nine months ended September 30, 2022 and 2021:

					Nine Months Ended September 30,
					2022	2021		Change
Number of properties at January 1					34	35		(1)
Properties acquired					1	—		1
Properties disposed					(1)	—		(1)
Number of properties at September 30					34	35		(1)

Number of rooms at January 1					9,659	10,011		(352)
Rooms in properties acquired					346	—		346
Rooms in properties disposed(1)					(193)	—		(193)
Number of rooms at September 30					9,812	10,011		(199)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Increase		2022	2021		Increase
Total Portfolio Statistics:
Occupancy(2)	63.4%	53.7%	970	bps	63.0%	45.2%	1,780	bps
ADR(2)	$249.02	$221.91	12.2%		$258.05	$211.13		22.2%
RevPAR(2)	$157.91	$119.17	32.5%		$162.69	$95.35		70.6%
(1)    During the nine months ended September 30, 2022, the Company disposed of one hotel with 191 rooms and reduced the room count by two at Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch.
(2)    For hotels acquired during the applicable period, includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are included through the date of the respective disposition. The nine months ended September 30, 2021 includes hotels that had suspended operations for a portion of the period presented.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Increase	% Change	2022	2021	Increase	% Change
Revenues:
Rooms revenues	$142,604	$109,753	$32,851	29.9%	$431,382	$260,594	$170,788	65.5%
Food and beverage revenues	76,153	44,004	32,149	73.1%	240,669	105,739	134,930	127.6%
Other revenues	21,911	19,027	2,884	15.2%	62,415	46,277	16,138	34.9%
Total revenues	$240,668	$172,784	$67,884	39.3%	$734,466	$412,610	$321,856	78.0%
Rooms revenues
Rooms revenues increased by $32.9 million, or 29.9%, to $142.6 million for the three months ended September 30, 2022 from $109.8 million for the three months ended September 30, 2021 primarily due to increases in occupancy and ADR due to the ongoing recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in rooms revenue by $7.1 million. The increase is net of a reduction of $4.0 million attributed to the sale of Marriott Charleston Town Center in November 2021 and Kimpton Hotel Monaco Chicago in January 2022 (collectively, "the hotels sold in November 2021 and January 2022").

Rooms revenues increased by $170.8 million, or 65.5%, to $431.4 million for the nine months ended September 30, 2022 from $260.6 million for the nine months ended September 30, 2021 primarily due to increases in occupancy and ADR due to the ongoing recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in rooms revenue by $16.2 million. This increase is net of a reduction of $8.1 million attributed to the hotels sold in November 2021 and January 2022.
Food and beverage revenues
Food and beverage revenues increased by $32.1 million, or 73.1%, to $76.2 million for the three months ended September 30, 2022 from $44.0 million for the three months ended September 30, 2021 primarily due to increases in occupancy due to the ongoing recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in food and beverage revenue by $5.7 million. This increase is net of a reduction of $1.1 million attributed to the hotels sold in November 2021 and January 2022.
Food and beverage revenues increased by $134.9 million, or 127.6%, to $240.7 million for the nine months ended September 30, 2022 from $105.7 million for the nine months ended September 30, 2021 primarily due to increases in occupancy due to the ongoing recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in food and beverage revenue by $12.8 million. This increase is net of a reduction of $1.9 million in food and beverage revenues attributed to the hotels sold in November 2021 and January 2022.
Other revenues
Other revenues increased by $2.9 million, or 15.2%, to $21.9 million for the three months ended September 30, 2022 from $19.0 million for the three months ended September 30, 2021 primarily due to the ongoing recovery from the COVID-19 pandemic. This increase includes $1.0 million in additional revenues from attrition as well as $0.8 million attributed to the acquisition of W Nashville in March 2022. These increases are net of a reduction of $0.3 million attributed to the hotels sold in November 2021 and January 2022.
Other revenues increased by $16.1 million, or 34.9%, to $62.4 million for the nine months ended September 30, 2022 from $46.3 million for the nine months ended September 30, 2021 primarily due to the ongoing recovery from the COVID-19 pandemic. This increase includes $6.0 million in additional revenues from cancellations and attrition as well as $1.4 million attributed to the acquisition of W Nashville in March 2022. These increases are net of a reduction of $0.7 million attributed to the hotels sold in November 2021 and January 2022.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Increase	% Change	2022	2021	Increase	% Change
Hotel operating expenses:
Rooms expenses	$36,163	$27,099	$9,064	33.4%	$101,803	$65,024	$36,779	56.6%
Food and beverage expenses	55,888	33,764	22,124	65.5%	161,796	80,534	81,262	100.9%
Other direct expenses	6,155	5,059	1,096	21.7%	17,815	12,993	4,822	37.1%
Other indirect expenses	64,590	50,902	13,688	26.9%	181,509	132,276	49,233	37.2%
Management and franchise fees	9,083	6,025	3,058	50.8%	27,758	15,009	12,749	84.9%
Total hotel operating expenses	$171,879	$122,849	$49,030	39.9%	$490,681	$305,836	$184,845	60.4%

Total hotel operating expenses
In general, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $49.0 million, or 39.9%, to $171.9 million for the three months ended September 30, 2022 from $122.8 million for the three months ended September 30, 2021 primarily due to increases in occupancy and other related operating costs due to the ongoing recovery from the COVID-19 pandemic. Additionally, W Nashville contributed to the increase in hotel operating expenses by $10.0 million. The increase in total hotel operating expenses is net of a reduction of $4.2 million attributed to the hotels sold in November 2021 and January 2022.
Total hotel operating expenses increased $184.8 million, or 60.4%, to $490.7 million for the nine months ended September 30, 2022 from $305.8 million for the nine months ended September 30, 2021 primarily due to increases in occupancy and other related operating costs due to the ongoing recovery from the COVID-19 pandemic. Additionally, W Nashville contributed to the increase in hotel operating expenses by $20.7 million. The increase in total hotel operating expenses is net of a reduction of $9.5 million attributed to the hotels sold in November 2021 and January 2022.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Increase / (Decrease)	% Change	2022	2021	Increase / (Decrease)	% Change
Depreciation and amortization	$34,311	$32,076	$2,235	7.0%	$99,127	$98,281	$846	0.9%
Real estate taxes, personal property taxes and insurance	11,228	9,731	1,497	15.4%	33,452	31,268	2,184	7.0%
Ground lease expense	685	405	280	69.1%	2,035	1,187	848	71.4%
General and administrative expenses	8,972	7,466	1,506	20.2%	25,841	22,484	3,357	14.9%
Gain on business interruption insurance	(2,487)	—	(2,487)	—%	(2,487)	(1,116)	(1,371)	(122.8)%
Impairment and other losses	—	1,759	(1,759)	(100.0)%	1,278	14,072	(12,794)	(90.9)%
Total corporate and other expenses	$52,709	$51,437	$1,272	2.5%	$159,246	$166,176	$(6,930)	(4.2)%
Depreciation and amortization
Depreciation and amortization expense increased $2.2 million, or 7.0%, and $0.8 million, or 0.9%, to $34.3 million and $99.1 million for the three and nine months ended September 30, 2022 from $32.1 million and $98.3 million for the three and nine months ended September 30, 2021. This increase was primarily attributed to the acquisition of W Nashville in March 2022, partially offset by reduction attributed to the timing of fully depreciated assets during the comparable periods and a reduction in depreciation expense related to the hotels sold in November 2021 and January 2022.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $1.5 million, or 15.4%, and $2.2 million, or 7.0%, to $11.2 million and $33.5 million for the three and nine months ended September 30, 2022 from $9.7 million and $31.3 million for the three and nine months ended September 30, 2021. This year-to-date increase was primarily attributed to increases in insurance premiums of $2.3 million, $1.8 million attributed for the acquisition of W Nashville in March 2022 and a $1.5 million non-recurring property tax refund received in 2021. These increases were partially offset by a $2.0 million reduction in real estate taxes and a $1.2 million reduction related to the hotels sold in November 2021 and January 2022.

Ground lease expense
Ground lease expense increased $0.3 million, or 69.1%, and $0.8 million, or 71.4%, to $0.7 million and $2.0 million for the three and nine months ended September 30, 2022 from $0.4 million and $1.2 million for the three and nine months ended September 30, 2021. The increase was primarily attributable to an increase in percentage rent in 2022, which is based on revenues at certain hotels with ground leases, compared to 2021.
General and administrative expenses
General and administrative expenses increased $1.5 million, or 20.2% and $3.4 million, or 14.9%, to $9.0 million and $25.8 million for the three and nine months ended September 30, 2022 from $7.5 million and $22.5 million for the three and nine months ended September 30, 2021 primarily due to increases in employee-related expenses.
Gain on business interruption insurance
Gain on business interruption insurance was $2.5 million for the three and nine months ended September 30, 2022, which was attributed to $1.5 million in insurance proceeds for a portion of lost income associated with cancellations at Loews New Orleans Hotel due to the impact of Hurricane Ida in August 2021 as well as $1.0 million in proceeds for lost income associated with cancellations for properties in Texas due to the impact of the Texas winter storms in February 2021. Gain on business interruption insurance was $1.1 million for the nine months ended September 30, 2021, which was attributed to insurance proceeds for a portion of lost revenue associated with cancellations related to the COVID-19 pandemic.
Impairment and other losses
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the nine months ended September 30, 2022, the Company expensed additional hurricane-related repair and cleanup costs of $1.3 million.
During the three and six months ended June 30, 2021, the Company concluded that it intended to sell the 352-room Marriott Charleston Town Center, in Charleston, West Virginia and began marketing the property. Based on multiple bids from qualified buyers and ongoing price discussions, the Company expected the hotel to be sold for a price that was less than its net book value. As a result, an impairment loss of approximately $12.3 million was recorded for the three and six months ended June 30, 2021. The Company subsequently recorded an additional impairment loss of $0.3 million for the three and nine months ended September 30, 2021 related to estimated closing costs. In addition, during the three and nine months ended September 30, 2021, the Company recorded an impairment loss of $0.5 million related to Loews New Orleans Hotel which sustained damage from Hurricane Ida and expensed $1.0 million of hurricane-related repair and cleanup costs.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Increase / (Decrease)	% Change	2022	2021	Increase / (Decrease)	% Change
Non-operating income and expenses:
Other income (loss)	$1,767	$186	1,581	850.0%	2,671	(2,503)	5,174	206.7%
Interest expense	(20,583)	(21,358)	(775)	(3.6)%	(61,474)	(59,799)	1,675	2.8%
Loss on extinguishment of debt	—	—	—	—%	(294)	(1,356)	1,062	78.3%
Income tax benefit (expense)	1,029	(43)	1,072	2,493.0%	(4,148)	(377)	(3,771)	(1,000.3)%
Other income (loss)
Other income increased $1.6 million, or 850.0%, and $5.2 million, or 206.7%, to $1.8 million and $2.7 million for the three and nine months ended September 30, 2022 from income of $0.2 million and a loss of $2.5 million for the three and nine months ended September 30, 2021. The increase was primarily attributed to a gain of $1.0 million and $3.6 million from insurance proceeds settlements in excess of recognized losses associated with hurricane-related damage at Loews New Orleans Hotel as well as increased interest income of $0.6 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, offset by $1.6 million of costs associated with the termination of two interest rate hedges for the nine months ended September 30, 2022. Additionally, there were $2.8 million of costs associated with the termination of four interest rate hedges for the nine months ended September 30, 2021.
Interest expense
Interest expense decreased $0.8 million, or 3.6%, to $20.6 million for the three months ended September 30, 2022 from $21.4 million for the three months ended September 30, 2021. The decrease was primarily due to the payoff of one mortgage loan in January 2022, a reduction in interest payments to swap counterparties and a reduced spread on credit facility interest based on a pricing grid with the delivery of compliance certificates under the corporate credit facilities. This decrease was partially offset by rising interest rates on variable rate debt.
Interest expense increased $1.7 million, or 2.8%, to $61.5 million for the nine months ended September 30, 2022 from $59.8 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in the weighted-average interest rate, partially offset by a decrease in the outstanding debt as of September 30, 2022 compared to 2021. Refer to Note 5 in the accompanying condensed consolidated financial statements for further discussion.
Loss on extinguishment of debt
The loss on extinguishment of debt of $0.3 million for the nine months ended September 30, 2022 was attributable to the write-off of unamortized debt issuance costs upon the early repayment of one mortgage loan. The loss on extinguishment of debt of $1.4 million for the three and nine months ended September 30, 2021 was attributable to the write off of unamortized debt issuance costs upon the early repayment of the corporate credit facility term loan that was due to mature in August 2023 and one mortgage loan.
Income tax benefit (expense)
Income tax benefit increased $1.1 million, or 2,493.0%, to $1.0 million for the three months ended September 30, 2022 from income tax expense of $43 thousand for the three months September 30, 2021 and income tax expense increased $3.8 million, or 1,000.3%, to $4.1 million for the nine months ended September 30, 2022 from $0.4 million for the nine months ended September 30, 2021. The increase from prior year was primarily attributed to higher projected taxable income related to the recovery from the COVID-19 pandemic and the acquisition of W Nashville in March 2022 coupled with an increase in the effective tax rate for the first three quarters of 2022 compared to 2021. These increases were partially offset by the use of federal and state net operating loss carryforwards.
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
In 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S. Any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could have an uncertain impact on our cost of funds, our receipts or payments under agreements that rely on LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows. We are currently monitoring and evaluating the related risks in connection with transitioning contracts to SOFR or a new alternative rate, including resulting value transfer that may occur.

Liquidity
As of September 30, 2022, we had $259.9 million of consolidated cash and cash equivalents and $50.8 million of restricted cash and escrows. The restricted cash as of September 30, 2022 primarily consisted of $42.7 million related to FF&E reserves as required per the terms of our management and franchise agreements, cash held in restricted escrows of $4.7 million primarily for real estate taxes and mortgage escrows and $3.4 million in deposits made for capital projects.
As of September 30, 2022, there was no outstanding balance on our revolving credit facility and the full $450 million is available to be borrowed. Proceeds from future borrowings may be used for working capital, general corporate or other purposes permitted by the amended revolving credit agreement.
In May 2021, we upsized the ATM Agreement and, as a result, we had $200 million available for sale under the ATM Agreement as of September 30, 2022. The terms of the amended revolving credit facility imposed restrictions on the use of proceeds raised from equity issuances, however those restrictions expired as a result of the Company exiting the covenant waiver period with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022.
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
Debt and Loan Covenants
As of September 30, 2022, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.28%.
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
Debt Covenants
As of September 30, 2022, we were not in compliance with its debt covenants on one mortgage loan which did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the property into a separate bank account that they control, which may be used to reduce the outstanding loan balance.
Derivatives
As of September 30, 2022, we had four interest rate swaps with an aggregate notional amount of $125.0 million. These swaps fix a portion of the variable interest rate on two of our mortgage loans for a portion of the term of each respective mortgage loan. Our remaining interest rate swaps expired in October 2022 which increases our exposure to rising interest rates. In addition, two interest rate swaps were terminated in January 2022 in connection with the repayment of a $65.0 million mortgage loan.
Capital Markets
We maintain an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, which was amended and upsized in May 2021, we may from time to time offer and sell shares of our common stock having an aggregate offering price up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2022 and, as of September 30, 2022, $200 million of common stock remained available for issuance.
Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to purchase up to $175 million of our outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares. During the three and nine months ended September 30, 2022, 120,978 shares were repurchased under the Repurchase Program, at a weighted-average price of $15.52 per share for an aggregate purchase price of $1.9 million. No shares were purchased as part of the Repurchase Program during the nine months ended September 30, 2021. As of September 30, 2022, we had approximately $92.8 million remaining under our share repurchase authorization.
The terms of our amended corporate credit facilities prohibited us from making repurchases of our common stock until we achieved compliance with applicable debt covenants, however, these restrictions expired as a result of our exit from the covenant waiver period with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022.
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
As of September 30, 2022 and December 31, 2021, we had a total of $42.7 million and $29.3 million, respectively, of FF&E reserves. During the three and nine months ended September 30, 2022 we made total capital expenditures of $18.8 million and $40.7 million, respectively, and during the three and nine months ended September 30, 2021, we made total capital expenditures of $7.3 million and $19.2 million, respectively.

Off-Balance Sheet Arrangements
As of September 30, 2022, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of September 30, 2022 totaled $10.7 million.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowing under debt financings, including draws on our revolving credit facility, and from various types of equity offerings or the sale of our hotels. As a result of the impact the COVID-19 pandemic has had on our business, along with rising rates of inflation and interest rates and implications of a potential recession and related market impacts, certain sources of capital may not be as readily available to us as they have been historically or may come at higher costs. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program.
Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$157,894	$29,353
Net cash used in investing activities	(330,937)	(16,626)
Net cash (used in) provided by financing activities	(70,515)	110,451
Net (decrease) increase in cash and cash equivalents and restricted cash	$(243,558)	$123,178
Cash and cash equivalents and restricted cash, at beginning of period	554,231	428,786
Cash and cash equivalents and restricted cash, at end of period	$310,673	$551,964
Operating
•Cash provided by operating activities was $157.9 million and $29.4 million for the nine months ended September 30, 2022 and 2021, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase in cash from operating activities during the nine months ended September 30, 2022 was primarily due to an increase in hotel operating income attributed to a recovery from the impact of the COVID-19 pandemic and the acquisition of W Nashville in March 2022, net of reductions from the hotels sold in November 2021 and January 2022. Refer to the "Results of Operations" section for further discussion of our operating results for the three and nine months ended September 30, 2022 and 2021.
Investing
•Cash used in investing activities was $330.9 million and $16.6 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in investing activities for the nine months ended September 30, 2022 was attributed to $328.5 million for the acquisition of W Nashville and $40.7 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $32.8 million from the disposition of Kimpton Hotel Monaco Chicago, $3.7 million of proceeds from property insurance and $1.7 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the nine months ended September 30, 2021 was attributed to $19.2 million in capital improvements at our hotel properties, which was partially offset by $2.5 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $70.5 million and cash provided by financing activities was $110.5 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in financing activities for the nine months ended September 30, 2022 was attributed the repayment of mortgage debt totaling $65.0 million, principal payments of mortgage debt totaling $3.1 million, the repurchase of common stock totaling $1.9 million and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.5 million. Cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributed $500.0 million in proceeds from the issuance of the 2021 Senior Notes, offset by the repayment of the revolving credit facility of $163.1 million, the repayment of one corporate credit facility term loan totaling $150.0 million, the repayment of mortgage debt totaling $56.8 million, payment of loan fees and issuance costs of $10.2 million, principal payments of mortgage debt totaling $4.9 million, redemption of Operating Partnership Units for common stock and cash of $4.1 million, and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million.
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
The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,707)	$(22,717)	$21,294	$(123,437)
Adjustments:
Interest expense	20,583	21,358	61,474	59,799
Income tax expense (benefit)	(1,029)	43	4,148	377
Depreciation and amortization	34,311	32,076	99,127	98,281
EBITDA	$52,158	$30,760	$186,043	$35,020
Impairment of investment properties(1)	—	759	—	13,072
EBITDAre	$52,158	$31,519	$186,043	$48,092

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(105)	$(104)	$(311)	$(306)
Gain on insurance recoveries(2)	(1,037)	—	(3,550)	—
Loss on extinguishment of debt	—	—	294	1,356
Amortization of share-based compensation expense	2,813	2,875	8,598	8,813
Non-cash ground rent and straight-line rent expense	3	33	35	84
Other non-recurring expenses(3)	4	1,068	1,296	1,092
Adjusted EBITDAre attributable to common stock and unit holders	$53,836	$35,391	$192,405	$59,131
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
(2)     During the three and nine months ended September 30, 2022, the Company recorded $1.0 million and $3.6 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income (loss) on the condensed consolidated statement of operations and comprehensive income (loss) for the periods then ended.
(3)    During the nine months ended September 30, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million and during the three and nine months ended September 30, 2021, the Company recorded estimated hurricane-related repair and cleanup costs of $1.0 million. These amounts are included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income (loss) for the period then ended.
The following is a reconciliation of net income (loss) to FFO and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(1,707)	$(22,717)	$21,294	$(123,437)
Adjustments:
Depreciation and amortization related to investment properties	34,206	31,972	98,816	97,975
Impairment of investment properties(1)	—	759	—	13,072
FFO attributable to common stock and unit holders	$32,499	$10,014	$120,110	$(12,390)

Reconciliation to Adjusted FFO
Gain on insurance recoveries(2)	$(1,037)	$—	$(3,550)	$—
Loss on extinguishment of debt	—	—	294	1,356
Loan related costs, net of adjustment related to non-controlling interests(3)	1,308	1,291	3,925	4,615
Amortization of share-based compensation expense	2,813	2,875	8,598	8,813
Non-cash ground rent and straight-line rent expense	3	33	35	84
Other non-recurring expenses(4)	4	1,068	1,296	1,092
Adjusted FFO attributable to common stock and unit holders	$35,590	$15,281	$130,708	$3,570
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
(2)     During the three and nine months ended September 30, 2022, the Company recorded $1.0 million and $3.6 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income (loss) on the condensed consolidated statement of operations and comprehensive income (loss) for the periods then ended.
(3)     Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.
(4)     During the nine months ended September 30, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million and during the three and nine months ended September 30, 2021, the Company recorded estimated hurricane-related repair and cleanup costs of $1.0 million. These amounts are included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income (loss) for the period then ended.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of September 30, 2022 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $1.5 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2021 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $0.3 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next two years are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken steps to reduce our variable rate debt exposure by paying off property-level mortgage debt and entering into various interest rate swap agreements to hedge the interest rate exposure risk related to several variable rate loans. Our interest rate swaps expired in October 2022 which increases our exposure to rising interest rates. Refer to Note 5 in the accompanying condensed consolidated financial statements included herein, for our debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 6 in the accompanying condensed consolidated financial statements for more information on our interest rate swap derivatives.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2022, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$1,086	$4,457	$126,795	$503,512	$54,380	$601,386	$1,291,616	$1,176,754
Variable rate debt	270	1,080	153,480	—	—	—	154,830	151,191
Total	$1,356	$5,537	$280,275	$503,512	$54,380	$601,386	$1,446,446	$1,327,945
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.55%	4.55%	4.41%	6.36%	4.53%	4.83%	5.36%	6.08%
Variable rate debt	5.04%	5.04%	4.57%	—%	—%	—%	4.58%	7.07%
(1)    Excludes net mortgage loan premiums, discounts and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of September 30, 2022.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Share Repurchase Program during the period ended September 30, 2022:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
July 1 to July 31, 2022	—	$—	—	$94,657
August 1 to August 31, 2022	—	$—	—	$94,657
September 1 to September 31, 2022	120,978	$15.52	120,978	$92,779
Total	120,978	$15.52	120,978

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On and effective as of October 31, 2022, our Board of Directors adopted the Third Amended and Restated Bylaws (the "Bylaws") to, among other things:
•Enhance procedural mechanics and disclosure requirements in connection with stockholder nominations of directors made in connection with annual and special meetings of stockholders, including, without limitation, as follows:

•Addressing matters relating to Rule 14a-19 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (e.g., by clarifying that (i) the Company will disregard any proxy authority granted in favor of (or voted in favor of) nominees submitted by stockholders if the stockholder does not comply with Rule 14a-19; and (ii) stockholders must also comply with the requirements to provide notices required under Rule 14a-19 in timely manner and deliver reasonable evidence Rule 14a-19 requirements have been met);

•Requiring proposed nominees to provide certain certifications to the Company, including that the proposed nominee agrees to serve on the Board if elected and will notify that Company if the proposed nominee becomes unwilling or unable to serve; and

•Prohibiting a stockholder from nominating more individuals than there are directors to be elected and prohibiting the substitution or replacement of a proposed nominee following the expiration of the applicable deadline

•Make various other updates to the provisions governing stockholder meetings.

The foregoing summary of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended, a copy of which is filed as Exhibit 3.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

3.6*	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

November 2, 2022

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)