Form 10-K
period 2022-12-31
Xenia Hotels & Resorts, Inc.
filed 2023-03-02
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the 113,569,881 shares of common stock held by non-affiliates of the registrant was approximately $1.65 billion based on the closing price of the New York Stock Exchange for such common stock as of June 30, 2022.
As of February 28, 2023, there were 111,481,129 shares of the registrant's common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be held on May 16, 2023, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2022 FORM 10-K ANNUAL REPORT
- i -

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements include statements about Xenia Hotels & Resorts, Inc.’s ("Xenia") plans, objectives, strategies, financial performance and outlook, trends, the short- and longer-term effects of the COVID-19 pandemic, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I-Item 1A. Risk Factors" and "Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and the risks and uncertainties related to the following:
•general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth;
•macroeconomic and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities;
•inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures, property and other taxes, and insurance which could result in reduced operating profit margins;
•the pace and evenness of recovery following the COVID-19 pandemic and the long-term effects of the pandemic, COVID-19 variants or any future resurgence, including with respect to global and regional economic activity, travel limitations or bans, the demand for travel, levels of spending in transient or group business and leisure segments, and levels of consumer confidence;
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
- ii -

•changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors, and online travel agencies and changes in the markets where we own hotels;
•events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters;
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
•uninsured or underinsured losses, including those relating to weather and climate-related events, natural disasters, civil unrest, terrorism or cyber-attacks and the physical effects and transition-related impacts of climate change;
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
•adverse litigation judgments or settlements or regulatory proceedings;
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
•"top 25 lodging markets" refers to the top 25 lodging markets in the United States as defined by STR;
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
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of December 31, 2022, the Company collectively owned 97.0% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 3.0% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of December 31, 2022, the Company owned 32 lodging properties with a total of 9,508 rooms.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida, 32801, and our telephone number is (407) 246-8100. The Company’s website is www.xeniareit.com. The information contained on our website, or that can be accessed through our website, neither constitutes part of this Annual Report on Form 10-K nor is incorporated by reference herein.
The following chart shows our structure as of December 31, 2022:
(1)Ownership percentages include vested and unvested LTIP partnership units which may or may not vest based on the passage of time and meeting certain market-based performance objectives.

Ongoing Recovery from COVID-19
Our hotel portfolio experienced a broad-based recovery from COVID-19 during 2022 with a continuation of strong leisure bookings and an acceleration of business transient and group demand. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
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
As of December 31, 2022, we had a total of $365.9 million of cash on hand, including $60.8 million of restricted cash primarily set aside to maintain our hotels. Our weighted-average debt maturity as of December 31, 2022 was 2.8 years for our mortgage loans, 4.2 years for our corporate credit facility term loan, the Senior Notes, and revolving credit facility and 3.9 years for all debt. Our total debt had a weighted-average interest rate of 5.65%.
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “Revolving Line of Credit”), a $125 million term loan (the "Term Loan $125M") and a $100 million delayed draw term loan (the “Term Loan $100M” and, together with the Term Loan $125M, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (the “2023 Credit Agreement”). The Revolving Line of Credit and the Term Loan $125M refinanced in full our existing corporate credit facilities, and as a result of such refinancing, the pledges of equity of certain subsidiaries securing obligations under the Amended Credit Agreements and the Senior Notes were released. The Term Loan $100M was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio. The 2023 Term Loans mature in March 2026, can be extended up to an additional year, and bear interest rates consistent with the pricing grid on the Revolving Line of Credit.
Additionally, in January 2023, we amended the mortgage loan collateralized by Andaz Napa to update the variable index on the $55 million loan from LIBOR-based to Term SOFR and extend the maturity date through January 2028.
From time to time, we may also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. In November 2022, the Board of Directors approved an increase to the share repurchase authorization amount by $100 million, thereby increasing our authorization to repurchase up to $275 million of the Company's outstanding common stock (the "Repurchase Program"). Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2022, the Company had approximately $166.5 million remaining under its share repurchase authorization.
We may also issue new equity or debt and use the proceeds from such issuances to acquire assets, make capital improvements that yield attractive risk-adjusted returns on investment, or for general corporate purposes. We maintain an "at-the-market" program (the "ATM program") available for selling common stock with an aggregate gross offering price of up to $200 million. From time to time we may sell shares under the ATM program to raise capital when we believe conditions are advantageous.

The ATM program was upsized in May 2021 and had $200 million available for sale as of December 31, 2022. We may issue equity under this program or other equity issuance programs if we determine that shares can be sold at an attractive price and there is a compelling use for such proceeds.
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
Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodation options for guests (e.g. those that are found on websites that facilitate short-term rentals of homes and apartments from owners) in each of their markets on the basis of several factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative accommodation options. We believe that hotels, which are predominately affiliated with leading brands, such as our portfolio of hotels, will enjoy the competitive advantages associated with operating under such brands, which includes strong health, safety and cleanliness protocols, and are important to our customers. Increased competition could harm our occupancy, RevPAR, ADR and consequently our revenue and may require us to provide additional amenities, or make capital improvements that we otherwise would not have to make, and may materially and adversely affect our operating results and liquidity.
We face competition for the acquisition of hotels from other REITs, private equity firms, institutional investors, hedge funds, specialty finance companies, insurance companies, governmental bodies, foreign investors and other entities. Some of these competitors have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof. In addition, these competitors seek financing through the same channels that we do. Therefore, we compete for funding in a market where funds for real estate investment may increase or decrease at a rate that is different than the underlying demand.
Seasonality
The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our rooms revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property, and competitive mix within the specific location. In a stable macroeconomic environment, our revenues and operating income have historically been highest in the second quarter of the year followed by the first, third and fourth quarters. The impact of the COVID-19 pandemic and continuing recovery has and may continue to disrupt our historical seasonal patterns.
Cyclicality
The lodging industry is cyclical and generally its growth or contraction follows the overall economy. There is a history of increases and decreases in demand for and supply of hotel rooms, in occupancy levels and in rates realized by owners of hotels through economic cycles and as a result of periodic demand shocks due to economic or other events outside of the lodging industry, such as the impact of the COVID-19 pandemic on operating results in 2020, 2021 and 2022. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given segments of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can cause significant volatility in results for owners of hotel properties. The costs of running a hotel tend to be more fixed than variable. Because of this, in an environment of declining revenues the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, in an environment of increasing demand and room rates, the rate of increase in earnings is typically higher than the rate of increase in revenues.
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
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, approximately 97.0% of the Operating Partnership Units in our Operating Partnership, with the remaining 3.0% owned by certain of our executive officers and current or former members of our Board of Directors. In the future, we may issue additional common or preferred units in our Operating Partnership, from time to time, in connection with acquisitions of hotels, financings, compensation or other reasons.
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
Human Capital
Corporate Employees
As of December 31, 2022, we had 43 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We are guided by our core values, which include civility, ethics and integrity, and a commitment to quality. These principles continuously serve as a reminder to uphold an inclusive, respectful and tolerant work culture; and to always demonstrate the highest standards of professional conduct. We do not tolerate discrimination in any form and believe equal employment opportunity is a fundamental principle. We maintain policies and programs that provide the framework for fostering and supporting a diverse and inclusive work environment which contribute to the overall corporate culture at Xenia, leading to the recruitment, retention, and growth of a qualified and successful workforce. As of December 31, 2022, our corporate workforce was comprised of approximately 42% women and 40% underrepresented ethnic and racial groups and 72% were 40 years of age or older with an average age of 47.

We believe we offer competitive compensation and benefits programs and frequently benchmark our compensation and benefits package against those in our industry and in similar disciplines. Our benefit programs include an employee stock grant program, health plan options with generous cost-sharing and health savings account contributions, dental, vision, life and disability insurance, a retirement plan with matching employer contributions, tuition reimbursements, qualified parking benefits, significant amounts of paid time off and a remote work policy. We are also committed to cultivating our employees through training and development, including leadership training, professional certifications, continuing education and professional memberships, performance management through annual performance reviews and feedback, health and wellness programs and team-building programs. We have also been recognized as one of America's Most Responsible Companies by Newsweek and by the Orlando Sentinel as a Top 100 Workplace.

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
•The COVID-19 pandemic has had a material adverse impact on the travel, lodging and hospitality industries and, as a result, our business, results of operations, cash flows and financial condition, and the impacts of the pandemic may persist or become more pronounced in the future as the pace and evenness of the recovery remains uncertain.
•We may be adversely affected by various operating risks common to the lodging industry, including a dependence on business travel and tourism.
•Difficult economic conditions may continue to adversely affect the hotel industry.
•The lodging industry is highly cyclical in nature.
•Changes in distribution channels, including the increasing use of intermediaries by consumers and companies may adversely affect our profitability.
•The majority of our hotels operate under the Marriott and Hyatt brand families; therefore, we are subject to risks associated with concentrating our portfolio in two brand families.
•We have a concentration of hotels in Texas, California, and Florida, which exposes our business to the effects of regional events and occurrences.
•Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially impede our growth.
•We may be subject to unknown or contingent liabilities related to recently acquired hotels and the hotels that we may acquire in the future or hotels recently divested or that we may divest in the future.
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
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has had a material adverse impact on the travel, lodging and hospitality industries and, as a result, our business, results of operations, cash flows and financial condition, and the impacts of the pandemic may persist or become more pronounced in the future as the pace and evenness of the recovery remains uncertain.
The effect of the COVID-19 pandemic on the travel, lodging and hospitality industries and global economy has been unprecedented and has dramatically reduced business and leisure travel, which adversely impacted our business, financial performance, operating results and cash flows, beginning March 2020.
While our business is experiencing continued recovery from the COVID-19 pandemic led by robust leisure demand and growth in group and business transient travel, future demand may be varied and uneven as the pace and consistency of the global recovery continues to progress and remains uncertain. The extent, duration, and magnitude of the effects of the COVID-19 pandemic, and its eventual transition to a global endemic, will depend on various factors, all of which are uncertain and difficult to predict, including, but not limited to, the pace and consistency of the ongoing recovery; the impact on global and regional economies, travel demand and economic activity; levels of consumer confidence; the efficacy of vaccines and treatments as new COVID-19 variants emerge; the ability of third-party managers or other partners to successfully navigate the impacts of the pandemic; and actions taken by governments, businesses, and individuals in response to the pandemic and any additional

COVID-19 resurgences or variants. Specifically, we cannot predict whether business travel for in-person meetings will decrease over the long-term due to technological advancements in and consumer acceptance and adaptation to virtual meetings and/or changes in guest and consumer preferences, or whether the lingering economic effects of the pandemic will have an adverse effect on our ability to execute on our acquisition and disposition strategy.
In addition, to the extent that the COVID-19 pandemic and any additional resurgence, as well as the residual effects of the pandemic on global and regional economies, impact or heighten the other risks described in these "Risk Factors" or elsewhere in this Annual Report or other risks that are not currently foreseeable, our business, results of operations, cash flows and financial condition may be adversely affected.
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
In addition, our hotels will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including, among others, the following:
•changes in general macroeconomic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets, inflationary pressures, rising interest rates and changes in consumer confidence levels;
•outbreaks of pandemic or contagious diseases, such as COVID-19 (including new variants), norovirus, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), Ebola, Zika virus, or other similar viruses, or fear of such outbreaks;
•war, political conditions or uncertainty, terrorist activities or threats, mass casualty events, protests and heightened travel security measures instituted in response to these events;
•natural disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, droughts and wildfires, some of which may become more frequent and intense as a result of climate change, and man-made disasters, such as oil spills, terrorist attacks, and nuclear incidents;
•chronic changes in physical conditions, such as sea-level rise or changes in temperature or precipitation patterns, which may impact the operating conditions of our hotels or other infrastructure we rely on;
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
•changes in the desirability of particular locations or travel patterns of customers;
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
•government regulations which limit or prohibit hotels and resorts from charging certain types of bundled fees such as resort or destination amenity fees; and
•risks generally associated with the ownership of hotels and real estate, as we discuss in detail below.
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
Our financial performance is subject to global and regional economic conditions and their impact on levels of discretionary business and consumer spending. Some of the factors that have an impact on discretionary spending include general economic conditions, GDP growth, worldwide or regional recession, corporate earnings and investment, unemployment, consumer debt, reductions in net worth, taxation, inflation, energy prices, interest rates, consumer confidence, tariffs, and other macroeconomic factors. Our portfolio consists of luxury and upper upscale hotels and resorts, and consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, which could lead to a decline in reservations and an increase in cancellations, and thus result in lower revenue. Downturns in worldwide or regional economic conditions, such as an economic downturn resulting from the onset of a pandemic, have led to a general decrease in transient business, group business, leisure travel and travel spending, and similar downturns in the future may materially adversely impact demand for our hotels and resorts. A continuing shift in consumer behavior would materially adversely affect our business, results of operations, and financial condition.
The lodging industry is highly cyclical in nature.
Due to its close link with the performance of the general economy, and, specifically, growth in U.S. gross domestic product ("GDP"), the lodging industry is highly cyclical in nature. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions. The lodging industry has historically exhibited a strong correlation to U.S. gross domestic product, which was materially adversely affected by the COVID-19 pandemic. Worsening of the U.S. or global economy would likely have an adverse impact on the occupancy, ADR and RevPAR of our hotels, and would therefore adversely impact our results of operations and financial condition. In addition to the macroeconomic factors, the U.S. lodging industry was more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries due to the general sentiment towards business and leisure travel. We have also seen that, due to the mix of business, luxury and upper upscale hotels and resorts are more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates.
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
Risks Related to Our Business and Strategy
The majority of our hotels operate under the Marriott and Hyatt brand families; therefore, we are subject to risks associated with concentrating our portfolio in two brand families.
In our portfolio, 23 of the 32 hotels that we owned as of December 31, 2022 operate under brands owned by Marriott and Hyatt. As a result, our success is dependent in part on the continued success of Marriott and Hyatt and their respective brands. We believe that brands help to drive demand and increase guest loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hyatt brands is reduced or compromised, the goodwill associated with the Marriott and/or Hyatt branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott and/or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in Texas, California, and Florida, which exposes our business to the effects of regional events and occurrences.

We have a concentration of hotels in Texas, California and Florida. Specifically, as of December 31, 2022, approximately 23%, 20%, and 12% of rooms in our portfolio were located in Texas, California and Florida, respectively. The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities, negative trends in the industry sectors that are concentrated in these markets and more severe restrictions related to health and safety measures, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which we are concentrated. In addition, our hotels may be subject to the effects of adverse acts of nature, such as winter storms, hailstorms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage to our hotels in specific geographic locations, including in the Texas, California and Florida markets. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken, and/or long-term power outages are resolved. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event. As a result of this geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and adverse acts of nature than other areas in the United States.
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
We lease the land underlying three of our hotels and/or meeting facilities from third-parties as of December 31, 2022. Two of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the third is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these three hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 36 years. Assuming all renewal options are exercised, the average remaining term is 69 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
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

If we are forced to spend larger amounts of cash from operating activities than anticipated to operate, maintain or renovate existing properties, then our ability to use cash for other purposes, including acquisitions of new properties, could be limited and our profits could be reduced. Similarly, if we cannot access the capital we need to fund our operations or implement our growth strategy, we may need to postpone or cancel planned renovations or acquisitions, which could impair our ability to compete effectively and harm our business and relationship with certain third-party management companies and/or brands. In addition, we may have significant ongoing capital projects and renovations with financial commitments that we are unable to postpone during economic downturns which could put pressure on our liquidity and cash flows.
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

In the event that we terminate any of our management agreements, we can provide no assurances that we could find a replacement manager or that any replacement manager will be successful in operating our hotels. In addition, our existing franchise agreements provide the franchisor with a right of first offer in the event of certain sales or transfers of a hotel and provide that the franchisor has the right to approve any change in the hotel management company engaged to manage the hotel. If any of the foregoing were to occur, it could materially and adversely affect our business and financial condition.

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
The third-party hotel management companies that operate our hotels rely on information technology networks and systems, including the Internet and cloud-based storage systems, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing, building and property management systems, point of sale systems, and operating data. We have limited contractual ability to require our third-party management companies to implement new or enhanced cyber-security platforms. They may purchase some of their information technology from vendors, on whom our and their systems will depend, and the third-party hotel managers will rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, including personally identifiable information. We depend upon the secure transmission of this information over public networks. Certain of our third-party hotel management companies’ networks and storage applications have already been and in the future may continue to be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our third-party hotel managers’ systems could harm us, and we may be financially responsible for certain damages arising out of the harm such events cause to third-parties pursuant to our management agreements. As a result, such incidents could have a material impact on our business and adversely affect our financial condition, financial reporting abilities, and results of operations.
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
The domestic and international commercial real estate debt markets could become very volatile as a result of, among other things, rising interest rates and the tightening of underwriting standards by lenders and credit rating agencies. This could result in less availability of credit and increasing costs for what is available. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing assets or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets were to persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets could be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
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
If we are unable to repay or refinance our existing debt, we may be unable to increase distributions to our stockholders and our share price may be adversely affected.
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
The credit agreement governing our revolving credit facility and our corporate credit facility term loan as well as the indentures governing our Senior Notes contain customary covenants with which we must comply, which limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, incur liens on assets, enter into new types of businesses, engage in mergers, liquidations or consolidations, sell assets, make restricted payments (including the payment of dividends and other distributions), enter into negative pledges or limitations on the ability of subsidiaries to make certain distributions or to guarantee the indebtedness under the credit agreements, engage in certain transactions with affiliates, enter into sale and leaseback transactions, make investments and capital expenditures, acquire real estate assets, enter into speculative hedging transactions, change our fiscal year and make certain payments and prepayments with respect to subordinated debt. The credit agreements also contain financial covenants relating to our maximum total leverage ratio, maximum secured leverage ratio, maximum secured recourse leverage ratio, minimum fixed charge coverage ratio, minimum consolidated tangible net worth, minimum unsecured interest coverage ratio, maximum unencumbered leverage ratio, and set a minimum number of unencumbered properties we must own and a minimum value for such unencumbered properties. Any other credit facility or other loans that we enter into may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our continued ability to borrow under the revolving credit facility and any other credit facility that we may obtain will be subject to compliance with these covenants and our ability to meet these covenants will be adversely affected if U.S. lodging fundamentals do not continue to improve when and to the extent that we expect. In addition, our failure to comply with these covenants, as well as our inability to make required payments under the credit agreements or any future debt agreement, could cause an event of default under the credit agreements, which, if not waived, could result in the termination of the financing commitments under the credit agreement governing our revolving credit facility and corporate credit facility term loan and the acceleration of the maturity of the outstanding indebtedness thereunder, or could cause an event of default under such future debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on property-level secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, the credit agreements contain, and any future debt agreements may contain, cross-default provisions with respect to certain other recourse and non-recourse indebtedness and contain certain other events of default which would similarly, in each case, give the lenders under the credit agreements the right to terminate such financing commitments and accelerate the maturity of such indebtedness under the credit agreements or give the lenders under such other agreement the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on our credit agreements or any other debt agreements, it could materially and adversely affect us.
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
We have borrowed money, some of which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our indebtedness and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2022, approximately $279.2 million, or 19%, of our total debt outstanding, bore interest at variable rates which was not hedged by interest rate protection agreements.
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
Provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and rules adopted by the Commodity Futures Trading Commission (the “CFTC”) and other prudential regulators establish federal regulation of the over-the-counter derivatives market and entities, such as us, participating in that market. While most of these regulations are already in effect, the implementation process is still ongoing and the CFTC continues to review and refine its initial rule makings through additional interpretations and supplemental rule makings. As a result, any new regulations or modifications to existing regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.
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
We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2022, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings clause". If we were to rely on a REIT "savings clause", we would have to pay a penalty tax, which could be material.
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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our stock. The U.S. federal tax rules that affect REITs are under review constantly by persons involved in the legislative process, the Internal Revenue Service and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to Treasury regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our stock. We cannot predict the long-term effect of any future law changes on REITs and their stockholders, and we and our stockholders could be adversely affected by any such change.
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
•changes in accounting principles;
•events beyond our control, such as wars, terrorist or cyber-attacks, travel-related health concerns, including pandemics, government shutdowns and closures, and natural disasters; and
•general market and economic conditions, including factors unrelated to our operating performance, including inflationary pressures and concerns over an economic slowdown.
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
A large volume of issuances or sales and/or sales made by our current executive officers of shares of our common stock could decrease the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of issuances or sales of our shares are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our common stock to decline.
Future sales or distributions of our common stock may negatively affect the market price of our common stock.
A large volume of issuances or sales of shares of our common stock could decrease the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of issuances or sales of shares of our common stock are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated issuances or sales of common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our common stock to decline. In addition, future issuances of shares of our common stock may be dilutive to existing stockholders.
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
The indentures governing the Senior Notes (the “indentures”) may limit our ability to make dividends, distributions and other restricted payments. The indentures restrict the Operating Partnership from making any dividend or other distribution with respect to any of its equity interests if a default or event of default, other than distributions to the Operating Partnership’s partners, including us, in an amount per fiscal year required to maintain our REIT status and avoid the payment of federal income or excise tax. These limitations could cause the market price of our common stock to decline significantly.
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
The market price of our common stock may be influenced by the dividend yield on our common stock (i.e. the amount of our annual distributions as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our common stock to expect a higher distribution yield, which we may not be able, or may choose not, to provide. Higher interest rates would also likely increase our borrowing costs and decrease our net income and cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.
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
We own 97.0% of the Operating Partnership Units and the remaining 3.0% of the Operating Partnership Units are owned by the other limited partners comprised of our executive officers and current or former members of our Board of Directors. However, in connection with our future acquisition of properties or otherwise, we may issue Operating Partnership Units to third-parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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

We face risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, flooding, rising sea levels, shortages of water, droughts and wildfires, as well as efforts to mitigate or adapt to climate change, any of which could have a material adverse effect on our properties, operations and business.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent and/or severe storms, hurricanes, flooding, freeze events, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our properties, operations and business. Climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotel properties, operations or business. To the extent climate change causes changes in weather patterns, our coastal markets could also experience increases in storm frequency and/or intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses and/or repair costs that may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change may result in increased energy and water costs and may also change the comparative attractiveness of certain travel locations, or result in people migrating from certain locations to other locations. As a result, some of our hotel properties may be more or less in demand in the future.

Additionally, our business is exposed to risks associated with societal efforts to mitigate or respond to climate change, including but not limited to regulatory developments and changes in market demand. For example, some state and local governments have adopted, or considered adopting, restrictions on water use or GHG emissions. Separately, the SEC has proposed disclosure requirements that would require companies to disclose a range of climate-related information, which may require us to incur substantial monitoring and compliance costs. These and other risks may reduce demand for our properties or otherwise result in adverse impacts to our business, financial condition, and results of operations.

Increasing attention to, and evolving expectations for, environmental, social, and governance matters may increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or offerings, such initiatives or achievement of such commitments may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. While we commit to certain initiatives or goals, we may not ultimately be able to achieve them due to cost, technological, or other constraints. Additionally, certain disclosures or targets may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to various adverse consequences or investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. This and other regulations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Uninsured and underinsured losses at our hotels could materially and adversely affect our revenues and profitability.

We intend to maintain or require our third-party management companies to maintain comprehensive insurance on each of our current hotels and any hotels that we acquire, including property, liability, cyber, fire, and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates and/or acceptable terms. Various types of catastrophic losses, like windstorms, earthquakes, wildfires, droughts, and floods caused by climate change or otherwise, and losses from foreign and domestic terrorist activities and mass casualty events may not be insurable, subject to higher deductibles and/or low sub-limits, or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance at our sole cost. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.

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

During the global financial crisis that began in 2008, and following the onset of the COVID-19 pandemic in 2020, the domestic financial markets experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Over the past twelve months, the Federal Reserve has raised interest rates to combat inflation which has negatively impacted the credit market as well as the capital markets. If there are continued periods of volatility and weakness in the capital and credit markets in the future, the availability of debt and equity financing could decline. Our business may be affected by market and economic challenges experienced by the U.S. or global economy or real estate industry as a whole or by the local economic conditions in the markets in which our hotels are located, including the dislocations in the credit markets and general global economic recession. For the following and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments. Specifically, these conditions may have the following consequences:

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our corporate headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2022, we owned a portfolio of 32 hotels and resorts across 14 states. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring uniquely positioned luxury and upper upscale hotels and resorts primarily in the top 25 lodging markets and key leisure destinations in the United States.
Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 80.2% of our rooms operating under Marriott or Hyatt brands. The following table sets forth our brand affiliations as of December 31, 2022:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	4	471	5.0%
Marriott	3	1,449	15.2%
Renaissance	1	522	5.5%
The Ritz-Carlton	2	567	6.0%
W	1	346	3.6%
Westin	2	875	9.2%
Subtotal	13	4,230	44.5%

Hyatt
Andaz	3	451	4.7%
Hyatt Centric	1	120	1.3%
Hyatt Regency	4	2,375	25.0%
Park Hyatt	1	327	3.4%
The Unbound Collection	1	119	1.3%
Subtotal	10	3,392	35.7%

Fairmont	2	730	7.7%

Kimpton	4	637	6.7%

Loews	1	285	3.0%

Hilton - Waldorf Astoria	1	127	1.3%
Total branded	31	9,401	98.9%

Independent	1	107	1.1%

Total portfolio	32	9,508	100%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2022(1):

Hotel	Rooms	Year Acquired/Opened	State	Brand Affiliation	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah	151	2013	GA	Hyatt	Hyatt	L
Bohemian Hotel Savannah Riverfront, Autograph Collection	75	2012	GA	Marriott	Kessler	UU
Fairmont Dallas	545	2011	TX	Fairmont	Accor	L
Fairmont Pittsburgh	185	2018	PA	Fairmont	Accor	L
Grand Bohemian Hotel Charleston, Autograph Collection	50	2015	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, Autograph Collection	99	2015	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, Autograph Collection(4)	247	2012	FL	Marriott	Kessler	UU
Hyatt Centric Key West Resort & Spa	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Grand Cypress	779	2017	FL	Hyatt	Hyatt	UU
Hyatt Regency Portland at the Oregon Convention Center	600	2019	OR	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara(5)	505	2013	CA	Hyatt	Hyatt	UU
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch	491	2017	AZ	Hyatt	Hyatt	UU
Kimpton Canary Hotel Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Kimpton Hotel Palomar Philadelphia	230	2015	PA	Kimpton	Kimpton	UU
Kimpton RiverPlace Hotel	85	2015	OR	Kimpton	Kimpton	UU
Loews New Orleans Hotel	285	2013	LA	Loews	Loews	L
Lorien Hotel & Spa	107	2013	VA	Independent	Davidson	I
Marriott Dallas Downtown	416	2010	TX	Marriott	Marriott	UU
Marriott San Francisco Airport Waterfront(4)	688	2012	CA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	345	2007	TX	Marriott	Marriott	UU
Park Hyatt Aviara Resort, Golf Club & Spa	327	2018	CA	Hyatt	Hyatt	L
Renaissance Atlanta Waverly Hotel & Convention Center(4)	522	2012	GA	Marriott	Renaissance	UU
The Ritz-Carlton, Denver	202	2018	CO	Marriott	Marriott	L
The Ritz-Carlton, Pentagon City(5)	365	2017	VA	Marriott	Marriott	L
Royal Palms Resort & Spa, The Unbound Collection by Hyatt	119	2017	AZ	Hyatt	Hyatt	L
W Nashville	346	2022	TN	Marriott	Marriott	L
Waldorf Astoria Atlanta Buckhead	127	2018	GA	Hilton	Waldorf Astoria	L
Westin Galleria Houston	469	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria	406	2013	TX	Marriott	Westin	UU
(1)    Includes only the hotels in our portfolio as of December 31, 2022.
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
(3)    "L" refers to Luxury, "UU" refers to Upper Upscale and "I" refers to Independent as defined by STR.
(4)    These properties are subject to mortgage debt as of December 31, 2022.
(5)    These hotels are subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements- Ground Leases" for more information.

Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 32 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a management agreement with an independent third-party hotel management company. Approximately 5% of our portfolio (by room count as of December 31, 2022), which we refer to as "franchised hotels", are also operated under distinct franchise agreements. Approximately 94% of our portfolio (by room count as of December 31, 2022) are operated pursuant to a management agreement, which we refer to as "brand-managed hotels."
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
Of our brand-managed hotels, approximately 42% of our brand-managed hotels (by room count as of December 31, 2022) are managed by Marriott and its affiliates, approximately 38% are managed by Hyatt and the remainder are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term of between 10 to 30 years, and have an average remaining term of approximately 13 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. The average remaining term of our management agreements assuming the exercise of all renewal options is approximately 27 years.
Fees
Our management agreements for brand-managed hotels typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fee is typically 3.0% of gross hotel revenues or receipts, but ranges from approximately 2.0% to 4.0%, the highest of which also include fees for additional non-management services. The incentive management fees range from 8% to 30% of net operating income (or other similar metrics, such as gross operating profit, as defined in the management agreement) remaining after deducting a priority return typically equal to 8.5% to 11% of total capital investment in the hotel. We also pay certain accounting services fees to the management companies in a majority of the agreements. Our management agreements for brand-managed hotels also typically require the maintenance of furniture, fixtures and equipment replacement reserves ("FF&E reserves) generally ranging between 3% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
The management company typically has the right to terminate the management agreement in certain situations, including the occurrence of certain actions with respect to a mortgage or our interference with the management company’s ability to operate the hotel by failing to approve required capital improvements or expenditures, or by failing to complete or commence required repairs after damage or destruction to the hotel. Most of our management agreements do not require payment of liquidated damages in the event of an early termination; however, our Marriott brand-managed hotels require us to establish a reserve fund out of gross revenues to be used in the event of a termination. The fund is to be used to reimburse the management company for all costs and expenses incurred by the management company that relate to (i) the operation of the hotel prior to termination but that accrue after termination, (ii) the management company terminating its employees and/or (iii) the payment of any pending or contingent claims, depending on the agreement.
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
Management Agreements for Franchised Hotels
Our franchised hotels are managed by third-party management companies. As in our management agreements for brand-managed hotels, the management company controls the day-to-day operations of each hotel, and we are granted limited approval rights with respect to certain of the management company’s actions, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.
Term
The management agreements for our franchised hotels generally contain initial terms between 15 and 20 years with an average remaining initial term of approximately seven years. None of these agreements contemplate a renewal or extension of the initial term or can be extended without our consent.
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 2.0% to 3.0% of gross hotel revenue. The incentive management fees are generally 30% of net operating income (or other similar metrics, as defined in the management agreement) remaining after deducting a priority return typically equal to 9.25% of total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements. Our management agreements for franchised hotels also typically require FF&E reserves generally ranging between 4% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
Franchise Agreements
Our franchised hotels operate under franchise agreements with Marriott. Pursuant to our franchise agreements, we are granted rights to use the franchisor’s name, marks and systems in the operation of our hotels. Franchisors also provide us with a variety of services and benefits, including centralized reservation systems, national advertising, marketing programs and publicity designed to increase brand awareness, training of personnel and maintenance of operational quality at hotels across the brand system. In return, our TRS lessees, as the franchisees, are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements generally specify management, operational, record-keeping, accounting, reporting and marketing standards and procedures with which our TRS lessees must comply, and ensure consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To ensure our compliance, the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor. We are also required to participate in the applicable loyalty rewards program for each brand.
Term
Our franchise agreements contain initial terms of 20 years, with an average remaining initial term of approximately ten years. None of our franchise agreements contemplate any renewals or extensions of the initial term.
Fees
Our franchise agreements require that we pay a royalty fee ranging between 3% and 5.0% of the rooms revenue of the applicable hotel and, in some cases, an additional marketing, reservation or other program fee of 1.5% of the gross rooms revenue as well as other fees. In addition, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards. Under certain franchise agreements, such expenditures are mandated at set periods, with at least some level of expenditure required every five to six years. Many franchise agreements also require the maintenance of FF&E reserves of 4% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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

Ground Leases

The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2022 associated with land underlying our hotels and meeting facilities that we lease from third-parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent(1)	Base Rent Increases at Renewal	Lease Type
Ground Lease: Entire Property
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years(2)	$62,013	No increase unless lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
The Ritz-Carlton, Pentagon City	May 7, 2040	2 x 25 years	$53,375	Fair market rent adjustment at commencement of lease renewal	Triple Net
Ground Lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights	$11,927(3)	Not applicable	Triple Net
(1)    In addition to minimum rent, the Company may owe percentage rent. In particular, Hyatt Regency Santa Clara incurs percentage rent based on a percentage of rooms revenue and ballroom receipts, which exceeded the minimum base rent for the years ended December 31, 2022 and 2021. The Ritz-Carlton, Pentagon City incurs the greater of (i) minimum base rent or (ii) five percent (5%) of rooms revenues and, for the years ended December 31, 2022 and 2021, percentage rent exceeded minimum base rent.
(2)    The Company has a right of first refusal to purchase all or a portion of certain areas covered by the two separate leases.
(3)     The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index. The monthly minimum or base rent in this chart is for the period from January 1, 2022 through December 31, 2022.
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
Shareholder Information
As of February 28, 2023, there were 11,117 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by banks, brokers and other financial institutions. Also as of February 28, 2023, there were 14 holders (other than our Company) of our Operating Partnership Units comprising certain of our executive officers and current or former members of our Board of Directors, which includes, with respect to such executive officers, unvested long-term incentive plan partnership units ("LTIP Units"). LTIP Units may or may not vest based on the passage of time and meeting certain market-based performance objectives. Of the 3,427,285 LTIP Units outstanding at December 31, 2022, 1,706,656 units had vested and were eligible for redemption. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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

Common Stock
The Company paid the following dividend on common stock during the year ended December 31, 2022 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.10	September 30, 2022	September 30, 2022	October 14, 2022
$0.10	December 31, 2022	December 31, 2022	January 13, 2023
(1)    For income tax purposes, dividends paid per share on our common stock in 2022 were 100% taxable as ordinary income.
The Company had suspended its quarterly dividend in order to preserve liquidity and did not declare any dividends during the year ended December 31, 2021.
Share Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except that which we specifically incorporate by reference into such filing.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2017 to the NYSE closing price per share on December 31, 2022, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on December 31, 2017 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

Total Return Performance
$175
$150
$125
$100
$75
$50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
Xenia Hotels & Resorts, Inc.
DJUSHL REIT Index
Russell 2000 Index
FTSE NAREIT Equity Index

The actual returns shown on the graph above are as follows:

	Value of Investment at December 31,
Name	2017	2018	2019	2020	2021	2022
Xenia Hotels & Resorts, Inc.	$100.00	$83.73	$111.00	$81.41	$97.00	$71.06
DJUSHL REIT Index	100.00	83.21	91.28	60.95	72.44	67.72
Russell 2000 Index	100.00	87.82	108.66	128.61	146.23	114.70
FTSE NAREIT Equity Index	100.00	91.28	110.51	97.78	135.89	99.17
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase up to $275 million of our outstanding common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.
During the year ended December 31, 2022, 1,912,794 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2021. During the year ended December 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. As of December 31, 2022, the Company had approximately $166.5 million remaining under its share repurchase authorization.
The following table sets forth information regarding the Company's repurchases of shares of its common stock pursuant to its Repurchase Program during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
October 1 to October 31, 2022	415,434	$15.18	415,434	$86,473
November 1 to November 30, 2022	1,038,390	$14.50	1,038,390	$171,412
December 1 to December 31, 2022	337,992	$14.66	337,992	$166,457
Total	1,791,816	$14.69	1,791,816

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
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of December 31, 2022, we owned 32 hotels and resorts, comprising 9,508 rooms across 14 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton and The Kessler Collection.
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
Ongoing Recovery from COVID-19
Our hotel portfolio experienced a broad-based recovery from COVID-19 during 2022 with a continuation of strong leisure bookings and an acceleration of business transient and group demand. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
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
Market Outlook
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an annual rate of approximately 2.1% during 2022, according to the U.S. Department of Commerce, in comparison to an increase of approximately 5.9% during 2021. The increase in GDP during the year ended December 31, 2022 reflected increases in consumer spending, exports, private inventory investment and nonresidential government spending which were partially offset by decreases in residential fixed investment and increases in imports. During the fourth quarter of 2022, GDP increased at an annual rate of 2.9%, representing an increase from the annual rate of 3.2% in the third quarter of 2022. The increase during the fourth quarter of 2022 reflected increases in private inventory investment, consumer spending, federal government spending, state and local government spending, and nonresidential fixed investment, as well as decreases in imports that were partially offset by decreases in residential fixed investment and exports. In addition, the unemployment rate remained flat at 3.5% in December 2022 compared to September 2022 and fell from 3.6% in June 2022.
The U.S. lodging industry has been more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries and has not experienced the same level of recovery as the general U.S. economy which is largely due to the persistence of new variants of COVID-19 and sentiment towards business and leisure travel as a result of the pandemic. Additionally, we expect it will take longer for the lodging industry to return to pre-pandemic levels than it will for the broader economy and many other industries. Further, we continue to monitor and evaluate the challenges associated with the evolving workforce landscape, particularly related to industry-wide labor shortages and expected increases in wages as well as ongoing supply chain issues which may impact the hotels' ability to source operating supplies and other materials.
Demand increased 11.0% and new hotel supply increased by 1.9% during the year ended December 31, 2022 compared to 2021. The increase in demand led to an increase in industry RevPAR of 29.8% for the year ended December 31, 2022 compared to 2021, which was driven by an increase in occupancy of 8.9% coupled with a 19.1% increase in ADR. All U.S. data for the year ended December 31, 2022 are per industry reports.
Significant Events
The following significant events occurred during the year ended December 31, 2022:
•In January 2022, the Company completed the disposition of the 191-room Kimpton Hotel Monaco Chicago in Chicago, Illinois for a sale price of $36.0 million. The sale did not result in a gain or loss after previously recording an impairment of $15.7 million during the year ended December 31, 2021.
•In January 2022, the Company paid off the $65.0 million mortgage loan collateralized by The Ritz-Carlton, Pentagon City.
•In March 2022, the Company acquired a fee-simple interest in the 346-room W Nashville located in Nashville, Tennessee for a purchase price of $328.5 million including acquisition costs and a $1.3 million credit related to an unfinished portion of the hotel provided by seller at closing. The acquisition of W Nashville was funded with cash on hand.
•In October 2022, the Company completed the disposition of the 115-room Bohemian Hotel Celebration, Autograph Collection, in Celebration, Florida for a sale price of approximately $27.8 million. The Company recognized a gain on sale of approximately $12.5 million.
•In December 2022, the Company completed the disposition of the 189-room Kimpton Hotel Monaco Denver, in Denver, Colorado for a sale price of approximately $69.8 million. The Company recognized a gain on sale of approximately $14.7 million.
•During the third and fourth quarter of 2022, 1,912,794 shares were repurchased at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million.
•During the year ended December 31, 2022, the Company recognized $1.5 million in business interruption insurance proceeds for a portion of lost income at Loews New Orleans Hotel due to the impact of Hurricane Ida in August 2021 as well as $1.0 million in proceeds for lost income for certain properties in Texas due to the impact of the Texas winter storms in February 2021. In addition, the Company recorded $3.6 million of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021.
•In addition to changes in our portfolio composition during 2022, we invested approximately $70.4 million in portfolio improvements, which we believe will drive positive performance at these properties in the future.
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
•Other revenues - Represents ancillary revenue such as parking, resort or destination amenity fees, golf, spa services and other guest services and tenant leases. Occupancy and the nature of amenities at the property are the main drivers of other revenue.
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
•Management and franchise fees - Base management fees are computed as a percentage of gross revenue. Management fees also include incentive management fees, which are typically a percentage of net operating income (or similar measurements of hotel profitability) above an annual threshold. Franchise fees are computed as a percentage of rooms revenues. See "Part I-Item 2. Properties - Our Principal Agreements" for a summary of key terms related to our management and franchise agreements.
•Depreciation and amortization expense - These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of acquired advance bookings and acquired leases, which are amortized over the life of the related term or lease.
•Real estate taxes, personal property taxes and insurance - These expenses primarily include real estate tax and personal property tax payments due in the respective jurisdictions where our hotels are located, partially offset by refunds from prior year real estate tax appeals, and payments due under insurance policies for our hotel portfolio.
•Ground lease expense - This expense represents the rent associated with land underlying our hotels and/or meeting facilities that we lease from third-parties. It also includes the non-cash ground rent determined as part of the initial purchase price allocation at acquisition.
•General and administrative expenses - These expenses primarily consist of compensation expense for our corporate staff and personnel supporting our business (including severance and non-cash stock compensation expense), office administrative and related expenses, legal and professional fees, and other corporate costs.

•Gain on business interruption insurance - These gains consists of insurance settlements for lost income that was covered per the terms of our respective insurance policies, which was in excess of insurance deductibles.
•Other operating expenses - These expenses typically consist of legal fees, other professional fees, franchise taxes, pre-opening costs, other direct costs associated with our pursuit and acquisitions of hotel investments which are not ultimately consummated and hotel management transition efforts. As a result, these costs will vary depending on the timing, volume and nature of acquisition activity.
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
•Demand and economic conditions - Consumer demand for lodging, especially business travel, is closely linked to the performance of the overall economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, restrictions on travel, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our hotel operations. Additionally, consumers may seek lower-cost alternatives when economic conditions are challenging. As a result, changes in consumer demand and general business cycles can subject and have subjected our revenues to significant volatility. See "Part I-Item 1A. Risk Factors - Risks Related To The Hotel Industry."
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
•Seasonality - The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our hotel rooms revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location. The impact of the COVID-19 pandemic and subsequent recovery has and may continue to disrupt our historical seasonal patterns.

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
Results of Operations
Operating Results Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 57.0% to $162.75 for the year ended December 31, 2022, compared to $103.64 for the year ended December 31, 2021. The increase in our total portfolio RevPAR for the year ended December 31, 2022 compared to the same period in 2021 was driven by increases in both occupancy and ADR due to a broad-based recovery from the COVID-19 pandemic.
Net income increased 139.3% for the year ended December 31, 2022 compared to net loss in 2021, which was primarily attributed to:
•an increase in operating income of $141.5 million from our current portfolio of 32 hotels as a result of a broad-based recovery from the COVID-19 pandemic;
•a $29.1 million reduction in impairment and other losses;
•a $27.4 million gain in 2022 on the sale of investment properties;
•a $5.2 million reduction in operating loss attributed to two hotels sold during the fourth quarter of 2022, one hotel sold during the first quarter of 2022 and one hotel sold during the fourth quarter of 2021;
•a $6.5 million increase in other income primarily attributed to insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida and interest income in 2022 as well as the recognition of costs associated with the termination of four interest rate hedges in 2021;
•a $1.1 million reduction in loss on extinguishment of debt attributed to the write off of unamortized debt issuance costs associated with the repayment of debt; and
•a $0.9 million increase attributed to business interruption proceeds.
These increases were offset by:
•a $3.7 million increase in corporate general and administrative expenses primarily attributed to employee-related expenses;
•a $1.5 million increase in income tax expense attributed to generating taxable income in 2022 after the utilization of the net operating loss carryforwards;

•a $1.4 million increase in interest expense attributed to a higher weighted-average interest rate offset by a decrease in weighted-average debt outstanding; and
•A $0.9 million increase in other operating expenses primarily attributed to franchise taxes.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders increased 137.8% and 454.0%, respectively, for the year ended December 31, 2022 compared to 2021, which was attributable to a broad-based recovery from the COVID-19 pandemic on the Company's results of operations. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income (loss) attributable to common stock and unit holders.
Portfolio Composition
As of December 31, 2022 and 2021, the Company owned 32 lodging properties with a total of 9,508 rooms and owned 34 lodging properties with a total of 9,659 rooms, respectively. As of December 31, 2020, the Company owned 35 lodging properties with a total of 10,011 rooms.
The following represents the disposition details for the properties sold in the years ended December 31, 2022, 2021 and 2020 (in thousands, except number of rooms):

Property	Date	No. of Rooms	Gross Sale Price
Kimpton Hotel Monaco Chicago	01/2022	191	$36,000
Bohemian Hotel Celebration, Autograph Collection	10/2022	115	$27,750
Kimpton Hotel Monaco Denver	12/2022	189	$69,750
Total for the year ended December 31, 2022		495	$133,500

Marriott Charleston Town Center	11/2021	352	$5,000
Total for the year ended December 31, 2021		352	$5,000

Residence Inn Boston Cambridge	10/2020	221	$107,500
Marriott Napa Valley Hotel & Spa	10/2020	275	$100,096
Hotel Commonwealth	11/2020	245	$113,000
Renaissance Austin Hotel	11/2020	492	$70,000
Total for the year ended December 31, 2020		1,233	$390,596
The following represents our acquisitions activity for the year ended December 31, 2022 (in thousands, except number of rooms):

Property	Location	Date	No. of Rooms	Net Purchase Price
W Nashville	Nashville, TN	03/2022	346	$328,500
No hotels were acquired during the years ended December 31, 2021 and 2020.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
Number of properties at January 1	34	35	(1)
Properties acquired	1	—	1
Properties disposed	(3)	(1)	2
Number of properties at December 31	32	34	(2)
Number of rooms at January 1	9,659	10,011	(352)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	346	—	346
Rooms in properties disposed or combined during property improvements(2)	(497)	(352)	(145)
Number of rooms at December 31	9,508	9,659	(151)

Portfolio Statistics:
Occupancy(3)	62.9%	47.5%	1,540 bps
ADR(3)	$258.76	$218.41	18.5%
RevPAR(3)	$162.75	$103.64	57.0%
Hotel operating income (in thousands)(4)	$325,332	$170,141	91.2%
(1)     During the year ended December 31, 2022, we acquired the 346-room W Nashville.
(2)     During the year ended December 31, 2022, we disposed of three hotels with 495 rooms and reduced the room count by two at Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch. During the year ended December 31, 2021, we disposed of one hotel with 352 rooms.
(3)    For hotels disposed of during the period, operating results and statistics are only included through the date of the respective disposition.
(4)    Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues increased significantly compared to 2021 driven by increases in occupancy and ADR due to a broad-based recovery from the COVID-19 pandemic. Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2022	2021	Increase	% Change
Revenues:
Rooms revenues	$576,279	$377,020	$199,259	52.9%
Food and beverage revenues	337,792	173,035	164,757	95.2%
Other revenues	83,536	66,133	17,403	26.3%
Total revenues	$997,607	$616,188	$381,419	61.9%
Rooms revenues
Rooms revenues increased by $199.3 million, or 52.9%, to $576.3 million for the year ended December 31, 2022 from $377.0 million for the year ended December 31, 2021 primarily due to increases in occupancy and ADR due to a broad-based recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in rooms revenue by $23.3 million. This increase is net of a reduction of $7.2 million attributed to the sale of Marriott Charleston Town Center in November 2021, Kimpton Hotel Monaco Chicago in January 2022, Bohemian Hotel Celebration, Autograph Collection in October 2022 and Kimpton Hotel Monaco Denver in December 2022 (collectively, "the one hotel sold in 2021 and the three hotels sold in 2022").

Food and beverage revenues
Food and beverage revenues increased by $164.8 million, or 95.2%, to $337.8 million for the year ended December 31, 2022 from $173.0 million for the year ended December 31, 2021 primarily due to increases in occupancy due a broad-based recovery from the COVID-19 pandemic. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in food and beverage revenue by $18.2 million. This increase is net of a reduction of $0.9 million attributed to the one hotel sold in 2021 and the three hotels sold in 2022.
Other revenues
Other revenues increased by $17.4 million, or 26.3%, to $83.5 million for the year ended December 31, 2022 from $66.1 million for the year ended December 31, 2021 primarily due to a broad-based recovery from the COVID-19 pandemic. This increase includes $5.2 million in additional revenues from cancellation and attrition as well as $2.0 million attributed to the acquisition of W Nashville in March 2022. These increases are net of a reduction of $0.9 million attributed to the one hotel sold in 2021 and the three hotels sold in 2022.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	Increase	% Change
Hotel operating expenses:
Rooms expenses	$137,589	$93,538	$44,051	47.1%
Food and beverage expenses	224,391	125,233	99,158	79.2%
Other direct expenses	23,847	18,258	5,589	30.6%
Other indirect expenses	249,992	186,517	63,475	34.0%
Management and franchise fees	36,456	22,501	13,955	62.0%
Total hotel operating expenses	$672,275	$446,047	$226,228	50.7%
Total hotel operating expenses
Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs which have increased during the last year. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the services and amenities provided to guests.
Total hotel operating expenses increased $226.2 million, or 50.7%, to $672.3 million for the year ended December 31, 2022 from $446.0 million for the year ended December 31, 2021, primarily due to increases in occupancy and other related operating costs due to a broad-based recovery from the COVID-19 pandemic. Additionally, W Nashville contributed to the increase in hotel operating expenses by $30.3 million. The increase in total hotel operating expenses is net of a reduction of $9.7 million in hotel operating expenses attributed to the one hotel sold in 2021 and the three hotels sold in 2022.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	Increase / (Decrease)	% Change
Depreciation and amortization	$132,648	$129,393	$3,255	2.5%
Real estate taxes, personal property taxes and insurance	44,388	40,888	3,500	8.6%
Ground lease expense	2,793	1,153	1,640	142.2%
General and administrative expenses	34,250	30,564	3,686	12.1%
Gain on business interruption insurance	(2,487)	(1,602)	(885)	(55.2)%
Other operating expenses	1,070	213	857	402.3%
Impairment and other losses	1,278	30,416	(29,138)	(95.8)%
Total corporate and other expenses	$213,940	$231,025	$(17,085)	(7.4)%

Depreciation and amortization
Depreciation and amortization expense increased $3.3 million, or 2.5%, to $132.6 million for the year ended December 31, 2022 from $129.4 million for the year ended December 31, 2021. This increase was primarily attributed to the acquisition of W Nashville in March 2022, partially offset by reduction attributed to the timing of fully depreciated assets during the comparable periods and a reduction in depreciation expense related to the one hotel sold in 2021 and the three hotels sold in 2022.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $3.5 million, or 8.6%, to $44.4 million for the year ended December 31, 2022 from $40.9 million for the year ended December 31, 2021. This year-to-date increase was primarily attributed to increases in insurance premiums of $3.2 million, $2.4 million attributed for the acquisition of W Nashville in March 2022 and a $1.5 million non-recurring property tax refund received in 2021. These increases were partially offset by a $1.0 million reduction in real estate taxes and a $2.0 million reduction related to the one hotel sold in 2021 and the three hotels sold in 2022.
Ground lease expense
Ground lease expense increased $1.6 million, or 142.2%, to $2.8 million for the year ended December 31, 2022 from $1.2 million for the year ended December 31, 2021, which was primarily attributable to an increase in percentage rent in 2022, which is based on revenues at certain hotels with ground leases, compared to 2021.
General and administrative expenses
General and administrative expenses increased $3.7 million, or 12.1%, to $34.3 million for the year ended December 31, 2022 from $30.6 million for the year ended December 31, 2021 primarily due to an increase in the number of corporate employees, employee-related expenses, and increased incentive compensation.
Gain on business interruption insurance
Gain on business interruption insurance was $2.5 million for the year ended December 31, 2022, which was attributed to $1.5 million in insurance proceeds for a portion of lost income at Loews New Orleans Hotel due to the impact of Hurricane Ida in August 2021 as well as $1.0 million in proceeds for lost income for certain properties in Texas due to the impact of the Texas winter storms in February 2021. Gain on business interruption insurance was $1.6 million for the year ended December 31, 2021, which was attributed to insurance proceeds of $1.1 million for a portion of lost revenue associated with cancellations in 2020 related to the COVID-19 pandemic and lost income of $0.5 million in 2021 as a result of damage from the Texas winter storms in February 2021.
Other operating expenses
Other operating expenses increased to $1.1 million for the year ended December 31, 2022 from $0.2 million for the year ended December 31, 2021. This increase was primarily attributable to franchise tax associated with W Nashville, which was acquired in March 2022.
Impairment and other losses
We recorded impairment charges of $1.3 million and $30.4 million during years ended December 31, 2022 and 2021, respectively.
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the year ended December 31, 2022, the Company expensed hurricane-related repair and cleanup costs of $1.3 million.
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
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	Increase / (Decrease)	% Change
Non-operating income and expenses:
Gain (loss) on sale of investment properties	$27,286	$(75)	$27,361	36,481.3%
Other income (loss)	4,178	(2,297)	6,475	281.9%
Interest expense	(82,727)	(81,285)	1,442	1.8%
Loss on extinguishment of debt	(294)	(1,356)	(1,062)	(78.3)%
Income tax expense	(2,205)	(718)	1,487	207.1%
Gain (loss) on sale of investment properties
The gain on sale for the year ended December 31, 2022 was attributed to the disposition of Bohemian Hotel Celebration, Autograph Collection in October 2022 and Kimpton Hotel Monaco Denver in December 2022. For the year ended December 31, 2021, after recognizing an impairment loss of $12.6 million, we recognized a loss of $75 thousand related to the sale of Marriott Charleston Town Center in November 2021.
Other income (loss)
Other income increased $6.5 million, or 281.9%, to other income of $4.2 million for the year ended December 31, 2022 from a loss of $2.3 million for the year ended December 31, 2021. The increase was primarily attributed to a gain of $3.6 million from insurance proceeds settlements in excess of recognized losses associated with hurricane-related damage at Loews New Orleans Hotel as well as interest income of $2.2 million for the year ended December 31, 2022, offset by $1.6 million of costs associated with the termination of two interest rate hedges for the year ended December 31, 2022. Additionally, there were $2.8 million of costs associated with the termination of four interest rate hedges for the year ended December 31, 2021.
Interest expense
Interest expense increased $1.4 million, or 1.8%, to $82.7 million for the year ended December 31, 2022 from $81.3 million for the year ended December 31, 2021. The increase was primarily due to an increase in the weighted-average interest rate, partially offset by a decrease in weighted-average outstanding debt in 2022 compared to 2021. Refer to Note 6 in the consolidated financial statements included herein for further discussion.
Loss on extinguishment of debt
Loss on extinguishment of debt decreased by $1.1 million, or 78.3%, to $0.3 million for the year ended December 31, 2022 from $1.4 million for the year ended December 31, 2021. The loss on extinguishment of debt during 2022 was attributable to the write-off of unamortized debt issuance costs upon the early repayment of one mortgage loan.
The loss on extinguishment of debt during 2021 was attributable to the write off of unamortized debt issuance costs upon the early repayment of the corporate credit facility term loan that was due to mature in August 2023 and one mortgage loan.
Income tax expense
Income tax expense increased $1.5 million, or 207.1%, to $2.2 million for the year ended December 31, 2022 from $0.7 million for the year ended December 31, 2021. The increase from prior year was primarily attributed to higher taxable income related to a broad-based recovery from the COVID-19 pandemic and the acquisition of W Nashville in March 2022 coupled with an increase in the effective tax rate for 2022 compared to 2021. These increases were partially offset by the use of federal and state net operating loss carryforwards.
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
This information is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, and is incorporated herein by reference.

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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$57,630	$(146,615)	$(166,886)
Adjustments:
Interest expense	82,727	81,285	61,975
Income tax expense (benefit)	2,205	718	(15,867)
Depreciation and amortization	132,648	129,393	146,511
EBITDA	$275,210	$64,781	$25,733
Impairment of investment properties(1)	—	28,899	29,044
(Gain) loss on sale of investment properties	(27,286)	75	(93,630)
EBITDAre	$247,924	$93,755	$(38,853)
Depreciation and amortization related to corporate assets	(444)	(409)	(392)
Gain on insurance recoveries(2)	(3,550)	—	—
Loss on extinguishment of debt	294	1,356	1,625
Terminated transaction costs	—	1	994
Amortization of share-based compensation expense(3)	11,411	11,615	10,930
Non-cash ground rent and straight-line rent expense	44	118	145
Other income attributed to forfeited deposits from terminated transactions(4)	—	—	(28,750)
Other non-recurring expenses(5)	1,309	1,622	2,568
Adjusted EBITDAre attributable to common stock and unit holders	$256,988	$108,058	$(51,733)
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
(2)    During the year ended December 31, 2022, we recorded $3.6 million of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income (loss) on the consolidated statement of operations and comprehensive income (loss) for the period then ended.
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
(5)    During the years ended December 31, 2022, we recorded hurricane-related repair and cleanup costs of $1.3 million. During the year ended December 31, 2021, we recorded estimated hurricane-related repair and cleanup costs of $1.1 million related to the damage sustained at Loews New Orleans Hotel during Hurricane Ida. Additionally, during the year ended December 31, 2021, we recorded Texas winter storm-related repair and cleanup costs of $0.4 million at two hotels. For the year ended December 31, 2020, we incurred $1.8 million of non-recurring expenses for severance related costs in connection with the reduction in corporate personnel. In addition, during the year ended December 31, 2020, we incurred non-recurring legal costs of $0.7 million to amend the terms of our debt.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$57,630	$(146,615)	$(166,886)
Adjustments:
Depreciation and amortization related to investment properties	132,204	128,984	146,119
Impairment of investment properties(1)	—	28,899	29,044
(Gain) loss on sale of investment property	(27,286)	75	(93,630)
FFO attributable to common stock and unit holders	$162,548	$11,343	$(85,353)
Reconciliation to Adjusted FFO
Gain on insurance recoveries(2)	(3,550)	—	—
Loss on extinguishment of debt	294	1,356	1,625
Terminated transaction costs	—	1	994
Loan related costs, net of adjustment related to non-controlling interests(3)	5,260	5,952	3,874
Amortization of share-based compensation expense(4)	11,411	11,615	10,930
Non-cash ground rent and straight-line rent expense	44	118	145
Other income attributed to forfeited deposits from terminated transactions(5)	—	—	(28,750)
Other non-recurring expenses (income)(6)	1,309	1,622	2,568
Adjusted FFO attributable to common stock and unit holders	$177,316	$32,007	$(93,967)
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
(2)    During the year ended December 31, 2022, we recorded $3.6 million of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income (loss) on the consolidated statement of operations and comprehensive income (loss) for the period then ended.
(3)    Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(4)    During the year ended December 31, 2020, we reduced our corporate office staffing levels in order to preserve capital over the long-term as a result of the material adverse impact the COVID-19 pandemic has had on our results of operations. As a result, during the year ended December 31, 2020, we incurred $1.6 million of accelerated amortization of share-based compensation expense.
(5)    During the year ended December 31, 2020, we recognized other income of $28.8 million as a result of forfeited deposits from terminated transactions.
(6)    During the year ended December 31, 2022, we recorded hurricane-related repair and cleanup costs of $1.3 million. During the year ended December 31, 2021, we recorded estimated hurricane-related repair and cleanup costs of $1.1 million related to the damage sustained at Loews New Orleans Hotel during Hurricane Ida. Additionally, during the year ended December 31, 2021, we recorded Texas winter storm-related repair and cleanup costs of $0.4 million at two hotels. For the year ended December 31, 2020, we incurred $1.8 million of non-recurring expenses for severance related costs in connection with the reduction in corporate personnel. In addition, during the year ended December 31, 2020, we incurred non-recurring legal costs of $0.7 million to amend the terms of our debt.

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
Liquidity
As of December 31, 2022, we had $305.1 million of consolidated cash and cash equivalents and $60.8 million of restricted cash and escrows. The restricted cash as of December 31, 2022 primarily consisted of $46.3 million related to FF&E reserves as required per the terms of our management and franchise agreements, $8.2 million in deposits made for capital projects, cash held in restricted escrows of $4.2 million primarily for real estate taxes and mortgage escrows and $2.1 million for disposition-related holdbacks.
In February 2022, the availability under our revolving credit facility decreased to $450 million through its maturity in February 2024. As of December 31, 2022, there was no outstanding balance on our revolving credit facility and the full $450 million was available to be borrowed.
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “Revolving Line of Credit”), a $125 million term loan (the "Term Loan $125M") and a $100 million delayed draw term loan (the “Term Loan $100M” and, together with the Term Loan $125M, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (the “2023 Credit Agreement”). The Revolving Line of Credit and the Term Loan $125M refinanced in full our existing corporate credit facilities and, as a result of such refinancing, the pledges of equity of certain subsidiaries securing obligations under the Amended Credit Agreements and the Senior Notes were released. The Term Loan $100M was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio. The 2023 Term Loans mature in March 2026, can be extended up to an additional year, and bear interest rates consistent with the pricing grid on the Revolving Line of Credit. Additionally, in January 2023, we amended the mortgage loan collateralized by Andaz Napa to update the variable index on the $55 million loan from LIBOR-based to Term SOFR and extend the maturity date through January 2028.
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
Debt and Loan Covenants
As of December 31, 2022, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.65%. Our weighted-average debt maturity as of December 31, 2022 was 2.8 years for our mortgage loans, 4.2 years for our corporate credit facility term loan, the Senior Notes, and revolving credit facility and 3.9 years for all debt.
Debt as of December 31, 2022 and December 31, 2021 consisted of the following (dollars in thousands):

	Rate Type		Rate(1)		Maturity Date	December 31, 2022	December 31, 2021
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	(2)	7.03%		8/14/2024	$99,590	$100,000
Andaz Napa	Variable	(3)	6.29%		9/13/2024	54,560	55,640
The Ritz-Carlton, Pentagon City	Fixed	(4)	—%		—	—	65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026	55,685	56,796
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027	110,153	112,102
Total Mortgage Loans			5.64%	(5)		$319,988	$389,538
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Variable	(6)	5.84%		9/13/2024	125,000	125,000
Revolving Credit Facility	Variable	(7)	6.14%		2/28/2024	—	—
Total Corporate Credit Facilities						$125,000	$125,000
2020 Senior Notes $500M	Fixed		6.38%		8/15/2025	500,000	500,000
2021 Senior Notes $500M	Fixed		4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)						(15,883)	(20,307)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.65%	(5)		$1,429,105	$1,494,231
(1)The rates shown represent the annual interest rates as of December 31, 2022. The variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which was applicable as of December 31, 2022. Effective as of January 10, 2023, the variable index for the corporate credit facilities is adjusted Term SOFR, subject to a zero basis point floor, as further described under "Part II-Item. 7 Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources - Corporate Credit Facilities."
(2)A variable interest rate loan for which the interest rate was fixed through October 2022, after which the rate reverted to variable index based on Term SOFR. This mortgage loan was repaid in full in January 2023.
(3)A variable interest rate loan for which the interest rate was fixed on $25 million of the balance through October 2022, after which the rate reverted to a variable index based on one-month LIBOR. In January 2023, the Company amended this mortgage loan to update the variable index from one-month LIBOR to Term SOFR and extend the maturity date through January 2028.
(4)A variable interest rate loan for which the interest rate was fixed through January 2023. The outstanding balance of this mortgage loan was repaid in January 2022 and the two interest rate swaps associated with this loan were terminated in connection with the repayment.
(5)Represents the weighted-average interest rate as of December 31, 2022.
(6)The spread to LIBOR varied based on the Company's leverage ratio. The applicable interest rate was set to the highest level of grid-based pricing during the covenant waiver period, however, with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022, the Company exited the covenant waiver period and the applicable interest rate reverted to pricing based on the Company's leverage ratio. In

January 2023, the corporate credit facility term loan was refinanced with a new $225 million term loan, consisting of a $125 million initial term loan and a $100 million delayed draw term loan and, effective as of January 10, 2023, the spread to adjusted Term SOFR varies based on the Company’s leverage ratio, as further described under “Part II-Item. 7 Management's Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources – Corporate Credit Facilities.”
(7)Commitments under the revolving credit facility totaled $523 million through February 2022, after which the total commitments decreased to $450 million through the date of the refinancing of the revolving credit facility in January 2023. The spread to LIBOR varied based on the Company's leverage ratio. The applicable interest rate was set to the highest level of grid-based pricing during the covenant waiver period, however, with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022, the Company exited the covenant waiver period and the applicable interest rate reverted to pricing based on the Company's leverage ratio. The revolving credit facility was refinanced with a new $450 million revolving line of credit and, effective as of January 10, 2023, the spread to adjusted Term SOFR varies based on the Company’s leverage ratio, as further described under “Part II-Item. 7 Management's Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources – Corporate Credit Facilities.”
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
In January 2022, we repaid in full the $65.0 million outstanding balance on the mortgage loan collateralized by The Ritz-Carlton, Pentagon City. In January 2023, we amended the mortgage loan collateralized by Andaz Napa to update the variable index on the $55 million loan from LIBOR-based to Term SOFR and extend the maturity date through January 2028.
Corporate Credit Facilities
We previously entered into (i) a revolving credit facility pursuant to an Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, by and among XHR LP (the "Borrower"), the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) and (ii) a term loan facility pursuant to a Term Loan Agreement, dated as of September 13, 2017, by and among the Borrower, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent (the “Term Loan Agreement” and, together with the Revolving Credit Agreement, the “Credit Agreements”).
In 2020 and 2021, we entered into amendments to our Credit Agreements (collectively, the “Credit Agreement Amendments”, and the Credit Agreements as so amended, the “Amended Credit Agreements”), which, among other things, (i) relieved the Borrower’s compliance with certain covenants under the Amended Credit Agreements until the date that financial statements were required to be delivered thereunder for the fiscal quarter ending June 30 2022 (the "covenant waiver period"), (ii) modified certain financial covenants, once quarterly testing resumed, through the second quarter of 2023 (the “permitted variations period”), (iii) required compliance with certain additional mandatory prepayment requirements and covenants during the covenant waiver period, including affirmative covenants related to the pledge of equity of certain subsidiaries and a minimum liquidity financial covenant and (iv) imposed restrictions on certain acquisitions, investments, capital expenditures, ground leases and distributions.
We determined that we met the modified financial covenants for the quarter ended June 30, 2022 and delivered the compliance certificates demonstrating such compliance under the Amended Credit Agreements and, as a result, are no longer subject to the additional restrictions and covenants that applied during the covenant waiver period, other than in respect of certain restrictions and covenants related to the pledge of equity of certain subsidiaries which remained applicable until the end of the permitted variations period.
As of December 31, 2022, there was no outstanding balance on the revolving credit facility. During the years ended December 31, 2022, 2021 and 2020, the Company incurred unused commitment fees of approximately $1.4 million, $1.4 million and $0.5 million, respectively. During the year ended December 31, 2022, the Company did not incur interest expense on the revolving credit facility, and incurred interest expense of $1.9 million and $8.6 million during the years ended December 31, 2021 and 2020, respectively.
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the "Revolving Line of Credit”), a $125 million term loan (the "Term Loan $125M") and a $100 million delayed draw term loan (the “Term Loan $100M” and, together with the Term Loan $125M, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (the “2023 Credit Agreement”). The Revolving Line of Credit and the Term Loan $125M refinanced in full our existing corporate credit facilities, and as a result of such refinancing, the pledges of equity of certain subsidiaries securing obligations under the Amended Credit Agreements and the Senior Notes were released. The Term Loan $100M was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August

2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio. The 2023 Term Loans mature in March 2026, can be extended up to an additional year, and bear interest rates consistent with the pricing grid on the Revolving Line of Credit.
Senior Notes
We issued $500 million of 6.375% Senior Notes (the "2020 Senior Notes") during the year ended December 31, 2020. In May 2021, we issued $500 million of 4.875 Senior Notes due in 2029 (the "2021 Senior Notes" and together with the 2020 Senior Notes, the "Senior Notes").
The indentures governing the Senior Notes contain customary covenants that limit our ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures. In addition, the indentures governing the Senior Notes require us to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by us and certain of our subsidiaries that incur or guarantee any indebtedness under our corporate credit facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness (each, a “subsidiary guarantor” and together with the Company, the “guarantors”). The collateral securing the Senior Notes was released in full in connection with the entry into the 2023 Credit Agreement and the refinancing of the obligations under the Amended Credit Agreements. Accordingly, on and after January 10, 2023, the Senior Notes constituted unsecured obligations.
We may redeem the 2021 Senior Notes prior to June 1, 2024 at a make-whole price. After June 1, 2024, we may also redeem the Senior Notes at certain redemption prices that decline ratably to par. We may also redeem a portion of the Senior Notes with proceeds from certain equity offerings or certain support received from government authorities in connection with the COVID-19 global pandemic, subject to certain conditions.
We may, from time to time, seek to retire or purchase any of the outstanding Senior Notes through cash purchases and/or exchanges for the other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Debt Covenants
As of December 31, 2022, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans, revolving credit facility, term loans or Senior Notes.

Derivatives
In January 2022, two interest rate swaps were terminated in connection with the repayment of a $65.0 million mortgage loan. Further, our remaining interest rate swaps expired in October 2022 which increased our exposure to rising interest rates. We continuously monitor and evaluate the level of floating rate debt exposure that we have and will continue to use interest rate hedges to limit it as we determine appropriate. See "Part II-Item. 7 Management's Discussion of Financial Condition and Results of Operations - Derivative Instruments" for more information related to our hedging policy and transaction activity.
Capital Markets
We maintain an at-the-market ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, we had $200 million available for sale under the ATM Agreement.
Our Board of Directors has authorized a stock repurchase program (the "Repurchase Program"). In November 2022, the Board of Directors approved a $100 million increase to the share repurchase authorization resulting in authorization to repurchase up to $275 million of outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares.
During the year ended December 31, 2022, 1,912,794 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2021. During the year ended December 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. As of December 31, 2022, the Company had approximately $166.5 million remaining under its share repurchase authorization.
Off-Balance Sheet Arrangements

As of December 31, 2022, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts at December 31, 2022 totaled $12.1 million.
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
As of December 31, 2022 and 2021, we had a total of $46.3 million and $29.3 million, respectively, of FF&E reserves. During the year ended December 31, 2022 and 2021, we made total capital expenditures of $70.4 million and $31.8 million, respectively.
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

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
The table below presents summary cash flow information for the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$187,129	$40,763
Net cash used in investing activities	(265,393)	(24,210)
Net cash (used in) provided by financing activities	(110,057)	108,892
Net (decrease) increase in cash and cash equivalents and restricted cash	$(188,321)	$125,445
Cash and cash equivalents and restricted cash, at beginning of year	554,231	428,786
Cash and cash equivalents and restricted cash, at end of year	$365,910	$554,231
Operating
•Cash provided by operating activities was $187.1 million and $40.8 million for the year ended December 31, 2022 and 2021, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, offset by the cash paid for corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net increase to cash provided by operating activities during the year ended December 31, 2022 was primarily due to an increase in hotel operating income attributed to a broad-based recovery from the impact of the COVID-19 pandemic and the acquisition of W Nashville in March 2022, net of reductions from the one hotel sold in 2021 and the three hotels sold in 2022. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2022 and 2021.
Investing
•Cash used in investing activities was $265.4 million and $24.2 million for the year ended December 31, 2022 and 2021, respectively. Cash used in investing activities for the year ended December 31, 2022 was attributed to $328.5 million for the acquisition of W Nashville and $70.4 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $127.1 million from the dispositions of Kimpton Hotel Monaco Chicago, Bohemian Hotel Celebration, Autograph Collection and Kimpton Hotel Monaco Denver, $4.0 million of proceeds from property insurance and $2.3 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash provided by investing activities for the year ended December 31, 2021 was attributed to $31.8 million in capital improvements at our hotel properties which was partially offset by $4.7 million in net proceeds from the disposition of Marriott Charleston Town Center and $2.9 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities during the year ended December 31, 2022 was $110.1 million and cash provided by financing activities was $108.9 million during year ended December 31, 2021. Cash used in financing activities for the year ended December 31, 2022 was attributed to the repayment of mortgage debt totaling $65.0 million, the repurchase of common stock totaling $28.2 million, the payment of $11.7 million in dividends, principal payments of mortgage debt totaling $4.6 million and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million. Cash provided by financing activities for the year ended December 31, 2021 was attributed to $500.0 million in proceeds from the issuance of the 2021 Senior Notes, offset by the repayment of the revolving credit facility of $163.1 million, the repayment of the corporate credit facility term loan maturing in 2023 totaling $150.0 million, the repayment of mortgage debt totaling $56.8 million, payment of loan fees and issuance costs of $10.2 million, principal payments of mortgage debt totaling $6.0 million, redemption of Operating Partnership Units for common stock and cash of $4.1 million, and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.9 million.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. While we do not currently have any derivative instruments, we have had and, in the future, may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk in accordance with the criteria of the hedging policy approved by our Board of Directors. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. We anticipate that our interest rate hedges will be highly effective because the terms of the derivative instruments closely match the terms of the related hedged debt agreements. As such, periodic changes in the fair value of these derivatives are expected to be reflected in other comprehensive income (loss) in our consolidated financial statements. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with well-known creditworthy financial institutions.
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
Inflation
We rely on the performance of our hotels to increase revenues in order to keep pace with inflation. Generally, our third-party management companies possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures and prevailing economic conditions may limit the ability of our third-party management companies to raise rates faster than inflation or even at the same rate.
Inflation may affect our expenses, including, without limitation, by increasing costs such as wages, benefits, food, taxes, property and casualty insurance, borrowing costs, utilities, the cost of capital expenditures, etc. Inflation may also reduce the demand for travel, levels of spending in transient or group business and leisure segments, and levels of consumer confidence. In addition, our hotel expenses may increase at higher rates than hotel revenue.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. The impact of the COVID-19 pandemic and subsequent recovery has and may continue to disrupt our historical seasonal patterns.
Subsequent Events
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the "Revolving Line of Credit"), a $125 million term loan (the "Term Loan $125M") and a $100 million delayed draw term loan (the “Term Loan $100M” and, together with the Term Loan $125M, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (the “2023 Credit Agreement”). The Revolving Line of Credit and the Term Loan $125M refinanced in full our existing corporate credit facilities, and as a result of such refinancing, the pledges of equity of certain subsidiaries securing obligations under the Amended Credit Agreements and the Senior Notes were released. The Term Loan $100M was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio. The 2023 Term Loans mature in March 2026, can be extended up to an additional year, and bear interest rates consistent with the pricing grid on the Revolving Line of Credit.
Additionally, in January 2023, we amended the mortgage loan collateralized by Andaz Napa to update the variable index from LIBOR-based to Term SOFR and extend the maturity date through January 2028.
In January and February 2023, 1,038,543 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.20 per share for an aggregate purchase price of $14.7 million.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying consolidated financial statements included herein this Annual Report for additional information related to recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of December 31, 2022 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $2.8 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2021 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.3 million per annum. The decrease from prior period was driven by the management's efforts to repay or refinance variable rate debt with fixed rate debt.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates. In the past, we have used and, may in the future, use interest rate hedges to managing our exposure to interest rates. Refer to Note 6 in the consolidated financial statements included herein this Annual Report for our mortgage debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2022, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt	$3,205	$3,355	$503,512	$54,379	$101,386	$500,000	$1,165,837	$1,063,944
Variable rate debt	2,333	276,818	—	—	—	—	279,151	277,914
Total	$5,538	$280,173	$503,512	$54,379	$101,386	$500,000	$1,444,988	$1,341,858
Weighted-average interest rate on debt:
Fixed rate debt	4.59%	4.59%	6.36%	4.53%	4.63%	4.88%	5.48%	5.94%
Variable rate debt	6.69%	6.35%	—%	—%	—%	—%	6.35%	7.43%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs of $15.9 million as of December 31, 2022.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure on Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of Principal Executive Officer and our Principal Financial Officer has evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2022, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

2.2 ++
Purchase and Sale Agreement dated as of February 25, 2022, and among Nashville Gulch Hotel LLC and XHR Acquisitions, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 3, 2022)

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

3.5	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

4.1*	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Indenture, dated August 18, 2020, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.3	Form of 6.375% Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.4	Amendment No. 2 to Amended and Restated Revolving Credit Facility, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.5	Amendment No. 4 to Term Loan Agreement, dated July 30, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.6	Amendment No. 3 to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.7	Amendment No. 5 to Term Loan Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.8	Facility Increase Joinder to Amended and Restated Revolving Credit Agreement, dated October 14, 2020, among XHR LP, as borrower, Company and certain subsidiaries of the Company party thereto as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on October 20, 2020)

4.9	Amendment No. 4 to Amended and Restated Revolving Credit Agreement, dated May 20, 2021, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.10	Amendment No. 6 to Term Loan Agreement, dated May 20, 2021, among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.11	Indenture, dated May 27, 2021, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.12	Form of 4.875% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of XHR LP dated October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on October 31, 2019)

10.3	Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, among XHR LP, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.4	Amended and Restated Parent Guaranty, dated as of January 11, 2018, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 12, 2018)

10.5	Amended and Restated Subsidiary Guaranty, dated as of January 11, 2018, by certain subsidiaries of XHR LP for the benefit of JPMorgan Chase Bank, N.A., as administrative agent for the lenders (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.6	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, JP Morgan Chase Bank, N.A., as administrative agent, the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.7	Amendment No. 3 to Term Loan Agreement, dated as of June 30, 2020, by and among XHR LP, as borrower, Company and certain subsidiaries of the Company, as guarantors, KeyBank National Association, as administrative agent, the lenders party thereto and other parties party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on July 6, 2020)

10.8	Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among XHR LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 11, 2023)

10.9	Parent Guaranty, dated as of January 10, 2023, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 11, 2023)

10.10+	Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.11+	First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.12+	Form of Class A Performance LTIP Unit Agreement (2017) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.13+	Form of Time-Based LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.14+	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.15	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.16+	Form of LTIP Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.17+	Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.18+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.19+	Xenia Hotels & Resorts, Inc. Retirement Policy dated as of February 18, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.20+	Form Time-Based Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.21+	Form Performance-Based Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.22+	Form Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.23+	Form of Class A Performance Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.24+	Form of Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on June 8, 2020)

10.25+	Second Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.26+	Third Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Chairman and Chief Executive Officer
Date:	March 1, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Chairman and Chief Executive Officer (principal executive officer)	March 1, 2023
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 1, 2023
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	March 1, 2023
Name:	Joseph T. Johnson

By:	/s/ DENNIS D. OKLAK	Lead Director	March 1, 2023
Name:	Dennis D. Oklak

By:	/s/ JOHN H. ALSCHULER, JR.	Director	March 1, 2023
Name:	John H. Alschuler, Jr.

By:	/s/ KEITH E. BASS	Director	March 1, 2023
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	March 1, 2023
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	March 1, 2023
Name:	Beverly K. Goulet

By:	/s/ ARLENE ISAACS-LOWE	Director	March 1, 2023
Name:	Arlene Isaacs-Lowe

By:	/s/ MARY ELIZABETH McCORMICK	Director	March 1, 2023
Name:	Mary Elizabeth McCormick

By:	/s/ TERRENCE O. MOOREHEAD	Director	March 1, 2023
Name:	Terrence O. Moorehead

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of the estimated hold periods for investments in hotel properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of hotel properties whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be fully recoverable. As of December 31, 2022, investments in hotel properties were $2.6 billion.
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
•inquiring of Company officials
•obtaining written representations regarding status of potential plans to dispose of hotel properties
•reading minutes of the meetings of the Company's Board of Directors
•reading external communications with investors.
Evaluation of the fair value of land in the W Nashville hotel acquisition
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company acquired the W Nashville hotel for approximately $328.5 million during the year ended December 31, 2022. The Company determined the acquisition to be an asset acquisition and recognized the individual assets and liabilities acquired at cost using a relative fair value allocation as of the acquisition date.
We identified the evaluation of the fair value of land in the W Nashville hotel acquisition as a critical audit matter. Challenging auditor judgment, including specialized skills and knowledge, was required to identify comparable land sales within the pertinent market areas and to evaluate adjustments made to the selling prices of such transactions to account for differences in property attributes in the Company's determination of the fair value of land.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company's evaluation of the population of comparable transactions and the adjustments to the comparable market transactions for differences in property attributes. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating market comparable transactions, including adjustments to the selling prices of such transactions, used by the Company in the determination of fair value
•independently obtaining third-party audit evidence of comparable sales transactions from industry sources, including information about the transaction prices and features of the comparable assets, and compared this evidence to the Company's fair value of land acquired.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Orlando, Florida
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Xenia Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Orlando, Florida
March 1, 2023

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2022 and 2021
(Dollar amounts in thousands)

	December 31, 2022	December 31, 2021
Assets
Investment properties:
Land	$460,536	$431,427
Buildings and other improvements	3,086,785	2,856,671
Total	$3,547,321	$3,288,098
Less: accumulated depreciation	(945,786)	(888,717)
Net investment properties	$2,601,535	$2,399,381
Cash and cash equivalents	305,103	517,377
Restricted cash and escrows	60,807	36,854
Accounts and rents receivable, net of allowance for doubtful accounts	37,562	28,528
Intangible assets, net of accumulated amortization (Note 5 and Note 8)	5,060	5,446
Other assets	69,988	65,109
Assets held for sale	—	34,621
Total assets	$3,080,055	$3,087,316
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 6)	$1,429,105	$1,494,231
Accounts payable and accrued expenses	107,097	84,051
Distributions payable	11,455	89
Other liabilities	72,390	68,559
Liabilities associated with assets held for sale	—	2,305
Total liabilities	$1,620,047	$1,649,235
Commitments and Contingencies (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 112,519,672 and 114,306,727 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,126	1,143
Additional paid in capital	2,063,273	2,090,393
Accumulated other comprehensive loss	—	(4,089)
Accumulated distributions in excess of net earnings	(623,216)	(656,461)
Total Company stockholders' equity	$1,441,183	$1,430,986
Non-controlling interests	18,825	7,095
Total equity	$1,460,008	$1,438,081
Total liabilities and equity	$3,080,055	$3,087,316
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rooms revenues	$576,279	$377,020	$217,960
Food and beverage revenues	337,792	173,035	105,857
Other revenues	83,536	66,133	45,959
Total revenues	$997,607	$616,188	$369,776
Expenses:
Rooms expenses	137,589	93,538	71,986
Food and beverage expenses	224,391	125,233	93,487
Other direct expenses	23,847	18,258	12,996
Other indirect expenses	249,992	186,517	161,418
Management and franchise fees	36,456	22,501	11,646
Total hotel operating expenses	$672,275	$446,047	$351,533
Depreciation and amortization	132,648	129,393	146,511
Real estate taxes, personal property taxes and insurance	44,388	40,888	50,955
Ground lease expense	2,793	1,153	2,031
General and administrative expenses	34,250	30,564	29,994
Gain on business interruption insurance	(2,487)	(1,602)	—
Other operating expenses	1,070	213	1,402
Impairment and other losses	1,278	30,416	29,044
Total expenses	$886,215	$677,072	$611,470
Operating income (loss)	$111,392	$(60,884)	$(241,694)
Gain (loss) on sale of investment properties	27,286	(75)	93,630
Other income (loss)	4,178	(2,297)	28,911
Interest expense	(82,727)	(81,285)	(61,975)
Loss on extinguishment of debt	(294)	(1,356)	(1,625)
Net income (loss) before income taxes	$59,835	$(145,897)	$(182,753)
Income tax (expense) benefit	(2,205)	(718)	15,867
Net income (loss)	$57,630	$(146,615)	$(166,886)
Net (income) loss attributable to non-controlling interests	$(1,708)	$3,098	$3,556
Net income (loss) attributable to common stockholders	$55,922	$(143,517)	$(163,330)

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) - Continued
For the Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Basic and diluted earnings (loss) per share
Net income (loss) per share available to common stockholders	$0.49	$(1.26)	$(1.44)
Weighted-average number of common shares (basic)	114,068,733	113,801,862	113,489,015
Weighted-average number of common shares (diluted)	114,418,177	113,801,862	113,489,015

Comprehensive Income (Loss):
Net income (loss)	$57,630	$(146,615)	$(166,886)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	2,932	2,991	(18,133)
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	1,600	7,597	7,969
	$62,162	$(136,027)	$(177,050)
Comprehensive income (loss) attributable to non-controlling interests:
Comprehensive (income) loss attributable to non-controlling interests	$(2,151)	$2,846	$3,891
Comprehensive income (loss) attributable to the Company	$60,011	$(133,181)	$(173,159)
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Distributions in Excess of Net Earnings	Non-controlling Interests of Operating Partnership	Total
Balance at December 31, 2019	112,670,757	$1,127	$2,060,924	$(4,596)	$(318,434)	$36,137	$1,775,158
Net income (loss)	—	—	—	—	(163,330)	(3,556)	(166,886)
Repurchase of common shares, net	(165,516)	(2)	(2,262)				(2,264)
Dividends, common share / units ($0.275)	—	—	—	—	(31,238)	(323)	(31,561)
Share-based compensation	176,229	2	3,277	—	—	8,643	11,922
Shares redeemed to satisfy tax withholding on vested share-based compensation	(48,489)	(1)	(718)	—	—	—	(719)
Redemption of Operating Partnership Units	1,122,532	12	19,143	—	—	(27,778)	(8,623)
Other comprehensive income (loss):
Unrealized loss on interest rate derivative instruments	—	—	—	(17,611)	—	(522)	(18,133)
Reclassification adjustment for amounts recognized in net loss	—	—	—	7,782	—	187	7,969
Balance at December 31, 2020	113,755,513	1,138	2,080,364	(14,425)	(513,002)	12,788	1,566,863
Net income (loss)	—	—	—	—	(143,517)	(3,098)	(146,615)
Share-based compensation	205,806	2	3,399	—	58	8,834	12,293
Shares redeemed to satisfy tax withholding on vested share-based compensation	(54,514)	(1)	(959)	—	—	—	(960)
Redemption of Operating Partnership Units	399,922	4	7,589	—	—	(11,681)	(4,088)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	2,923	—	68	2,991
Reclassification adjustment for amounts recognized in net loss	—	—	—	7,413	—	184	7,597
Balance at December 31, 2021	114,306,727	1,143	2,090,393	(4,089)	(656,461)	7,095	1,438,081
Net income (loss)	—	—	—	—	55,922	1,708	57,630
Repurchase of common shares, net	(1,912,794)	(19)	(28,181)	—	—	—	(28,200)
Dividends, common share / units ($0.20)	—	—	—	—	(22,677)	(407)	(23,084)
Share-based compensation	176,459	2	1,821	—		9,986	11,809
Shares redeemed to satisfy tax withholding on vested share-based compensation	(50,720)	—	(760)	—	—	—	(760)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	2,535	—	397	2,932
Reclassification adjustment for amounts recognized in net income	—	—	—	1,554	—	46	1,600
Balance at December 31, 2022	112,519,672	$1,126	$2,063,273	$—	$(623,216)	$18,825	$1,460,008
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$57,630	$(146,615)	$(166,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	132,113	128,323	143,941
Non-cash ground rent and amortization of other intangibles	535	1,070	2,613
Amortization of debt premiums, discounts, and financing costs	5,260	5,952	3,874
Loss on extinguishment of debt	294	1,356	1,625
(Gain) loss on sale of investment properties	(27,286)	75	(93,630)
Impairment and other losses	—	28,899	29,044
Gain on insurance recoveries	(3,550)	—	—
Share-based compensation expense	11,411	11,615	10,930
Deferred interest expense	(409)	—	3,451
Other non-cash adjustments	—	—	508
Changes in assets and liabilities:
Accounts and rents receivable	(8,920)	(19,676)	27,352
Other assets	(6,760)	(3,693)	(12,459)
Accounts payable and accrued expenses	22,485	24,062	(23,289)
Other liabilities	4,326	9,395	(4,796)
Net cash provided by (used in) operating activities	$187,129	$40,763	$(77,722)
Cash flows from investing activities:
Purchase of investment properties	(328,493)	—	—
Capital expenditures	(70,376)	(31,819)	(69,228)
Proceeds from sale of investment properties	127,119	4,717	320,416
Proceeds from property insurance	4,017	—	—
Performance guaranty payments	2,340	2,892	3,000
Net cash (used in) provided by investing activities	$(265,393)	$(24,210)	$254,188
Cash flows from financing activities:
Payoff of mortgage debt	(65,000)	(56,750)	(51,000)
Principal payments of mortgage debt	(4,550)	(5,991)	(2,215)
Principal payments on Corporate Credit Facility Term Loan	—	(150,000)	(300,000)
Proceeds from draws on the Revolving Credit Facility	—	—	340,000
Payments on the Revolving Credit Facility	—	(163,093)	(336,907)
Proceeds from Senior Notes	—	500,000	500,500
Payment of loan fees and issuance costs	—	(10,233)	(18,143)
Repurchase of common shares	(28,200)	—	(2,264)
Redemption of Operating Partnership Units	—	(4,088)	(8,623)
Dividends and dividend equivalents	(11,680)	(54)	(63,162)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(627)	(899)	(812)
Net cash (used in) provided by financing activities	$(110,057)	$108,892	$57,374
Net (decrease) increase in cash and cash equivalents and restricted cash	(188,321)	125,445	233,840
Cash and cash equivalents and restricted cash, at beginning of year	554,231	428,786	194,946
Cash and cash equivalents and restricted cash, at end of year	$365,910	$554,231	$428,786

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2022, 2021 and 2020
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$305,103	$517,377	$389,823
Restricted cash	60,807	36,854	38,963
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$365,910	$554,231	$428,786

The following represents cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$77,487	$74,022	$43,961
Cash paid for income taxes	2,165	274	1,621

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$1,510	$848	$2,022
Distributions payable	11,455	89	202
Mortgage assumed by buyer related to sale of investment property	—	—	60,269
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Consolidated Financial Statements
December 31, 2022
1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts in the top 25 lodging markets as well as key leisure destinations in the United States ("U.S.").
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of December 31, 2022, the Company collectively owned 97.0% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 3.0% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of December 31, 2022, the Company owned 32 lodging properties with a total of 9,508 rooms (unaudited). As of December 31, 2021, the Company owned 34 lodging properties with a total of 9,659 rooms (unaudited). As of December 31, 2020, the Company owned 35 lodging properties with 10,011 rooms (unaudited).
Ongoing Recovery from COVID-19
Our hotel portfolio experienced a broad-based recovery from COVID-19 during 2022 with a continuation of strong leisure bookings and an acceleration of business transient and group demand. As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature.
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
Reclassifications
Certain prior year amounts in these consolidated financial statements have been reclassified to conform to the presentation as of and for the year ended December 31, 2022.
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

Risks and Uncertainties
As a result of the COVID-19 pandemic, the majority of the Company's hotels and resorts temporarily suspended operations for certain periods of time during 2020. All of the Company's hotels had resumed operations by the end of May 2021. While our business is experiencing broad-based recovery from the COVID-19 pandemic led by robust leisure demand and growth in group and business transient travel, future demand may be varied and uneven as the pace and consistency of the global recovery continues to progress and remains uncertain.
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
For the year ended December 31, 2022, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and San Diego, California markets that exceeded 10% of total revenues for the period then ended. For the year ended December 31, 2021, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona, San Diego, California, and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. For the year ended December 31, 2020, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. Further, over 30% of the Company's total revenues for the years ended December 31, 2022, 2021 and 2020, respectively, were concentrated in its five largest hotels. In addition, as of December 31, 2022, approximately 23%, 20%, and 12% of total rooms were located in Texas, California and Florida, respectively (unaudited). The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities, negative trends in the industry sectors that are concentrated in these markets and more severe restrictions related to the COVID-19 pandemic, that are greater than if the portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which the portfolio is concentrated. In addition, certain hotels may be subject to the effects of adverse acts of nature, such as winter storms, hailstorms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage in specific geographic locations, including in the Texas, California and Florida markets.
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
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2022, all share-based payments awards are included in permanent equity.
As of December 31, 2022, the consolidated results of the Company included the ownership interests of its Operating Partnership Units in the Operating Partnership, which are held by certain of the Company's executive officers and current or former members of its Board of Directors.
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
Direct and indirect costs that are related to the construction and improvements of investment properties are capitalized. Interest and costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. The Company did not capitalize any interest for the years ended December 31, 2022 and 2021 and capitalized $0.5 million for the year ended December 31, 2020. The Company also capitalizes project management compensation-related costs and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio, which included $2.5 million, $2.2 million, and $2.4 million and for the years ended December 31, 2022, 2021 and 2020, respectively.
Depreciation expense is computed using the straight-line method. Investment properties are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.
Per the terms of one of our management agreements, the third-party manager has guaranteed certain performance thresholds through December 31, 2023. The performance guaranty is related to one of our hotels for which the Company paid consideration to an affiliate of the respective third-party manager to take assignment of the purchase agreement in order to acquire the hotel. If performance does not meet these established thresholds, the third-party manager is required to reimburse the Company for certain fees and/or pay a performance guaranty as calculated per the terms of the respective agreement. During the years ended December 31, 2022, 2021, and 2020, the Company received $2.3 million, $2.9 million and $3.0 million, respectively, as a result of these performance thresholds not being met. The proceeds were recorded as a reduction of the initial basis in land and building and other improvements on the same pro rata basis as the original purchase price allocation and will be amortized over the respective remaining useful life.

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
Involuntary Conversion
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the year ended December 31, 2022, the Company expensed additional hurricane-related repair and cleanup costs of $1.3 million.
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
As of December 31, 2022 and 2021, the Company had goodwill of $4.9 million, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets. During the year ended December 31, 2020, the Company determined the carrying values of goodwill related to Andaz Savannah and Bohemian Hotel Savannah Riverfront, Autograph Collection, were in excess of their fair values and therefore recorded an impairment charge of $20.1 million related to these two hotels. Refer to Notes 5 and 8 for further information.

Impairment estimates
The use of projected future cash flows, both undiscounted and discounted, and estimated hold periods are based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. These assumptions and estimates about future cash flows, including the uncertainty regarding the extent and duration of the recovery from of the impact of the COVID-19 pandemic on our operations, along with the capitalization and discount rates used to determine these estimates are complex and subjective. The determination of fair value and possible subsequent impairment of long-lived investment properties and/or goodwill is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.
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
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the year ended December 31, 2022, the Company recorded insurance proceeds related to damage sustained at Loews New Orleans Hotel during Hurricane Ida. These insurance proceeds were in excess of recognized losses and resulted in a gain on insurance recovery $3.6 million for the year ended December 31, 2022, which are included in other income (loss) on the consolidated statements of operations and comprehensive income (loss) for the period then ended.
At times, the Company may be entitled to business interruption proceeds for certain properties; however, it will not record an insurance recovery receivable for these types of losses until a final settlement has been reached with the insurance company. Any insurance proceeds received in excess of insurance deductibles will be accounted for as a gain. No business interruption insurance recovery receivables were accrued as of December 31, 2022.
During the year ended December 31, 2022, the Company recognized $1.5 million in business interruption insurance proceeds for a portion of lost income at Loews New Orleans Hotel due to the impact of Hurricane Ida in August 2021 as well as $1.0 million in proceeds for lost income for certain properties in Texas due to the impact of the Texas winter storms in February 2021.
During the year ended December 31, 2021, the Company recognized $1.6 million in business interruption insurance proceeds, of which $1.1 million was attributed to lost revenue associated with cancellations in 2020 related to the COVID-19 pandemic and $0.5 million was attributed to lost income in 2021 as a result of damage from the Texas winter storms in February 2021.

These amounts are included in gain on business interruption insurance on the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
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
At December 31, 2022 and 2021, deferred financing costs related to the revolving credit facility were $7.8 million and $7.8 million, offset by accumulated amortization of $6.4 million and $5.3 million, respectively. At December 31, 2022 and 2021, deferred financing costs related to all other debt were $26.3 million and $27.6 million, offset by accumulated amortization of $10.5 million and $7.3 million, respectively.
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the consolidated balance sheet at fair value, with offsetting changes recorded to other comprehensive income (loss). The Company nets assets and liabilities when the right of offset exists. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. As of December 31, 2022, the Company did not have any derivative instruments.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2022, 2021 and 2020, comprehensive income (loss) attributable to the Company was $60.0 million, $(133.2) million and $(173.2) million, respectively. As of December 31, 2022, 2021 and 2020, the Company's accumulated other comprehensive loss was $0.0 million, $(4.1) million and $(14.4) million, respectively.
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
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board issued Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848) ("ASU 2020-04"). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. As of March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. In July 2021, the Company amended agreements on two mortgage loans replacing LIBOR with the Secured Overnight Financing Rate ("SOFR") effective September 1, 2021. In connection with these amendments, the Company elected not to reassess previous accounting determinations or dedesignate the existing hedging relationships related to the associated swaps. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. As of December 31, 2022, the Company did not have any outstanding derivative instruments. Subsequently, in January 2023, the remainder of our LIBOR-based loans were refinanced with SOFR-based rates and, accordingly, the Company no longer has any LIBOR-based debt.
3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Year Ended
Primary Markets	December 31, 2022
Orlando, FL	$129,015
Phoenix, AZ	108,750
San Diego, CA	101,527
Houston, TX	88,764
Dallas, TX	63,142
Atlanta, GA	56,939
Denver, CO	48,480
San Francisco/San Mateo, CA	48,463
Washington, DC-MD-VA	45,217
Nashville, TN	43,408
Other	263,902
Total	$997,607

Year Ended
Primary Markets	December 31, 2021
Orlando, FL	$78,359
Phoenix, AZ	70,508
San Diego, CA	64,874
Houston, TX	62,082
Atlanta, GA	36,890
Denver, CO	36,858
Dallas, TX	33,148
Washington, DC-MD-VA	25,777
Florida Keys	25,468
San Francisco/San Mateo, CA	21,903
Other	160,321
Total	$616,188

Year Ended
Primary Markets	December 31, 2020
Orlando, FL	$45,147
Phoenix, AZ	41,745
Houston, TX	33,785
San Diego, CA	26,701
Atlanta, GA	23,399
Dallas, TX	19,295
San Francisco/San Mateo, CA	18,726
Denver, CO	17,487
Washington, DC-MD-VA	15,223
California North	13,855
Other	114,413
Total	$369,776
4. Investment Properties
From time to time, we evaluate acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
During the year ended December 31, 2022, the Company acquired a fee-simple interest in the 346-room W Nashville located in Nashville, Tennessee for a purchase price of $328.5 million including acquisition costs and a $1.3 million credit related to an unfinished portion of the hotel provided by seller at closing.
The acquisition of W Nashville was funded with cash on hand and was accounted for as an asset acquisition resulting in the related acquisition costs being capitalized as part of the purchase price. The results of operations for W Nashville have been included in the Company’s consolidated statements of operations and comprehensive income (loss) since its acquisition date.
The Company recorded the identifiable assets and liabilities, including intangible assets and liabilities, acquired in the asset acquisition at the acquisition date relative fair value, which is based on the total accumulated costs of the acquisition. The following represents the purchase price allocation of the hotel acquired during the year ended December 31, 2022 (in thousands):

December 31, 2022
Land	$36,364
Buildings and improvements	264,766
Furniture, fixtures, and equipment	31,091
Intangible and other assets(1)	232
Other liability(2)	(3,960)
Total purchase price(3)	$328,493
(1)    As part of the purchase price allocation for W Nashville, the Company allocated $0.1 million to advance bookings that will be amortized over 1.3 years as well as $0.1 million allocated to food inventory.
(2)    As part of the purchase price allocation for W Nashville, the Company allocated $4.0 million to a liability associated with key money received by the seller from the third-party hotel manager. This liability will be amortized over 29.8 years and in the event of early termination is payable to the third-party hotel manager on a pro rata basis for the remaining portion of the term of the hotel management agreement.
(3)     The total cost capitalized includes acquisition costs as the transaction was accounted for as an asset acquisition.
The Company did not acquire any hotels during the year ended December 31, 2021.

Dispositions
In November 2021, the Company entered into an agreement to sell the 191-room Kimpton Hotel Monaco Chicago in Chicago, Illinois for a sale price of $36.0 million. The sale closed in January 2022 and did not result in a gain or loss after previously recording an impairment of $15.7 million during the year ended December 31, 2021. Net cash proceeds from the sale, after transaction closing costs, were $32.8 million.
In August 2022, the Company entered into an agreement to sell the 115-room Bohemian Hotel Celebration, Autograph Collection, in Celebration, Florida for a sale price of approximately $27.8 million and the buyer funded an at-risk deposit. The sale closed in October 2022 for a gain of $12.5 million. Net cash proceeds from the sale, after transaction closing costs, were $26.2 million. The Company also retained the approximately $0.7 million balance in the FF&E reserve. The recognized gain is included in gain (loss) on sale of investment properties on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.
In September 2022, the Company entered into an agreement to sell the 189-room Kimpton Hotel Monaco Denver, in Denver, Colorado for a sale price of approximately $69.8 million and the buyer funded an at-risk deposit. The sale closed in December 2022 for a gain of $14.7 million. Net cash proceeds from the sale, after transaction closing costs, were $68.1 million. The Company also retained the approximately $1.4 million balance in the FF&E reserve. The recognized gain is included in gain (loss) on sale of investment properties on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.
The following represents the disposition details for the properties sold during the years ended December 31, 2022, 2021, and 2020 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds	Gain / (Loss) on Sale
Kimpton Hotel Monaco Chicago	01/2022	191	$36,000	$32,820	$—
Bohemian Hotel Celebration, Autograph Collection	10/2022	115	27,750	26,155	12,543
Kimpton Hotel Monaco Denver	12/2022	189	69,750	68,144	14,743
Total for the year ended December 31, 2022		495	$133,500	$127,119	$27,286

Marriott Charleston Town Center	11/2021	352	$5,000	$4,717	$(75)
Total for the year ended December 31, 2021		352	$5,000	$4,717	$(75)

Residence Inn Boston Cambridge	10/2020	221	$107,500	$45,451	$55,857
Marriott Napa Valley Hotel & Spa	10/2020	275	100,096	98,684	37,944
Hotel Commonwealth	11/2020	245	113,000	109,602	(416)
Renaissance Austin Hotel	11/2020	492	70,000	66,679	245
Total for the year ended December 31, 2020		1,233	$390,596	$320,416	$93,630

The operating results for the hotels sold during the years ended December 31, 2022, 2021 and 2020 are included in the Company's consolidated financial statements as part of continuing operations as these dispositions did not represent a strategic shift or have a major effect on the Company's results of operations.

5. Intangible Assets
The following table summarizes the Company’s identified intangible assets and goodwill as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Intangible assets:
Acquired in-place lease intangibles	$54	$601
Advance bookings	1,224	2,226
Accumulated amortization	(1,068)	(2,231)
Net intangible assets	$210	$596
Goodwill	4,850	4,850
Total intangible assets, net of accumulated amortization	$5,060	$5,446
The following table summarizes the amortization related to intangible assets for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Acquired in-place lease intangibles	$111	$154
Advance bookings	$364	$856
The following table presents the amortization during the next five years and thereafter related to intangible assets at December 31, 2022 (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Acquired in-place lease intangibles	$8	$3	$—	$—	$—	$—	$11
Advance bookings	154	39	6	—	—	—	199
Total amortization	$162	$42	$6	$—	$—	$—	$210

6. Debt
Debt as of December 31, 2022 and 2021 consisted of the following (dollar amounts in thousands):

	Rate Type		Rate(1)		Maturity Date	December 31, 2022	December 31, 2021
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Variable	(2)	7.03%		8/14/2024	$99,590	$100,000
Andaz Napa	Variable	(3)	6.29%		9/13/2024	54,560	55,640
The Ritz-Carlton, Pentagon City	Fixed	(4)	—%		—	—	65,000
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026	55,685	56,796
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027	110,153	112,102
Total Mortgage Loans			5.64%	(5)		$319,988	$389,538
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Variable	(6)	5.84%		9/13/2024	125,000	125,000
Revolving Credit Facility	Variable	(7)	6.14%		2/28/2024	—	—
Total Corporate Credit Facilities						$125,000	$125,000
2020 Senior Notes $500M	Fixed		6.38%		8/15/2025	500,000	500,000
2021 Senior Notes $500M	Fixed		4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)						(15,883)	(20,307)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.65%	(5)		$1,429,105	$1,494,231
(1)The rates shown represent the annual interest rates as of December 31, 2022. The variable index for the corporate credit facilities reflects a 25 basis point LIBOR floor which was applicable as of December 31, 2022. Effective as of January 10, 2023, the variable index for the corporate credit facilities is adjusted Term SOFR, subject to a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)A variable interest rate loan for which the interest rate was fixed through October 2022, after which the rate reverted to a variable index based on Term SOFR. This mortgage loan was repaid in full in January 2023.
(3)A variable interest rate loan for which the interest rate was fixed on $25 million of the balance through October 2022, after which the rate reverted to a variable index based on one-month LIBOR. In January 2023, the Company amended this mortgage loan to update the variable index from one-month LIBOR to Term SOFR and extend the maturity date through January 2028.
(4)A variable interest rate loan for which the interest rate was fixed through January 2023. The outstanding balance of this mortgage loan was repaid in January 2022 and the two interest rate swaps associated with this loan were terminated in connection with the repayment.
(5)Represents the weighted-average interest rate as of December 31, 2022.
(6)The spread to LIBOR varied based on the Company's leverage ratio. The applicable interest rate was set to the highest level of grid-based pricing during the covenant waiver period, however, with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022, the Company exited the covenant waiver period and the applicable interest rate reverted to pricing based on the Company's leverage ratio. In January 2023, the corporate credit facility term loan was refinanced with a new $225 million term loan, consisting of a $125 million initial term loan and a $100 million delayed draw term loan and, effective as of January 10, 2023, the spread to Term SOFR varies based on the Company’s leverage ratio as further described below under "Corporate Credit Facilities".
(7)Commitments under the revolving credit facility totaled $523 million through February 2022, after which the total commitments decreased to $450 million through the date of the refinancing of the revolving credit facility in January 2023. The spread to LIBOR varied based on the Company's leverage ratio. The applicable interest rate was set to the highest level of grid-based pricing during the covenant waiver period, however, with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022, the Company exited the covenant waiver period and the applicable interest rate reverted to pricing based on the Company's leverage ratio. The revolving credit facility was refinanced with a new $450 million revolving line of credit and, effective as of January 10, 2023, the spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(8)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Of the total outstanding debt at December 31, 2022, none of the mortgage loans were recourse to the Company. The mortgage loan agreements require contributions to be made to FF&E reserves. In addition, certain quarterly financial covenants have been waived for a period of time specified in the respective amended loan agreements and certain financial covenants have been adjusted following the waiver periods.

In January 2022, the Company repaid in full the $65.0 million outstanding balance on the mortgage loan collateralized by The Ritz-Carlton, Pentagon City. Also, in January 2023, the Company amended the mortgage loan collateralized by Andaz Napa to update the variable index on the $55 million loan from LIBOR-based to Term SOFR and extend the maturity date through January 2028.
Corporate Credit Facilities
XHR LP (the "Borrower") entered into (i) a revolving credit facility pursuant to an Amended and Restated Revolving Credit Agreement, dated as of January 11, 2018, by and among the Borrower, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Revolving Credit Agreement”) and (ii) a corporate credit facility term loan pursuant to a Term Loan Agreement, dated as of September 13, 2017, by and among the Borrower, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent (the “Term Loan Agreement” and, together with the Revolving Credit Agreement, the “Credit Agreements”).
In 2020 and 2021, the Borrower entered into amendments to the Credit Agreements (collectively, the “Credit Agreement Amendments”, and the Credit Agreements as so amended, the “Amended Credit Agreements”), which, among other things, (i) relieved the Borrower’s compliance with certain covenants under the Amended Credit Agreements until the date that financial statements were required to be delivered thereunder for the fiscal quarter ending June 30 2022 (the "covenant waiver period"), (ii) modified certain financial covenants, once quarterly testing resumed, through the second quarter of 2023 (the “permitted variations period”), (iii) required compliance with certain additional mandatory prepayment requirements and covenants during the covenant waiver period, including affirmative covenants related to the pledge of equity of certain subsidiaries and a minimum liquidity financial covenant and (iv) imposed restrictions on certain acquisitions, investments, capital expenditures, ground leases and distributions.
The Company determined that it met the modified financial covenants for the quarter ended June 30, 2022 and delivered the compliance certificates demonstrating such compliance under the Amended Credit Agreements and, as a result, is no longer subject to the additional restrictions and covenants that applied during the covenant waiver period, other than in respect of certain restrictions and covenants related to the pledge of equity of certain subsidiaries which remain applicable until the end of the permitted variations period.
As of December 31, 2022, there was no outstanding balance on the revolving credit facility. During the years ended December 31, 2022, 2021 and 2020, the Company incurred unused commitment fees of approximately $1.4 million, $1.4 million and $0.5 million, respectively. During the year ended December 31, 2022, the Company did not incur interest expense on the revolving credit facility, and incurred interest expense of $1.9 million and $8.6 million during the years ended December 31, 2021 and 2020, respectively.
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “Revolving Line of Credit”), a $125 million term loan (the "Term Loan $125M") and a $100 million delayed draw term loan (the “Term Loan $100M” and, together with the Term Loan $125M, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (the “2023 Credit Agreement”). The Revolving Line of Credit and the Term Loan $125M refinanced in full the corporate credit facilities outstanding under the Amended Credit Agreements, and as a result of such refinancing, the pledges of equity of certain subsidiaries securing obligations under the Amended Credit Agreements and the Senior Notes were released. The Term Loan $100M was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio. The 2023 Term Loans mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the Revolving Line of Credit.
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
The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by the Company and certain of its subsidiaries that incur or guarantee any indebtedness under the Company’s corporate credit facilities, any additional first lien obligations, certain other bank indebtedness or any other material capital markets indebtedness. The collateral securing the Senior Notes was released in full in connection with the entry into the 2023 Credit Agreement and the refinancing of the obligations under the Amended Credit Agreements. Accordingly, on and after January 10, 2023, the Senior Notes constituted unsecured obligations.
The Operating Partnership may redeem the 2021 Senior Notes prior to June 1, 2024 at a make-whole price. After June 1, 2024, the Operating Partnership may also redeem the Senior Notes at certain redemption prices that decline ratably to par. The Operating Partnership may also redeem a portion of the Senior Notes with proceeds from certain equity offerings or certain support received from government authorities in connection with the COVID-19 global pandemic, subject to certain conditions.
The Operating partnership may, from time to time, seek to retire or purchase any of the outstanding Senior Notes through cash purchases and/or exchanges for the other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Financial Covenants
Our mortgage loans, revolving credit facility, term loans and Senior Notes contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios, such as debt service coverage ratios and loan-to-value tests. Failure of the Company to comply with its financial covenants could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions. If the Company violates the financial covenants contained in any of its mortgage loans, revolving credit facility, term loans or Senior Notes described above, the Company may attempt to negotiate waivers or amend the terms of the applicable credit agreement with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the revolving credit facility or term loans were to occur, the Company would potentially have to refinance the debt through additional debt financing, private or public offerings of debt securities or equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the debt, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow and, consequently, cash available for distribution to its stockholders.
If the Company is unable to meet mortgage payment obligations, including the payment obligation upon maturity of the mortgage borrowing, the mortgage securing the specific property could be foreclosed upon or otherwise transferred to the mortgagee with a consequent loss of income and asset value to the Company. Further, a cash trap associated with a mortgage loan may limit the overall liquidity of the Company as cash from the hotel securing such mortgage would not be available for the Company to use.
As of December 31, 2022, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans, revolving credit facility, term loan or Senior Notes.
Debt Outstanding
Debt outstanding as of December 31, 2022 and December 31, 2021 was $1,445 million and $1,515 million and had a weighted-average interest rate of 5.65% and 5.18% per annum, respectively. The following table shows scheduled debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2022	Weighted-Average Interest Rate
2023	$5,538	5.48%
2024	280,173	6.33%
2025	503,512	6.36%
2026	54,379	4.53%
2027	101,386	4.63%
Thereafter	500,000	4.88%
Total Debt	$1,444,988	5.65%
Revolving Credit Facility matures in 2024	—	6.14%
Loan premiums, discounts and unamortized deferred financing costs, net	(15,883)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,429,105	5.65%
During the year ended December 31, 2022, the Company did not capitalize deferred financing costs. As a result of the loan amendments and issuance of the 2021 Senior Notes during the year ended December 31, 2021, the Company capitalized $10.2 million of deferred financing costs. During the year ended December 31, 2020, the Company capitalized $18.1 million of deferred financing costs and expensed $0.7 million of legal fees, which were included in general and administrative expenses on the consolidated statement of operations and comprehensive income (loss) for the period then ended.
In connection with the repayment of debt during the years ended December 31, 2022, 2021 and 2020, the Company wrote-off unamortized deferred financing costs of $0.3 million, $1.4 million, and $1.6 million, respectively, which is included in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
7. Derivatives
The Company has and in the future may use interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of December 31, 2022, all interest rate swaps had expired. All prior interest rate swaps were designated as cash flow hedges and involved the receipt of variable rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments were reported in other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to currently outstanding derivatives were recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt. During the years ended December 31, 2022, 2021 and 2020, the Company terminated two, four and three interest rate swaps prior to their maturity, respectively, and incurred swap termination costs of $1.6 million, $2.8 million and $0.7 million, respectively, which are included in other income (loss) on the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Derivative instruments held by the Company with the right of offset that were in a net liability position were included in other liabilities on the consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of December 31, 2022 and 2021 (in thousands):

						December 31, 2022		December 31, 2021
Hedged Debt	Type	Fixed Rate	Index + Spread	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	—	—	50,000	(591)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	—	—	25,000	(295)
Mortgage Debt	Swap	1.84%	1-Month LIBOR	1/15/2016	10/22/2022	—	—	25,000	(297)
Mortgage Debt	Swap	1.83%	1-Month LIBOR	1/15/2016	10/22/2022	—	—	25,000	(296)
$125M Term Loan	Swap	1.91%	1-Month LIBOR	10/13/2017	9/13/2022	—	—	40,000	(445)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	—	—	40,000	(446)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	—	—	25,000	(279)
$125M Term Loan	Swap	1.92%	1-Month LIBOR	10/13/2017	9/13/2022	—	—	20,000	(223)
Mortgage Debt(1)	Swap	2.80%	1-Month LIBOR	6/1/2018	2/1/2023	—	—	24,000	(598)
Mortgage Debt(1)	Swap	2.89%	1-Month LIBOR	1/17/2019	2/1/2023	—	—	41,000	(1,061)
						$—	$—	$315,000	$(4,531)
(1)The Company terminated two interest rate swaps prior to maturity in connection with the repayment of the mortgage loan associated with The Ritz-Carlton, Pentagon City in January 2022.
The table below details the location in the consolidated financial statements of the gain (loss) recognized on derivative financial instruments designated as cash flow hedges for the years ended December 31, 2022 and 2021 (in thousands):

		Year Ended December 31,
		2022	2021
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income (Loss):
Realized loss on termination of interest rate derivative instruments	Other income (loss)	$(1,555)	$(2,779)
Gain recognized in other comprehensive income (loss)	Unrealized gain on interest rate derivative instruments	$2,932	$2,991
Gain reclassified from accumulated other comprehensive income (loss) to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss)	$1,600	$7,597
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$82,727	$81,285
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
For assets and liabilities measured at fair value on a recurring and non-recurring basis, quantitative disclosure of their fair value are included in the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurement Date
	December 31, 2022		December 31, 2021
Location on Consolidated Balance Sheets/ Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Measurements
Liabilities
Interest rate swaps(1)	$—	$—	$(4,531)	$—
Nonrecurring measurements
Net Investment Properties
Kimpton Hotel Monaco Chicago	$—	$—	$34,093	$—
(1)Interest rate swap fair values were netted as applicable per the terms of the respective master netting agreements.
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

Goodwill
Our goodwill balance and related activity as of December 31, 2022 and 2021 is as follows (in thousands):

	December 31, 2022	December 31, 2021
Goodwill	$34,352	$34,352
Cumulative Goodwill Impairment Losses	(29,502)	(29,502)
Carrying Value of Goodwill	$4,850	$4,850

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
Financial Instruments Not Measured at Fair Value
The table below represents the fair values of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2022 and 2021, respectively, (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Corporate Credit Facility Term Loans	$444,988	$429,035	$514,538	$503,265
Senior Notes	1,000,000	912,823	1,000,000	1,055,323
Revolving Credit Facility	—	—	—	—
Total	$1,444,988	$1,341,858	$1,514,538	$1,558,588
The Company estimates the fair value of its mortgages payable using a weighted-average effective interest rate of 6.24% and 5.23% per annum as of December 31, 2022 and 2021, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2022 and 2021, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

9. Income Taxes
The Company elected to be taxed and operates in a manner management believes will allow it to continue to qualify as a REIT under the Code for federal income tax purposes. To qualify as a REIT, the Company must satisfy certain requirements related to, among other things, its sources of income, composition of its assets, amounts it distributes to its stockholders and diversity of its stock ownership. So long as the Company qualifies as a REIT, it generally will not be subject to federal income tax on REIT taxable income that is distributed annually to its stockholders. Accordingly, no provision for federal income taxes has been included in the consolidated financial statements for the years ended December 31, 2022, 2021, and 2020 related to REIT taxable income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal, state and local income tax on REIT taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for four years following the failure. The Company is also subject to certain federal, state, and local taxes on its income and assets, including, (i) taxes on any undistributed income, (ii) taxes related to its TRS, (iii) certain state or local income taxes, (iv) franchise taxes, (v) property taxes and (vi) transfer taxes.
The Company has elected to treat certain of its consolidated subsidiaries (and may in the future elect to treat newly formed subsidiaries) as TRSs pursuant to the Code. TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company’s hotels are leased, through its Operating Partnership, to certain subsidiaries of the Company’s TRS. Lease revenue at the Operating Partnership and lease expense from the TRS subsidiaries are eliminated in consolidation for financial statement purposes.
For the year ended December 31, 2022 the Company recognized income tax expense of $2.2 million using an estimated federal and state statutory combined rate of 25.12%. The income tax expense was primarily related to current taxable income not offset with net operating loss carryforwards and state gross margins taxes levied on gross revenues.
For the year ended December 31, 2021, the Company recognized income tax expense of $0.7 million using an estimated federal and state statutory combined rate of 23.44%. The income tax expense was primarily attributed to state gross margins taxes levied on gross revenues. During the year ended December 31, 2021, the Company received employee retention credits of $0.8 million and its third-party managers received employee retention credits on its behalf of approximately $0.5 million.
During the year ended December 31, 2020, the Company recognized an income tax benefit of $15.9 million using an estimated federal and state statutory combined rate of 23.62%. The income tax benefit was primarily related to utilization of the net operating loss carryback provisions of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The Company expects $17.4 million in federal tax refunds related to the carryback of net operating losses generated in 2020 by its TRS. During the year ended December 31, 2020, the Company received employee retention credits of $0.5 million and its third-party managers received employee retention credits on its behalf of approximately $5.9 million.
The table below presents the provision for income taxes related to continuing operations for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(739)	$—	$17,360
State	(1,466)	(718)	(154)
Total current	$(2,205)	$(718)	$17,206
Deferred:
Federal	$—	$—	$(1,060)
State	—	—	(279)
Total deferred	$—	$—	$(1,339)
Total tax (provision) benefit	$(2,205)	$(718)	$15,867

The table below presents a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
(Provision) benefit for income taxes at statutory rate	$(12,565)	$30,235	$38,384
Tax impact related to REIT operations	10,186	(28,424)	(25,741)
Income for which no federal tax benefit was recognized	—	—	(3)
Change in federal and state valuation allowances	4,731	(3,214)	(9,399)
Impact of rate change on deferred tax balances	151	(720)	28
State tax (provision) benefit, net of federal	(1,771)	1,370	7,536
Tax benefit related to federal net operating loss carryback rate	—	—	5004
Change in federal and state valuation allowances on attributes written off	(2,929)	—	—
Other	(8)	35	58
Total tax (provision) benefit	$(2,205)	$(718)	$15,867
Deferred tax assets and liabilities are included within other assets and other liabilities in the consolidated balance sheets, respectively, and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	December 31, 2022	December 31, 2021
Net operating loss	$8,997	$14,268
Deferred income	2,458	1,905
Other	94	107
Total deferred tax assets	$11,549	$16,280
Less: Valuation allowance	(11,549)	(16,280)
Net deferred tax assets	$—	$—
The Company did not have any federal net operating loss carryforwards as of December 31, 2022. As of December 31, 2021, the Company had federal net operating loss carryforwards of $19.4 million, certain of which were subject to limitation. The Company established a $19.4 million valuation allowance as of December 31, 2021 against this amount.
The Company had state net operating loss carryforwards of $172.6 million as of December 31, 2022. As of December 31, 2021, the Company had state net operating loss carryforwards of $198.2 million, certain of which were subject to limitation. The Company established a $172.6 million and $198.2 million valuation allowance as of December 31, 2022 and 2021, respectively, against these amounts.
In addition, the Company wrote off $11.2 million of federal and state operating loss carryforwards subject to limitation under Internal Revenue Code Section 382. Due to the state Section 382 limitation, no future tax benefit will be recognized. The Company had a full valuation allowance against the limited net operating loss carryforwards and, therefore, the write off had no impact to the income statement or total income tax expense.
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

Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2022. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2022. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 or in the consolidated balance sheets as of December 31, 2022 and 2021. As of December 31, 2022, the Company’s 2022, 2021 and 2020 tax years remain subject to examination by federal and various state tax jurisdictions.
10. Stockholders' Equity
Common Stock
The Company maintains an at-the-market ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company had $200 million available for sale under the ATM Agreement. As of December 31, 2022 and 2021, the Company had accumulated offering related costs included in other assets on the consolidated balance sheets of $1.0 million and $0.7 million, respectively. These amounts will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the existing registration statement expires in August 2023.
The Company's Board of Directors has authorized a stock repurchase program (the "Repurchase Program"). In November 2022, the Board of Directors approved a $100 million increase to the share repurchase authorization resulting in authorization to repurchase up to $275 million of outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares.
During the year ended December 31, 2022, 1,912,794 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2021. During the year ended December 31, 2020, 165,516 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.68 per share for an aggregate purchase price of $2.3 million. The Company's ability to make repurchases of our common stock was limited by the provisions of the Company's amended corporate credit facilities. Those restrictions expired as a result of the Company exiting the covenant waiver period with the delivery of the compliance certificates under the corporate credit facilities for the fiscal quarter ending June 30, 2022. As of December 31, 2022, the Company had approximately $166.5 million remaining under its share repurchase authorization.
Dividends
The Company declared dividends of $0.20 per common stock totaling $22.7 million during the year ended December 31, 2022. For income tax purposes, dividends paid per share on the Company's common stock during the year ended December 31, 2022 were 100% taxable as ordinary income.
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
The Company declared dividends of $0.275 per common stock totaling $31.2 million during the year ended December 31, 2020. For income tax purposes, dividends paid per share on the Company's common stock during the year ended December 31, 2020 were 100% nontaxable return of capital.

Non-controlling Interest of Common Units in Operating Partnership
As of December 31, 2022, the Operating Partnership had 3,427,285 LTIP Units outstanding, representing a 3.0% partnership interest held by the limited partners. Of the 3,427,285 LTIP Units outstanding at December 31, 2022, 1,706,656 LTIP Units had yet to be converted or redeemed. Only vested LTIP Units may be converted to Common Units, which in turn can be tendered for redemption as described in Note 12. As of December 31, 2021, the Operating Partnership had 2,467,472 LTIP Units outstanding, representing a 2.1% partnership interest held by the limited partners.
No LTIP Units were redeemed during the year ended December 31, 2022. During the year ended December 31, 2021, 615,266 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 615,266 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 399,922 Common Units were redeemed for common stock and 215,344 Common Units were redeemed for cash totaling $4.1 million.
The Company declared distributions of $0.20 per LTIP Unit totaling $0.4 million during the year ended December 31, 2022. The Company did not declare distributions for LTIP Units during the year ended December 31, 2021.
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
The following table reconciles net income (loss) to basic and diluted EPS for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$55,922	$(143,517)	$(163,330)
Dividends paid on unvested share-based compensation	(173)	—	(150)
Undistributed earnings attributable to unvested share-based compensation	(68)	—	—
Net income (loss) available to common stockholders	$55,681	$(143,517)	$(163,480)

Denominator:
Weighted-average shares outstanding - Basic	114,068,733	113,801,862	113,489,015
Effect of dilutive share-based compensation(1)	349,444	—	—
Weighted-average shares outstanding - Diluted	114,418,177	113,801,862	113,489,015

Basic and diluted earnings (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$0.49	$(1.26)	$(1.44)
(1)During the years ended December 31, 2021 and 2020, the Company excluded 542,632 and 292,850, respectively, anti-dilutive shares from its calculation of diluted earnings per share.

12. Share-Based Compensation
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and its former parent, InvenTrust Properties Corp. ("InvenTrust") as its sole common stockholder approved, the 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units (i.e. LTIP Units) in the Operating Partnership. As of December 31, 2022, the aggregate number of shares that may be issued under the 2015 Incentive Award Plan was 2,149,257.
Restricted Stock Units Grants
The Compensation Committee of the Board of Directors granted the following awards of restricted stock units to certain Company employees for the years ended December 31, 2022, 2021 and 2020:

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
(1)     In June 2020, the Compensation Committee of the Board of Directors approved new equity awards for certain members of management which provided for the cancellation of the performance-based awards originally granted to such individuals on March 2, 2020 and the grant of new time-based awards on June 5, 2020.
Each of the time-based restricted stock awards granted in 2020 (other than the June 2020 and December 2020 time-based restricted stock units), 2021 and 2022 will vest as follows, subject to continued employment with the Company or its affiliates through each applicable vesting date: thirty-three percent (33%) on the first anniversary of the vesting commencement date, thirty-three percent (33%) on the second anniversary of the vesting commencement date, and thirty-four percent (34%) on the third anniversary of the vesting commencement date.
The June 2020 time-based restricted stock units vested in full on December 31, 2022. The December 2020 time-based restricted stock units vested in full on December 30, 2021.
The 2021 and 2022 performance-based restricted stock units are designated twenty-five percent (25%) as absolute total stockholder return ("TSR") units (the "Absolute TSR Share Units") and seventy-five percent (75%) as relative TSR share units (the "Relative TSR Share Units"). The Absolute TSR Share Units vest based on achievement of varying levels of the Company's TSR over the three-year performance period. The Relative TSR Share Units vest based on the ranking of the Company's TSR as compared to a defined peer group over the three-year performance period. Vesting of performance-based restricted stock units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.
In March 2022, with the appointment of one non-employee director to the Company's Board of Directors, and pursuant to the Company's Director Compensation Program, 451 fully vested shares of common stock were granted which had a grant date fair value of $18.50 per share.
In May 2021, with the appointment of one non-employee director to the Company's Board of Directors, and pursuant to the Company's Director Compensation Program, 5,138 fully vested shares of common stock were granted which had a grant date fair value of $19.09 per share.
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
The Compensation Committee of the Board of Directors has approved the issuance of the following LTIP Unit awards under the 2015 Incentive Award Plan to certain executives for the years ended December 31, 2022, 2021 and 2020:

Grant Date	Grant Description	Time-Based LTIP Units		Performance-Based Class A LTIP Units		Weighted-Average Grant Date Fair Value
March 2020	2020 LTIP Units	100,899		868,723	(1)	$5.79
June 2020	2020 LTIP Units	607,965	(1)	—		$12.34
March 2021	2021 LTIP Units	88,076		708,991		$11.87
February 2022	2022 LTIP Units	101,474		816,843		$10.49
(1)    In June 2020, the Compensation Committee of the Board of Directors approved new equity awards for each of the named executive officers, which provide for the cancellation of all performance-based Class A LTIP Units originally granted on March 2, 2020 and the grant of new time-based awards on June 5, 2020.
The time-based LTIP Unit awards granted in 2020 (other than the June 2020 time-based LTIP Units), 2021 and 2022 will vest as follows, subject to continued employment with the Company or its affiliates through each applicable vesting date: thirty-three percent (33%) on the first anniversary of the vesting commencement date, thirty-three percent (33%) on the second anniversary of the vesting commencement date, and thirty-four percent (34%) on the third anniversary of the vesting commencement date.
The June 2020 time-based LTIP Units vested in full on December 31, 2022.
A portion of each award of Class A LTIP Units for 2021 and 2022 were designated as a number of “base units.” Twenty-five percent (25%) of the base units were designated as absolute TSR base units, and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the base units were designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period. Vesting of Class A LTIP Units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.
Pursuant to the Director Compensation Program, the Company approved the issuance of the following fully vested LTIP Units under the 2015 Incentive Award Plan to seven of the Company's non-employee directors for the years ended December 31, 2020 and 2021 and to eight of the Company's non-employee directors for the year ended December 31, 2022:

Grant Date	Grant Description	Time-Based Grants	Grant Date Fair Value
May 2020	2020 LTIP Units	84,546	$8.28
May 2021	2021 LTIP Units	36,848	$19.00
May 2022	2022 LTIP Units	41,496	$19.28
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

The following is a summary of the unvested incentive awards as of December 31, 2022 and 2021:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2020	387,739	1,494,458	1,882,197
Granted	106,747	833,915	940,662
Vested(2)	(205,806)	(582,319)	(788,125)
Expired	(12,713)	(245,737)	(258,450)
Forfeited	(14,240)	—	(14,240)
Unvested as of December 31, 2021	261,727	1,500,317	1,762,044
Granted	148,303	959,813	1,108,116
Vested(2)	(176,459)	(739,501)	(915,960)
Forfeited	(8,894)	—	(8,894)
Unvested as of December 31, 2022	224,677	1,720,629	1,945,306
Weighted-average fair value of unvested shares/units	$15.80	$11.09	$11.64
(1)Includes time-based LTIP Units and Class A LTIP Units.
(2)During the years ended December 31, 2022 and 2021, the Company redeemed 50,720 and 54,514, respectively, shares of common stock to satisfy federal and state tax withholding requirements on the vesting of restricted stock units under the 2015 Incentive Award Plan.
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
During the year ended December 31, 2022, the Company recognized approximately $10.6 million of share-based compensation expense (net of forfeitures) related to restricted stock units and LTIP Units provided to certain of its executive officers and other members of management and employees. In addition, during the year ended December 31, 2022, the Company recognized $0.8 million of share-based compensation expense related to the LTIP Units that were provided to the non-employee directors and capitalized approximately $0.4 million (net of forfeitures) related to restricted stock units provided to certain members of management who oversee development and capital projects on behalf of the Company. As of December 31, 2022, there was $12.1 million of total unrecognized compensation costs related to unvested restricted stock units, Class A LTIP Units and time-based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.64 years.
During the year ended December 31, 2021, the Company recognized approximately $10.8 million of share-based compensation expense (net of forfeitures) related to restricted stock units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the year ended December 31, 2021 the Company recognized $0.8 million of share-based compensation expense related to LTIP Units that were provided to the non-employee directors and capitalized approximately $0.6 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company.
During the year ended December 31, 2020, the Company recognized approximately $10.9 million of share-based compensation expense (net of forfeitures) related to restricted stock units and LTIP Units provided to certain of its current or former executive officers and other members of management. In addition, during the year ended December 31, 2020 the Company recognized $0.7 million of share-based compensation related to LTIP Units that were provided to the non-employee directors and capitalized approximately $1.0 million related to restricted stock units provided to certain members of management that oversee development and capital projects on behalf of the Company. Share-based compensation expense during the year ended December 31, 2020 included $1.6 million of accelerated share-based compensation for reductions in corporate personnel as a result of the COVID-19 pandemic.

13. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the year ended December 31, 2022 (dollar amounts in thousands):

December 31, 2022
Weighted-average remaining lease term, including reasonably certain extension options(1)	20 years
Weighted-average discount rate	5.72%

ROU asset(2)	$18,713
Lease liability(3)	$19,888

Operating lease rent expense	$2,146
Variable lease costs	3,802
Total rent and variable lease costs	$5,948
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the consolidated balance sheet as of December 31, 2022.
(3)The lease liability is included in other liabilities on the consolidated balance sheet as of December 31, 2022.

The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of December 31, 2022 (in thousands):

December 31, 2022
2023	$2,157
2024	2,171
2025	2,186
2026	2,202
2027	2,218
Thereafter	25,495
Total undiscounted lease payments	$36,429
Less imputed interest	(16,541)
Lease liability(1)	$19,888
(1)The lease liability is included in other liabilities on the consolidated balance sheet as of December 31, 2022.
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
Management agreements for brand-managed hotels have initial terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel managers; assuming all renewal periods are exercised, the average remaining term is 27 years. Management agreements for franchised hotels generally contain initial terms between 15 and 20 years with an average remaining term of approximately seven years; none of these agreements contemplate renewal or extension of the initial term.
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
Franchise agreements contain initial terms of 20 years, with an average remaining initial term of approximately ten years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of the hotel's gross rooms revenue. Many franchise agreements also require the maintenance of a FF&E reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the years ended December 31, 2022, 2021, and 2020, the Company incurred management and franchise fees of $36.5 million, $22.5 million and $11.6 million, respectively, which is included on the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2022 and 2021, the Company had a balance of $46.3 million and $29.3 million, respectively, in reserves for such future improvements. These amounts are included in restricted cash and escrows on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Renovation and Construction Commitments
As of December 31, 2022, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2022 totaled $12.1 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

14. Subsequent Events
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the "Revolving Line of Credit"), a $125 million term loan (the "Term Loan $125M") and a $100 million delayed draw term loan (the “Term Loan $100M” and, together with the Term Loan $125M, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (the "2023 Credit Agreement"). The Revolving Line of Credit and the Term Loan $125M refinanced in full our existing corporate credit facilities, and as a result of such refinancing, the pledges of equity of certain subsidiaries securing obligations under the Amended Credit Agreements and the Senior Notes were released. The Term Loan $100M was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio. The 2023 Term Loans mature in March 2026, can be extended up to an additional year, and bear interest rates consistent with the pricing grid on the Revolving Line of Credit.
Additionally, in January 2023, the Company amended the mortgage loan collateralized by Andaz Napa to update the variable index on the $55 million loan from LIBOR-based to Term SOFR and extend the maturity date through January 2028.
In January and February 2023, 1,038,543 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.20 per share for an aggregate purchase price of $14.7 million.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2022

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Andaz Napa Napa, CA	$54,560	$10,150	$57,012	$—	$2,543	$10,150	$59,555	$69,705	$30,182	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	8,249	6,949	51,679	58,628	22,922	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	—	2,680	36,212	—	4,553	2,680	40,765	43,445	16,431	2009	9/10/2013	5 - 30 years
Bohemian Hotel Savannah, Autograph Collection Savannah, GA	—	2,300	24,240	—	(1,715)	2,300	22,525	24,825	8,140	2009	8/9/2012	5 - 30 years
Buckhead Atlanta Restaurant Lease Atlanta, GA	—	364	2,349	—	—	364	2,349	2,713	619	2008	12/7/2018	5 - 30 years
Fairmont Dallas Dallas, TX	—	8,700	60,634	—	10,817	8,700	71,451	80,151	31,864	1968	8/1/2011	5 - 30 years
Fairmont Pittsburgh Pittsburgh, PA	—	3,378	27,101	—	3,452	3,378	30,553	33,931	5,695	2010	9/26/2018	5 - 30 years
Grand Bohemian Hotel Charleston, Autograph Collection Charleston, SC	—	4,550	26,582	—	732	4,550	27,314	31,864	9,201	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook, Autograph Collection Birmingham, AL	—	2,000	42,246	—	1,146	2,000	43,392	45,392	15,299	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, Autograph Collection Orlando, FL	55,685	7,739	75,510	—	15,176	7,739	90,686	98,425	35,018	2001	12/27/2012	5 - 30 years
Hyatt Centric Key West Resort & Spa Key West, FL	—	40,986	34,529	—	9,861	40,986	44,390	85,376	18,359	1988	11/15/2013	5 - 30 years
Hyatt Regency Grand Cypress Orlando, FL	—	17,867	183,463	—	57,144	17,867	240,607	258,474	62,756	1984	5/26/2017	5 - 30 years
Hyatt Regency Portland at the Oregon Convention Center Portland, OR	—	24,669	161,931	(1,058)	(7,093)	23,611	154,838	178,449	21,541	2019	12/17/2019	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	—	—	100,227	—	23,422	—	123,649	123,649	53,109	1986	9/20/2013	5 - 30 years
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch Scottsdale, AZ	—	71,211	145,600	—	15,094	71,211	160,694	231,905	43,854	1987	10/3/2017	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2022

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	756	4,144	3,438	7,582	817	1953	11/25/2014	5 - 30 years
Kimpton Canary Hotel Santa Barbara Santa Barbara, CA	—	22,361	57,822	—	5,897	22,361	63,719	86,080	19,791	2005	7/16/2015	5 - 30 years
Kimpton Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	6,094	1,777	62,250	64,027	24,649	1924	11/1/2013	5 - 30 years
Kimpton Hotel Palomar Philadelphia Philadelphia, PA	—	9,060	90,909	—	3,504	9,060	94,413	103,473	31,957	1929	7/28/2015	5 - 30 years
Kimpton RiverPlace Hotel Portland, OR	—	18,322	46,664	—	5,738	18,322	52,402	70,724	18,360	1985	7/16/2015	5 - 30 years
Loews New Orleans Hotel New Orleans, LA	—	3,529	70,652	—	15,079	3,529	85,731	89,260	31,837	1972	10/11/2013	5 - 30 years
Lorien Hotel & Spa Alexandria, VA	—	4,365	40,888	—	4,689	4,365	45,577	49,942	20,909	2009	10/24/2013	5 - 30 years
Marriott Dallas Downtown Dallas, TX	—	6,300	45,158	—	23,126	6,300	68,284	74,584	28,135	1980	9/30/2010	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	110,153	36,700	72,370	—	30,313	36,700	102,683	139,383	49,709	1985	3/23/2012	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	36,871	5,500	135,757	141,257	68,961	2002	11/21/2007	5 - 30 years
Park Hyatt Aviara Resort, Golf Club & Spa Carlsbad, CA	—	33,252	135,320	—	69,751	33,252	205,071	238,323	35,203	1997	11/20/2018	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	99,590	6,834	90,792	—	10,004	6,834	100,796	107,630	41,402	1983	3/23/2012	5 - 30 years
Royal Palms Resort & Spa, The Unbound Collection by Hyatt Scottsdale, AZ	—	33,912	50,205	—	5,980	33,912	56,185	90,097	16,513	1929	10/3/2017	5 - 30 years
The Ritz-Carlton, Denver Denver, CO	—	15,132	84,145	—	6,468	15,132	90,613	105,745	17,616	1982	8/24/2018	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2022

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
The Ritz-Carlton, Pentagon City Arlington, VA	—	—	103,568	—	11,622	—	115,190	115,190	29,704	1990	10/4/2017	5 - 30 years
W Nashville Nashville, TN	—	36,374	295,857	—	196	36,374	296,053	332,427	10,608	2021	3/29/2022	5 - 30 years
Waldorf Astoria Atlanta Buckhead Atlanta, GA	—	8,385	49,115	—	10,124	8,385	59,239	67,624	9,676	2008	12/7/2018	5 - 30 years
Westin Galleria Houston Houston, TX	—	7,842	112,850	—	43,617	7,842	156,467	164,309	63,593	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	—	4,262	96,090	—	32,380	4,262	128,470	132,732	51,356	1971	8/22/2013	5 - 30 years
Totals	$319,988	$461,594	$2,621,195	$(1,058)	$465,590	$460,536	$3,086,785	$3,547,321	$945,786

Notes:
(A)The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)The aggregate cost of real estate owned at December 31, 2022 for federal income tax purposes was approximately $3,848 million (unaudited).
(C)Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges and write-offs of fully depreciated assets are recorded as a reduction in the basis.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2022
(D)Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2022	2021	2020
Balance at January 1	$3,288,098	$3,395,969	$3,753,108
Acquisitions	332,231	—	—
Capital improvements	72,027	29,631	67,067
Disposals and write-offs	(145,035)	(82,996)	(424,206)
Properties classified as held for sale	—	(54,506)	—
Balance at December 31	$3,547,321	$3,288,098	$3,395,969

(E)Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2022	2021	2020
Balance at January 1	$888,717	$827,501	$826,738
Depreciation expense, continuing operations	131,710	125,882	143,627
Depreciation expense, properties classified as held for sale	—	2,041	—
Accumulated depreciation, properties classified as held for sale	—	(20,413)	—
Disposals and write-offs	(74,641)	(46,294)	(142,864)
Balance at December 31	$945,786	$888,717	$827,501

(F)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the Lease
Furniture, fixtures and equipment	5	-	15 years