Form 10-Q
period 2023-03-31
Xenia Hotels & Resorts, Inc.
filed 2023-05-03
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 2, 2023, there were 109,486,200 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2023 and December 31, 2022
(Dollar amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$460,376	$460,536
Buildings and other improvements	3,097,866	3,086,785
Total	$3,558,242	$3,547,321
Less: accumulated depreciation	(979,373)	(945,786)
Net investment properties	$2,578,869	$2,601,535
Cash and cash equivalents	283,154	305,103
Restricted cash and escrows	58,206	60,807
Accounts and rents receivable, net of allowance for doubtful accounts	48,255	37,562
Intangible assets, net of accumulated amortization of $1,108 and $1,068, respectively	5,019	5,060
Other assets	77,401	69,988
Total assets	$3,050,904	$3,080,055
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,429,516	$1,429,105
Accounts payable and accrued expenses	95,982	107,097
Distributions payable	11,334	11,455
Other liabilities	83,200	72,390
Total liabilities	$1,620,032	$1,620,047
Commitments and Contingencies (Note 11)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 110,661,486 and 112,519,672 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$1,107	$1,126
Additional paid in capital	2,036,707	2,063,273
Accumulated distributions in excess of net earnings	(628,060)	(623,216)
Total Company stockholders' equity	$1,409,754	$1,441,183
Non-controlling interests	21,118	18,825
Total equity	$1,430,872	$1,460,008
Total liabilities and equity	$3,050,904	$3,080,055
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Rooms revenues	$153,645	$123,198
Food and beverage revenues	96,124	67,735
Other revenues	19,204	19,414
Total revenues	$268,973	$210,347
Expenses:
Rooms expenses	36,203	29,217
Food and beverage expenses	60,687	45,610
Other direct expenses	5,698	5,294
Other indirect expenses	66,499	53,860
Management and franchise fees	10,189	7,626
Total hotel operating expenses	$179,276	$141,607
Depreciation and amortization	33,741	30,565
Real estate taxes, personal property taxes and insurance	12,470	10,855
Ground lease expense	710	517
General and administrative expenses	8,783	7,611
Other operating expenses	232	175
Impairment and other losses	—	1,278
Total expenses	$235,212	$192,608
Operating income	$33,761	$17,739
Other income (loss)	1,284	(777)
Interest expense	(22,134)	(20,538)
Loss on extinguishment of debt	(1,140)	(294)
Net income (loss) before income taxes	$11,771	$(3,870)
Income tax expense	(5,218)	(1,607)
Net income (loss)	$6,553	$(5,477)
Net loss (income) attributable to non-controlling interests (Note 1)	(273)	153
Net income (loss) attributable to common stockholders	$6,280	$(5,324)

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Continued
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Basic and diluted income (loss) per share
Net income (loss) per share available to common stockholders - basic and diluted	$0.06	$(0.05)
Weighted-average number of common shares (basic)	111,777,894	114,326,406
Weighted-average number of common shares (diluted)	112,037,369	114,326,406

Comprehensive income (loss):
Net income (loss)	$6,553	$(5,477)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	2,517
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	—	1,152
	$6,553	$(1,808)
Comprehensive (income) loss attributable to non-controlling interests (Note 1)	(273)	(264)
Comprehensive income (loss) attributable to the Company	$6,280	$(2,072)
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at December 31, 2022	112,519,672	$1,126	$2,063,273	$—	$(623,216)	$18,825	$1,460,008
Net income	—	—	—	—	6,280	273	6,553
Repurchase of common shares, net	(1,905,820)	$(19)	$(26,727)	$—	$—	$—	$(26,746)
Dividends, common share / units ($0.10)	—	—	—	—	(11,124)	(228)	(11,352)
Share-based compensation	65,247	—	419	—	—	2,248	2,667
Shares redeemed to satisfy tax withholding on vested share-based compensation	(17,613)	—	(258)	—	—	—	(258)
Balance at March 31, 2023	110,661,486	$1,107	$2,036,707	$—	$(628,060)	$21,118	$1,430,872

Balance at December 31, 2021	114,306,727	$1,143	$2,090,393	$(4,089)	$(656,461)	$7,095	$1,438,081
Net loss	—	—	—	—	(5,324)	(153)	(5,477)
Share-based compensation	63,024	1	537	—	—	1,897	2,435
Shares redeemed to satisfy tax withholding on vested share-based compensation	(16,478)	—	(303)	—	—	—	(303)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	2,133	—	384	2,517
Reclassification adjustment for amounts recognized in net loss	—	—	—	1,119	—	33	1,152
Balance at March 31, 2022	114,353,273	$1,144	$2,090,627	$(837)	$(661,785)	$9,256	$1,438,405
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$6,553	$(5,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	33,687	30,429
Non-cash ground rent and amortization of other intangibles	54	136
Amortization of debt premiums, discounts, and financing costs	1,282	1,286
Loss on extinguishment of debt	1,140	294
Gain on insurance recoveries	—	(994)
Share-based compensation expense	2,591	2,207
Deferred interest expense	(1,296)	(409)
Changes in assets and liabilities:
Accounts and rents receivable	(10,693)	(7,599)
Other assets	(4,127)	(5,315)
Accounts payable and accrued expenses	(9,507)	8,234
Other liabilities	10,629	9,780
Net cash provided by operating activities	$30,313	$32,572
Cash flows from investing activities:
Purchase of investment properties	—	(328,493)
Capital expenditures	(11,634)	(7,499)
Proceeds from sale of investment properties	—	32,820
Proceeds from property insurance	—	1,168
Performance guaranty payments	1,071	912
Net cash used in investing activities	$(10,563)	$(301,092)
Cash flows from financing activities:
Proceeds from mortgage debt modification	440	—
Payoff of mortgage debt	(99,488)	(65,000)
Principal payments of mortgage debt	(890)	(932)
Proceeds from 2023 Term Loans	225,000	—
Principal payments on Corporate Credit Facility Term Loan	(125,000)	—
Payment of loan fees and issuance costs	(5,554)	—
Payment loan modification fees	(25)	—
Repurchase of common shares	(26,746)	—
Shares redeemed to satisfy tax withholding on vested share-based compensation	(578)	(490)
Dividends and dividend equivalents	(11,459)	(54)
Net cash used in financing activities	$(44,300)	$(66,476)
Net decrease in cash and cash equivalents and restricted cash	(24,550)	(334,996)
Cash and cash equivalents and restricted cash, at beginning of period	365,910	554,231
Cash and cash equivalents and restricted cash, at end of period	$341,360	$219,235

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$283,154	$179,077
Restricted cash	58,206	40,158
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$341,360	$219,235

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$23,869	$21,433
Cash paid for taxes	220	—

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,263	$2,891
Distributions payable	11,334	—
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of March 31, 2023, the Company collectively owned 95.9% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 4.1% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and current and prior members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of March 31, 2023 and 2022, the Company owned 32 and 34 lodging properties, respectively.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2023. Operating results for the three months ended March 31, 2023 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassifications
Certain prior year amounts in these condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the three months ended March 31, 2023.
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
Risks and Uncertainties
For the three months ended March 31, 2023, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. For the three months ended March 31, 2022, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.
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
Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased, and similar accounts with a maturity of three months or less at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at various banks and other financial institutions. The combined account balances at banking institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company monitors its concentration risk and reallocates funds among various institutions from time to time as determined appropriate based on perceived risks.
Restricted Cash and Escrows
Restricted cash primarily relates to furniture, fixtures and equipment replacement reserves ("FF&E reserves") as required per the terms of the Company's management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance, capital spending reserves and, at times, disposition-related holdback escrows.
Acquisition of Real Estate
Investments in hotel properties, including land and land improvements, buildings and building improvements, furniture, fixtures and equipment, and identifiable intangible assets, will generally be accounted for as asset acquisitions. Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction.
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
Impairment
Long-lived assets and intangibles
The Company assesses the carrying values of the respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Events or circumstances that may cause a review include, but are not limited to, when (1) a hotel property experiences a significant decrease in the market price of the long-lived asset, (2) a hotel property experiences a current or projected loss from operations combined with a history of operating or cash flow losses, (3) it becomes more likely than not that a hotel property will be sold before the end of its useful life, (4) an accumulation of costs is significantly in excess of the amount originally expected for the acquisition, construction or renovation of a long-lived asset, (5) adverse changes in demand occur for lodging at a specific property due to declining national or local economic conditions and/or new hotel construction in markets where the hotel is located, (6) there is a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset and/or (7) there is a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment charge to the extent that the carrying value exceeds fair value.
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
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the three months ended March 31, 2022, the Company recorded insurance proceeds related to damage sustained at Loews New Orleans Hotel during Hurricane Ida. These insurance proceeds were in excess of recognized losses and resulted in a gain on insurance recovery of $1.0 million which is included in other income (loss) on the condensed consolidated statements of operations and comprehensive loss for the period then ended.
Disposition of Real Estate
The Company accounts for dispositions of real estate in accordance with Accounting Standards Update ("ASU") 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets ("Subtopic 610-20") for the transactions between the Company and unrelated third-parties that are not considered a customer in the ordinary course of business. Typically, the real estate assets disposed of do not represent the transfer of a business or contain a material amount of financial assets, if any. The real estate assets promised in a sales contract are typically nonfinancial assets (i.e. land or a leasehold interest in land, buildings, furniture, fixtures and equipment) or in substance nonfinancial assets. The Company recognizes a gain or loss in full when the real estate is sold, provided (a) there is a valid contract and (b) transfer of control has occurred.
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
Deferred Financing Costs
Financing costs related to the Revolving Line of Credit and long-term debt are recorded at cost and are amortized as interest expense on a straight-line basis, which approximates the effective interest method, over the life of the related debt instrument unless there is a significant modification to the debt instrument. Financing costs related to the Senior Notes are amortized using the effective interest method. The balance of unamortized deferred financing costs related to the Revolving Line of Credit is included in other assets and unamortized deferred financing costs related to all other debt are presented as a reduction in debt, net of loan premiums, discounts and unamortized deferred financing costs on the condensed consolidated balance sheets.
At March 31, 2023 and December 31, 2022, deferred financing costs related to the Revolving Line of Credit and the revolving credit facility that was refinanced in January 2023 were $9.6 million and $7.8 million, offset by accumulated amortization of $4.7 million and $6.4 million, respectively. At March 31, 2023 and December 31, 2022, deferred financing costs related to all other debt were $25.0 million and $26.3 million, offset by accumulated amortization of $9.5 million and $10.5 million, respectively.
3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three months ended March 31, 2023 and 2022 (in thousands):

Three Months Ended
Primary Markets	March 31, 2023
Orlando, FL	$40,408
Phoenix, AZ	37,473
Houston, TX	27,459
San Diego, CA	21,975
Dallas, TX	19,950
Atlanta, GA	15,501
San Francisco/San Mateo, CA	13,378
Nashville, TN	10,967
Washington, DC-MD-VA	10,907
Portland, OR	10,579
Other	60,376
Total	$268,973

Three Months Ended
Primary Markets	March 31, 2022
Orlando, FL	$36,207
Phoenix, AZ	30,707
Houston, TX	20,996
San Diego, CA	19,188
Dallas, TX	12,846
Atlanta, GA	10,965
San Francisco/San Mateo, CA	9,578
Florida Keys	9,365
Denver, CO	9,052
Washington, DC-MD-VA	7,461
Other	43,982
Total	$210,347
4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
In March 2022, the Company acquired a fee-simple interest in the 346-room W Nashville located in Nashville, Tennessee for a purchase price of $328.5 million including acquisition costs and a $1.3 million credit related to an unfinished portion of the hotel provided by seller at closing.
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
5. Debt
Debt as of March 31, 2023 and December 31, 2022 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	March 31, 2023	December 31, 2022
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed (2)	—%		8/14/2024	$—	$99,590
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	55,399	55,685
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	109,651	110,153
Andaz Napa	Variable (3)	7.34%		1/19/2028	55,000	54,560
Total Mortgage Loans		5.28%	(4)		$220,050	$319,988
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Variable (5)	—%		9/13/2024	—	125,000
2023 Initial Term Loan	Variable (5)	6.59%		3/1/2026	125,000	—
2023 Delayed Draw Term Loan	Variable (5)	6.59%		3/1/2026	100,000	—
Revolving Credit Facility	Variable (6)	—%		2/28/2024	—	—
Revolving Line of Credit (2023)	Variable (6)	6.59%		1/11/2027	—	—
Total Corporate Credit Facilities					$225,000	$125,000
2020 Senior Notes $500M	Fixed	6.38%		8/15/2025	500,000	500,000
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (7)					(15,534)	(15,883)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.72%	(4)		$1,429,516	$1,429,105
(1)The rates shown represent the annual interest rates as of March 31, 2023. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)This mortgage loan was repaid in full in January 2023.
(3)In January 2023, the Company amended this mortgage loan to update the variable index from one-month LIBOR to Term SOFR, increased the credit spread, increase the principal amount to $55 million and extend the maturity date through January 2028.
(4)Represents the weighted-average interest rate as of March 31, 2023.
(5)In January 2023, the existing corporate credit facility term loan was refinanced with a new $125 million initial term loan and, effective as of January 10, 2023, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described under "Corporate Credit Facilities". On January 17, 2023, an additional $100 million delayed draw term loan was borrowed and, effective as of such date, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described below under "Corporate Credit Facilities".
(6)The existing revolving credit facility was refinanced with a new $450 million Revolving Line of Credit in January 2023 and, effective as of January 10, 2023, the spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(7)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.

Mortgage Loans
In January 2023, the Company repaid in full the $99.5 million outstanding balance on the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center using proceeds from the 2023 Delayed Draw Term Loan. Also in January 2023, the Company amended the mortgage loan collateralized by Andaz Napa to update the variable index from one-month LIBOR to Term SOFR, increase the credit spread, increase the principal amount to $55 million and extend the maturity date through January 2028.
Of the total outstanding debt at March 31, 2023, none of the mortgage loans were recourse to the Company. The mortgage loan agreements require contributions to be made to FF&E reserves.
Corporate Credit Facilities
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “Revolving Line of Credit”), a $125 million initial term loan (the "2023 Initial Term Loan) and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (the “2023 Credit Agreement”). The Revolving Line of Credit and the 2023 Initial Term Loan refinanced in full the existing corporate credit facilities outstanding under the prior credit agreement, and as a result of such refinancing, the existing pledges of equity of certain subsidiaries securing obligations under the Company's prior credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit and the 2023 Term Loans is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10 basis point credit spread adjustment and a zero basis point floor. The 2023 Term Loans mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the Revolving Line of Credit.
As of March 31, 2023, there was no outstanding balance on the Revolving Line of Credit. During the three months ended March 31, 2023, the Company incurred unused commitment fees of approximately $0.3 million and did not incur interest expense. During the three months ended March 31, 2022, the Company incurred unused commitment fees of approximately $0.4 million and did not incur interest expense.
Senior Notes
The indentures governing the Senior Notes contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures. In connection with the entry into the 2023 Credit Agreement and the refinancing of the obligations under the prior corporate credit facilities, the collateral securing the Senior Notes was released in full. On and after January 10, 2023, the Senior Notes constitute unsecured obligations.
Financial Covenants
As of March 31, 2023, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans, the 2023 Credit Agreement or the Senior Notes.

Debt Outstanding
Total debt outstanding as of March 31, 2023 and December 31, 2022 was $1,445 million and had a weighted-average interest rate of 5.72% and 5.65% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2023	Weighted- Average Interest Rate
2023	$2,417	4.59%
2024	3,355	4.59%
2025	504,284	6.36%
2026	280,071	6.19%
2027	102,053	4.65%
Thereafter	552,870	5.11%
Total Debt	$1,445,050	5.72%
Revolving Line of Credit (matures in 2027)	—	6.59%
Loan premiums, discounts and unamortized deferred financing costs, net	(15,534)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,429,516	5.72%
During the three months ended March 31, 2023, in connection with the 2023 Credit Agreement and amended mortgage loan, the Company capitalized $5.6 million of deferred financing costs and expensed $1.5 million of legal fees which were included in other income (loss) on the condensed consolidated statement of operations and comprehensive income for the period then ended.
During the three months ended March 31, 2023, in connection with refinancing of the existing revolving credit facility, the repayment of the existing corporate credit facility term loan and the repayment of one mortgage loan, the Company wrote off unamortized deferred financing costs of $1.1 million, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income for the period then ended.
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

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$445,050	$434,173	$444,988	$429,035
Senior Notes	1,000,000	930,323	1,000,000	912,823
Revolving Credit Facility	—	—	—	—
Revolving Line of Credit (2023)	—	—	—	—
Total	$1,445,050	$1,364,496	$1,444,988	$1,341,858
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.80% and 6.24% per annum as of March 31, 2023 and December 31, 2022, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
7. Income Taxes
The Company estimated the income tax expense for the three months ended March 31, 2023 using an estimated federal and state combined effective tax rate of 31.04% and recognized an income tax expense of $5.2 million.
The Company estimated the income tax expense for the three months ended March 31, 2022 using an estimated federal and state combined effective tax rate of 16.00% and recognized an income tax expense of $1.6 million.
8. Stockholders' Equity
Common Stock
The Company maintains an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2023 and 2022 and, as of March 31, 2023, $200 million of common stock remained available for issuance. As of March 31, 2023, and December 31, 2022, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $1.1 million. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the existing registration statement expires in August 2023.
The Board of Directors has authorized a stock repurchase program (the "Repurchase Program") for up to $275 million of outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date, may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.
During the three months ended March 31, 2023, 1,905,820 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.03 per share for an aggregate purchase price of $26.7 million. No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2022. As of March 31, 2023, the Company had approximately $139.7 million remaining under its share repurchase authorization.

Distributions
The Company declared the following dividends during the three months ended March 31, 2023:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.10	March 31, 2023	March 31, 2023	April 14, 2023
Non-Controlling Interest of Common Units in Operating Partnership
As of March 31, 2023, the Operating Partnership had 4,672,702 LTIP Units outstanding, representing a 4.1% partnership interest held by the limited partners. Of the 4,672,702 LTIP Units outstanding at March 31, 2023, 1,803,513 units had vested and had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement of the Operating Partnership.
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
The following table reconciles net income (loss) attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$6,280	$(5,324)
Dividends paid on unvested share-based compensation	(67)	—
Net income (loss) available to common stockholders	$6,213	$(5,324)

Denominator:
Weighted-average shares outstanding - Basic	111,777,894	114,326,406
Effect of dilutive share-based compensation(1)	259,475	—
Weighted-average shares outstanding - Diluted	112,037,369	114,326,406

Basic and diluted income (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$0.06	$(0.05)
(1)During the three months ended March 31, 2022, the Company excluded 423,043 anti-dilutive shares from its calculation of diluted earnings per share.

10. Share-Based Compensation
2015 Incentive Award Plan
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors approved the following grants of restricted stock units to certain Company employees:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted-Average Grant Date Fair Value
February 2023	2023 Restricted Stock Units	133,393	81,509	$12.30

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
LTIP Unit Grants
The Compensation Committee of the Board of Directors approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted-Average Grant Date Fair Value
February 2023	2023 LTIP Units	137,617	1,107,800	$8.41
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

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of March 31, 2023:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2022	224,677	1,720,629	1,945,306
Granted	214,902	1,245,417	1,460,319
Vested(2)	(65,247)	(96,857)	(162,104)
Forfeited	(2,679)	—	(2,679)
Unvested as of March 31, 2023	371,653	2,869,189	3,240,842
Weighted-average fair value of unvested shares/units	$13.45	$9.71	$10.14
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the three months ended March 31, 2023 and 2022, 17,613 and 16,478 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

The grant date fair values of the time-based Restricted Stock Units and time-based LTIP Units were determined based on the closing price of the Company’s common stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair values of performance-based awards are determined based on a Monte Carlo simulation method with the following assumptions and compensation expense is recognized on a straight-line basis over the performance period:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component (in dollars)	Volatility	Interest Rate	Dividend Yield
February 24, 2023
Absolute TSR Restricted Stock Units	25%	$8.89	43.56%	4.58% - 5.11%	2.80%
Relative TSR Restricted Stock Units	75%	$9.08	43.56%	4.58% - 5.11%	2.80%
Absolute TSR Class A LTIP Units	25%	$8.89	43.56%	4.58% - 5.11%	2.80%
Relative TSR Class A LTIP Units	75%	$8.81	43.56%	4.58% - 5.11%	2.80%
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
For the three months ended March 31, 2023, the Company recognized approximately $2.6 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to its executive officers and certain corporate employees. In addition, for the three months ended March 31, 2023, the Company capitalized approximately $0.1 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of March 31, 2023, there was $22.5 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2.04 additional years.

For the three months ended March 31, 2022, the Company recognized approximately $2.2 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and certain corporate employees. In addition, for the three months ended March 31, 2022, the Company capitalized approximately $0.2 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
11. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the three months ended March 31, 2023 (dollar amounts in thousands):

March 31, 2023
Weighted-average remaining lease term, including reasonably certain extension options(1)	20 years
Weighted-average discount rate	5.71%

ROU asset(2)	$18,488
Lease liability(3)	$19,628

Operating lease rent expense	$533
Variable lease costs	996
Total rent and variable lease costs	$1,529
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of March 31, 2023.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2023.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of March 31, 2023 (in thousands):

Year Ending December 31, 2023
2023 (excluding the three months ended March 31, 2023)	$1,606
2024	2,157
2025	2,172
2026	2,188
2027	2,204
Thereafter	24,444
Total undiscounted lease payments	$34,771
Less imputed interest	(15,143)
Lease liability(1)	$19,628
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2023.
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
Management agreements for brand-managed hotels have terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is 27 years. Management agreements for franchised hotels generally contain initial terms between 15 and 20 years with an average remaining initial term of approximately six years.
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
The Company incurred management and franchise fee expenses of $10.2 million and $7.6 million for the three months ended March 31, 2023 and 2022, respectively, which are included on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2023 and December 31, 2022, the Company had a balance of $43.5 million and $46.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
Renovation and Construction Commitments
As of March 31, 2023, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of March 31, 2023 totaled $11.0 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
12. Subsequent Events
In April and May 2023, the Company repurchased a total of 1,175,286 shares of common stock at a weighted-average price of $12.75 per share for total consideration of approximately $15.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the impact of macroeconomic factors, including inflation, rising interest rates and concerns over a near-term recession, as well as the ongoing economic recovery following the COVID-19 global pandemic, on our business, including on the demand for travel (including leisure travel and transient and group business travel), capital expenditures, supply chain issues, the ability to consummate acquisitions and dispositions of hotel properties, liquidity, staffing and derivations thereof, financial performance, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023, as may be updated elsewhere in this report; and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; including general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth; macroeconomic factors, including rising interest rates, bank failures and concerns over a near-term recession, and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures, property and other taxes, and insurance which could result in reduced operating profit margins; the pace and evenness of recovery following the COVID-19 pandemic and the long-term effects of the pandemic, COVID-19 variants or any future resurgence, including with respect to global and regional economic activity, travel limitations or bans, the demand for travel, levels of spending in transient or group business and leisure segments, and levels of consumer confidence; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic including the ability to provide adequate staffing levels required to effectively operating our hotels and meet customer needs; the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; declines in occupancy and average daily rate; decreased demand for business travel due to technological advancements and preferences for virtual over in-person meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; changes in interest rates and operating costs, including labor and service related costs; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws (including increases in minimum wages); retention and attraction of our senior management team or key personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, the physical effects of climate change, civil unrest, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on top 25 lodging as well as key leisure destinations in the United States. As of March 31, 2023, we owned 32 hotels, comprising 9,508 rooms, across 14 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton, The Kessler Collection and Davidson.
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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 1.1% during the first quarter of 2023, according to the U.S. Department of Commerce, representing a decrease in the annual rate growth trend from the third and fourth quarters of 2022 of 3.2% and 2.6%, respectively. The increase during the first quarter reflected increases in consumer spending, exports, federal government spending, state and local government spending and nonresidential fixed investment that were partially offset by decreases in private inventory investment and residential fixed investment as well as increases in imports. In addition, the unemployment rate remained flat at 3.5% in March 2023 compared to December 2022 and September 2022. We continue to monitor and evaluate the challenges associated with inflationary pressures, rising interest rates, a potential domestic and/or global recession, the evolving workforce landscape and potential ongoing supply chain issues. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand and new hotel supply increased 6.4% and 0.4%, respectively, during the three months ended March 31, 2023. The increase in demand led to an increase in industry RevPAR of 16.7% for the three months ended March 31, 2023 compared to 2022, which was driven by an increase in occupancy of 5.9% coupled with a 10.2% increase in ADR. All U.S. data for the three months ended March 31, 2023 are per industry reports.
First Quarter 2023 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 24.7% to $179.55 for the three months ended March 31, 2023 compared to $143.99 for the three months ended March 31, 2022. The increase in our total portfolio RevPAR for the three months ended March 31, 2023 compared to the same period in 2022 was driven by strong RevPAR growth in both business transient and corporate group demand, robust leisure transient demand and by easier comparable performance during January and February of 2022 when the Omicron variant significantly impacted travel. Further, while leisure demand remains at historically high levels, demand has continued to shift to a more traditional mix within our portfolio.
Net income increased 219.6% for the three months ended March 31, 2023 compared to net loss for the three months ended March 31, 2022, which was primarily attributed to an increase in hotel operating income of $19.2 million from the 31-comparable hotels owned during the three months ended March 31, 2023 and 2022, other income of $1.3 million in 2023 compared to other loss of $0.8 million in 2022, a $1.3 million reduction in impairment and other losses and a $1.1 million increase in hotel operating income attributed to the acquisition of W Nashville. These increases were partially offset by a $3.6 million increase in income tax expense, a $3.2 million increase in depreciation and amortization expense, a $1.6 million increase in interest expense, a $1.2 million increase in general and administrative expenses, a $1.2 million reduction in hotel operating income attributed to the three hotels sold in 2022, a $0.8 million increase in loss on extinguishment of debt and a $0.1 million increase in other operating expenses.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2023 increased 42.8% and 55.5% respectively, compared to three months ended March 31, 2022. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income (loss) attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022		Change
Number of properties at January 1	32	34		(2)
Properties acquired	—	1		(1)
Properties disposed	—	(1)		1
Number of properties at March 31	32	34		(2)

Number of rooms at January 1	9,508	9,659		(151)
Rooms in properties acquired	—	346		(346)
Rooms in properties disposed	—	(191)		191
Number of rooms at March 31	9,508	9,814		(306)

	Three Months Ended March 31,
	2023	2022		Increase
Total Portfolio Statistics:
Occupancy(1)	66.1%	56.6%	950	bps
ADR(1)	$271.79	$254.57		6.8%
RevPAR(1)	$179.55	$143.99		24.7%
(1)    For hotels acquired during the applicable period, includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are included through the date of the respective disposition.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase / (Decrease)	% Change
Revenues:
Rooms revenues	$153,645	$123,198	$30,447	24.7%
Food and beverage revenues	96,124	67,735	28,389	41.9%
Other revenues	19,204	19,414	(210)	(1.1)%
Total revenues	$268,973	$210,347	$58,626	27.9%
Rooms revenues
Rooms revenues increased by $30.4 million, or 24.7%, to $153.6 million for the three months ended March 31, 2023 from $123.2 million for the three months ended March 31, 2022 driven by strong RevPAR growth in both business transient and corporate group demand and robust leisure transient demand. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in rooms revenue by $5.4 million. The increase is net of a reduction of $3.3 million attributed to the sale of Kimpton Hotel Monaco Chicago in January 2022, Bohemian Hotel Celebration, Autograph Collection in October 2022 and Kimpton Hotel Monaco Denver in December 2022 (collectively, "the three hotels sold in 2022"). Rooms revenue increased $28.4 million, or 23.8%, for remainder of our 31-comparable hotels, which was attributed to a 23.8% increase in RevPAR compared to 2022, driven by a 5.1% increase in ADR and an increase in occupancy of 1,010 basis points.
Food and beverage revenues
Food and beverage revenues increased by $28.4 million, or 41.9%, to $96.1 million for the three months ended March 31, 2023 from $67.7 million for the three months ended March 31, 2022 primarily due to significant growth in business transient and corporate group demand. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase in food and beverage revenue by $4.5 million. This increase is net of a reduction of $1.7 million attributed to the three hotels sold in 2022. Food and beverage revenues increased $25.6 million, or 39.0%, for the remainder of our 31-comparable hotels.
Other revenues
Other revenues decreased by $0.2 million, or 1.1%, to $19.2 million for the three months ended March 31, 2023 from $19.4 million for the three months ended March 31, 2022. This decrease was primarily attributable to a $1.8 million reduction in revenues from cancellation and attrition for our 31-comparable hotels as well as a reduction of $0.4 million attributed to the three hotels sold in 2022. These decreases are net of a $1.4 million increase in other revenue, excluding revenue from cancellations and attrition for our 31-comparable hotels and a $0.5 million increase attributed to the acquisition of W Nashville in March 2022.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase	% Change
Hotel operating expenses:
Rooms expenses	$36,203	$29,217	$6,986	23.9%
Food and beverage expenses	60,687	45,610	15,077	33.1%
Other direct expenses	5,698	5,294	404	7.6%
Other indirect expenses	66,499	53,860	12,639	23.5%
Management and franchise fees	10,189	7,626	2,563	33.6%
Total hotel operating expenses	$179,276	$141,607	$37,669	26.6%
Total hotel operating expenses
In general, hotel operating costs generally correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $37.7 million, or 26.6%, to $179.3 million for the three months ended March 31, 2023 from $141.6 million for the three months ended March 31, 2022. Additionally, W Nashville contributed to the increase in hotel operating expenses by $8.6 million. The increase in total hotel operating expenses is net of a reduction of $4.2 million attributed to the three hotels sold in 2022. Hotel operating expenses increased $33.1 million, or 24.2%, for the remainder of our 31-comparable hotels, which was attributed to the increase in total revenues in 2023 compared to 2022.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase / (Decrease)	% Change
Depreciation and amortization	$33,741	$30,565	$3,176	10.4%
Real estate taxes, personal property taxes and insurance	12,470	10,855	1,615	14.9%
Ground lease expense	710	517	193	37.3%
General and administrative expenses	8,783	7,611	1,172	15.4%
Other operating expenses	232	175	57	32.6%
Impairment and other losses	—	1,278	(1,278)	(100.0)%
Total corporate and other expenses	$55,936	$51,001	$4,935	9.7%
Depreciation and amortization
Depreciation and amortization expense increased $3.2 million, or 10.4%, to $33.7 million for the three months ended March 31, 2023 from $30.6 million for the three months ended March 31, 2022. This increase was primarily attributed to the acquisition of

W Nashville in March 2022 and to the timing of fully depreciated assets during the comparable periods. These increases are net of a reduction in depreciation expense related to the three hotels sold in 2022.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $1.6 million, or 14.9%, to $12.5 million for the three months ended March 31, 2023 from $10.9 million for the three months ended March 31, 2022. This increase was primarily attributed to increases in insurance premiums of $0.9 million, an increase related to the acquisition of W Nashville in March 2022 of $0.7 million and a $0.1 million increase in real estate taxes. These increases are net of a $0.2 million reduction related to the three hotels sold in 2022.
Ground lease expense
Ground lease expense increased $0.2 million, or 37.3%, to $0.7 million for the three months ended March 31, 2023 from $0.5 million for the three months ended March 31, 2022. The increase was primarily attributable to an increase in percentage rent in 2023, which is based on revenues at certain hotels with ground leases, compared to 2022.
General and administrative expenses
General and administrative expenses increased $1.2 million, or 15.4%, to $8.8 million for the three months ended March 31, 2023 from $7.6 million for the three months ended March 31, 2022 primarily due to increases in the number of corporate employees, employee-related expenses and increased incentive compensation.
Impairment and other losses
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the three months ended March 31, 2022, the Company expensed additional hurricane-related repair and cleanup costs of $1.3 million.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase	% Change
Non-operating income and expenses:
Other income (loss)	$1,284	$(777)	2,061	265.3%
Interest expense	(22,134)	(20,538)	1,596	7.8%
Loss on extinguishment of debt	(1,140)	(294)	846	287.8%
Income tax expense	(5,218)	(1,607)	3,611	224.7%
Other income (loss)
Other income increased $2.1 million, or 265.3%, to $1.3 million for the three months ended March 31, 2023 from a loss of $0.8 million for the three months ended March 31, 2022. Other income for the three months ended March 31, 2023 was primarily attributable to interest income from higher interest rates on cash balances, partially offset by non-capitalizable loan issuance costs. The other loss for the three months ended March 31 2022 was primarily attributable to costs associated with the termination of two interest rate hedges, partially offset by a gain from the receipt of insurance proceeds in excess of recognized losses associated with hurricane-related damage at Loews New Orleans Hotel.
Interest expense
Interest expense increased $1.6 million, or 7.8%, to $22.1 million for the three months ended March 31, 2023 from $20.5 million for the three months ended March 31, 2022. The increase was primarily due to rising interest rates on variable rate debt, partially offset by a reduction in interest payments to swap counterparties.
Loss on extinguishment of debt
The loss on extinguishment of debt of $1.1 million for the three months ended March 31, 2023 was attributable to the write-off of certain unamortized debt issuance costs associated with the existing revolving credit facility, which was refinanced with the Revolving Line of Credit in January 2023, as well as the early repayments of the corporate credit facility term loan that was due to mature in September 2024 and one mortgage loan. The loss on extinguishment of debt of $0.3 million for the three months ended March 31, 2022 was attributable to the write-off of unamortized debt issuance costs upon the early repayment of one mortgage loan.
Income tax expense
Income tax expense increased $3.6 million, or 224.7%, to $5.2 million for the three months ended March 31, 2023 from $1.6 million for the three months March 31, 2022. The increase from prior year was primarily attributed to higher projected taxable income and the acquisition of W Nashville in March 2022 coupled with an increase in the effective tax rate for the first quarter of 2023 compared to 2022. These increases were partially offset by the use of state net operating loss carryforwards.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flow from hotel operations, use of our unencumbered asset base, asset dispositions, borrowings under our Revolving Line of Credit, and proceeds from various capital market transactions, including issuances of debt and equity securities. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs.
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
Liquidity
As of March 31, 2023, we had $283.2 million of consolidated cash and cash equivalents and $58.2 million of restricted cash and escrows. The restricted cash as of March 31, 2023 primarily consisted of $43.5 million related to FF&E reserves as required per the terms of our management and franchise agreements, $8.2 million in deposits made for capital projects, cash held in restricted escrows of $4.8 million primarily for real estate taxes and mortgage escrows and $1.7 million for disposition-related holdbacks.
As of March 31, 2023, there was no outstanding balance on our Revolving Line of Credit and the full $450 million is available to be borrowed. Proceeds from future borrowings may be used for working capital, general corporate or other purposes.
As of March 31, 2023, we had $200 million available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of March 31, 2023, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.72%.
Mortgage Loans
In January 2023, the Company repaid in full the $99.5 million outstanding balance on the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center using proceeds from the 2023 Delayed Draw Term Loan. Also in January 2023, the Company amended the mortgage loan collateralized by Andaz Napa to update the variable index from one-month LIBOR to Term SOFR, increase the credit spread, increase the principal amount to $55 million and extend the maturity date through January 2028.
Our mortgage loan agreements require contributions to be made to FF&E reserves and the compliance with certain financial covenants.

Corporate Credit Facilities
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the "Revolving Line of Credit”), a $125 million term loan (the "2023 Initial Term Loan") and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (the “2023 Credit Agreement”). The Revolving Line of Credit and the 2023 Initial Term Loan refinanced in full our existing corporate credit facilities outstanding under the Company's prior credit agreement, and as a result of such refinancing, the existing pledges of equity of certain subsidiaries securing obligations under the prior credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit and the 2023 Term Loans is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10 basis point credit spread adjustment and a zero basis point floor. The 2023 Term Loans mature in March 2026, can be extended up to an additional year, and bear interest rates consistent with the pricing grid on the Revolving Line of Credit.
Senior Notes
The indentures governing the Senior Notes contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures. In connection with the entry into the 2023 Credit Agreement and the refinancing of the obligations under the prior corporate credit facilities, the collateral securing the Senior Notes was released in full. On and after January 10, 2023, the Senior Notes constitute unsecured obligations.
Debt Covenants
As of March 31, 2023, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the mortgage loans, the 2023 Credit Agreement or the Senior Notes.
Capital Markets
We maintain an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, we may from time to time offer and sell shares of our common stock having an aggregate offering price up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2023 and, as of March 31, 2023, $200 million of common stock remained available for issuance.
Our Board of Directors has authorized a stock repurchase program (the "Repurchase Program") for up to $275 million of outstanding common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date, may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares.
During the three months ended March 31, 2023, 1,905,820 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.03 per share for an aggregate purchase price of $26.7 million. No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2022. As of March 31, 2023, we had approximately $139.7 million remaining under our share repurchase authorization.
Capital Expenditures and Reserve Funds
We maintain each of our properties in good repair and condition and in conformity with applicable laws and regulations, franchise agreements and management agreements. Routine capital expenditures are administered by the hotel management companies. However, we have approval rights over the capital expenditures as part of the annual budget process for each of our properties. From time to time, certain of our hotels may undergo renovations as a result of our decision to expand or upgrade portions of the hotels, such as guest rooms, public space, meeting space and/or restaurants, in order to better compete with other hotels in our markets. In addition, upon the acquisition of a hotel we may be required to complete a property improvement plan in order to bring the hotel into compliance with the respective brand standards. If permitted by the terms of the management agreement, funding for a renovation will first come from the FF&E reserves. We are obligated to maintain reserve funds with respect to certain agreements with our hotel management companies, franchisors and lenders to provide funds, generally 3% to 5% of hotel revenues, sufficient to cover the cost of certain capital improvements to the hotels and to periodically replace and update furniture, fixtures and equipment. Certain of the agreements require that we reserve this cash in separate accounts. To the extent that the FF&E reserves are not available or adequate to cover the cost of the renovation, we may fund a portion of the renovation with cash on hand, borrowings from our Revolving Line of Credit and/or other sources of available liquidity. We have been, and will continue to be, prudent with respect to our capital spending, taking into account our cash flows from operations.
As of March 31, 2023 and December 31, 2022, we had a total of $43.5 million and $46.3 million, respectively, of FF&E reserves. During the three months ended March 31, 2023 and 2022 we made total capital expenditures of $11.6 million and $7.5 million, respectively.
Off-Balance Sheet Arrangements
As of March 31, 2023, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of March 31, 2023 totaled $11.0 million.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowing under debt financings, including draws on our Revolving Line of Credit, and from various types of equity offerings or the sale of our hotels. Along with rising rates of inflation and interest rates and implications of a potential recession and related market impacts, certain sources of capital may not be as readily available to us as they have been historically or may come at higher costs. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program.
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$30,313	$32,572
Net cash used in investing activities	(10,563)	(301,092)
Net cash used in financing activities	(44,300)	(66,476)
Net decrease in cash and cash equivalents and restricted cash	$(24,550)	$(334,996)
Cash and cash equivalents and restricted cash, at beginning of period	365,910	554,231
Cash and cash equivalents and restricted cash, at end of period	$341,360	$219,235
Operating
•Cash provided by operating activities was $30.3 million and $32.6 million for the three months ended March 31, 2023 and 2022, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or renovations. The net decrease in cash from operating activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to increases in accounts receivable and other assets as well as decreases in accounts payable and other liabilities. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2023 and 2022.
Investing
•Cash used in investing activities was $10.6 million and $301.1 million for the three months ended March 31, 2023 and 2022, respectively. Cash used in investing activities for the three months ended March 31, 2023 was attributed to $11.6 million in capital improvements at our hotel properties, which was partially offset by $1.1 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the three months ended March 31, 2022 was attributed to $328.5 million for the acquisition of W Nashville and $7.5 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $32.8 million from the disposition of Kimpton Hotel Monaco Chicago, $1.2 million of proceeds from property insurance and $0.9 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $44.3 million and $66.5 million for the three months ended March 31, 2023 and 2022, respectively. Cash used in financing activities for the three months ended March 31, 2023 was attributed to the repayment of the existing corporate credit facility term loan maturing in 2024 totaling $125.0 million, the repayment of mortgage debt totaling $99.5 million, the repurchase of common stock totaling $26.7 million, the payment of $11.5 million in dividends, payment of loan fees and issuance costs of $5.6 million, principal payments of mortgage debt totaling $0.9 million and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million, which was partially offset by proceeds from the 2023 Term Loans totaling $225.0 million and proceeds from the amendment of one mortgage loan of $0.4 million. Cash used in financing activities for the three months ended March 31, 2022 was attributed the repayment of mortgage debt totaling $65.0 million, principal payments of mortgage debt totaling $0.9 million and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.5 million.
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
The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$6,553	$(5,477)
Adjustments:
Interest expense	22,134	20,538
Income tax expense	5,218	1,607
Depreciation and amortization	33,741	30,565
EBITDA and EBITDAre	$67,646	$47,233

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(73)	$(102)
Gain on insurance recoveries(1)	—	(994)
Loss on extinguishment of debt	1,140	294
Amortization of share-based compensation expense	2,591	2,207
Non-cash ground rent and straight-line rent expense	(4)	16
Other non-recurring expenses(2)	—	1,292
Adjusted EBITDAre attributable to common stock and unit holders	$71,300	$49,946
(1)     During the three months ended March 31, 2022, the Company received $1.0 million of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. This gain on insurance recovery is included in other loss on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
(2)     During the three months ended March 31, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive loss for the period then ended.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$6,553	$(5,477)
Adjustments:
Depreciation and amortization related to investment properties	33,668	30,463
FFO attributable to common stock and unit holders	$40,221	$24,986

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$—	$(994)
Loss on extinguishment of debt	1,140	294
Loan related costs, net of adjustment related to non-controlling interests(2)	1,282	1,286
Amortization of share-based compensation expense	2,591	2,207
Non-cash ground rent and straight-line rent expense	(4)	16
Other non-recurring expenses(3)	—	1,292
Adjusted FFO attributable to common stock and unit holders	$45,230	$29,087
(1)     During the three months ended March 31, 2022, the Company received $1.0 million of insurance proceeds in excess of recognized losses related to damaged sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. This gain on insurance recovery is included in other loss on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 in the accompanying condensed consolidated financial statements included herein.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. The impact of the COVID-19 pandemic and continuing recovery has and may continue to disrupt our historical seasonal patterns.
Subsequent Events
In April and May 2023, 1,175,286 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.75 per share for an aggregate purchase price of $15.0 million.
New Accounting Pronouncements Not Yet Implemented
See Note 2 in the accompanying condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of March 31, 2023 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $2.8 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2022 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $2.8 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates. In the past, we have used and, may in the future, use interest rate hedges to manage our exposure to interest rates. Refer to Note 5 in the accompanying condensed consolidated financial statements included herein, for our debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
We may in the future use derivative instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties' financial condition, including their credit ratings, and entering into agreements with counterparties based on established credit limit policies. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2023, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt	$2,417	$3,355	$503,512	$54,380	$101,386	$500,000	$1,165,050	$1,082,484
Variable rate debt	—	—	772	225,691	667	52,870	280,000	282,121
Total	$2,417	$3,355	$504,284	$280,071	$102,053	$552,870	$1,445,050	$1,364,605
Weighted-average interest rate on debt:
Fixed rate debt	4.59%	4.59%	6.36%	4.53%	4.63%	4.88%	5.48%	5.88%
Variable rate debt	—%	—%	7.34%	6.59%	7.34%	7.34%	6.74%	5.50%
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Repurchase Program during the period ended March 31, 2023:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1 to January 31, 2023	332,241	$14.16	332,241	$161,753
February 1 to February 28, 2023	706,302	$14.22	706,302	$151,711
March 1 to March 31, 2023	867,277	$13.84	867,277	$139,711
Total	1,905,820	$14.03	1,905,820

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

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q (file No. 001-36594) filed on November 2, 2022)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

May 3, 2023

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)