Form 10-Q
period 2023-06-30
Xenia Hotels & Resorts, Inc.
filed 2023-08-02
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 1, 2023, there were 107,260,596 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2023 and December 31, 2022
(Dollar amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$460,342	$460,536
Buildings and other improvements	3,123,142	3,086,785
Total	$3,583,484	$3,547,321
Less: accumulated depreciation	(1,012,707)	(945,786)
Net investment properties	$2,570,777	$2,601,535
Cash and cash equivalents	255,291	305,103
Restricted cash and escrows	61,021	60,807
Accounts and rents receivable, net of allowance for doubtful accounts	33,237	37,562
Intangible assets, net of accumulated amortization of $1,149 and $1,068, respectively	4,979	5,060
Other assets	77,294	69,988
Total assets	$3,002,599	$3,080,055
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,399,744	$1,429,105
Accounts payable and accrued expenses	99,755	107,097
Distributions payable	11,101	11,455
Other liabilities	80,228	72,390
Total liabilities	$1,590,828	$1,620,047
Commitments and Contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 108,121,598 and 112,519,672 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$1,082	$1,126
Additional paid in capital	2,005,265	2,063,273
Accumulated other comprehensive income	5,217	—
Accumulated distributions in excess of net earnings	(625,118)	(623,216)
Total Company stockholders' equity	$1,386,446	$1,441,183
Non-controlling interests	25,325	18,825
Total equity	$1,411,771	$1,460,008
Total liabilities and equity	$3,002,599	$3,080,055
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rooms revenues	$157,942	$165,580	$311,587	$288,778
Food and beverage revenues	92,033	96,781	188,157	164,516
Other revenues	21,091	21,090	40,295	40,504
Total revenues	$271,066	$283,451	$540,039	$493,798
Expenses:
Rooms expenses	37,153	36,423	73,356	65,640
Food and beverage expenses	59,989	60,298	120,676	105,908
Other direct expenses	6,014	6,366	11,712	11,660
Other indirect expenses	66,255	63,059	132,754	116,919
Management and franchise fees	9,226	11,049	19,415	18,675
Total hotel operating expenses	$178,637	$177,195	$357,913	$318,802
Depreciation and amortization	33,490	34,251	67,231	64,816
Real estate taxes, personal property taxes and insurance	12,808	11,369	25,278	22,224
Ground lease expense	784	833	1,494	1,350
General and administrative expenses	9,972	8,933	18,755	16,544
Other operating expenses	378	150	610	325
Impairment and other losses	—	—	—	1,278
Total expenses	$236,069	$232,731	$471,281	$425,339
Operating income	$34,997	$50,720	$68,758	$68,459
Other income	2,897	1,681	4,181	904
Interest expense	(21,650)	(20,353)	(43,784)	(40,891)
Loss on extinguishment of debt	(29)	—	(1,169)	(294)
Net income before income taxes	$16,215	$32,048	$27,986	$28,178
Income tax expense	(1,803)	(3,570)	(7,021)	(5,177)
Net income	$14,412	$28,478	$20,965	$23,001
Net income attributable to non-controlling interests (Note 1)	(620)	(830)	(893)	(677)
Net income attributable to common stockholders	$13,792	$27,648	$20,072	$22,324

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted income per share
Net income per share available to common stockholders - basic and diluted	$0.12	$0.24	$0.18	$0.19
Weighted-average number of common shares (basic)	109,304,694	114,353,273	110,535,092	114,339,989
Weighted-average number of common shares (diluted)	109,511,862	114,733,593	110,768,602	114,741,779

Comprehensive income:
Net income	$14,412	$28,478	$20,965	$23,001
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	5,906	379	5,906	2,896
Reclassification adjustment for amounts recognized in net income (interest expense)	(460)	692	(460)	1,844
	$19,858	$29,549	$26,411	$27,741
Comprehensive income attributable to non-controlling interests (Note 1)	(849)	(862)	(1,122)	(1,126)
Comprehensive income attributable to the Company	$19,009	$28,687	$25,289	$26,615
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at March 31, 2023	110,661,486	$1,107	$2,036,707	$—	$(628,060)	$21,118	$1,430,872
Net income	—	—	—	—	13,792	620	14,412
Repurchase of common shares, net	(2,539,888)	$(25)	$(31,923)	$—	$—	$—	$(31,948)
Dividends, common share / units ($0.10)	—	—	—	—	(10,850)	(231)	(11,081)
Share-based compensation	—	—	481	—	—	3,589	4,070
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	5,658	—	248	5,906
Reclassification adjustment for amounts recognized in net income	—	—	—	(441)	—	(19)	(460)
Balance at June 30, 2023	108,121,598	$1,082	$2,005,265	$5,217	$(625,118)	$25,325	$1,411,771

Balance at March 31, 2022	114,353,273	$1,144	$2,090,627	$(837)	$(661,785)	$9,256	$1,438,405
Net income	—	—	—	—	27,648	830	28,478
Share-based compensation	—	—	415	—	—	3,212	3,627
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	367	—	12	379
Reclassification adjustment for amounts recognized in net income	—	—	—	672	—	20	692
Balance at June 30, 2022	114,353,273	$1,144	$2,091,042	$202	$(634,137)	$13,330	$1,471,581
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2022	112,519,672	$1,126	$2,063,273	$—	$(623,216)	$18,825	$1,460,008
Net income	—	—	—	—	20,072	893	20,965
Repurchase of common shares, net	(4,445,708)	(44)	(58,650)	—	—	—	(58,694)
Dividends, common share / units ($0.20)	—	—	—	—	(21,974)	(459)	(22,433)
Share-based compensation	65,247	—	900	—		5,837	6,737
Shares redeemed to satisfy tax withholding on vested share-based compensation	(17,613)	—	(258)	—	—	—	(258)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	5,658	—	248	5,906
Reclassification adjustment for amounts recognized in net income	—	—	—	(441)	—	(19)	(460)
Balance at June 30, 2023	108,121,598	$1,082	$2,005,265	$5,217	$(625,118)	$25,325	$1,411,771

Balance at December 31, 2021	114,306,727	$1,143	$2,090,393	$(4,089)	$(656,461)	$7,095	$1,438,081
Net income	—	—	—	—	22,324	677	23,001
Share-based compensation	63,024	1	952	—	—	5,109	6,062
Shares redeemed to satisfy tax withholding on vested share-based compensation	(16,478)	—	(303)	—	—	—	(303)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,500	—	396	2,896
Reclassification adjustment for amounts recognized in net income	—	—	—	1,791	—	53	1,844
Balance at June 30, 2022	114,353,273	$1,144	$2,091,042	$202	$(634,137)	$13,330	$1,471,581
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$20,965	$23,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,124	64,533
Non-cash ground rent and amortization of other intangibles	107	283
Amortization of debt premiums, discounts, and financing costs	2,295	2,617
Loss on extinguishment of debt	1,169	294
Gain on insurance recoveries	(535)	(2,513)
Share-based compensation expense	6,559	5,785
Deferred interest expense	(1,296)	(409)
Changes in assets and liabilities:
Accounts and rents receivable	4,325	(13,204)
Other assets	988	(2,951)
Accounts payable and accrued expenses	(6,521)	15,561
Other liabilities	5,493	5,638
Net cash provided by operating activities	$100,673	$98,635
Cash flows from investing activities:
Purchase of investment properties	—	(328,493)
Capital expenditures	(33,996)	(21,844)
Proceeds from sale of investment properties	—	32,820
Proceeds from property insurance	535	1,472
Performance guaranty payments	1,239	1,365
Net cash used in investing activities	$(32,222)	$(314,680)
Cash flows from financing activities:
Proceeds from mortgage debt modification	440	—
Payoff of mortgage debt	(99,488)	(65,000)
Principal payments of mortgage debt	(1,686)	(1,963)
Proceeds from 2023 Term Loans	225,000	—
Principal payments on Corporate Credit Facility Term Loan	(125,000)	—
Repurchase of 2020 Senior Notes	(29,705)	—
Payment of loan fees and issuance costs	(5,554)	—
Payment loan modification fees	(25)	—
Repurchase of common shares	(58,694)	—
Shares redeemed to satisfy tax withholding on vested share-based compensation	(578)	(490)
Dividends and dividend equivalents	(22,759)	(54)
Net cash used in financing activities	$(118,049)	$(67,507)
Net decrease in cash and cash equivalents and restricted cash	(49,598)	(283,552)
Cash and cash equivalents and restricted cash, at beginning of period	365,910	554,231
Cash and cash equivalents and restricted cash, at end of period	$316,312	$270,679

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$255,291	$223,764
Restricted cash	61,021	46,915
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$316,312	$270,679

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$43,968	$38,885
Cash paid for taxes	3,745	1,010

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$4,685	$1,352
Distributions payable	11,101	—
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of June 30, 2023, the Company collectively owned 95.8% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 4.2% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and current and prior members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of June 30, 2023 and 2022, the Company owned 32 and 34 lodging properties, respectively.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2023. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassifications
Certain prior year amounts in these condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the three and six months ended June 30, 2023.
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
Risks and Uncertainties
For the six months ended June 30, 2023, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. For the six months ended June 30, 2022, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.
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
Involuntary Conversion
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the six months ended June 30, 2022, the Company recorded additional hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income for the period then ended.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. The Company received insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida which resulted in the recognition of a gain on insurance recovery of $0.5 million for the three and six months ended June 30, 2023, and $1.5 million and $2.5 million, respectively, for three and six months ended June 30, 2022. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
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
Share-Based Compensation
The Company maintains a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, LTIP units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures as they occur, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's share price, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income and capitalized in buildings and other improvements in the condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
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
At June 30, 2023 and December 31, 2022, deferred financing costs related to the Revolving Line of Credit and the revolving credit facility that was refinanced in January 2023 were $9.6 million and $7.8 million, offset by accumulated amortization of $5.1 million and $6.4 million, respectively. At June 30, 2023 and December 31, 2022, deferred financing costs related to all other debt were $24.4 million and $26.3 million, offset by accumulated amortization of $9.9 million and $10.5 million, respectively.

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2023	June 30, 2023
Orlando, FL	$34,052	$74,460
Phoenix, AZ	24,912	62,385
Houston, TX	26,873	54,332
San Diego, CA	24,628	46,603
Dallas, TX	17,261	37,211
Atlanta, GA	16,974	32,475
Nashville, TN	17,338	28,305
San Francisco/San Mateo, CA	13,869	27,247
Washington, DC-MD-VA	13,142	24,049
Portland, OR	13,442	24,021
Other	68,575	128,951
Total	$271,066	$540,039

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2022	June 30, 2022
Orlando, FL	$36,938	$73,145
Phoenix, AZ	30,885	61,592
San Diego, CA	26,873	46,061
Houston, TX	24,079	45,075
Dallas, TX	18,557	31,403
Atlanta, GA	15,732	26,697
Denver, CO	13,952	23,004
San Francisco/San Mateo, CA	12,711	22,289
Washington, DC-MD-VA	13,579	21,040
Portland, OR	11,258	17,361
Other	78,887	126,131
Total	$283,451	$493,798
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
The acquisition of W Nashville was funded with cash on hand and was accounted for as an asset acquisition resulting in the related acquisition costs being capitalized as part of the purchase price. The results of operations for W Nashville have been included in the Company’s condensed consolidated statements of operations and comprehensive income since its acquisition date.
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
(1)As part of the purchase price allocation for W Nashville, the Company allocated $0.1 million to advance bookings that were amortized over 1.3 years as well as $0.1 million allocated to food inventory.
(2)As part of the purchase price allocation for W Nashville, the Company allocated $4.0 million to a liability associated with key money received by the seller from the third-party hotel manager. This liability is being amortized over 29.8 years and in the event of early termination is payable to the third-party hotel manager on a pro rata basis for the remaining portion of the term of the hotel management agreement.
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

5. Debt
Debt as of June 30, 2023 and December 31, 2022 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	June 30, 2023	December 31, 2022
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed (2)	—%		8/14/2024	$—	$99,590
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	55,110	55,685
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	109,143	110,153
Andaz Napa	Fixed (3)	5.72%		1/19/2028	55,000	54,560
Total Mortgage Loans		4.88%	(4)		$219,253	$319,988
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Variable (5)	—%		9/13/2024	—	125,000
2023 Initial Term Loan	Fixed (5)	5.45%		3/1/2026	125,000	—
2023 Delayed Draw Term Loan	Fixed (5)	5.45%		3/1/2026	100,000	—
Revolving Credit Facility	Variable (6)	—%		2/28/2024	—	—
Revolving Line of Credit (2023)	Variable (6)	6.80%		1/11/2027	—	—
Total Corporate Credit Facilities					$225,000	$125,000
2020 Senior Notes $500M (7)	Fixed	6.38%		8/15/2025	470,000	500,000
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)					(14,509)	(15,883)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.47%	(4)		$1,399,744	$1,429,105
(1)The rates shown represent the annual interest rates as of June 30, 2023. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)This mortgage loan was repaid in full in January 2023.
(3)In January 2023, the Company amended this mortgage loan to update the variable index from one-month LIBOR to Term SOFR, increase the credit spread, increase the principal amount to $55 million and extend the maturity date through January 2028. Term SOFR has been fixed with interest rate swaps through January 1, 2027.
(4)Represents the weighted-average interest rate as of June 30, 2023.
(5)In January 2023, the existing corporate credit facility term loan was refinanced with a new $125 million Initial Term Loan and, effective as of January 10, 2023, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described under "Corporate Credit Facilities". On January 17, 2023, an additional $100 million Delayed Draw Term Loan was borrowed and, effective as of such date, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described below under "Corporate Credit Facilities". Term SOFR has been fixed with interest rate swaps on both the 2023 Initial Term Loan and the 2023 Delayed Draw Term Loan through mid-February 2025.
(6)The prior revolving credit facility was refinanced with a new $450 million Revolving Line of Credit in January 2023 and, effective as of January 10, 2023, the spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(7)During the six months ended June 30, 2023, the Company repurchased in the open market and retired $30.0 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.
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

Of the total outstanding debt at June 30, 2023, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.
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
As of June 30, 2023, there was no outstanding balance on the Revolving Line of Credit. During the three and six months ended June 30, 2023, the Company incurred unused commitment fees of approximately $0.4 million and $0.7 million, respectively, and did not incur interest expense. During the three and six months ended June 30, 2022, the Company incurred unused commitment fees of approximately $0.3 million and $0.7 million, respectively, and did not incur interest expense.
Senior Notes
The indentures governing the Senior Notes contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures. In connection with entry into the 2023 Credit Agreement and the refinancing of the obligations under the prior corporate credit facilities, the collateral securing the Senior Notes was released in full. On and after January 10, 2023, the Senior Notes constitute unsecured obligations.
During the six months ended June 30, 2023, the Company repurchased in the open market and retired $30.0 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.
Financial Covenants
As of June 30, 2023, the Company was not in compliance with its debt covenants on one mortgage loan due to disruption from a significant renovation taking place during the prior trailing 12 months. This did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the collateralized property into a separate bank account that the lender controls and that may be used to reduce the amount of the outstanding loan balance.

Debt Outstanding
Total debt outstanding as of June 30, 2023 and December 31, 2022 was $1,414 million and $1,445 million, respectively, and had a weighted-average interest rate of 5.47% and 5.65% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2023	Weighted- Average Interest Rate
2023	$1,620	4.59%
2024	3,355	4.59%
2025	474,431	6.36%
2026	280,381	5.28%
2027	102,388	4.64%
Thereafter	552,078	4.95%
Total Debt	$1,414,253	5.47%
Revolving Line of Credit (matures in 2027)	—	6.80%
Loan premiums, discounts and unamortized deferred financing costs, net	(14,509)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,399,744	5.47%
During the six months ended June 30, 2023, in connection with the 2023 Credit Agreement and amended mortgage loan, the Company capitalized $5.6 million of deferred financing costs and expensed $1.7 million of legal fees which were included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
During the six months ended June 30, 2023, in connection with refinancing of the prior revolving credit facility, the repayment of the existing corporate credit facility term loan and the repayment of one mortgage loan, the Company wrote off unamortized deferred financing costs of $1.1 million, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income for the period then ended.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of June 30, 2023, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income. Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt. During the six months ended June 30, 2022, the Company terminated two interest rate swaps prior to their maturity and incurred swap termination costs of $1.6 million which is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
Derivative instruments held by the Company with the right of offset in a net asset position were included in other assets on the condensed consolidated balance sheets.

The following table summarizes the terms of the derivative financial instruments held by the Company as of June 30, 2023 and December 31, 2022, respectively (in thousands):

						June 30, 2023		December 31, 2022
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2023 Initial Term Loan	Swap	3.85%	1- Month SOFR	5/10/2023	2/10/2025	$75,000	$1,258	$—	$—
2023 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	50,000	823	—	—
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	50,000	837	—	—
2023 Delayed Draw Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	25,000	414	—	—
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	25,000	418	—	—
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	1,696	—	—
						$280,000	$5,446	$—	$—
The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Income:
Gain recognized in other comprehensive income	Unrealized gain on interest rate derivative instruments	$5,906	$379	$5,906	$2,896
Gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income (interest expense)	$(460)	$692	$(460)	$1,844
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$21,650	$20,353	$43,784	$40,891
Realized loss on termination of derivative instruments	Other income	$—	$—	$—	$(1,555)
The Company expects approximately $4.0 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair values is included in the condensed consolidated balance sheets as of as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement Date
	June 30, 2023		December 31, 2022
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$5,446	$—	$—	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$444,253	$424,026	$444,988	$429,035
Senior Notes(1)	970,000	908,257	1,000,000	912,823
Revolving Credit Facility	—	—	—	—
Revolving Line of Credit (2023)	—	—	—	—
Total	$1,414,253	$1,332,283	$1,444,988	$1,341,858
(1) During the six months ended June 30, 2023, the Company repurchased in the open market and retired $30.0 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.

The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 6.17% and 6.24% per annum as of June 30, 2023 and December 31, 2022, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated the income tax expense for the three and six months ended June 30, 2023 using an estimated federal and state combined effective tax rate of 23.68% and recognized an income tax expense of $1.8 million and $7.0 million, respectively.
The Company estimated the income tax expense for the three and six months ended June 30, 2022 using an estimated federal and state combined effective tax rate of 15.35% and recognized an income tax expense of $3.6 million and $5.2 million, respectively.
9. Stockholders' Equity
Common Stock
The Company maintains an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2023 and 2022 and, as of June 30, 2023, $200 million of common stock remained available for issuance. As of June 30, 2023, and December 31, 2022, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $1.1 million and $1.0 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the existing registration statement expires in August 2023.
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
During the six months ended June 30, 2023, 4,445,708 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.20 per share for an aggregate purchase price of $58.7 million. No shares were purchased as part of the Repurchase Program during the six months ended June 30, 2022. As of June 30, 2023, the Company had approximately $107.8 million remaining under its share repurchase authorization.
Distributions
The Company declared the following dividends during the six months ended June 30, 2023:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.10	March 31, 2023	March 31, 2023	April 14, 2023
$0.10	June 30, 2023	June 30, 2023	July 14, 2023
Non-Controlling Interest of Common Units in Operating Partnership
As of June 30, 2023, the Operating Partnership had 4,729,619 LTIP Units outstanding, representing a 4.2% partnership interest held by the limited partners. Of the 4,729,619 LTIP Units outstanding at June 30, 2023, 1,860,430 units had vested and had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement of the Operating Partnership.

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
The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common stockholders	$13,792	$27,648	$20,072	$22,324
Dividends paid on unvested share-based compensation	(66)	—	(133)	—
Undistributed earnings attributable to unvested share-based compensation	(5)	(61)	—	(48)
Net income available to common stockholders	$13,721	$27,587	$19,939	$22,276

Denominator:
Weighted-average shares outstanding - Basic	109,304,694	114,353,273	110,535,092	114,339,989
Effect of dilutive share-based compensation	207,168	380,320	233,510	401,790
Weighted-average shares outstanding - Diluted	109,511,862	114,733,593	110,768,602	114,741,779

Basic and diluted income per share:
Net income per share available to common stockholders - basic and diluted	$0.12	$0.24	$0.18	$0.19
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
In May 2023, pursuant to the Company's Director Compensation Program, the Company approved the issuance of 56,917 fully vested LTIP Units to seven of its non-employee directors which had a grant date fair value of $12.30 per unit.

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of June 30, 2023:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2022	224,677	1,720,629	1,945,306
Granted	214,902	1,302,334	1,517,236
Vested(2)	(65,247)	(153,774)	(219,021)
Forfeited	(11,759)	—	(11,759)
Unvested as of June 30, 2023	362,573	2,869,189	3,231,762
Weighted-average fair value of unvested shares/units	$13.39	$9.71	$10.12
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the six months ended June 30, 2023 and 2022, 17,613 and 16,478 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

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
For the three and six months ended June 30, 2023, the Company recognized approximately $3.3 million and $5.9 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to its executive officers and certain corporate employees. In addition, for the three and six months ended June 30, 2023, the Company recognized $0.7 million of share-based compensation expense related to grants to the Board of Directors and capitalized approximately $0.1 million and $0.2 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of June 30, 2023, there was $19.0 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.85 additional years.
For the three and six months ended June 30, 2022, the Company recognized approximately $2.8 million and $5.0 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and certain corporate employees. In addition, for the three and six months ended June 30, 2022, the Company recognized $0.8 million of share-based compensation expense related to grants to the Board of Directors and capitalized approximately $50 thousand (net of forfeitures) and $0.3 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the six months ended June 30, 2023 (dollar amounts in thousands):

June 30, 2023
Weighted-average remaining lease term, including reasonably certain extension options(1)	20 years
Weighted-average discount rate	5.71%

ROU asset(2)	$18,259
Lease liability(3)	$19,366

Operating lease rent expense	$1,065
Variable lease costs	2,143
Total rent and variable lease costs	$3,208
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of June 30, 2023.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2023.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of June 30, 2023 (in thousands):

Year Ending December 31, 2023
2023 (excluding the six months ended June 30, 2023)	$1,072
2024	2,157
2025	2,172
2026	2,188
2027	2,204
Thereafter	24,444
Total undiscounted lease payments	$34,237
Less imputed interest	(14,871)
Lease liability(1)	$19,366
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2023.

Management and Franchise Agreements
In order to maintain its qualification as a REIT, the Company cannot directly or indirectly operate any of its hotels. The Company leases each hotel to TRS lessees, which in turn engage property managers to manage the hotels. Each hotel is operated pursuant to a hotel management agreement with an independent third-party hotel management company.
Pursuant to the hotel management agreements, the management company controls the day-to-day operation of each hotel, and the Company is granted limited approval rights with respect to certain of the management company’s actions. The hotel management agreements typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are exceeded, an incentive management fee. Many hotel management agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
Franchise agreements generally have initial terms of 20 years, with an average remaining initial term of approximately ten years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of gross rooms revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the three and six months ended June 30, 2023, the Company incurred management and franchise fee expenses of $9.2 million and $19.4 million, respectively, and for the three and six months ended June 30, 2022 incurred expenses of $11.0 million and $18.7 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2023 and December 31, 2022, the Company had a balance of $47.3 million and $46.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
Renovation and Construction Commitments
As of June 30, 2023, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of June 30, 2023 totaled $29.5 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
13. Subsequent Events
In July 2023, the Company repurchased a total of 861,002 shares of common stock at a weighted-average price of $12.54 per share for total consideration of approximately $10.8 million pursuant to Rule 10b-18 and Rule 10b5-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the impact of macroeconomic factors, including inflation, rising interest rates and concerns over a near-term recession, as well as the ongoing economic recovery following the COVID-19 global pandemic, on our business, including on the demand for travel (including leisure travel and transient and group business travel, and seasonal nature of the travel industry), capital expenditures, supply chain issues, the ability to consummate acquisitions and dispositions of hotel properties, liquidity, staffing and derivations thereof, financial performance and potential dividends, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023, as may be updated elsewhere in this report and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC, general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth; macroeconomic factors, including rising interest rates, bank failures and concerns over a near-term recession, and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures, property and other taxes, and insurance which could result in reduced operating profit margins; the pace and evenness of recovery following the COVID-19 pandemic and the long-term effects of the pandemic, COVID-19 variants or any future resurgence, including with respect to global and regional economic activity, travel limitations or bans, the demand for travel, levels of spending in transient or group business and leisure segments, and levels of consumer confidence; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic including the ability to provide adequate staffing levels required to effectively operating our hotels and meet customer needs; the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; declines in occupancy and average daily rate; decreased demand for business travel due to technological advancements and preferences for virtual over in-person meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; changes in interest rates and operating costs, including labor and service related costs; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws (including increases in minimum wages); retention and attraction of our senior management team or key personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, the physical effects of climate change, civil unrest, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on top 25 lodging as well as key leisure destinations in the United States. As of June 30, 2023, we owned 32 hotels, comprising 9,511 rooms, across 14 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton, The Kessler Collection and Davidson.
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
Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, other direct and indirect operating expenses, and management and franchise fees. Rooms expense includes housekeeping wages and associated payroll taxes, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs. We enter into management agreements with independent third-party management companies to operate our hotels. The management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. Hotels that are not operated by brand managers incur franchise fees based on the level of revenues of each individual hotel.

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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 2.0% and 2.4% during the first and second quarters of 2023, according to the U.S. Department of Commerce, representing a decrease in the annual rate growth trend from the third and fourth quarters of 2022 of 3.2% and 2.6%, respectively. The increase during the second quarter reflected increases in consumer spending, nonresidential fixed investment, state and local government spending, private inventory investment, and federal government spending that were partially offset by decreases in exports and residential fixed investment as well as increases in imports. In addition, the unemployment rate rose slightly to 3.6% in June 2023 from 3.5% in March 2023 and December 2022. We continue to monitor and evaluate the challenges associated with inflationary pressures, rising interest rates, a potential domestic and/or global recession and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand decreased 0.4% and increased 2.6%, respectively, during the three and six months ended June 30, 2023. New hotel supply increased by 0.3% during the same periods. An increase in ADR of 3.2% was partially offset by a decrease in occupancy of 0.7% which led to an increase in industry RevPAR of 2.5% for the three months ended June 30, 2023 compared to 2022. An increase in ADR of 6.2% coupled with an increase in occupancy of 2.3% led to an increase in industry RevPAR of 8.7% for the six months ended June 30, 2023 compared to 2022.
Second Quarter 2023 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, decreased 1.6% and increased 9.6% to $182.49 and $181.03 for the three and six months ended June 30, 2023 compared to $185.44 and $165.16 for the three and six months ended June 30, 2022, respectively. The decrease in our total portfolio RevPAR for the three months ended June 30, 2023 compared to the same period in 2022 was driven primarily by normalizing leisure demand and renovation disruption which was partially offset by continued growth in group demand. The increase in our total portfolio RevPAR for the six months ended June 30, 2023 compared to the same period in 2022 was driven by strong RevPAR growth in both business transient and group demand, robust leisure transient demand in the first quarter and by easier comparable performance against January and February of 2022 when the Omicron variant significantly impacted travel and was partially offset by normalizing leisure demand and renovation disruption in the second quarter. Further, demand has continued to shift to a more traditional mix within our portfolio.
Net income decreased 49.4% for the three months ended June 30, 2023 compared the three months ended June 30, 2022, which was primarily attributed to a decrease in hotel operating income of $14.2 million, a $1.9 million reduction in hotel operating income attributed to the two hotels sold in the fourth quarter of 2022, a $1.3 million increase in interest expense, a $1.0 million increase in general and administrative expenses and a $0.2 million increase in other operating expenses. These decreases were partially offset by a $1.8 million decrease in income tax expense, a $1.2 million increase in other income, a $0.8 million reduction in depreciation and amortization expense and a $0.7 million increase in hotel operating income attributed to the acquisition of W Nashville.
Net income decreased 8.9% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which was primarily attributed to a $3.0 million reduction in hotel operating income attributed to the three hotels sold in 2022, a $2.9 million increase in interest expense, a $2.4 million increase in depreciation and amortization expense, a $2.2 million increase in general and administrative expenses, a $1.8 million increase in income tax expense, a $0.9 million increase in loss on extinguishment of debt and a $0.3 million increase in other operating expenses. These decreases were partially offset by an increase in hotel operating income of $5.1 million, a $3.3 million increase in other income, a $1.8 million increase in hotel operating income attributed to the acquisition of W Nashville and a $1.3 million reduction in impairment and other losses.

Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2023 decreased 15.7% and increased 5.3% compared to three and six months ended June 30, 2022 and Adjusted FFO attributable to common stock and unit holders decreased 20.9% and increased 2.5% for the same periods. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2023 and 2022:

					Six Months Ended June 30,
					2023	2022		Change
Number of properties at January 1					32	34		(2)
Properties acquired					—	1		(1)
Properties disposed					—	(1)		1
Number of properties at June 30					32	34		(2)

Number of rooms at January 1					9,508	9,659		(151)
Rooms in properties acquired(1)					3	346		(343)
Rooms in properties disposed					—	(193)		193
Number of rooms at June 30					9,511	9,812		(301)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Decrease		2023	2022		Increase
Total Portfolio Statistics:
Occupancy(2)	68.6%	68.9%	(30)	bps	67.3%	62.9%	440	bps
ADR(2)	$265.98	$269.20	(1.2)%		$268.82	$262.76		2.3%
RevPAR(2)	$182.49	$185.44	(1.6)%		$181.03	$165.16		9.6%
(1)    In April 2023, we added three newly created rooms at The Ritz-Carlton, Denver.
(2)    For hotels acquired during the applicable period, includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are included through the date of the respective disposition.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	% Change	2023	2022	Increase / (Decrease)	% Change
Revenues:
Rooms revenues	$157,942	$165,580	$(7,638)	(4.6)%	$311,587	$288,778	$22,809	7.9%
Food and beverage revenues	92,033	96,781	(4,748)	(4.9)%	188,157	164,516	23,641	14.4%
Other revenues	21,091	21,090	1	—%	40,295	40,504	(209)	(0.5)%
Total revenues	$271,066	$283,451	$(12,385)	(4.4)%	$540,039	$493,798	$46,241	9.4%
Rooms revenues
Rooms revenues decreased by $7.6 million, or 4.6%, to $157.9 million for the three months ended June 30, 2023 from $165.6 million for the three months ended June 30, 2022 driven primarily by normalizing leisure demand and renovation disruption, which was partially offset by continued growth in group demand, along with transaction activity including:

•$4.4 million decrease attributed to the sale of Bohemian Hotel Celebration, Autograph Collection in October 2022 and Kimpton Hotel Monaco Denver in December 2022 (collectively, "the two hotels sold in fourth quarter of 2022"), and
•$1.0 million increase attributed to the acquisition of W Nashville in March 2023.

Rooms revenues decreased $4.2 million, or 2.7%, for our comparable hotels, which was attributed to a 2.8% decrease in RevPAR in 2023 compared to 2022, driven by a 2.1% decrease in ADR and a decrease in occupancy of 40 basis points.
Rooms revenues increased by $22.8 million, or 7.9%, to $311.6 million for the six months ended June 30, 2023 from $288.8 million for the six months ended June 30, 2022 driven by strong RevPAR growth in both business transient and group demand and robust leisure transient demand in the first quarter, along with transaction activity including:
•$7.9 million decrease attributed to the two hotels sold in fourth quarter of 2022, and
•$6.4 million increase attributed to the acquisition of W Nashville in March 2023.

Rooms revenues increased $24.3 million, or 8.9%, for our comparable hotels, which was attributed to an 8.9% increase in RevPAR in 2023 compared to 2022, driven by a 1.2% increase in ADR and an increase in occupancy of 480 basis points aided by easier comparable performance to 2020, particularly in January and February which were impacted by the Omicron variant.
Food and beverage revenues
Food and beverage revenues decreased by $4.7 million, or 4.9%, to $92.0 million for the three months ended June 30, 2023 from $96.8 million for the three months ended June 30, 2022 primarily due to normalizing leisure demand and renovation disruption and a $2.0 million decrease attributed to the two hotels sold in fourth quarter of 2022. Food and beverage revenues decreased $2.7 million, or 3.1%, for our comparable hotels.
Food and beverage revenues increased by $23.6 million, or 14.4%, to $188.2 million for the six months ended June 30, 2023 from $164.5 million for the six months ended June 30, 2022 primarily due to significant growth in business transient and group demand, along with transaction activity including:
•$4.5 million increase attributed to the acquisition of W Nashville in March 2023, and
•$3.8 million decrease attributed to the two hotels sold in fourth quarter of 2022.

Food and beverage revenues increased $22.9 million, or 14.9%, for our comparable hotels.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	% Change	2023	2022	Increase	% Change
Hotel operating expenses:
Rooms expenses	$37,153	$36,423	$730	2.0%	$73,356	$65,640	$7,716	11.8%
Food and beverage expenses	59,989	60,298	(309)	(0.5)%	120,676	105,908	14,768	13.9%
Other direct expenses	6,014	6,366	(352)	(5.5)%	11,712	11,660	52	0.4%
Other indirect expenses	66,255	63,059	3,196	5.1%	132,754	116,919	15,835	13.5%
Management and franchise fees	9,226	11,049	(1,823)	(16.5)%	19,415	18,675	740	4.0%
Total hotel operating expenses	$178,637	$177,195	$1,442	0.8%	$357,913	$318,802	$39,111	12.3%

Total hotel operating expenses
In general, hotel operating costs generally correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $1.4 million, or 0.8%, to $178.6 million for the three months ended June 30, 2023 from $177.2 million for the three months ended June 30, 2022 largely due to increased staffing which began ramping up in the second half of 2022 and higher costs of labor. In addition, transaction activity includes:
•$4.6 million decrease attributed to the two hotels sold in fourth quarter of 2022, and
•$0.3 million increase attributed to the acquisition of W Nashville in March 2023.

Hotel operating expenses increased $5.7 million, or 3.5%, for our comparable hotels.
Total hotel operating expenses increased $39.1 million, or 12.3%, to $357.9 million for the six months ended June 30, 2023 from $318.8 million for the six months ended June 30, 2022 largely due to the increase in total revenues along with increased staffing and higher costs of labor in 2023 compared to 2022. In addition, transaction activity includes:
•$9.0 million increase attributed to the acquisition of W Nashville in March 2023, and
•$8.7 million decrease attributed to the two hotels sold in fourth quarter of 2022.

Hotel operating expenses increased $38.8 million, or 13.0%, for our comparable hotels.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	% Change	2023	2022	Increase / (Decrease)	% Change
Depreciation and amortization	$33,490	$34,251	$(761)	(2.2)%	$67,231	$64,816	$2,415	3.7%
Real estate taxes, personal property taxes and insurance	12,808	11,369	1,439	12.7%	25,278	22,224	3,054	13.7%
Ground lease expense	784	833	(49)	(5.9)%	1,494	1,350	144	10.7%
General and administrative expenses	9,972	8,933	1,039	11.6%	18,755	16,544	2,211	13.4%
Other operating expenses	378	150	228	152.0%	610	325	285	87.7%
Impairment and other losses	—	—	—	—%	—	1,278	(1,278)	(100.0)%
Total corporate and other expenses	$57,432	$55,536	$1,896	3.4%	$113,368	$106,537	$6,831	6.4%
Depreciation and amortization
Depreciation and amortization expense decreased $0.8 million, or 2.2%, to $33.5 million for the three months ended June 30, 2023 from $34.3 million for the three months ended June 30, 2022. This decrease was primarily attributed to a reduction of depreciation expense related to the two hotels sold in fourth quarter of 2022 and is net of an increase in depreciation and amortization expense attributed to the timing of new assets being placed in service and fully depreciated assets during the comparable periods.
Depreciation and amortization expense increased $2.4 million, or 3.7%, to $67.2 million for the six months ended June 30, 2023 from $64.8 million for the six months ended June 30, 2022. This increase was primarily attributed to the acquisition of W Nashville in March 2022 and to the the timing of new assets being placed in service and fully depreciated assets during the comparable periods. These increases are net of a reduction in depreciation and amortization expense related to the three hotels sold in 2022.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $1.4 million, or 12.7%, to $12.8 million for the three months ended June 30, 2023 from $11.4 million for the three months ended June 30, 2022. This increase was primarily attributed to a $0.9 million increase in insurance premiums and a $0.8 million increase in real estate taxes and is net of a $0.3 million reduction in real estate taxes, personal property taxes and insurance related to the two hotels sold in the fourth quarter of 2022.
Real estate taxes, personal property taxes and insurance expense increased $3.1 million, or 13.7%, to $25.3 million for the six months ended June 30, 2023 from $22.2 million for the six months ended June 30, 2022. This increase was primarily attributed to a $1.8 million increase in insurance premiums and a $1.2 million increase in real estate taxes. Additionally, the acquisition of W Nashville in March 2022 contributed to the increase by $0.7 million. These increases are net of a $0.6 million reduction in real estate taxes, personal personal property taxes and insurance related to the three hotels sold in 2022.
Ground lease expense
Ground lease expense remained flat at $0.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and increased $0.1 million, or 10.7%, to $1.5 million for the six months ended June 30, 2023 from $1.4 million for the six months ended June 30, 2022. The increase was primarily attributable to an increase in percentage rent in 2023, which is based on revenues at certain hotels with ground leases, compared to 2022.
General and administrative expenses
General and administrative expenses increased $1.0 million, or 11.6%, and $2.2 million, or 13.4%, to $10.0 million and $18.8 million for the three and six months ended June 30, 2023 from $8.9 million and $16.5 million for the three and six months ended June 30, 2022, respectively. This increase is primarily due to higher employment costs, which is due in part to increased headcount.
Other operating expenses
Other operating expenses increased $0.2 million, or 152.0%, and $0.3 million, or 87.7%, to $0.4 million and $0.6 million for the three and six months ended June 30, 2023 from $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively. This increase was primarily attributed to the acquisition of W Nashville in March 2022.
Impairment and other losses
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the six months ended June 30, 2022, the Company expensed additional hurricane-related repair and cleanup costs of $1.3 million.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase / Decrease	% Change	2023	2022	Increase	% Change
Non-operating income and expenses:
Other income	$2,897	$1,681	1,216	72.3%	4,181	904	3,277	362.5%
Interest expense	(21,650)	(20,353)	1,297	6.4%	(43,784)	(40,891)	2,893	7.1%
Loss on extinguishment of debt	(29)	—	29	100.0%	(1,169)	(294)	875	297.6%
Income tax expense	(1,803)	(3,570)	(1,767)	(49.5)%	(7,021)	(5,177)	1,844	35.6%
Other income
Other income increased $1.2 million, or 72.3%, to $2.9 million for the three months ended June 30, 2023 from $1.7 million for the three months ended June 30, 2022. Interest income increased $2.3 million to $2.4 million for the three months ended June 30, 2023 from $0.1 million for the three months ended June 30, 2022 primarily attributed to higher interest rates. In addition, during the three months ended June 30, 2023, we recognized a gain on insurance recovery of $0.5 million associated with hurricane-related damage sustained at Loews New Orleans Hotel which was partially offset by loan issuance costs. Other income for the three months ended June 30, 2022 was primarily attributable a $1.5 million gain on insurance recovery associated with hurricane-related damage at Loews New Orleans Hotel and interest income.
Other income increased $3.3 million, or 362.5%, to $4.2 million for the six months ended June 30, 2023 from $0.9 million for the six months ended June 30, 2022. Interest income increased $4.3 million to $4.5 million for six months ended June 30, 2023 from $0.2 million for the six months ended June 30, 2022 primarily attributed to higher interest rates. In addition, during the six months ended June 30, 2023, we recognized a gain on insurance recovery of $0.5 million associated with hurricane-related damage sustained at Loews New Orleans Hotel which was partially offset by loan issuance costs. Other income for the six months ended June 30, 2022 was primarily attributable a $2.5 million gain on insurance recovery associated with hurricane-related damage at Loews New Orleans Hotel which was partially offset by costs associated with the termination of two interest rate swaps.
Interest expense
Interest expense increased $1.3 million, or 6.4%, and $2.9 million, or 7.1%, to $21.7 million and $43.8 million for the three and six months ended June 30, 2023 from $20.4 million and $40.9 million for the three and six months ended June 30, 2022. The increase was primarily due to rising interest rates on variable rate debt, partially offset by the impact of interest rate swaps entered into during the three months ended June 30, 2023.
Loss on extinguishment of debt
The loss on extinguishment of debt of $1.2 million for the six months ended June 30, 2023 was attributable to the write-off of certain unamortized debt issuance costs associated with the prior revolving credit facility, which was refinanced with the Revolving Line of Credit in January 2023, as well as the early repayments of the corporate credit facility term loan that was due to mature in September 2024 and one mortgage loan. The loss on extinguishment of debt of $0.3 million for the six months ended June 30, 2022 was attributable to the write-off of unamortized debt issuance costs upon the early repayment of one mortgage loan.
Income tax expense
Income tax expense decreased $1.8 million, or 49.5%, and increased $1.8 million, or 35.6%, to $1.8 million and $7.0 million for the three and six months ended June 30, 2023 from $3.6 million and $5.2 million for the three and six months ended June 30, 2022. The increase from prior year was primarily attributed to higher projected taxable income and gross receipts coupled with an increase in the effective tax rate for the first half of 2023 compared to 2022. These increases were partially offset by the use of state net operating loss carryforwards.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements from cash on hand, cash flows from hotel operations, use of our unencumbered asset base, asset dispositions, borrowings under our Revolving Line of Credit, and proceeds from various capital market transactions, including issuances of debt and equity securities. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs.
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
Liquidity
As of June 30, 2023, we had $255.3 million of consolidated cash and cash equivalents and $61.0 million of restricted cash and escrows. The restricted cash as of June 30, 2023 primarily consisted of $47.3 million related to FF&E reserves as required per the terms of our management and franchise agreements, $11.5 million in deposits made for capital projects, cash held in restricted escrows of $1.5 million primarily for real estate taxes and mortgage escrows and $0.7 million for disposition-related holdbacks.
As of June 30, 2023, there was no outstanding balance on our Revolving Line of Credit and the full $450 million is available to be borrowed. Proceeds from future borrowings may be used for working capital, general corporate or other purposes.

As of June 30, 2023, we had $200 million available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of June 30, 2023, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.47%.
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
From time to time, we will consider open market purchases or tenders of our Senior Notes or other public indebtedness when considered advantageous relative to other uses of capital. During the six months ended June 30, 2023, we repurchased in the open market and retired $30.0 million aggregate principal of our 6.375% 2020 Senior Notes due August 2025.

Debt Covenants
As of June 30, 2023, we were not in compliance with our debt covenants on one mortgage loan due to disruption from a significant renovation taking place during the prior trailing 12 months. This did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the collateralized property into a separate bank account that the lender controls, which may be used to reduce the outstanding loan balance.
Derivatives
As of June 30, 2023, we had six interest rate swaps with an aggregate notional amount of $280.0 million. These swaps fix the variable interest rate on one mortgage loan for a portion of the term and fix SOFR for a portion of the terms of the 2023 Term Loans. The 2023 Term Loans spread may vary, as it is determined by our leverage ratio.
Capital Markets
We maintain an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, we may from time to time offer and sell shares of our common stock having an aggregate offering price up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2023 and, as of June 30, 2023, $200 million of common stock remained available for issuance.
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
During the six months ended June 30, 2023, 4,445,708 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.20 per share for an aggregate purchase price of $58.7 million. No shares were purchased as part of the Repurchase Program during the six months ended June 30, 2023. As of June 30, 2023, we had approximately $107.8 million remaining under our share repurchase authorization.
In July 2023, the Company repurchased a total of 861,002 shares of common stock at a weighted-average price of $12.54 per share for total consideration of approximately $10.8 million pursuant to Rule 10b-18 and Rule 10b5-1.
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
As of June 30, 2023 and December 31, 2022, we had a total of $47.3 million and $46.3 million, respectively, of FF&E reserves. During the three and six months ended June 30, 2023 we made total capital expenditures of $22.4 million and $34.0 million, respectively, and during the three and six months ended June 30, 2022, we made total capital expenditures of $14.3 million and $21.8 million, respectively.

Off-Balance Sheet Arrangements
As of June 30, 2023, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of June 30, 2023 totaled $29.5 million.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowing under debt financings, including draws on our Revolving Line of Credit, and from various types of equity offerings or the sale of our hotels. Due to rising rates of inflation and interest rates and implications of a potential recession and related market impacts, certain sources of capital may not be as readily available to us as they have been historically or may come at higher costs. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program.
Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$100,673	$98,635
Net cash used in investing activities	(32,222)	(314,680)
Net cash used in financing activities	(118,049)	(67,507)
Net decrease in cash and cash equivalents and restricted cash	$(49,598)	$(283,552)
Cash and cash equivalents and restricted cash, at beginning of period	365,910	554,231
Cash and cash equivalents and restricted cash, at end of period	$316,312	$270,679
Operating
•Cash provided by operating activities was $100.7 million and $98.6 million for the six months ended June 30, 2023 and 2022, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. Refer to the "Results of Operations" section for further discussion of our operating results for the three and six months ended June 30, 2023 and 2022.
Investing
•Cash used in investing activities was $32.2 million and $314.7 million for the six months ended June 30, 2023 and 2022, respectively. Cash used in investing activities for the six months ended June 30, 2023 was attributed to $34.0 million in capital improvements at our hotel properties, which was partially offset by $1.2 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis and $0.5 million of proceeds from property insurance. Cash used in investing activities for the six months ended June 30, 2022 was attributed to $328.5 million for the acquisition of W Nashville and $21.8 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $32.8 million from the disposition of Kimpton Hotel Monaco Chicago, $1.5 million of proceeds from property insurance and $1.4 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $118.0 million and $67.5 million for the six months ended June 30, 2023 and 2022, respectively. Cash used in financing activities for the six months ended June 30, 2023 was attributed to (i) the repayment of the existing corporate credit facility term loan maturing in 2024 totaling $125.0 million, (ii) the repayment of mortgage debt totaling $99.5 million, (iii) the repurchase of common stock totaling $58.7 million, (iv) the expenditure of $29.7 million for the repurchase and retirement of $30.0 million aggregate principal of 2020 Senior Notes, (v) the payment of $22.8 million in dividends, (vi) payment of loan fees and issuance costs of $5.6 million, (vii) principal payments of mortgage debt totaling $1.7 million and (viii) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million, which was partially offset (y) by proceeds from the 2023 Term Loans totaling $225.0 million and (z) proceeds from the amendment of one mortgage loan of $0.4 million. Cash used in financing activities for the six months ended June 30, 2022 was attributed the repayment of mortgage debt totaling $65.0 million, principal payments of mortgage debt totaling $2.0 million and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.5 million.
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
We further adjust EBITDAre to exclude the impact of non-controlling interests in consolidated entities other than our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We also adjust EBITDAre for certain additional items such as depreciation and amortization related to corporate assets, terminated transaction and pre-opening expenses, amortization of share-based compensation, non-cash ground rent and straight-line rent expense, the cumulative effect of changes in accounting principles, and other costs we believe do not represent recurring operations and are not indicative of the performance of our underlying hotel property entities. We believe it is meaningful for investors to understand Adjusted EBITDAre attributable to all common stock and unit holders. We believe Adjusted EBITDAre attributable to common stock and unit holders provides investors with another useful financial measure in evaluating and facilitating comparison of operating performance between periods and between REITs that report similar measures.
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
We further adjust FFO for certain additional items that are not in Nareit’s definition of FFO such as terminated transaction and pre-opening expenses, amortization of debt origination costs and share-based compensation, non-cash ground rent and straight-line rent expense, and other items we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$14,412	$28,478	$20,965	$23,001
Adjustments:
Interest expense	21,650	20,353	43,784	40,891
Income tax expense	1,803	3,570	7,021	5,177
Depreciation and amortization	33,490	34,251	67,231	64,816
EBITDA and EBITDAre	$71,355	$86,652	$139,001	$133,885

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(103)	$(104)	$(176)	$(206)
Gain on insurance recoveries(1)	(535)	(1,519)	(535)	(2,513)
Loss on extinguishment of debt	29	—	1,169	294
Amortization of share-based compensation expense	3,968	3,578	6,559	5,785
Non-cash ground rent and straight-line rent expense	(46)	16	(50)	32
Other non-recurring expenses(2)	—	—	—	1,292
Adjusted EBITDAre attributable to common stock and unit holders	$74,668	$88,623	$145,968	$138,569
(1)     During the three and six months ended June 30, 2023, the Company recorded $0.5 million and during the three and six months ended June 30, 2022 recorded $1.5 million and $2.5 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
(2)     During the six months ended June 30, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income for the period then ended.

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$14,412	$28,478	$20,965	$23,001
Adjustments:
Depreciation and amortization related to investment properties	33,387	34,147	67,055	64,610
FFO attributable to common stock and unit holders	$47,799	$62,625	$88,020	$87,611

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$(535)	$(1,519)	$(535)	$(2,513)
Loss on extinguishment of debt	29	—	1,169	294
Loan related costs, net of adjustment related to non-controlling interests(2)	1,013	1,331	2,295	2,617
Amortization of share-based compensation expense	3,968	3,578	6,559	5,785
Non-cash ground rent and straight-line rent expense	(46)	16	(50)	32
Other non-recurring expenses(3)	—	—	—	1,292
Adjusted FFO attributable to common stock and unit holders	$52,228	$66,031	$97,458	$95,118
(1)     During the three and six months ended June 30, 2023, the Company recorded $0.5 million and during the three and six months ended June 30, 2022 recorded $1.5 million and $2.5 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
(2)     Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.
(3)     During the six months ended June 30, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income for the period then ended.
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
Subsequent Events
In July 2023, the Company repurchased a total of 861,002 shares of common stock at a weighted-average price of $12.54 per share for total consideration of approximately $10.8 million pursuant to Rule 10b-18 and Rule 10b5-1.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2023, all of our variable rate debt was fixed by interest rate swaps and, as a result, an increase or decrease of 1% in market interest rates would not have an impact on our interest expense, future earnings or cash flows. If market rates of interest on all of our variable rate debt as of December 31, 2022 had permanently increased or decreased by 1%, interest expense on our variable rate debt would have decreased or increased future earnings and cash flows by approximately $2.8 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swaps to hedge the interest rate exposure risk related to our variable rate loans. Refer to Note 5 in the accompanying condensed consolidated financial statements included herein, for our debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2023, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$1,620	$3,355	$474,431	$55,381	$101,386	$500,000	$1,136,173	$1,058,367
Variable rate debt	—	—	—	225,000	1,002	52,078	278,080	273,916
Total	$1,620	$3,355	$474,431	$280,381	$102,388	$552,078	$1,414,253	$1,332,283
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.59%	4.59%	6.36%	4.56%	4.63%	4.88%	5.46%	5.93%
Variable rate debt	—%	—%	—%	5.45%	5.72%	5.72%	5.50%	7.13%
(1)    Excludes net mortgage loan premiums, discounts and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of June 30, 2023.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Repurchase Program during the period ended June 30, 2023:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1 to January 31, 2023	332,241	$14.16	332,241	$161,753
February 1 to February 28, 2023	706,302	$14.22	706,302	$151,711
March 1 to March 31, 2023	867,277	$13.84	867,277	$139,711
April 1 to April 30, 2023	991,243	$12.79	991,243	$127,033
May 1 to May 31, 2023	911,200	$12.65	911,200	$115,503
June 1 to June 30, 2023	637,445	$12.14	637,445	$107,763
Total	4,445,708	$13.20	4,445,708

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2023, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

10.1	Fourth Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 17, 2023)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

August 2, 2023

/s/ MARCEL VERBAAS
Marcel Verbaas
Chair and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)