Form 10-Q
period 2023-09-30
Xenia Hotels & Resorts, Inc.
filed 2023-11-01
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2023, there were 105,201,059 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2023 and December 31, 2022
(Dollar amounts in thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Investment properties:
Land	$460,327	$460,536
Buildings and other improvements	3,157,652	3,086,785
Total	$3,617,979	$3,547,321
Less: accumulated depreciation	(1,045,656)	(945,786)
Net investment properties	$2,572,323	$2,601,535
Cash and cash equivalents	219,165	305,103
Restricted cash and escrows	56,940	60,807
Accounts and rents receivable, net of allowance for doubtful accounts	39,195	37,562
Intangible assets, net of accumulated amortization of $1,189 and $1,068, respectively	4,939	5,060
Other assets	70,154	69,988
Total assets	$2,962,716	$3,080,055
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,394,684	$1,429,105
Accounts payable and accrued expenses	107,363	107,097
Distributions payable	10,870	11,455
Other liabilities	78,852	72,390
Total liabilities	$1,591,769	$1,620,047
Commitments and Contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 106,050,821 and 112,519,672 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$1,061	$1,126
Additional paid in capital	1,980,706	2,063,273
Accumulated other comprehensive income	5,779	—
Accumulated distributions in excess of net earnings	(644,287)	(623,216)
Total Company stockholders' equity	$1,343,259	$1,441,183
Non-controlling interests	27,688	18,825
Total equity	$1,370,947	$1,460,008
Total liabilities and equity	$2,962,716	$3,080,055
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rooms revenues	$138,668	$142,604	$450,255	$431,382
Food and beverage revenues	71,815	76,153	259,972	240,669
Other revenues	21,541	21,911	61,836	62,415
Total revenues	$232,024	$240,668	$772,063	$734,466
Expenses:
Rooms expenses	35,510	36,163	108,866	101,803
Food and beverage expenses	53,769	55,888	174,445	161,796
Other direct expenses	5,835	6,155	17,547	17,815
Other indirect expenses	65,142	64,590	197,896	181,509
Management and franchise fees	7,403	9,083	26,818	27,758
Total hotel operating expenses	$167,659	$171,879	$525,572	$490,681
Depreciation and amortization	33,094	34,311	100,325	99,127
Real estate taxes, personal property taxes and insurance	12,918	11,228	38,196	33,452
Ground lease expense	751	685	2,245	2,035
General and administrative expenses	9,625	9,059	28,380	25,603
Gain on business interruption insurance	(218)	(2,487)	(218)	(2,487)
Other operating expenses (credit)	206	(87)	816	238
Impairment and other losses	—	—	—	1,278
Total expenses	$224,035	$224,588	$695,316	$649,927
Operating income	$7,989	$16,080	$76,747	$84,539
Other income	2,031	1,767	6,212	2,671
Interest expense	(20,524)	(20,583)	(64,308)	(61,474)
Loss on extinguishment of debt	(20)	—	(1,189)	(294)
Net income (loss) before income taxes	$(10,524)	$(2,736)	$17,462	$25,442
Income tax (expense) benefit	1,639	1,029	(5,382)	(4,148)
Net income (loss)	$(8,885)	$(1,707)	$12,080	$21,294
Net (income) loss attributable to non-controlling interests (Note 1)	356	44	(537)	(633)
Net income (loss) attributable to common stockholders	$(8,529)	$(1,663)	$11,543	$20,661

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Continued
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted income (loss) per share
Net income (loss) per share available to common stockholders - basic and diluted	$(0.08)	$(0.01)	$0.10	$0.18
Weighted-average number of common shares (basic)	107,006,690	114,322,269	109,345,761	114,334,110
Weighted-average number of common shares (diluted)	107,006,690	114,322,269	109,568,449	114,719,309

Comprehensive income (loss):
Net income (loss)	$(8,885)	$(1,707)	$12,080	$21,294
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	1,676	36	7,582	2,932
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	(1,083)	(147)	(1,543)	1,697
	$(8,292)	$(1,818)	$18,119	$25,923
Comprehensive (income) loss attributable to non-controlling interests (Note 1)	325	47	(797)	(1,079)
Comprehensive income (loss) attributable to the Company	$(7,967)	$(1,771)	$17,322	$24,844
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at June 30, 2023	108,121,598	$1,082	$2,005,265	$5,217	$(625,118)	$25,325	$1,411,771
Net loss	—	—	—	—	(8,529)	(356)	(8,885)
Repurchase of common shares, net	(2,070,777)	$(21)	$(25,021)	$—	$—	$—	$(25,042)
Dividends, common share / units ($0.10)	—	—	—	—	(10,640)	(233)	(10,873)
Share-based compensation	—	—	462	—	—	2,921	3,383
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	1,598	—	78	1,676
Reclassification adjustment for amounts recognized in net loss	—	—	—	(1,036)	—	(47)	(1,083)
Balance at September 30, 2023	106,050,821	$1,061	$1,980,706	$5,779	$(644,287)	$27,688	$1,370,947

Balance at June 30, 2022	114,353,273	$1,144	$2,091,042	$202	$(634,137)	$13,330	$1,471,581
Net loss	—	—	—	—	(1,663)	(44)	(1,707)
Repurchase of common shares, net	(120,978)	(1)	(1,877)	—	—	—	(1,878)
Dividends, common share / units ($0.10)	—	—	—	—	(11,448)	(204)	(11,652)
Share-based compensation	40,871	—	435	—	—	2,438	2,873
Shares redeemed to satisfy tax withholding on vested share-based compensation	(9,953)	—	(137)	—	—	—	(137)
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	35	—	1	36
Reclassification adjustment for amounts recognized in net loss	—	—	—	(143)	—	(4)	(147)
Balance at September 30, 2022	114,263,213	$1,143	$2,089,463	$94	$(647,248)	$15,517	$1,458,969
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income (loss)	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2022	112,519,672	$1,126	$2,063,273	$—	$(623,216)	$18,825	$1,460,008
Net income	—	—	—	—	11,543	537	12,080
Repurchase of common shares, net	(6,516,485)	(65)	(83,671)	—	—	—	(83,736)
Dividends, common share / units ($0.30)	—	—	—	—	(32,614)	(692)	(33,306)
Share-based compensation	65,247	—	1,362	—		8,758	10,120
Shares redeemed to satisfy tax withholding on vested share-based compensation	(17,613)	—	(258)	—	—	—	(258)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	7,256	—	326	7,582
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,477)	—	(66)	(1,543)
Balance at September 30, 2023	106,050,821	$1,061	$1,980,706	$5,779	$(644,287)	$27,688	$1,370,947

Balance at December 31, 2021	114,306,727	$1,143	$2,090,393	$(4,089)	$(656,461)	$7,095	$1,438,081
Net income	—	—	—	—	20,661	633	21,294
Repurchase of common shares, net	(120,978)	(1)	(1,877)	—	—	—	(1,878)
Dividends, common shares / units ($0.10)	—	—	—	—	(11,448)	(204)	(11,652)
Share-based compensation	103,895	1	1,387	—	—	7,547	8,935
Shares redeemed to satisfy tax withholding on vested share-based compensation	(26,431)	—	(440)	—	—	—	(440)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,535	—	397	2,932
Reclassification adjustment for amounts recognized in net income	—	—	—	1,648	—	49	1,697
Balance at September 30, 2022	114,263,213	$1,143	$2,089,463	$94	$(647,248)	$15,517	$1,458,969
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$12,080	$21,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,165	98,709
Non-cash ground rent and amortization of other intangibles	160	418
Amortization of debt premiums, discounts, and financing costs	3,558	3,925
Loss on extinguishment of debt	1,189	294
Gain on insurance recoveries	(535)	(3,550)
Share-based compensation expense	9,861	8,598
Deferred interest expense	(1,296)	(409)
Changes in assets and liabilities:
Accounts and rents receivable	(1,633)	(10,435)
Other assets	8,020	1,013
Accounts payable and accrued expenses	(485)	25,282
Other liabilities	6,861	12,755
Net cash provided by operating activities	$137,945	$157,894
Cash flows from investing activities:
Purchase of investment properties	—	(328,493)
Capital expenditures	(69,506)	(40,682)
Proceeds from sale of investment properties	—	32,820
Proceeds from property insurance	535	3,723
Performance guaranty payments	1,389	1,695
Net cash used in investing activities	$(67,582)	$(330,937)
Cash flows from financing activities:
Proceeds from mortgage debt modification	440	—
Payoff of mortgage debt	(99,488)	(65,000)
Principal payments of mortgage debt	(2,492)	(3,093)
Proceeds from 2023 Term Loans	225,000	—
Principal payments on Corporate Credit Facility Term Loan	(125,000)	—
Repurchase of 2020 Senior Notes	(34,925)	—
Payment of loan fees and issuance costs	(5,554)	—
Payment loan modification fees	(25)	—
Repurchase of common shares	(83,736)	(1,878)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(578)	(490)
Dividends and dividend equivalents	(33,810)	(54)
Net cash used in financing activities	$(160,168)	$(70,515)
Net decrease in cash and cash equivalents and restricted cash	(89,805)	(243,558)
Cash and cash equivalents and restricted cash, at beginning of period	365,910	554,231
Cash and cash equivalents and restricted cash, at end of period	$276,105	$310,673

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$219,165	$259,885
Restricted cash	56,940	50,788
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$276,105	$310,673

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$64,996	$59,898
Cash paid for taxes	3,795	2,100

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,164	$2,252
Distributions payable	10,870	11,660
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of September 30, 2023, the Company collectively owned 95.7% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 4.3% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our current executive officers and current and prior members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of September 30, 2023 and 2022, the Company owned 32 and 34 lodging properties, respectively.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2023. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of actual operating results for the entire year.
Basis of Presentation
The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassifications
Certain prior year amounts in these condensed consolidated financial statements have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2023.
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
Risks and Uncertainties
For the nine months ended September 30, 2023, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida market that exceeded 10% of total revenues for the period then ended. For the nine months ended

September 30, 2022, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and San Diego, California markets that exceeded 10% of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.
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
Involuntary Conversion
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the nine months ended September 30, 2022, the Company recorded additional hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income for the period then ended.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. The Company received insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida which resulted in the recognition of a gain on insurance recovery of $0.5 million for the nine months ended September 30, 2023, and $1.0 million and $3.6 million, respectively, for the three and nine months ended September 30, 2022. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company. During the three and nine months ended September 30, 2023, the Company recognized $0.2 million in business interruption insurance proceeds for a portion of lost income associated with a power outage at Fairmont Pittsburgh during certain portions of December 2022 and January 2023. During the three and nine months ended September 30, 2022, the Company recognized $1.5 million in business interruption insurance proceeds for a portion of lost income associated with cancellations at Loews New Orleans Hotel due to the impact of Hurricane Ida in August 2021 as well as $1.0 million in proceeds for lost income associated with cancellations for properties in Texas due to the impact of the Texas winter storms in February 2021. These amounts are included in gain on business interruption insurance on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
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
At September 30, 2023 and December 31, 2022, deferred financing costs related to the Revolving Line of Credit and the prior revolving credit facility that was refinanced in January 2023 were $9.6 million and $7.8 million, offset by accumulated amortization of $5.4 million and $6.4 million, respectively. At September 30, 2023 and December 31, 2022, deferred financing costs related to all other debt were $24.3 million and $26.3 million, offset by accumulated amortization of $10.8 million and $10.5 million, respectively.

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2023	September 30, 2023
Orlando, FL	$25,028	$99,488
San Diego, CA	30,499	77,102
Houston, TX	22,033	76,365
Phoenix, AZ	6,135	68,520
Dallas, TX	16,053	53,264
Atlanta, GA	15,885	48,360
Nashville, TN	14,606	42,911
San Francisco/San Mateo, CA	14,602	41,849
Portland, OR	13,065	37,086
Washington, DC-MD-VA	10,834	34,883
Other	63,284	192,235
Total	$232,024	$772,063

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2022	September 30, 2022
Orlando, FL	$26,635	$99,780
Phoenix, AZ	17,382	78,974
San Diego, CA	28,937	74,998
Houston, TX	17,442	62,517
Dallas, TX	14,311	45,714
Atlanta, GA	15,636	42,333
Denver, CO	14,180	37,184
San Francisco/San Mateo, CA	13,369	35,658
Washington, DC-MD-VA	11,348	32,388
Nashville, TN	13,573	30,424
Other	67,855	194,496
Total	$240,668	$734,466
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

5. Debt
Debt as of September 30, 2023 and December 31, 2022 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	September 30, 2023	December 31, 2022
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed (2)	—%		8/14/2024	$—	$99,590
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	54,818	55,685
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	108,630	110,153
Andaz Napa	Fixed (3)	5.72%		1/19/2028	55,000	54,560
Total Mortgage Loans		4.88%	(4)		$218,448	$319,988
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Variable (5)	—%		9/13/2024	—	125,000
2023 Initial Term Loan	Fixed (5)	5.45%		3/1/2026	125,000	—
2023 Delayed Draw Term Loan	Fixed (5)	5.45%		3/1/2026	100,000	—
Revolving Credit Facility	Variable (6)	—%		2/28/2024	—	—
Revolving Line of Credit (2023)	Variable (6)	7.02%		1/11/2027	—	—
Total Corporate Credit Facilities					$225,000	$125,000
2020 Senior Notes $500M (7)	Fixed	6.38%		8/15/2025	464,747	500,000
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)					(13,511)	(15,883)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.46%	(4)		$1,394,684	$1,429,105
(1)The rates shown represent the annual interest rates as of September 30, 2023. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)This mortgage loan was repaid in full in January 2023.
(3)In January 2023, the Company amended this mortgage loan to update the variable index from one-month LIBOR to Term SOFR, increase the credit spread, increase the principal amount to $55 million and extend the maturity date through January 2028. Term SOFR has been fixed with interest rate swaps through January 1, 2027.
(4)Represents the weighted-average interest rate as of September 30, 2023.
(5)In January 2023, the then existing corporate credit facility term loan was refinanced with a new $125 million initial term loan and, effective as of January 10, 2023, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described below under "Corporate Credit Facilities". On January 17, 2023, an additional $100 million delayed draw term loan was borrowed and, effective as of such date, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described below under "Corporate Credit Facilities". Term SOFR has been fixed with interest rate swaps on both the 2023 Initial Term Loan and the 2023 Delayed Draw Term Loan through mid-February 2025.
(6)The prior revolving credit facility was refinanced with a new $450 million Revolving Line of Credit in January 2023 and, effective as of January 10, 2023, the spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(7)During the nine months ended September 30, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.
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

Of the total outstanding debt at September 30, 2023, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.
Corporate Credit Facilities
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “Revolving Line of Credit”), a $125 million initial term loan (the "2023 Initial Term Loan) and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (the “2023 Credit Agreement”). The Revolving Line of Credit and the 2023 Initial Term Loan refinanced in full the then existing corporate credit facilities outstanding under the prior credit agreement, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the Company's prior credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10 basis point credit spread adjustment and a zero basis point floor. The 2023 Term Loans mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the Revolving Line of Credit.
As of September 30, 2023, there was no outstanding balance on the Revolving Line of Credit. During the three and nine months ended September 30, 2023, the Company incurred unused commitment fees of approximately $0.3 million and $1.0 million, respectively, and did not incur interest expense. During the three and nine months ended September 30, 2022, the Company incurred unused commitment fees of approximately $0.3 million and $1.1 million, respectively, and did not incur interest expense.
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
During the three and nine months ended September 30, 2023, the Company repurchased in the open market and retired $5.3 million and $35.3 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025, respectively.
Financial Covenants
As of September 30, 2023, the Company was not in compliance with a debt covenant on one mortgage loan due to disruption from a significant renovation taking place during the prior trailing 12 months. This did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the collateralized property into a separate bank account that the lender controls and that may be used to reduce the amount of the outstanding loan balance. The lender has agreed to waive this covenant until March 31, 2024.

Debt Outstanding
Total debt outstanding as of September 30, 2023 and December 31, 2022 was $1,408 million and $1,445 million, respectively, and had a weighted-average interest rate of 5.46% and 5.65% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2023	Weighted- Average Interest Rate
2023	$815	4.59%
2024	3,355	4.59%
2025	469,178	6.36%
2026	280,381	5.28%
2027	102,388	4.64%
Thereafter	552,078	4.95%
Total Debt	$1,408,195	5.46%
Revolving Line of Credit (matures in 2027)	—	7.02%
Loan premiums, discounts and unamortized deferred financing costs, net	(13,511)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,394,684	5.46%
During the nine months ended September 30, 2023, in connection with the 2023 Credit Agreement and amended mortgage loan, the Company capitalized $5.6 million of deferred financing costs and expensed $1.7 million of legal fees which were included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
During the nine months ended September 30, 2023, in connection with refinancing of the prior revolving credit facility, the repayment of the prior corporate credit facility term loan and the repayment of one mortgage loan, the Company wrote off unamortized deferred financing costs of $1.1 million, which is included in loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive income for the period then ended.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of September 30, 2023, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income (loss). Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt. During the nine months ended September 30, 2022, the Company terminated two interest rate swaps prior to their maturity and incurred swap termination costs of $1.6 million which is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
Derivative instruments held by the Company with the right of offset in a net asset position were included in other assets on the condensed consolidated balance sheets.

The following table summarizes the terms of the derivative financial instruments held by the Company as of September 30, 2023 and December 31, 2022, respectively (in thousands):

						September 30, 2023		December 31, 2022
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2023 Initial Term Loan	Swap	3.85%	1- Month SOFR	5/10/2023	2/10/2025	$75,000	$1,304	$—	$—
2023 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	50,000	856	—	—
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	50,000	875	—	—
2023 Delayed Draw Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	25,000	434	—	—
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	25,000	437	—	—
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	2,133	—	—
						$280,000	$6,039	$—	$—
The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Income (Loss):
Gain recognized in other comprehensive income (loss)	Unrealized gain on interest rate derivative instruments	$1,676	$36	$7,582	$2,932
Gain reclassified from accumulated other comprehensive income to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	$(1,083)	$(147)	$(1,543)	$1,697
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,524	$20,583	$64,308	$61,474
Realized loss on termination of derivative instruments	Other income	$—	$—	$—	$(1,555)
The Company expects approximately $4.4 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair values is included in the condensed consolidated balance sheets as of as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement Date
	September 30, 2023		December 31, 2022
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$6,039	$—	$—	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$443,448	$422,424	$444,988	$429,035
Senior Notes(1)	964,747	895,468	1,000,000	912,823
Revolving Credit Facility	—	—	—	—
Revolving Line of Credit (2023)	—	—	—	—
Total	$1,408,195	$1,317,892	$1,444,988	$1,341,858
(1) During the nine months ended September 30, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.

The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 6.33% and 6.24% per annum as of September 30, 2023 and December 31, 2022, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated the income tax benefit and expense for the three and nine months ended September 30, 2023 using an estimated federal and state combined effective tax rate of 25.54% and recognized an income tax benefit of $1.6 million and income tax expense of $5.4 million, respectively.
The Company estimated the income tax benefit and expense for the three and nine months ended September 30, 2022 using an estimated federal and state combined effective tax rate of 14.57% and recognized an income tax benefit of $1.0 million and income tax expense of $4.1 million, respectively.
9. Stockholders' Equity
Common Stock
The Company maintains an "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. In August 2023, the then existing registration statement expired and as a result, the Company wrote off accumulated offering costs of $1.2 million and filed a new registration statement. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2023 and 2022 and, as of September 30, 2023, $200 million of common stock remained available for issuance. As of September 30, 2023, and December 31, 2022, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.2 million and $1.0 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
During the three and nine months ended September 30, 2023, 2,070,777 and 6,516,485 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.09 and $12.85 per share for an aggregate purchase price of $25.0 million and $83.7 million, respectively. During the three and nine months ended September 30, 2022, 120,978 shares were repurchased under the Repurchase Program, at a weighted-average price of $15.52 per share for an aggregate purchase price of $1.9 million. As of September 30, 2023, the Company had approximately $82.7 million remaining under its share repurchase authorization.
Distributions
The Company declared the following dividends during the nine months ended September 30, 2023:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.10	March 31, 2023	March 31, 2023	April 14, 2023
$0.10	June 30, 2023	June 30, 2023	July 14, 2023
$0.10	September 30, 2023	September 29, 2023	October 13, 2023
Non-Controlling Interest of Common Units in Operating Partnership
As of September 30, 2023, the Operating Partnership had 4,729,619 LTIP Units outstanding, representing a 4.3% partnership interest held by the limited partners. Of the 4,729,619 LTIP Units outstanding at September 30, 2023, 1,860,430 units had vested and had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating

Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement of the Operating Partnership.
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
The following table reconciles net income or loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$(8,529)	$(1,663)	$11,543	$20,661
Dividends paid on unvested share-based compensation	(65)	(119)	(198)	(119)
Undistributed earnings attributable to unvested share-based compensation	—	—	—	(19)
Net income (loss) available to common stockholders	$(8,594)	$(1,782)	$11,345	$20,523

Denominator:
Weighted-average shares outstanding - Basic	107,006,690	114,322,269	109,345,761	114,334,110
Effect of dilutive share-based compensation(1)	—	—	222,688	385,199
Weighted-average shares outstanding - Diluted	107,006,690	114,322,269	109,568,449	114,719,309

Basic and diluted income per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.08)	$(0.01)	$0.10	$0.18
(1)During the three months ended September 30, 2023 and 2022, the Company excluded 200,926 and 351,892 anti-dilutive shares from its calculation of diluted earnings per share, respectively.
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

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of September 30, 2023:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2022	224,677	1,720,629	1,945,306
Granted	214,902	1,302,334	1,517,236
Vested(2)	(65,247)	(153,774)	(219,021)
Forfeited	(20,765)	—	(20,765)
Unvested as of September 30, 2023	353,567	2,869,189	3,222,756
Weighted-average fair value of unvested shares/units	$13.35	$9.71	$10.11
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the nine months ended September 30, 2023 and 2022, 17,613 and 26,431 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

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
For the three and nine months ended September 30, 2023, the Company recognized approximately $3.3 million and $9.2 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to its executive officers and certain corporate employees. In addition, for the nine months ended September 30, 2023, the Company recognized $0.7 million of share-based compensation expense related to grants to the Board of Directors and for the three and nine months ended September 30, 2023 capitalized approximately $0.1 million and $0.3 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of September 30, 2023, there was $15.5 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.69 additional years.
For the three and nine months ended September 30, 2022, the Company recognized approximately $2.8 million and $7.8 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and certain corporate employees. In addition, for the nine months ended September 30, 2022, the Company recognized $0.8 million of share-based compensation expense related to grants to the Board of Directors and for the three and nine months ended September 30, 2022 capitalized approximately $0.1 million and $0.3 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the nine months ended September 30, 2023 (dollar amounts in thousands):

September 30, 2023
Weighted-average remaining lease term, including reasonably certain extension options(1)	20 years
Weighted-average discount rate	5.71%

ROU asset(2)	$18,027
Lease liability(3)	$19,099

Operating lease rent expense	$1,606
Variable lease costs	3,128
Total rent and variable lease costs	$4,734
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of September 30, 2023.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of September 30, 2023.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of September 30, 2023 (in thousands):

Year Ending December 31, 2023
2023 (excluding the nine months ended September 30, 2023)	$537
2024	2,157
2025	2,172
2026	2,188
2027	2,204
Thereafter	24,444
Total undiscounted lease payments	$33,702
Less imputed interest	(14,603)
Lease liability(1)	$19,099
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of September 30, 2023.

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
Franchise agreements generally have initial terms of 20 years, with an average remaining initial term of approximately nine years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of gross rooms revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the three and nine months ended September 30, 2023, the Company incurred management and franchise fee expenses of $7.4 million and $26.8 million, respectively, and for the three and nine months ended September 30, 2022 incurred expenses of $9.1 million and $27.8 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2023 and December 31, 2022, the Company had a balance of $46.5 million and $46.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
Renovation and Construction Commitments
As of September 30, 2023, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of September 30, 2023 totaled $37.7 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

13. Subsequent Events
In October 2023, the Company repurchased a total of 849,762 shares of common stock in open market purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") at a weighted-average price of $11.77 per share for total consideration of approximately $10.0 million pursuant to a trading plan intended to comply with Rule 10b5-1 of the Exchange Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the impact of macroeconomic factors, including inflation, rising interest rates and concerns over a near-term recession, as well as the ongoing economic recovery following the COVID-19 global pandemic, on our business, including on the demand for travel (including leisure travel and transient and group business travel, and seasonal nature of the travel industry), capital expenditures, supply chain issues, the ability to consummate acquisitions and dispositions of hotel properties, liquidity, staffing and derivations thereof, financial performance and potential dividends, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2023, as may be updated elsewhere in this report and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC, general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth; macroeconomic factors, including rising interest rates, bank failures and concerns over a near-term recession, and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures, property and other taxes, and insurance which could result in reduced operating profit margins; the pace and evenness of recovery following the COVID-19 pandemic and the long-term effects of the pandemic, COVID-19 variants or any future resurgence, including with respect to global and regional economic activity, travel limitations or bans, the demand for travel, levels of spending in transient or group business and leisure segments, and levels of consumer confidence; the ability of third-party managers or other partners to successfully navigate the impacts of the COVID-19 pandemic including the ability to provide adequate staffing levels required to effectively operate our hotels and meet customer needs; the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; declines in occupancy and average daily rate; decreased demand for business travel due to technological advancements and preferences for virtual over in-person meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, geopolitical unrest, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; changes in interest rates and operating costs, including labor and service related costs; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws (including increases in minimum wages); retention and attraction of our senior management team or key personnel; our ability to identify and consummate acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties acquired in the future and the risks associated with these hotel properties; the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; compliance with regulatory regimes and local laws; uninsured or under insured losses, including those relating to natural disasters, the physical effects of climate change, civil unrest, terrorism or cyber-attacks; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on top 25 lodging as well as key leisure destinations in the United States. As of September 30, 2023, we owned 32 hotels, comprising 9,511 rooms, across 14 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton, The Kessler Collection and Davidson.
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
Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, other direct and indirect operating expenses, and management and franchise fees. Rooms expense includes housekeeping wages and associated payroll taxes, room supplies, laundry services and front desk costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor. Other direct and indirect hotel expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with general and administrative departments, sales and marketing, information technology and telecommunications, repairs and maintenance and utility costs. We enter into management agreements with independent third-party management companies to operate our hotels. The management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. Certain hotels that are not operated by brand managers incur franchise fees based on the level of revenues of each individual hotel.

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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 4.9% during the third quarter of 2023, according to the U.S. Department of Commerce, compared to the increase in annual rate growth trend from the first and second quarters of 2023 of 2.2% and 2.1%, respectively. The increase during the third quarter reflected increases in consumer spending, private inventory investment, exports, state and local government spending, federal government spending and residential fixed investment that were partially offset by a decrease in nonresidential fixed investment as well as increases in imports. In addition, the unemployment rate rose slightly to 3.8% in September 2023 from 3.6% in June and 3.5% in March. We continue to monitor and evaluate the challenges associated with inflationary pressures, rising interest rates, a potential domestic and/or global recession, global conflicts, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand increased 0.1% and 1.8%, respectively, during the three and nine months ended September 30, 2023. New hotel supply increased 0.5% and 0.4%, respectively, during the same periods. An increase in ADR of 2.2% was partially offset by a decrease in occupancy of 0.5% which led to an increase in industry RevPAR of 1.7% for the three months ended September 30, 2023 compared to 2022. An increase in ADR of 4.7% coupled with an increase in occupancy of 1.3% led to an increase in industry RevPAR of 6.1% for the nine months ended September 30, 2023 compared to 2022.
Third Quarter 2023 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 0.4% and 6.6% to $158.48 and $173.43 for the three and nine months ended September 30, 2023 compared to $157.91 and $162.69 for the three and nine months ended September 30, 2022, respectively. The increase in our total portfolio RevPAR for the three months ended September 30, 2023 compared to the same period in 2022 was driven primarily by continued growth in group demand, partially offset by normalizing leisure demand and renovation disruption. The increase in our total portfolio RevPAR for the nine months ended September 30, 2023 compared to the same period in 2022 was driven by strong RevPAR growth in both business transient and group demand, robust leisure transient demand in the first quarter and by easier comparable performance against January and February of 2022 when the Omicron variant significantly impacted travel and was partially offset by normalizing leisure demand and renovation disruption in the second and third quarters. Further, demand has continued to shift to a more traditional mix within our portfolio.
Net loss increased 420.5% for the three months ended September 30, 2023 compared the three months ended September 30, 2022, which was primarily attributed to a decrease in hotel operating income of $5.9 million, a $2.3 million reduction in business interruption proceeds, a $1.7 million reduction in hotel operating income attributed to the two hotels sold in the fourth quarter of 2022, a $0.6 million increase in general and administrative expenses and a $0.3 million increase in other operating expenses. These decreases were partially offset by a $1.4 million increase in hotel operating income attributed to the acquisition of W Nashville, a $1.2 million reduction in depreciation and amortization expense, a $0.6 million increase in income tax benefit, a $0.3 million increase in other income and a $0.1 million decrease in interest expense.
Net income decreased 43.3% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which was primarily attributed to a $4.7 million reduction in hotel operating income attributed to the three hotels sold in 2022, a $2.8 million increase in interest expense, a $2.8 million increase in general and administrative expenses, a $2.3 million reduction in business interruption proceeds, a $1.2 million increase in depreciation and amortization expense, a $1.2 million increase in income tax expense, a $0.9 million increase in loss on extinguishment of debt, a decrease in hotel operating income of $0.7 million and a $0.6 million increase in other operating expenses. These decreases were partially offset by a $3.5 million increase in other income, a $3.2 million increase in hotel operating income attributed to the acquisition of W Nashville and a $1.3 million reduction in impairment and other losses.

Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2023 decreased 13.9% and 0.1% compared to three and nine months ended September 30, 2022 and Adjusted FFO attributable to common stock and unit holders decreased 19.3% and 3.5% for the same periods. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income (loss) attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three and nine months ended September 30, 2023 and 2022:

					Nine Months Ended September 30,
					2023	2022		Change
Number of properties at January 1					32	34		(2)
Properties acquired					—	1		(1)
Properties disposed					—	(1)		1
Number of properties at September 30					32	34		(2)

Number of rooms at January 1					9,508	9,659		(151)
Rooms in properties acquired(1)					3	346		(343)
Rooms in properties disposed					—	(193)		193
Number of rooms at September 30					9,511	9,812		(301)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022		Change
Total Portfolio Statistics:
Occupancy(2)	63.8%	63.4%	40	bps	66.1%	63.0%	310	bps
ADR(2)	$248.58	$249.02	(0.2)%		$262.24	$258.05		1.6%
RevPAR(2)	$158.48	$157.91	0.4%		$173.43	$162.69		6.6%
(1)    In April 2023, we added three newly created rooms at The Ritz-Carlton, Denver.
(2)    For hotels acquired during the applicable period, includes operating statistics since the date of acquisition. For hotels disposed of during the period, operating results and statistics are included through the date of the respective disposition.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues:
Rooms revenues	$138,668	$142,604	$(3,936)	(2.8)%	$450,255	$431,382	$18,873	4.4%
Food and beverage revenues	71,815	76,153	(4,338)	(5.7)%	259,972	240,669	19,303	8.0%
Other revenues	21,541	21,911	(370)	(1.7)%	61,836	62,415	(579)	(0.9)%
Total revenues	$232,024	$240,668	$(8,644)	(3.6)%	$772,063	$734,466	$37,597	5.1%

Rooms revenues
Rooms revenues decreased $3.9 million, or 2.8%, to $138.7 million for the three months ended September 30, 2023 from $142.6 million for the three months ended September 30, 2022 driven primarily by normalizing leisure demand and renovation disruption, which was partially offset by continued growth in group demand, along with transaction activity including:
•$4.4 million decrease attributed to the sale of Bohemian Hotel Celebration, Autograph Collection in October 2022 and Kimpton Hotel Monaco Denver in December 2022 (collectively, "the two hotels sold in fourth quarter of 2022"), and
•$1.2 million increase attributed to the acquisition of W Nashville in March 2022.

Rooms revenues decreased $0.7 million, or 0.6%, for our comparable hotels, which was attributed to a 0.6% decrease in RevPAR in 2023 compared to 2022, driven by a 0.8% decrease in ADR, partially offset by an increase in occupancy of 10 basis points.
Rooms revenues increased $18.9 million, or 4.4%, to $450.3 million for the nine months ended September 30, 2023 from $431.4 million for the nine months ended September 30, 2022 driven by strong RevPAR growth in both business transient and group demand and robust leisure transient demand in the first quarter, along with transaction activity including:
•$12.3 million decrease attributed to sale of Kimpton Hotel Monaco Chicago in January 2022, Bohemian Hotel Celebration, Autograph Collection in October 2022 and Kimpton Hotel Monaco Denver in December 2022 (collectively,"the three hotels sold in 2022"), and
•$7.6 million increase attributed to the acquisition of W Nashville in March 2022.

Rooms revenues increased $23.5 million, or 5.8%, for our comparable hotels, which was attributed to a 5.8% increase in RevPAR in 2023 compared to 2022, driven by a 0.7% increase in ADR and an increase in occupancy of 320 basis points aided by easier comparable performance to 2022, particularly in January and February which were impacted by the Omicron variant.
Food and beverage revenues
Food and beverage revenues decreased $4.3 million, or 5.7%, to $71.8 million for the three months ended September 30, 2023 from $76.2 million for the three months ended September 30, 2022 primarily due to normalizing leisure demand and renovation disruption, along with transaction activity including:
•$1.9 million decrease attributed to the two hotels sold in fourth quarter of 2022, and
•$0.2 million decrease attributed to the acquisition of W Nashville in March 2022.

Food and beverage revenues decreased $2.2 million, or 3.3%, for our comparable hotels.
Food and beverage revenues increased $19.3 million, or 8.0%, to $260.0 million for the nine months ended September 30, 2023 from $240.7 million for the nine months ended September 30, 2022 primarily due to significant growth in business transient and group demand, along with transaction activity including:
•$5.7 million decrease attributed to the three hotels sold in 2022, and
•$4.3 million increase attributed to the acquisition of W Nashville in March 2022.

Food and beverage revenues increased $20.7 million, or 9.3%, for our comparable hotels.
Other revenues
Other revenues decreased $0.4 million, or 1.7%, to $21.5 million for the three months ended September 30, 2023 from $21.9 million for the three months ended September 30, 2022. This decrease was attributed to a $1.3 million reduction in other revenues from cancellations and attrition for comparable hotels as well as a $0.4 million reduction attributed to the two hotels sold in fourth quarter of 2022. This decrease was partially offset by a $1.3 million increase in other revenues, excluding revenues from cancellations and attrition, for our comparable properties.
Other revenues decreased $0.6 million, or 0.9%, to $61.8 million for the nine months ended September 30, 2023 from $62.4 million for the nine months ended September 30, 2022. This decrease was attributed to a $3.3 million reduction in other revenues from cancellations and attrition for comparable hotels as well as a reduction of $1.1 million attributed to the three hotels sold in 2022. This decrease was partially offset by a $3.2 million increase in other revenues, excluding revenues from cancellations and attrition, for our comparable properties as well as a $0.6 million increase attributed to the acquisition of W Nashville in March 2022.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Hotel operating expenses:
Rooms expenses	$35,510	$36,163	$(653)	(1.8)%	$108,866	$101,803	$7,063	6.9%
Food and beverage expenses	53,769	55,888	(2,119)	(3.8)%	174,445	161,796	12,649	7.8%
Other direct expenses	5,835	6,155	(320)	(5.2)%	17,547	17,815	(268)	(1.5)%
Other indirect expenses	65,142	64,590	552	0.9%	197,896	181,509	16,387	9.0%
Management and franchise fees	7,403	9,083	(1,680)	(18.5)%	26,818	27,758	(940)	(3.4)%
Total hotel operating expenses	$167,659	$171,879	$(4,220)	(2.5)%	$525,572	$490,681	$34,891	7.1%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses decreased $4.2 million, or 2.5%, to $167.7 million for the three months ended September 30, 2023 from $171.9 million for the three months ended September 30, 2022 largely due to a $4.7 million decrease attributed to the two hotels sold in fourth quarter of 2022 which was partially offset by an increase of $0.5 million, or 0.3%, on a 1.4% decrease in total revenues for our comparable hotels.
Total hotel operating expenses increased $34.9 million, or 7.1%, to $525.6 million for the nine months ended September 30, 2023 from $490.7 million for the nine months ended September 30, 2022 largely due to the increase in total revenues along with increased staffing and higher costs of labor in 2023 compared to 2022, along with transaction activity including:
•$13.4 million decrease attributed to the three hotels sold in 2022, and
•$9.0 million increase attributed to the acquisition of W Nashville in March 2022.

Hotel operating expenses increased $39.3 million, or 8.6%, on a 6.4% increase in total revenues for our comparable hotels.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Depreciation and amortization	$33,094	$34,311	$(1,217)	(3.5)%	$100,325	$99,127	$1,198	1.2%
Real estate taxes, personal property taxes and insurance	12,918	11,228	1,690	15.1%	38,196	33,452	4,744	14.2%
Ground lease expense	751	685	66	9.6%	2,245	2,035	210	10.3%
General and administrative expenses	9,625	9,059	566	6.2%	28,380	25,603	2,777	10.8%
Gain on business interruption insurance	(218)	(2,487)	2,269	91.2%	(218)	(2,487)	2,269	91.2%
Other operating expenses (credit)	206	(87)	293	336.8%	816	238	578	242.9%
Impairment and other losses	—	—	—	—%	—	1,278	(1,278)	(100.0)%
Total corporate and other expenses	$56,376	$52,709	$3,667	7.0%	$169,744	$159,246	$10,498	6.6%
Depreciation and amortization
Depreciation and amortization expense decreased $1.2 million, or 3.5%, to $33.1 million for the three months ended September 30, 2023 from $34.3 million for the three months ended September 30, 2022. This decrease was primarily attributed to a reduction of depreciation expense related to the two hotels sold in fourth quarter of 2022 coupled with a decrease in depreciation and amortization expense attributed to the timing of new assets being placed in service and fully depreciated assets during the comparable periods.
Depreciation and amortization expense increased $1.2 million, or 1.2%, to $100.3 million for the nine months ended September 30, 2023 from $99.1 million for the nine months ended September 30, 2022. This increase was primarily attributed to the acquisition of W Nashville in March 2022 and to the timing of new assets being placed in service and fully depreciated assets during the comparable periods. These increases are net of a reduction of $2.7 million in depreciation and amortization expense related to the three hotels sold in 2022.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $1.7 million, or 15.1%, to $12.9 million for the three months ended September 30, 2023 from $11.2 million for the three months ended September 30, 2022. This increase was primarily attributed to a $0.8 million increase in insurance premiums and a $1.2 million increase in real estate taxes. These increases were partially offset by a $0.3 million reduction in real estate taxes, personal property taxes and insurance related to the two hotels sold in the fourth quarter of 2022.
Real estate taxes, personal property taxes and insurance expense increased $4.7 million, or 14.2%, to $38.2 million for the nine months ended September 30, 2023 from $33.5 million for the nine months ended September 30, 2022. This increase was primarily attributed to a $2.7 million increase in insurance premiums, a $2.6 million increase in real estate taxes and an increase of $0.3 million attributed to the acquisition of W Nashville in March 2022. These increases were partially offset by a $0.9 million reduction in real estate taxes, personal property taxes and insurance related to the three hotels sold in 2022.

Ground lease expense
Ground lease expense increased $0.1 million, or 9.6%, and $0.2 million, or 10.3%, to $0.8 million and $2.2 million for the three and nine months ended September 30, 2023 from $0.7 million and $2.0 million for the three and nine months ended September 30, 2022, respectively. The increase was primarily attributable to an increase in percentage rent in 2023, which is based on revenues at certain hotels with ground leases, compared to 2022.
General and administrative expenses
General and administrative expenses increased $0.6 million, or 6.2%, to $9.6 million for the three months ended September 30, 2023 from $9.1 million for the three months ended September 30, 2022. This increase is primarily due to the write off of $1.2 million of accumulated offering costs associated with the prior At-The-Market offering which expired in August 2023 partially offset by decreases in employee related costs of $0.3 million and professional fees of $0.3 million.
General and administrative expenses increased $2.8 million, or 10.8%, to $28.4 million for the nine months ended September 30, 2023 from $25.6 million for the nine months ended September 30, 2022. This increase is primarily due to the write off of $1.2 million of accumulated offering costs associated with the prior At-The-Market offering which expired in August 2023 as well as increased employee related costs.
Gain on business interruption insurance
Gain on business interruption insurance was $0.2 million for the three and nine months ended September 30, 2023, which was attributed to insurance proceeds for a portion of lost income associated with cancellations at Fairmont Pittsburgh due a power outage during certain portions of December 2022 and January 2023.
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
Other operating expenses (credit)
Other operating expenses increased $0.3 million, or 336.8%, and $0.6 million, or 242.9%, to $0.2 million and $0.8 million for the three and nine months ended September 30, 2023 from a credit of $0.1 million and expense of $0.2 million for the three and nine months ended September 30, 2022, respectively. This increase was primarily attributed to the acquisition of W Nashville in March 2022.
Impairment and other losses
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the nine months ended September 30, 2022, the Company expensed additional hurricane-related repair and cleanup costs of $1.3 million.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Non-operating income and expenses:
Other income	$2,031	$1,767	$264	14.9%	$6,212	$2,671	$3,541	132.6%
Interest expense	(20,524)	(20,583)	(59)	(0.3)%	(64,308)	(61,474)	2,834	4.6%
Loss on extinguishment of debt	(20)	—	20	100.0%	(1,189)	(294)	895	304.4%
Income tax (expense) benefit	1,639	1,029	610	59.3%	(5,382)	(4,148)	1,234	29.7%
Other income
Other income increased $0.3 million, or 14.9%, to $2.0 million for the three months ended September 30, 2023 from $1.8 million for the three months ended September 30, 2022. Interest income increased $1.7 million to $2.3 million for the three months ended September 30, 2023 from $0.6 million for the three months ended September 30, 2022 primarily attributed to higher interest rates. Other income for the three months ended September 30, 2022 was primarily attributable a $1.0 million gain on insurance recovery associated with hurricane-related damage at Loews New Orleans Hotel and interest income.
Other income increased $3.5 million, or 132.6%, to $6.2 million for the nine months ended September 30, 2023 from $2.7 million for the nine months ended September 30, 2022. Interest income increased $6.0 million to $6.8 million for the nine months ended September 30, 2023 from $0.8 million for the nine months ended September 30, 2022 primarily attributed to higher interest rates. In addition, during the nine months ended September 30, 2023, we recognized a gain on insurance recovery of $0.5 million associated with hurricane-related damage sustained at Loews New Orleans Hotel which was partially offset by loan issuance costs. Other income for the nine months ended September 30, 2022 was primarily attributable a $3.6 million gain on insurance recovery associated with hurricane-related damage at Loews New Orleans Hotel which was partially offset by costs associated with the termination of two interest rate swaps.
Interest expense
Interest expense increased $2.8 million, or 4.6%, to $64.3 million for the nine months ended September 30, 2023 from $61.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher average outstanding term loan debt coupled with rising interest rates on variable rate debt. This increase was partially offset by the impact of interest rate swaps entered into during the nine months ended September 30, 2023, reduced interest resulting from repurchase and retirement of $35.3 million aggregate principal of 6.375% 2020 Senior Notes due 2025 and capitalized interest in the third quarter of 2023.
Loss on extinguishment of debt
The loss on extinguishment of debt of $1.2 million for the nine months ended September 30, 2023 was primarily attributable to the write-off of certain unamortized debt issuance costs associated with the prior revolving credit facility, which was refinanced with the Revolving Line of Credit in January 2023, as well as the early repayments of the corporate credit facility term loan that was due to mature in September 2024 and one mortgage loan. The loss on extinguishment of debt of $0.3 million for the nine months ended September 30, 2022 was attributable to the write-off of unamortized debt issuance costs upon the early repayment of one mortgage loan.
Income tax (expense) benefit
Income tax benefit increased $0.6 million, or 59.3%, and income tax expense increased $1.2 million, or 29.7%, to $1.6 million and $5.4 million for the three and nine months ended September 30, 2023, respectfully, from income tax benefit of $1.0 million and income tax expense of $4.1 million for the three and nine months ended September 30, 2022. The increase from prior year was primarily attributed to higher projected taxable income and gross receipts coupled with an increase in the effective tax rate for the first half of 2023 compared to 2022. These increases were partially offset by the use of state net operating loss carryforwards.
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
Liquidity
As of September 30, 2023, we had $219.2 million of consolidated cash and cash equivalents and $56.9 million of restricted cash and escrows. The restricted cash as of September 30, 2023 primarily consisted of $46.5 million related to FF&E reserves as required per the terms of our management and franchise agreements, $8.4 million in deposits made for capital projects and cash held in restricted escrows of $2.0 million primarily for real estate taxes.
As of September 30, 2023, there was no outstanding balance on our Revolving Line of Credit and the full $450 million is available to be borrowed. Proceeds from future borrowings may be used for working capital, general corporate or other purposes.

As of September 30, 2023, we had $200 million available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of September 30, 2023, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.46%.
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
Corporate Credit Facilities
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the "Revolving Line of Credit”), a $125 million term loan (the "2023 Initial Term Loan") and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (the “2023 Credit Agreement”). The Revolving Line of Credit and the 2023 Initial Term Loan refinanced in full our then existing corporate credit facilities outstanding under the Company's prior credit agreement, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the prior credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future Revolving Line of Credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The Revolving Line of Credit matures in January 2027 and can be extended up to an additional year. The interest rate on the Revolving Line of Credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10 basis point credit spread adjustment and a zero basis point floor. The 2023 Term Loans mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the Revolving Line of Credit.
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
From time to time, we will consider open market purchases or tenders of our Senior Notes or other public indebtedness when considered advantageous relative to other uses of capital. During the nine months ended September 30, 2023, we repurchased in the open market and retired $35.3 million aggregate principal of our 6.375% 2020 Senior Notes due August 2025.

Debt Covenants
As of September 30, 2023, we were not in compliance with a debt covenant on one mortgage loan due to disruption from a significant renovation taking place during the prior trailing 12 months. This did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the collateralized property into a separate bank account that the lender controls, which may be used to reduce the outstanding loan balance. The lender has agreed to waive this covenant until March 31, 2024.
Derivatives
As of September 30, 2023, we had six interest rate swaps with an aggregate notional amount of $280.0 million. These swaps fix the variable interest rate on one mortgage loan for a portion of the term and fix SOFR for a portion of the terms of the 2023 Term Loans. The 2023 Term Loans spread may vary, as it is determined by our leverage ratio.
Capital Markets
We maintain an established "At-the-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, we may from time to time offer and sell shares of our common stock having an aggregate offering price up to $200 million. In August 2023, the existing registration statement expired and as a result, the Company wrote off accumulated offering costs of $1.2 million and filed a new registration statement. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2023 and, as of September 30, 2023, $200 million of common stock remained available for issuance.
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
During the three and nine months ended September 30, 2023, 2,070,777 and 6,516,485 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.09 and $12.85 per share for an aggregate purchase price of $25.0 million and $83.7 million. During the three and nine months ended September 30, 2022, 120,978 shares were repurchased under the Repurchase Program, at a weighted-average price of $15.52 per share for an aggregate purchase price of $1.9 million. As of September 30, 2023, we had approximately $82.7 million remaining under our share repurchase authorization.
In October 2023, the Company repurchased a total of 849,762 shares of common stock in open market purchases in accordance with Rule 10b-18 of the Exchange Act at a weighted-average price of $11.77 per share for total consideration of approximately $10.0 million pursuant to a trading plan intended to comply with Rule 10b5-1 of the Exchange Act.
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
As of September 30, 2023 and December 31, 2022, we had a total of $46.5 million and $46.3 million, respectively, of FF&E reserves. During the three and nine months ended September 30, 2023 we made total capital expenditures of $35.5 million and

$69.5 million, respectively, and during the three and nine months ended September 30, 2022, we made total capital expenditures of $18.8 million and $40.7 million, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2023, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of September 30, 2023 totaled $37.7 million.
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
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$137,945	$157,894
Net cash used in investing activities	(67,582)	(330,937)
Net cash used in financing activities	(160,168)	(70,515)
Net decrease in cash and cash equivalents and restricted cash	$(89,805)	$(243,558)
Cash and cash equivalents and restricted cash, at beginning of period	365,910	554,231
Cash and cash equivalents and restricted cash, at end of period	$276,105	$310,673
Operating
•Cash provided by operating activities was $137.9 million and $157.9 million for the nine months ended September 30, 2023 and 2022, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. Refer to the "Results of Operations" section for further discussion of our operating results for the three and nine months ended September 30, 2023 and 2022.
Investing
•Cash used in investing activities was $67.6 million and $330.9 million for the nine months ended September 30, 2023 and 2022, respectively. Cash used in investing activities for the nine months ended September 30, 2023 was attributed to $69.5 million in capital improvements at our hotel properties, which was partially offset by $1.4 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis and $0.5 million of proceeds from property insurance. Cash used in investing activities for the nine months ended September 30, 2022 was attributed to $328.5 million for the acquisition of W Nashville and $40.7 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $32.8 million from the disposition of Kimpton Hotel Monaco Chicago, $3.7 million of proceeds from property insurance and $1.7 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $160.2 million and $70.5 million for the nine months ended September 30, 2023 and 2022, respectively. Cash used in financing activities for the nine months ended September 30, 2023 was attributed to (i) the repayment of the prior corporate credit facility term loan maturing in 2024 totaling $125.0 million, (ii) the repayment of mortgage debt totaling $99.5 million, (iii) the repurchase of common stock totaling $83.7 million, (iv) the expenditure of $34.9 million for the repurchase and retirement of $35.3 million aggregate principal of 6.375% 2020 Senior Notes, (v) the payment of $33.8 million in dividends, (vi) payment of loan fees and issuance costs of $5.6 million, (vii) principal payments of mortgage debt totaling $2.5 million and (viii) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million, which was partially offset (y) by proceeds from the 2023 Term Loans totaling $225.0 million and (z) proceeds from the amendment of one mortgage loan of $0.4 million. Cash used in financing activities for the nine months ended September 30, 2022 was attributed the repayment of mortgage debt totaling $65.0 million, principal payments of mortgage debt totaling $3.1 million, the repurchase of common stock totaling $1.9 million and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.5 million.
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
The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(8,885)	$(1,707)	$12,080	$21,294
Adjustments:
Interest expense	20,524	20,583	64,308	61,474
Income tax expense (benefit)	(1,639)	(1,029)	5,382	4,148
Depreciation and amortization	33,094	34,311	100,325	99,127
EBITDA and EBITDAre	$43,094	$52,158	$182,095	$186,043

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(94)	$(105)	$(270)	$(311)
Gain on insurance recoveries(1)	—	(1,037)	(535)	(3,550)
Loss on extinguishment of debt	20	—	1,189	294
Amortization of share-based compensation expense	3,302	2,813	9,861	8,598
Non-cash ground rent and straight-line rent expense	8	3	(42)	35
Other non-recurring expenses(2)	—	4	—	1,296
Adjusted EBITDAre attributable to common stock and unit holders	$46,330	$53,836	$192,298	$192,405
(1)     During the nine ended September 30, 2023, the Company recorded $0.5 million and during the three and nine months ended September 30, 2022 recorded $1.0 million and $3.6 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
(2)     During the nine months ended September 30, 2022, the Company recorded hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income for the period then ended.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(8,885)	$(1,707)	$12,080	$21,294
Adjustments:
Depreciation and amortization related to investment properties	33,000	34,206	100,055	98,816
FFO attributable to common stock and unit holders	$24,115	$32,499	$112,135	$120,110

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$—	$(1,037)	$(535)	$(3,550)
Loss on extinguishment of debt	20	—	1,189	294
Loan related costs, net of adjustment related to non-controlling interests(2)	1,263	1,308	3,558	3,925
Amortization of share-based compensation expense	3,302	2,813	9,861	8,598
Non-cash ground rent and straight-line rent expense	8	3	(42)	35
Other non-recurring expenses(3)	—	4	—	1,296
Adjusted FFO attributable to common stock and unit holders	$28,708	$35,590	$126,166	$130,708
(1)     During the nine months ended September 30, 2023, the Company recorded $0.5 million and during the three and nine months ended September 30, 2022 recorded $1.0 million and $3.6 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
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
Subsequent Events
In October 2023, the Company repurchased a total of 849,762 shares of common stock in open market purchases in accordance with Rule 10b-18 of the Exchange Act at a weighted-average price of $11.77 per share for total consideration of approximately $10.0 million pursuant to a trading plan intended to comply with Rule 10b5-1 of the Exchange Act.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2023, all of our variable rate debt was fixed by interest rate swaps and, as a result, an increase or decrease of 1% in market interest rates would not have an impact on our interest expense, future earnings or cash flows. If market rates of interest on all of our variable rate debt as of December 31, 2022 had permanently increased or decreased by 1%, interest expense on our variable rate debt would have decreased or increased future earnings and cash flows by approximately $2.8 million per annum.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2023, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$815	$3,355	$469,178	$55,381	$101,386	$500,000	$1,130,115	$1,047,954
Variable rate debt	—	—	—	225,000	1,002	52,078	278,080	269,938
Total	$815	$3,355	$469,178	$280,381	$102,388	$552,078	$1,408,195	$1,317,892
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.59%	4.59%	6.36%	4.56%	4.63%	4.88%	5.45%	5.85%
Variable rate debt	—%	—%	—%	5.45%	5.72%	5.72%	5.50%	8.19%
(1)    Excludes net mortgage loan premiums, discounts and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of September 30, 2023.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Repurchase Program during the period ended September 30, 2023:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1 to January 31, 2023	332,241	$14.16	332,241	$161,753
February 1 to February 28, 2023	706,302	$14.22	706,302	$151,711
March 1 to March 31, 2023	867,277	$13.84	867,277	$139,711
April 1 to April 30, 2023	991,243	$12.79	991,243	$127,033
May 1 to May 31, 2023	911,200	$12.65	911,200	$115,503
June 1 to June 30, 2023	637,445	$12.14	637,445	$107,763
July 1 to July 31, 2023	861,002	$12.54	861,002	$96,963
August 1 to August 31, 2023	549,035	$11.61	549,035	$90,590
September 1 to September 30, 2023	660,740	$11.91	660,740	$82,721
Total	6,516,485	$12.85	6,516,485

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2023, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

November 1, 2023

/s/ MARCEL VERBAAS
Marcel Verbaas
Chair and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)