Form 10-K
period 2023-12-31
Xenia Hotels & Resorts, Inc.
filed 2024-02-27
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the 107,359,751 shares of common stock held by non-affiliates of the registrant was approximately $1.32 billion based on the closing price of the New York Stock Exchange for such common stock as of June 30, 2023.
As of February 26, 2024, there were 101,908,882 shares of the registrant's common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be held on May 14, 2024, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2023 FORM 10-K ANNUAL REPORT
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
•events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics (such as the COVID-19 pandemic) or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters;
- ii -

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
•disruption resulting from the impact of hotel renovations, repositionings, redevelopments and re-branding activities;
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
•changes in governmental regulations or interpretations thereof; and
- iii -

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
Additionally, certain of our disclosures contained on our corporate website and in our filings with the Securities and Exchange Commission ("SEC") relate to environmental, social and governance ("ESG") matters, goals and related issues. These disclosures are informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not, and should not be interpreted as necessarily being, "material" under the federal securities laws for SEC reporting purposes, even where we use the word "material" or "materiality." Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change.

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

DISCLAIMER

None of the Brand Companies or their respective directors, officers, agents or employees are issuers of the shares described herein or had responsibility for the creation or contents of this Annual Report. None of the Brand Companies or their respective directors, officers, agents or employees make any representation or warranty as to the accuracy, adequacy or completeness of any of the following information, including any financial information and any projections of future performance. The Brand Companies do not have an exclusive relationship with us and will continue to be engaged in other business ventures, including
- iv -

the acquisition, development, construction, ownership or operation of lodging, residential and vacation ownership properties, which are or may become competitive with the properties held by us.

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
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of December 31, 2023, the Company collectively owned 96.4% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 3.6% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of December 31, 2023, the Company owned 32 lodging properties with a total of 9,514 rooms.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida, 32801, and our telephone number is (407) 246-8100. The Company’s website is www.xeniareit.com. The information contained on our website, or that can be accessed through our website, neither constitutes part of this Annual Report on Form 10-K nor is incorporated by reference herein.
The following chart shows our structure as of December 31, 2023:
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
Our Financing and Capital Strategy
We strive to maintain a flexible capital structure that puts us in a position to be opportunistic in allocating capital for investment. We seek to maintain a modest amount of leverage and closely monitor our near term debt maturities. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities, as well as with debt financings utilizing staggered maturities. Our debt includes a revolving line of credit, corporate credit facility term loans, the Senior Notes, mortgage loans collateralized by certain of our hotel properties, or leasehold interests under the ground leases on our hotel properties and may include other types of private and public debt in the future.
As of December 31, 2023, we had a total of $223.1 million of cash on hand, including $58.4 million of restricted cash primarily set aside to maintain our hotels. Our weighted-average debt maturity as of December 31, 2023 was 3.2 years for our mortgage loans, 3.3 years for our corporate credit facility term loans, the Senior Notes, and revolving line of credit and 3.3 years for all debt. Our total debt had a weighted-average interest rate of 5.47%.
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “revolving line of credit”), a $125 million initial term loan (the "2023 Initial Term Loan") and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (the “2023 Credit Agreement”). The revolving line of credit and the 2023 Initial Term Loan refinanced in full the then existing corporate credit facilities, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the Company's prior corporate credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future revolving line of credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The revolving line of credit matures in January 2027 and can be extended up to an additional year. The interest rate on the revolving line of credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10-basis point credit spread adjustment and a zero basis point floor. The 2023 Term Loans mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the revolving line of credit.
Additionally, in January 2023, we amended the mortgage loan collateralized by Andaz Napa to update the variable index from one-month LIBOR to Term SOFR, increase the credit spread, increase the principal amount to $55 million and extend the maturity date through January 2028.
From time to time, we may also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase our common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2023, the Company had approximately $133.7 million remaining under its share repurchase authorization.
We may also issue new equity or debt and use the proceeds from such issuances to acquire assets, make capital improvements that yield attractive risk-adjusted returns on investment, or for general corporate purposes. We maintain an At-The-Market ("ATM") program available for selling common stock with an aggregate gross offering price of up to $200 million. In August 2023, the then existing registration statement expired and as a result, the Company wrote off accumulated offering costs of $1.2 million and filed a new registration statement. From time to time, we may sell shares under the ATM program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated,

Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. to raise capital when we believe conditions are advantageous. We had $200 million available for issuance under the ATM Agreement as of December 31, 2023. We may issue equity under this program or other equity issuance programs if we determine that shares can be sold at an attractive price and there is a compelling use for such proceeds.
We anticipate using a portion of cash flows generated from operations to fund future acquisitions as well as for property redevelopments, return on investment initiatives, working capital requirements, lease payments and, at times, payment of dividends and share repurchase programs. Subject to market conditions, we intend to repay amounts outstanding under our revolving line of credit and/or other debt from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, sale of assets and cash flows from operations.
Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodation options for guests (e.g. those that are found on websites that facilitate short-term rentals of homes and apartments from owners) in each of their markets on the basis of several factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative accommodation options. We believe that hotels, which are predominately affiliated with leading brands, such as our portfolio of hotels, will enjoy the competitive advantages associated with operating under such brands, which includes strong health, safety and cleanliness protocols, and are important to our customers. Increased competition could harm our occupancy, RevPAR, ADR and consequently our revenue and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, and may materially and adversely affect our operating results and liquidity.
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
Cyclicality
The lodging industry is cyclical and generally its growth or contraction follows the overall economy. There is a history of increases and decreases in demand for and supply of hotel rooms, in occupancy levels and in rates realized by owners of hotels through economic cycles and as a result of periodic demand shocks due to economic or other events outside of the lodging industry, such as the impact that COVID-19 had on operating results. The variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given segments of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can cause significant volatility in results for owners of hotel properties. In a stable macroeconomic environment, the costs of running a hotel tend to be more fixed than variable. Because of this, when revenues decline the rate of decline in earnings will be higher than the rate of decline in revenues. Conversely, the rate of increase in earnings is typically higher than the rate of increase in revenues.
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
Our Tax Status
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal income tax purposes, beginning with our short taxable year that commenced on January 5, 2015 and ended on February 3, 2015. We believe that we have been organized and have operated, and will continue to operate, in a manner that will allow us to maintain our REIT status for U.S. federal income tax purposes commencing with such short taxable year and we intend to continue operating in such a manner. To qualify for REIT status, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.
We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT"), in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, approximately 96.4% of the Operating Partnership Units in our Operating Partnership, with the remaining 3.6% owned by certain of our executive officers and current or former members of our Board of Directors. In the future, we may issue additional common or preferred units in our Operating Partnership, from time to time, in connection with acquisitions of hotels, financings, compensation or other reasons.
In order for the income from our hotel operations to constitute "rents from real property" for purposes of the gross income tests required for REIT qualification, we cannot directly or indirectly operate any of our hotels. Accordingly, we lease each of our hotels, and intend to lease any hotels we acquire in the future, to our TRS lessees. As required for our qualification as a REIT, our TRS lessees have engaged third-party hotel management companies that are eligible independent contractors to manage our hotels on market terms. Our TRS lessees pay rent to us that we intend to treat as "rents from real property." Our TRS, which owns our TRS lessees, is subject to U.S. federal, state and local income taxes applicable to corporations and we are generally subject to sales tax on a portion of the rent paid from our TRS lessees.
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
Human Capital
Corporate Employees
As of December 31, 2023, we had 45 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

We are guided by our core values, which include civility, ethics and integrity, and a commitment to quality. These principles continuously serve as a reminder to uphold an inclusive, respectful and tolerant work culture; and to always demonstrate the highest standards of professional conduct. We do not tolerate discrimination in any form and believe equal employment opportunity is a fundamental principle. We maintain policies and programs that provide the framework for fostering and supporting a diverse and inclusive work environment which contribute to the overall corporate culture at Xenia, leading to the recruitment, retention, and growth of a qualified and successful workforce. As of December 31, 2023, 33% of our corporate workforce identified as women and 40% as underrepresented ethnic and racial groups. Further, 73% of our corporate workforce were 40 years of age or older with an average age of 48.

We believe we offer competitive compensation and benefits programs and frequently benchmark our compensation and benefits package against those in our industry and in similar disciplines. Our benefit programs include an employee stock grant program, health plan options with generous cost-sharing and health savings account contributions, dental, vision, life and disability insurance, a retirement plan with matching employer contributions, tuition reimbursements, qualified parking benefits, significant amounts of paid time off and a hybrid remote work policy. We are also committed to cultivating our employees through training and development, including leadership training, professional certifications, continuing education and professional memberships, performance management through annual performance reviews and feedback, health and wellness programs and team-building programs. We have also been recognized as one of America's Most Responsible Companies by Newsweek.

Hotel Employees

All persons employed in the day-to-day operations of our hotels are employees of our third-party managers. Employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. Many of our third-party managers are publicly traded companies which issue their own respective annual reports with disclosures regarding their human capital policies and objectives, and which provide greater detail about their employees and human capital programs and policies.
Our History
Prior to February 3, 2015, Xenia was a wholly-owned subsidiary of InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc. or "InvenTrust"), its former parent. On February 3, 2015, Xenia was spun off from InvenTrust through a taxable pro rata distribution by InvenTrust of the outstanding common stock of Xenia to holders of record of InvenTrust's common stockholders as of the close of business on January 20, 2015 (the "Distribution"). In connection with and in order to effectuate the separation and distribution, we and InvenTrust entered into a Separation and Distribution Agreement, among other agreements. These agreements provided for the allocation between us and InvenTrust of InvenTrust’s assets, liabilities and obligations (including its properties, employees and tax-related assets and liabilities) attributable to periods prior to, at and after our separation from InvenTrust and governed certain relationships between us and InvenTrust after the separation. On February 4, 2015, Xenia’s Common Stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR." As a result of the Distribution, the Company became a stand-alone, publicly traded company.
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
•Risks related to natural or man-made disasters, weather and climate-related events, contagious diseases, such as the COVID-19 pandemic, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our financial condition and results of operations.
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
•war, geopolitical conflicts, other political conditions or uncertainty, terrorist activities or threats, mass casualty events, protests and heightened travel security measures instituted in response to these events;
•natural disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, droughts, wildfires, and extreme weather events, some of which may become more frequent and intense as a result of climate change, and man-made disasters, such as oil spills, terrorist attacks, and nuclear incidents;
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
Risks relating to natural or man-made disasters, weather and climate-related events, contagious diseases, such as the COVID-19 pandemic, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our financial condition and results of operations.
Hurricanes, earthquakes, tsunamis, tornadoes, droughts, wildfires, and other man-made or natural disasters, as well as the spread or fear of the spread of contagious diseases in locations where we own significant properties and from which we draw a large number of guests, could cause a decline in the level of business and leisure travel in certain regions or as a whole and reduce the demand for lodging, which may adversely affect our financial condition and operating performance. The COVID-19 pandemic resulted in significant disruption and additional risks to our business, the lodging, hospitality, and travel industries, and the global economy. While our business has recovered compared to pre-COVID-19 pandemic results in 2019, potential concerns about public health either related to COVID-19 or otherwise may impact travel demand and consumer confidence in the future. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits and financial results.
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
Due to its close link with the performance of the general economy, and, specifically, growth in U.S. gross domestic product ("GDP"), the lodging industry is highly cyclical in nature. Demand for products and services provided by the lodging industry generally trails improvement in economic conditions. The lodging industry has historically exhibited a strong correlation to U.S. gross domestic product. Worsening of the U.S. or global economy would likely have an adverse impact on the occupancy, ADR and RevPAR of our hotels, and would therefore adversely impact our results of operations and financial condition. In addition to the macroeconomic factors, the U.S. lodging industry was more acutely impacted by the COVID-19 pandemic than the overall U.S. economy and other industries due to the general sentiment towards business and leisure travel. We have also seen that, due to the mix of business, luxury and upper upscale hotels and resorts are more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates.
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
In our portfolio, 23 of the 32 hotels that we owned as of December 31, 2023 operate under brands owned by Marriott and Hyatt. As a result, our success is dependent in part on the continued success of Marriott and Hyatt and their respective brands. We believe that brands help to drive demand and increase guest loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hyatt brands is reduced or compromised, the goodwill associated with the Marriott and/or Hyatt branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott and/or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hyatt could, under certain circumstances, terminate our current franchise licenses with them or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in Texas, California, and Florida, which exposes our business to the effects of regional events and occurrences.

We have a concentration of hotels in Texas, California and Florida. Specifically, as of December 31, 2023, approximately 23%, 20%, and 12% of rooms in our portfolio were located in Texas, California and Florida, respectively. The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities, negative trends in the industry sectors that are concentrated in these markets and more severe restrictions related to health and safety measures, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which we are concentrated. In addition, our hotels may be subject to the effects of adverse acts of nature, such as winter storms, hailstorms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage to our hotels in specific geographic locations, including in the Texas, California and Florida markets. Some of these acts of nature may become more frequent and more severe due to the effects of climate change. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken, and/or long-term power outages are resolved. Additionally, we cannot assure you that the amount of hurricane, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event. As a result of this geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and adverse acts of nature than other areas in the United States.
Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially impede our growth.
A key element of our business strategy is to invest in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive, or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving line of credit and corporate credit facility term loans, our mortgage loans, the use of retained cash flows and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.
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
Many costs, such as real estate taxes, insurance premiums, maintenance costs and certain hotel operating costs generally are more fixed than variable and as a result, are not reduced even when a hotel is not fully occupied, when operations have been suspended, when room rates decrease or other circumstances cause a reduction in revenues. Thus, our profits are generally more significantly affected by economic downturns and declines in revenues. If we are unable to offset these costs with sufficient revenues across our portfolio, it could materially and adversely affect our results of operations and profitability and lead cash flow from operations to become negative.

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
We lease the land underlying three of our hotels and/or meeting facilities from third-parties as of December 31, 2023. Two of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the third is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these three hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 35 years. Assuming all renewal options are exercised, the average remaining term is 68 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
Several of our hotels are subject to condominium regimes or master associations with conditions, covenants, and restrictions placed on our properties; therefore, we are subject to risks associated with this type of real estate ownership.

Several of our hotels are subject to either a condominium regime or a master association with certain conditions, covenants, and restrictions placed on our property. The management and operation of a condominium or association is generally controlled by a board representing the owners of the individual condominium units or land making up the association, subject to the terms of the related condominium rules, by-laws, or declarations. Generally, the consent of a majority of the board members is required for any actions of the board and a unit owner’s ability to control decisions of the board are generally related to the number of units owned by such owner as a percentage of the total number of units or square footage in the condominium or association. In certain cases, we do not have a majority of votes on the condominium or association board, which results in the Company not having control of the related condominium or association. The board of managers or directors of the related condominium or association generally has discretion to make certain decisions affecting the condominium or association, and we cannot provide any assurances that we will have any control over decisions made by the board of managers or directors. Even if our designated board members, either through control of the appointment and voting of sufficient members of the condominium or association board or by virtue of other provisions in the related condominium or association documents, have consent rights over actions by the condominium associations or other owners, we cannot assure you that the condominium board will not take actions that would materially adversely affect our properties. Thus, decisions made by that board of managers or directors, including regarding assessments to be paid by the unit owners, insurance to be maintained on the condominium and many other decisions affecting the maintenance of that condominium or association, may have a significant adverse impact on our condominium or association interests. The condominium or association board is generally responsible for administration of the affairs of the condominium or association, including providing for maintenance and repair of common areas, adopting rules and regulations regarding common areas, and obtaining insurance and repairing and restoring the common areas of the property after a casualty and the condominium or association board may have the right to control the use of casualty proceeds. In addition, the board generally has the right to assess individual owners for their share of expenses related to the operation and maintenance of the common elements. In the event that an owner of another unit fails to pay its allocated assessments, we may be required to pay such assessments in order to properly maintain and operate the common elements of the property.
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
Ownership of hotels is a capital intensive business that requires significant capital expenditures to operate, maintain and renovate properties. Access to the capital that we need to maintain and renovate existing properties and to acquire new properties is critical to the continued growth of our business and revenues and to remain competitive. We may not be able to fund capital improvements for our existing hotels or acquisitions of new hotels solely from cash provided from our operating activities because we must distribute annually at least 90% of our REIT taxable income to maintain our qualification as a REIT and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures or hotel redevelopment through retained earnings may be restricted. Consequently, we may have to draw down on our revolving line of credit, enter into new loans or rely upon the availability of new financing arrangements or equity capital to fund capital improvements. Our ability to access additional capital could also be limited by the terms of our corporate credit facilities and the indentures governing the Senior Notes, which restricts our ability to incur debt under certain circumstances.

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

If third-party hotel managers and/or franchisors consolidate through merger and acquisition transactions, we may experience undefined and unknown costs related to the integration of processes and systems, which may adversely affect our hotels. If third-party online travel agencies consolidate through mergers and acquisitions this may lead to less negotiating power over contracts and/or higher costs of obtaining customers.

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
The third-party hotel management companies that operate our hotels rely on information technology networks and systems, including the Internet and cloud-based storage systems, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing, building and property management systems, point of sale systems, and operating data. We have limited contractual ability to require our third-party management companies to implement new or enhanced cyber-security platforms. They may purchase some of their information technology from vendors, on whom our and their systems will depend, and the third-party hotel managers will rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, including personally identifiable information. These vendors may separately develop and increasingly use artificial intelligence ("AI"). Social, ethical, and security issues relating to the use of new and evolving AI may result in reputational harm and liabilities. AI technologies are rapidly evolving and could be subject to new governmental regulations which could impose additional costs and obligations on vendors and third-party hotel management companies.
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
At our corporate headquarters, in addition to maintaining our own cyber-risk insurance policy, the Company is continuously working to maintain secure information technology systems and to provide ongoing employee awareness training around phishing, malware, ransomware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. However, these proactive measures may not deter every occurrence of cyber-attacks and/or unauthorized access events of our own corporate systems. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
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
The credit agreement governing our revolving line of credit and our corporate credit facility term loans as well as the indentures governing our Senior Notes contain customary covenants with which we must comply, which limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, incur liens on assets, enter into new types of businesses, engage in mergers, liquidations or consolidations, sell assets, make restricted payments (including the payment of dividends and other distributions), enter into negative pledges or limitations on the ability of subsidiaries to make certain distributions or to guarantee the indebtedness under the credit agreements, engage in certain transactions with affiliates, enter into sale and leaseback transactions, make investments and capital expenditures, acquire real estate assets, enter into speculative hedging transactions, change our fiscal year and make certain payments and prepayments with respect to subordinated debt. The credit agreements also contain financial covenants relating to our maximum total leverage ratio, maximum secured leverage ratio, maximum secured recourse leverage ratio, minimum fixed charge coverage ratio, minimum consolidated tangible net worth, minimum unsecured interest coverage ratio, maximum unencumbered leverage ratio, and set a minimum number of unencumbered properties we must own and a minimum value for such unencumbered properties. Any other credit facility or other loans that we enter into may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our continued ability to borrow under the revolving line of credit and any other credit facility that we may obtain will be subject to compliance with these covenants and our ability to meet these covenants will be adversely affected if U.S. lodging fundamentals do not continue to improve when and to the extent that we expect. In addition, our failure to comply with these covenants, as well as our inability to make required payments under the credit agreements or any future debt agreement, could cause an event of default under the credit agreements, which, if not waived, could result in the termination of the financing commitments under the credit agreement governing our revolving line of credit and corporate credit facility term loans and the acceleration of the maturity of the outstanding indebtedness thereunder, or could cause an event of default under such future debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on property-level secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, the credit agreements contain, and any future debt agreements may contain, cross-default provisions with respect to certain other recourse and non-recourse indebtedness and contain certain other events of default which would similarly, in each case, give the lenders under the credit agreements the right to terminate such financing commitments and accelerate the maturity of such indebtedness under the credit agreements or give the lenders under such other agreement the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on our credit agreements or any other debt agreements, it could materially and adversely affect us.
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
We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than the minimum amount specified under the Code. If, as a result of covenants applicable to our current or future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT, which could materially and adversely affect us.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
We have borrowed money, some of which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our indebtedness and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2023, approximately $280.0 million, or 20%, of our total debt outstanding, bore interest at variable rates which was hedged by interest rate protection agreements.

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
To the extent consistent with maintaining our qualification as a REIT, from time to time, we may use derivative financial instruments to hedge exposure to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. There is no assurance that our hedging strategy will achieve our objectives. We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.
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
We believe that we qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2023, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings clause." If we were to rely on a REIT "savings clause", we would have to pay a penalty tax, which could be material.
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
We intend to continue to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
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
From time to time, we dispose of properties in transactions that are intended to qualify as like-kind exchanges pursuant to Section 1031 of the Code ("Section 1031 Exchanges"). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable or that we may be unable to identify and complete the acquisition of a suitable replacement property to affect a Section 1031 Exchange. In such case, our taxable income and earnings and profits would increase. In addition, in some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes and the payment of such taxes could cause us to have less cash available to distribute to our stockholders or service our indebtedness. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders, and we may be required to make a special dividend payment to our shareholders if we are unable to mitigate the taxable gains realized. Moreover, Section 1031 Exchanges now only apply to real property and do not apply to any related personal property transferred with the real property. As a result, any appreciated personal property that is transferred in connection with a Section 1031 Exchange of real property will cause gain to be recognized, and such gain is generally treated as non-qualifying income for the REIT 95% and 75% gross income tests. Any such non-qualifying income could have an adverse effect on our REIT status.
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
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-

U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
A large volume of issuances or sales of shares of our common stock could decrease the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of issuances or sales of shares of our common stock are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated issuances or sales of common stock could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our common stock to decline. In addition, future issuances of shares of our common stock may be dilutive to existing stockholders.
Our cash available for distribution to stockholders may not be sufficient to pay distributions at expected or required levels, and we may need external sources in order to make such distributions, or we may not be able to make such distributions at all, which could cause the market price of our common stock to decline significantly.
All distributions will be made at the discretion of our Board of Directors and will depend on our historical and projected results of operations, EBITDAre, Adjusted EBITDAre, FFO, Adjusted FFO, liquidity and financial condition, REIT qualification, debt service requirements, capital expenditures and operating expenses, prohibitions and other restrictions under our financing arrangements and applicable law and other factors as our Board of Directors may deem relevant from time to time. No assurance can be given that our projections will prove accurate or that any level of distributions will be made or sustained or achieve a market yield. We may not be able to make distributions in the future or may need to consider various funding sources to cover any shortfall, including borrowing under the revolving line of credit, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable share dividends. Any of the foregoing could cause the market price of our common stock to decline significantly.
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
In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before common stockholders. If we incur additional debt in the future, our future interest costs could increase, and adversely affect our liquidity, FFO, Adjusted FFO and results of operations. In March 2018, we established our ATM program with a syndicate of five banks ("Agents"), pursuant to which we could sell, from time to time, up to an aggregate sales price of $200 million to or through the Agents. From time to time, we may refresh or implement a new ATM program. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including Operating Partnership Units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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
We own 96.4% of the Operating Partnership Units and the remaining 3.6% of the Operating Partnership Units are owned by the other limited partners comprised of our executive officers and current or former members of our Board of Directors. However, in connection with our future acquisition of properties or otherwise, we may issue Operating Partnership Units to third-parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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
Conflicts of interest could arise as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers who own interests in our Operating Partnership have duties to us under applicable Maryland law in connection with their management of our company. At the same time, XHR GP, Inc., our wholly-owned subsidiary, as general partner of our Operating Partnership, has fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our duties as general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our company. These conflicts may be resolved in a manner that is not in the best interests of our stockholders.
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

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent and/or severe storms, hurricanes, flooding, freeze events, heatwaves, rising sea levels, shortages of water, droughts and wildfires, any of which could have a material adverse effect on our properties, operations and business. Climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotel properties, operations or business. To the extent climate change causes changes in weather patterns, our coastal markets could also experience increases in storm frequency and/or intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses, litigation and/or repair costs that may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards or limitations on energy usage. Climate change may result in increased energy and water costs and may also change the comparative attractiveness of certain travel locations or result in people migrating from certain locations to other locations. As a result, some of our hotel properties may be more or less in demand in the future.

Additionally, our business is exposed to risks associated with societal efforts to mitigate or respond to climate change, including but not limited to regulatory developments and changes in market demand. For example, some state and local governments have adopted, or considered adopting, restrictions on water use or GHG emissions. Separately, the SEC has proposed disclosure requirements that would require companies to disclose a range of climate-related information, which may require us to incur substantial monitoring and compliance costs. Consumers are also increasingly aware of the climate change-related impact of travel and may change their traveling preferences or behaviors as a result. These and other risks may reduce demand for our properties or otherwise result in adverse impacts to our business, financial condition, and results of operations.

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

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the ESG profile of our company and/or offerings, such initiatives or achievement of such commitments may be costly and may not have the desired effect. For example, expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. While we commit to certain initiatives or goals, we may not ultimately be able to achieve them due to cost, technological, or other constraints, including matters that are outside of our control. Additionally, certain disclosures, targets, goals or commitments may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Our disclosures on these matters, a failure to satisfy evolving stakeholder expectations for ESG practices and reporting, or a failure to meet our commitments or targets on our established timeline may potentially harm our reputation and negatively impact our relationships with certain investors and other stakeholders. Even if this is not the case, our current actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to various adverse consequences or investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

In addition, various policymakers have adopted, or are considering adopting, requirements for extensive disclosures on climate-related and/or other ESG information, which may require us to incur significant additional costs to comply, including the implementation of significant new internal controls on matters historically not subject to such controls, and impose increased oversight obligations on our management and Board of Directors. Simultaneously, there are efforts by some stakeholders to reduce companies' efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such litigation or activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Uninsured and underinsured losses at our hotels could materially and adversely affect our revenues and profitability.

We intend to maintain or require our third-party management companies to maintain comprehensive insurance on each of our current hotels and any hotels that we acquire, including property, liability, cyber, fire, and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates and/or acceptable terms. Various types of catastrophic losses, like windstorms, earthquakes, wildfires, droughts, and floods caused by climate change or otherwise, and losses from foreign and domestic terrorist activities and mass casualty events may not be insurable, subject to higher deductibles and/or low sub-limits or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance at our sole cost. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability and revenues.

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

During the global financial crisis that began in 2008 and following the onset of the COVID-19 pandemic in 2020, the domestic financial markets experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. Over the past twelve months, the Federal Reserve has raised interest rates to combat inflation which has negatively impacted the credit market as well as the capital markets. If there are continued periods of volatility and weakness in the capital and credit markets in the future, the availability of debt and equity financing could decline. Our business may be affected by market and economic challenges experienced by the U.S. or global economy or real estate industry as a whole or by the local economic conditions in the markets in which our hotels are located, including the dislocations in the credit markets and general global economic recession. For the following and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments. Specifically, these conditions may have the following consequences:

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Due to our structure as a REIT, the cybersecurity program, processes and strategy described in this section are limited to the corporate systems, information and service providers belonging to or supporting the REIT. In order to maintain REIT status, the Company does not operate or manage its hotels. Our Operating Partnership and its subsidiaries lease the hotel properties to XHR Holding, the Company’s taxable REIT subsidiary, which engages third-party independent hotel management companies to operate and manage all aspects of the hotels; and those third-party managers, in turn, rely on systems that they manage directly or indirectly (through their own service providers), including but not limited to guest reservation systems, billing, building and property management systems, point-of-sale systems, and financial transactions and records that store and process proprietary or personal information. In light of this structure, we do not have actual or contractual access to the systems or information maintained by the property operators, managers and franchisors, and we must instead rely on such operators’, managers’ and franchisors' programs and processes to protect the properties in which we invest from various risks from cybersecurity threats.

We design and assess our program generally based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our corporate-level cybersecurity risk management program include the following:

•risk assessments designed to help identify material cybersecurity risks to our critical corporate network systems and corporate information;

•a security function principally responsible for managing at the corporate-level (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our corporate security controls;

•a cybersecurity awareness training of our corporate employees, incident response personnel, and senior management;

•cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents that impact Xenia’s corporate systems and information; and

•a third-party risk management process for key service providers, suppliers, and vendors that support our corporate functions based on our assessment of their respective risk profiles.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our corporate operations, business strategy, results of operations, or financial condition. As noted above, given our status as a REIT, we do not have actual or contractual access to the systems or information maintained by the property operators, managers and franchisors and we must rely on such operators’, managers’ and franchisors' programs and processes to protect the properties in which we invest.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program described above.

The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to the Board of Directors regarding its activities, including those related to cybersecurity. The Board of Directors also receives periodic briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our enterprise risk management committee ("ERMC") and internal information technology security staff as part of the Board of Directors’s continuing education on topics that impact public companies.

Our management team, including the ERMC and our Vice President of Information Technology and our legal and compliance function, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes a key employee with over 20 years of experience in information technology and cybersecurity and various members of the senior management team with significant training in cyber incident response.

Our management team stays informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents that impact our corporate systems and information through various means, which may include briefings from internal and external security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the corporate IT environment.

Item 2. Properties
We lease our corporate headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2023, we owned a portfolio of 32 hotels and resorts across 14 states. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring uniquely positioned luxury and upper upscale hotels and resorts primarily in the top 25 lodging markets and key leisure destinations in the United States.
Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 80.2% of our rooms operating under Marriott or Hyatt brands. The following table sets forth our brand affiliations as of December 31, 2023:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	4	471	5.0%
Marriott	3	1,452	15.2%
Renaissance	1	522	5.5%
The Ritz-Carlton	2	570	6.0%
W	1	346	3.6%
Westin	2	875	9.2%
Subtotal	13	4,236	44.5%

Hyatt
Andaz	3	451	4.7%
Hyatt Centric	1	120	1.3%
Hyatt Regency	4	2,375	25.0%
Park Hyatt	1	327	3.4%
The Unbound Collection	1	119	1.3%
Subtotal	10	3,392	35.7%

Fairmont	2	730	7.7%

Kimpton	4	637	6.7%

Loews	1	285	3.0%

Hilton - Waldorf Astoria	1	127	1.3%
Total branded	31	9,407	98.9%

Independent	1	107	1.1%

Total portfolio	32	9,514	100%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2023(1):

Hotel	Rooms	Year Acquired/Opened	State	Brand Affiliation	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah	151	2013	GA	Hyatt	Hyatt	L
Bohemian Hotel Savannah Riverfront, Autograph Collection	75	2012	GA	Marriott	Kessler	UU
Fairmont Dallas	545	2011	TX	Fairmont	Accor	L
Fairmont Pittsburgh	185	2018	PA	Fairmont	Accor	L
Grand Bohemian Hotel Charleston, Autograph Collection	50	2015	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, Autograph Collection	99	2015	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, Autograph Collection(4)	247	2012	FL	Marriott	Kessler	UU
Hyatt Centric Key West Resort & Spa	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Grand Cypress	779	2017	FL	Hyatt	Hyatt	UU
Hyatt Regency Portland at the Oregon Convention Center	600	2019	OR	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara(5)	505	2013	CA	Hyatt	Hyatt	UU
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch	491	2017	AZ	Hyatt	Hyatt	UU
Kimpton Canary Hotel Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Kimpton Hotel Palomar Philadelphia	230	2015	PA	Kimpton	Kimpton	UU
Kimpton RiverPlace Hotel	85	2015	OR	Kimpton	Kimpton	UU
Loews New Orleans Hotel	285	2013	LA	Loews	Loews	L
Lorien Hotel & Spa	107	2013	VA	Independent	Davidson	I
Marriott Dallas Downtown	416	2010	TX	Marriott	Marriott	UU
Marriott San Francisco Airport Waterfront(4)	688	2012	CA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	348	2007	TX	Marriott	Marriott	UU
Park Hyatt Aviara Resort, Golf Club & Spa	327	2018	CA	Hyatt	Hyatt	L
Renaissance Atlanta Waverly Hotel & Convention Center	522	2012	GA	Marriott	Renaissance	UU
Royal Palms Resort & Spa, The Unbound Collection by Hyatt	119	2017	AZ	Hyatt	Hyatt	L
The Ritz-Carlton, Denver	205	2018	CO	Marriott	Marriott	L
The Ritz-Carlton, Pentagon City(5)	365	2017	VA	Marriott	Marriott	L
W Nashville	346	2022	TN	Marriott	Marriott	L
Waldorf Astoria Atlanta Buckhead	127	2018	GA	Hilton	Waldorf Astoria	L
Westin Galleria Houston	469	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria	406	2013	TX	Marriott	Westin	UU
(1)    Includes only the hotels in our portfolio as of December 31, 2023.
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
(4)    These properties are subject to mortgage debt as of December 31, 2023.
(5)    These hotels are subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements- Ground Leases" for more information.

Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 32 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a management agreement with an independent third-party hotel management company. Approximately 5% of our portfolio (by room count as of December 31, 2023) are also operated under distinct franchise agreements, which we refer to as "franchised hotels." Approximately 94% of our portfolio (by room count as of December 31, 2023) are operated pursuant to a management agreement, which we refer to as "brand-managed hotels."
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
Of our brand-managed hotels, approximately 42% of our brand-managed hotels (by room count as of December 31, 2023) are managed by Marriott and its affiliates, approximately 38% are managed by Hyatt and the remainder are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term of between 10 to 30 years and have an average remaining term of approximately 14 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. The average remaining term of our management agreements assuming the exercise of all renewal options is approximately 27 years.
Fees
Our management agreements for brand-managed hotels typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fee is typically 3.0% of gross hotel revenues or receipts, but ranges from approximately 2.0% to 4.0%, the highest of which also include fees for additional non-management services. The incentive management fees range from 8% to 30% of net operating income (or other similar metrics, such as gross operating profit, as defined in the management agreement) remaining after deducting a priority return typically equal to 8.5% to 11% of total capital investment in the hotel. We also pay certain accounting services fees to the management companies in a majority of the agreements. Our management agreements for brand-managed hotels also typically require the maintenance of furniture, fixtures and equipment replacement reserves ("FF&E reserves") generally ranging between 3% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
Termination Events
Performance Termination
Most of the management agreements for our brand-managed hotels align our interests with those of the management company by providing us with a right to terminate the agreement if the management company fails to achieve certain criteria relating to the performance of the hotel. We generally may have the opportunity to elect to terminate an agreement due to performance if, during any two consecutive year period, (i) the hotel fails to achieve a specified amount of operating profit and (ii) certain operating metrics of the hotel, as compared to a competitive set of hotels in the relevant local market as agreed between the parties, fail to exceed a specified threshold as set forth in the applicable management agreement. In substantially all of the management agreements for brand-managed hotels, the management company has a right to avoid a performance termination by paying an amount equal to the amount by which the operating profit for the two-year period was less than the performance termination threshold, as set forth in the applicable management agreement. In some cases, our right to terminate a management agreement based on performance is subject to certain exceptions related to force majeure events and/or disruption due to large scale renovations.
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
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 2.0% to 2.5% of gross hotel revenue. The incentive management fees are generally 30% of net operating income (or other similar metrics, as defined in the management agreement) remaining after deducting a priority return typically equal to 9.25% of total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements. Our management agreements for franchised hotels also typically require FF&E reserves generally ranging between 4% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
Termination Events
Performance Termination
As with our management agreements for brand-managed hotels, our management agreements for franchised hotels provide us with a right to terminate the agreement if the management company fails to achieve certain criteria relating to the performance of the hotel. We may have the opportunity to initiate a performance termination if, during any full calendar year, the hotel fails to achieve a specified amount of priority return to us. In all cases, our right to terminate a management agreement for a franchised hotel based on performance is subject to certain exceptions related to force majeure events.
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
Term
Our franchise agreements have initial terms of 20 years, with an average remaining initial term of approximately nine years. None of our franchise agreements contemplate any renewals or extensions of the initial term.
Fees
Our franchise agreements require that we pay a royalty fee ranging between 3.0% and 5.0% of the rooms revenue of the applicable hotel and an additional marketing, reservation or other program fee of 1.5% of the gross rooms revenue as well as other fees. In addition, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards. Under certain franchise agreements, such expenditures are mandated at set periods, with at least some level of expenditure required every five to six years. Many franchise agreements also require the maintenance of FF&E reserves of 4% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
TRS Leases
In order for us to maintain our qualification as a REIT, neither our company nor any of our subsidiaries, including the Operating Partnership, may directly or indirectly operate our hotels. Subsidiaries of our Operating Partnership, as lessors, lease our hotels to our TRS lessees, which, in turn, are parties to the existing management agreements with third-party hotel management companies for each of our hotels.

Ground Leases

The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2023 associated with land underlying our hotels and meeting facilities that we lease from third-parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent(1)	Base Rent Increases at Renewal	Lease Type
Ground Lease: Entire Property
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years(2)	$68,904(3)	Increases if lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
The Ritz-Carlton, Pentagon City	May 7, 2040	2 x 25 years	$53,375	Fair market rent adjustment at commencement of lease renewal	Triple Net
Ground Lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights	$12,544(3)	Not applicable	Triple Net
(1)    In addition to minimum rent, the Company may owe percentage rent. In particular, Hyatt Regency Santa Clara incurs percentage rent based on a percentage of rooms revenue and ballroom receipts, which exceeded the minimum base rent for the years ended December 31, 2023, 2022 and 2021. The Ritz-Carlton, Pentagon City incurs the greater of (i) minimum base rent or (ii) five percent (5%) of rooms revenues and, for the years ended December 31, 2023, 2022 and 2021, percentage rent exceeded minimum base rent.
(2)    The Company has a right of first refusal to purchase all or a portion of certain areas covered by the two separate leases.
(3)     The base rent for each year is adjusted based on a calculation tied to the Consumer Price Index for the Convention Center at Marriott Woodlands Waterway Hotel & Convention Center and for a portion of the leased square footage at Hyatt Regency Santa Clara. The monthly minimum or base rent in this chart is for the period from January 1, 2023 through December 31, 2023.
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
Shareholder Information
As of February 26, 2024, there were 10,352 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by banks, brokers and other financial institutions. Also as of February 26, 2024, there were 14 holders (other than our Company) of our Operating Partnership Units comprising certain of our executive officers and current or former members of our Board of Directors, which includes, with respect to such executive officers, unvested long-term incentive plan partnership units ("LTIP Units"). LTIP Units may or may not vest based on the passage of time and meeting certain market-based performance objectives. Of the 3,782,000 LTIP Units outstanding at December 31, 2023, 1,621,802 units had vested and were eligible for redemption. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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
Distributions made by us will be authorized and determined by our Board of Directors, in its sole discretion, out of legally available funds, and will be dependent upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, our qualification as a REIT and other tax considerations, capital expenditures, and other obligations, debt covenants, contractual prohibitions or other limitations under applicable law and other such matters our Board of Directors may deem relevant from time to time. We cannot assure you that our distribution policy will remain the same in the future or that any estimated distributions will be made or sustained.
Our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. Distributions will be made in cash to the extent cash is available for distribution. We may not be able to generate sufficient cash flows to pay distributions to our stockholders. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including borrowing under our revolving line of credit, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable common stock dividends.
The method used by common stockholders to receive distributions may affect the timing of the distributions. The Company treats all stockholders as constructively receiving distributions on the distribution date, regardless of the distribution method chosen by the stockholder. To change the method used to receive distributions a stockholder may contact the Company or its transfer agent, Computershare, to obtain a Xenia Change of Distribution Election form. Contact information can be found on the "Investor Relations" page of our website under "Investor Information."
In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions and our Board of Directors could change our distribution policy in the future.

Common Stock
The Company paid the following dividend on common stock during the year ended December 31, 2023 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.10	March 31, 2023	March 31, 2023	April 14, 2023
$0.10	June 30, 2023	June 30, 2023	July 14, 2023
$0.10	September 30, 2023	September 29, 2023	October 13, 2023
$0.10	December 31, 2023	December 29, 2023	January 12, 2024
The Company paid the following dividend on common stock during the year ended December 31, 2022 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.10	September 30, 2022	September 30, 2022	October 14, 2022
$0.10	December 31, 2022	December 30, 2022	January 13, 2023
(1)    For income tax purposes, dividends paid per share on our common stock in 2022 and 2023 were 100% taxable as ordinary income.
Share Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except that which we specifically incorporate by reference into such filing.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2018 to the NYSE closing price per share on December 31, 2023, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on December 31, 2018 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

Total Return Performance
$175
$150
$125
$100
$75
$50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Xenia Hotels & Resorts, Inc.
Russell 2000 Index
DJUSHL REIT Index
FTSE NAREIT Equity Index

The actual returns shown on the graph above are as follows:

	Value of Investment at December 31,
Name	2018	2019	2020	2021	2022	2023
Xenia Hotels & Resorts, Inc.	$100.00	$132.57	$97.23	$115.85	$84.87	$90.53
DJUSHL REIT Index	100.00	109.70	73.24	87.06	81.38	99.96
Russell 2000 Index	100.00	123.72	146.44	166.50	130.60	150.31
FTSE NAREIT Equity Index	100.00	121.07	107.12	148.87	108.64	118.37
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase our outstanding common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.
During the year ended December 31, 2023, 10,414,262 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.74 per share for an aggregate purchase price of $132.7 million. During the year ended December 31, 2022, 1,912,794 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2021. As of December 31, 2023, the Company had approximately $133.7 million remaining under its share repurchase authorization.
The following table sets forth information regarding the Company's repurchases of shares of its common stock pursuant to its Repurchase Program during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
October 1 to October 31, 2023	849,762	$11.77	849,762	$72,722
November 1 to November 30, 2023	700,602	$11.93	700,602	$164,367
December 1 to December 31, 2023	2,347,413	$13.05	2,347,413	$133,735
Total	3,897,777	$12.57	3,897,777

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
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of December 31, 2023, we owned 32 hotels and resorts, comprising 9,514 rooms across 14 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton, The Kessler Collection and Davidson.
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
Market Outlook
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an annual rate of approximately 2.5% during 2023, according to the U.S. Department of Commerce, in comparison to an increase of approximately 1.9% during 2022. The increase in GDP during the year ended December 31, 2023 reflected increases in consumer spending, nonresidential fixed investment, state and local government spending, exports, and federal government spending as well a decrease in imports that were partially offset by decreases in residential fixed investment and inventory investment. During the fourth quarter of 2023, GDP increased at an annual rate of 3.3%, representing a decrease from the annual rate of 4.9% in the third quarter of 2023. The increase during the fourth quarter of 2023 reflected increases in consumer spending, exports, state and local government spending, federal government spending, private inventory investment, and residential and nonresidential fixed investment that were partially offset by an increase in imports. In addition, the unemployment rate decreased slightly to 3.7% in December 2023 compared to 3.8% in September 2023 and increased from 3.6% in June 2023.
As operating results continued to gain strength following the COVID-19 pandemic, overall industry lodging demand increased 1.1% and new hotel supply increased by 0.5% during the year ended December 31, 2023 compared to 2022. The increase in demand led to an increase in industry RevPAR of 4.9% for the year ended December 31, 2023 compared to 2022, which was driven by an increase in occupancy of 0.6% coupled with a 4.3% increase in ADR. All U.S. data for the year ended December 31, 2023 are per industry reports.

Significant Events
The following significant events occurred during the year ended December 31, 2023:
•In January 2023, the Company entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit, a $125 million term loan and a $100 million delayed draw term loan and used the proceeds to pay off the $125 million corporate credit facility term loan as well as the $99.5 million outstanding mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center.
•In January 2023, the Company amended the mortgage loan collateralized by Andaz Napa to update the variable index from one-month LIBOR to Term SOFR, increase the credit spread, increase the principal amount to $55 million and extend the maturity date through January 2028.
•During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.
•During the year ended December 31, 2023, 10,414,262 shares were repurchased at a weighted-average price of $12.74 per share for an aggregate purchase price of $132.7 million.
•We invested approximately $120.9 million in portfolio improvements, which we believe will drive positive performance at these properties in the future. In June 2023, we commenced the transformative renovation and upbranding of the 491-room Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch to a Grand Hyatt with completion of all phases expected by the end of 2024. Upon completion, the property will have five additional keys, or 496 rooms.
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
•Other direct expenses - These expenses primarily include labor and other costs associated with other revenues, such as parking and other guest services.
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
•General and administrative expenses - These expenses primarily consist of compensation expense for our corporate staff and personnel supporting our business (including non-cash stock compensation expense), office administrative and related expenses, legal and professional fees, and other corporate costs.
•Gain on business interruption insurance - These gains consist of insurance settlements for lost income that was covered per the terms of our respective insurance policies, which was in excess of insurance deductibles.
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
Investment in Hotel Properties
Investments in hotel properties, including land and land improvements, buildings and building improvements, furniture, fixtures and equipment, and identifiable intangible assets and liabilities, will generally be accounted for as asset acquisitions. The determination of whether or not an acquisition qualifies as an asset acquisition or business combination is an area that requires management's use of judgment in evaluating the criteria of the screen test.
Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition, which includes direct acquisition-related costs. Identifiable assets include land, land improvements, building and building improvements, furniture, fixtures and equipment, inventory and identifiable intangible assets or liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements assumed in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. The allocation of the purchase price to elements of our acquired hotel properties is an area that requires judgment and significant estimates. Therefore, the amounts allocated to acquired assets and liabilities could be materially different than if that transaction had occurred on a different date or in a different location. At times estimates are determined based on limited data for comparable market transactions, such as discount rates used in the market or income valuation approach, or the purchase involves land or a ground lease in a niche market. This could materially impact the allocation to identifiable assets and the related amortization and depreciation over future periods if the value was assigned to another identifiable asset acquired.
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
If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

Results of Operations
Operating Results Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 4.1% to $169.46 for the year ended December 31, 2023, compared to $162.75 for the year ended December 31, 2022. The increase in our total portfolio RevPAR for the year ended December 31, 2023 compared to the same period in 2022 was driven by increases in both occupancy and ADR.
Net income decreased 65.5% for the year ended December 31, 2023 compared to 2022, which was primarily attributed to:
•no gain or loss on the sale of investment properties in 2023 compared to a $27.3 million gain on the sale of investment properties in 2022;
•a $7.0 million reduction in operating income;
•a $5.5 million reduction in hotel operating income attributed to the three hotels sold in 2022;
•a $3.0 million increase in corporate general and administrative expenses;
•a $2.3 million increase in interest expense;
•a $2.3 million reduction in business interruption proceeds;
•a $0.9 million increase in loss on extinguishment of debt; and
•a $0.5 million increase in other operating expenses.
These decreases were offset by:
•a $5.7 million increase in other income primarily due to an increase in interest income;
•a $2.6 million increase in hotel operating income attributed to the acquisition of W Nashville;
•a $1.3 million reduction in impairment and other losses;
•a $0.8 million reduction in income tax expense; and
•a $0.6 million reduction in depreciation and amortization expense.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders decreased 2.0% and 4.0%, respectively, for the year ended December 31, 2023 compared to 2022. The decreases during the year ended December 31, 2023 were primarily attributable to a reduction in operating income primarily attributable to normalizing leisure demand and renovation disruption. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income (loss) attributable to common stock and unit holders.
Portfolio Composition
As of December 31, 2023 and 2022, the Company owned 32 lodging properties with a total of 9,514 and 9,508 rooms, respectively. As of December 31, 2021, the Company owned 34 lodging properties with a total of 9,659 rooms.

The following represents the disposition details for the properties sold in the years ended December 31, 2022 and 2021 (in thousands, except number of rooms):

Property	Date	No. of Rooms	Gross Sale Price
Kimpton Hotel Monaco Chicago	01/2022	191	$36,000
Bohemian Hotel Celebration, Autograph Collection	10/2022	115	$27,750
Kimpton Hotel Monaco Denver	12/2022	189	$69,750
Total for the year ended December 31, 2022		495	$133,500

Marriott Charleston Town Center	11/2021	352	$5,000
Total for the year ended December 31, 2021		352	$5,000
No hotels were sold during the year ended December 31, 2023.
The following represents our acquisitions activity for the year ended December 31, 2022 (in thousands, except number of rooms):

Property	Location	Date	No. of Rooms	Net Purchase Price
W Nashville	Nashville, TN	03/2022	346	$328,500
No hotels were acquired during the years ended December 31, 2023 and 2021.
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
Number of properties at January 1	32	34	(2)
Properties acquired	—	1	(1)
Properties disposed	—	(3)	(3)
Number of properties at December 31	32	32	—
Number of rooms at January 1	9,508	9,659	(151)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	6	346	(340)
Rooms in properties disposed or combined during property improvements(2)	—	(497)	497
Number of rooms at December 31	9,514	9,508	6

Portfolio Statistics:
Occupancy(3)	65.1%	62.9%	220 bps
ADR(3)	$260.40	$258.76	0.6%
RevPAR(3)	$169.46	$162.75	4.1%
Hotel operating income (in thousands)(4)	$321,673	$325,332	(1.1)%
(1)     During the year ended December 31, 2023, we added three newly created rooms at both The Ritz-Carlton, Denver and Marriott Woodlands Waterway Hotel & Convention Center. During the year ended December 31, 2022, we acquired the 346-room W Nashville.
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

Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change
Revenues:
Rooms revenues	$588,278	$576,279	$11,999	2.1%
Food and beverage revenues	354,114	337,792	16,322	4.8%
Other revenues	83,051	83,536	(485)	(0.6)%
Total revenues	$1,025,443	$997,607	$27,836	2.8%
Rooms revenues
Rooms revenues increased by $12.0 million, or 2.1%, to $588.3 million for the year ended December 31, 2023 from $576.3 million for the year ended December 31, 2022 driven by strong RevPAR growth in both business transient and group demand and robust leisure transient demand in the first quarter, along with transaction activity including:
•$14.4 million decrease attributed to sale of Kimpton Hotel Monaco Chicago in January 2022, Bohemian Hotel Celebration, Autograph Collection in October 2022 and Kimpton Hotel Monaco Denver in December 2022 (collectively, "the three hotels sold in 2022"), and
•$7.0 million increase attributed to the acquisition of W Nashville in March 2022.
Leisure transient demand declined somewhat as it began to normalize following higher than normal leisure demand during the recovery from COVID-19.
Rooms revenues increased $19.3 million, or 3.6%, for our comparable hotels, which was attributed to a 3.6% increase in RevPAR in 2023 compared to 2022, driven by an increase in occupancy of 230 basis points aided by easier comparable performance to 2022, particularly in January and February which were impacted by the Omicron variant. For our comparable hotels, ADR was flat in 2023 compared to 2022.
Food and beverage revenues
Food and beverage revenues increased by $16.3 million, or 4.8%, to $354.1 million for the year ended December 31, 2023 from $337.8 million for the year ended December 31, 2022 primarily due to significant growth in business transient and group demand, along with transaction activity including:
•$6.7 million decrease attributed to the three hotels sold in 2022, and
•$4.0 million increase attributed to the acquisition of W Nashville in March 2022.
Food and beverage revenues increased $19.1 million, or 6.1%, for our comparable hotels.
Other revenues
Other revenues decreased by $0.5 million, or 0.6%, to $83.1 million for the year ended December 31, 2023 from $83.5 million for the year ended December 31, 2022. This decrease was attributed to a $4.4 million reduction in other revenues from cancellations and attrition for comparable hotels as well as a reduction of $1.3 million attributed to the three hotels sold in 2022. This decrease was partially offset by a $4.5 million increase in other revenues, excluding revenues from cancellations and attrition, for our comparable properties as well as a $0.6 million increase attributed to the acquisition of W Nashville in March 2022.

Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change
Hotel operating expenses:
Rooms expenses	$145,274	$137,589	$7,685	5.6%
Food and beverage expenses	235,961	224,391	11,570	5.2%
Other direct expenses	23,467	23,847	(380)	(1.6)%
Other indirect expenses	263,833	249,992	13,841	5.5%
Management and franchise fees	35,235	36,456	(1,221)	(3.3)%
Total hotel operating expenses	$703,770	$672,275	$31,495	4.7%
Total hotel operating expenses
Generally, hotel operating costs fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs which have increased during the last year. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the services and amenities provided to guests.
Total hotel operating expenses increased $31.5 million, or 4.7%, to $703.8 million for the year ended December 31, 2023 from $672.3 million for the year ended December 31, 2022, primarily due to the increase in total revenues along with increased staffing and higher costs of labor in 2023 compared to 2022, along with transaction activity including:
•$16.0 million decrease attributed to the three hotels sold in 2022, and
•$8.7 million increase attributed to the acquisition of W Nashville in March 2022.
Hotel operating expenses increased $38.8 million, or 6.2%, on a 4.1% increase in total revenues for our comparable hotels.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change
Depreciation and amortization	$132,023	$132,648	$(625)	(0.5)%
Real estate taxes, personal property taxes and insurance	50,491	44,388	6,103	13.7%
Ground lease expense	3,016	2,793	223	8.0%
General and administrative expenses	37,219	34,250	2,969	8.7%
Gain on business interruption insurance	(218)	(2,487)	2,269	91.2%
Other operating expenses	1,530	1,070	460	43.0%
Impairment and other losses	—	1,278	(1,278)	(100.0)%
Total corporate and other expenses	$224,061	$213,940	$10,121	4.7%
Depreciation and amortization
Depreciation and amortization expense decreased $0.6 million, or 0.5%, to $132.0 million for the year ended December 31, 2023 from $132.6 million for the year ended December 31, 2022. This decrease was primarily attributed a reduction of $2.7 million in depreciation and amortization expense related to the three hotels sold in 2022 as well as the timing of new assets being placed in service and fully depreciated assets during the comparable periods. These decreases were partially offset by an increase attributed to the acquisition of W Nashville in March 2022.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expenses increased $6.1 million, or 13.7%, to $50.5 million for the year ended December 31, 2023 from $44.4 million for the year ended December 31, 2022. This increase was primarily attributed to a

$3.4 million increase in insurance premiums, a $3.2 million increase in real estate taxes and an increase of $0.4 million attributed to the acquisition of W Nashville in March 2022. These increases were partially offset by a $0.9 million reduction in real estate taxes, personal property taxes and insurance related to the three hotels sold in 2022.
Ground lease expense
Ground lease expense increased $0.2 million, or 8.0%, to $3.0 million for the year ended December 31, 2023 from $2.8 million for the year ended December 31, 2022, which was primarily attributable to an increase in percentage rent in 2023, which is based on revenues at certain hotels with ground leases, compared to 2022.
General and administrative expenses
General and administrative expenses increased $3.0 million, or 8.7%, to $37.2 million for the year ended December 31, 2023 from $34.3 million for the year ended December 31, 2022. This increase is primarily due to the write off of $1.2 million of accumulated offering costs associated with the prior ATM program offering which expired in August 2023 as well as increased employee related costs.
Gain on business interruption insurance
Gain on business interruption insurance was $0.2 million for the year ended December 31, 2023, which was attributed to insurance proceeds for a portion of lost income associated with cancellations at Fairmont Pittsburgh due to power outages during certain portions of December 2022 and January 2023. Gain on business interruption insurance was $2.5 million for the year ended December 31, 2022, which was attributed to $1.5 million in insurance proceeds for a portion of lost income associated with cancellations at Loews New Orleans Hotel due to the impact of Hurricane Ida in August 2021 as well as $1.0 million in proceeds for lost income associated with cancellations for properties in Texas due to the impact of the Texas winter storms in February 2021.
Other operating expenses
Other operating expenses increased $0.5 million, or 43.0%, to $1.5 million for the year ended December 31, 2023 from $1.1 million for the year ended December 31, 2022. This increase was primarily attributable to state franchise taxes.
Impairment and other losses
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the year ended December 31, 2022, the Company expensed hurricane-related repair and cleanup costs of $1.3 million.
Refer to the accompanying Notes to the consolidated financial statements included herein for further discussion.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	Change	% Change
Non-operating income and expenses:
Gain (loss) on sale of investment properties	$—	$27,286	$(27,286)	(100.0)%
Other income (loss)	9,895	4,178	5,717	136.8%
Interest expense	(84,997)	(82,727)	2,270	2.7%
Loss on extinguishment of debt	(1,189)	(294)	895	304.4%
Income tax expense	(1,447)	(2,205)	(758)	(34.4)%
Gain (loss) on sale of investment properties
The gain on sale of investment properties for the year ended December 31, 2022 was attributed to the disposition of Bohemian Hotel Celebration, Autograph Collection in October 2022 and Kimpton Hotel Monaco Denver in December 2022. The sale of Kimpton Hotel Monaco Chicago in January 2022 did not result in a gain or loss after previously recording an impairment during the year ended December 31, 2021.
Other income (loss)
Other income increased $5.7 million, or 136.8%, to $9.9 million for the year ended December 31, 2023 from $4.2 million for the year ended December 31, 2022. Interest income increased $6.8 million to $9.0 million for the year ended December 31, 2023 from $2.2 million for the year ended December 31, 2022 primarily attributed to higher interest rates. In addition, during the year ended December 31, 2023, we recognized a $1.1 million lease termination fee, a gain on insurance recovery of $0.5 million associated with hurricane-related damage sustained at Loews New Orleans Hotel and $0.5 million of interest related to federal tax refunds which was partially offset by loan issuance costs. Other income for the year ended December 31, 2022 was primarily attributable a $3.6 million gain on insurance recovery associated with hurricane-related damage at Loews New Orleans Hotel which was partially offset by costs associated with the termination of two interest rate swaps.
Interest expense
Interest expense increased $2.3 million, or 2.7%, to $85.0 million for the year ended December 31, 2023 from $82.7 million for the year ended December 31, 2022. The increase was primarily due to higher average outstanding corporate credit facility term loan debt coupled with rising interest rates on variable rate debt. This increase was partially offset by the impact of interest rate swaps entered into during the second quarter of 2023, reduced interest resulting from the repurchase and retirement of $35.3 million aggregate principal of 6.375% 2020 Senior Notes due 2025 and capitalized interest of $0.9 million in the second half of 2023. Refer to Note 6 in the consolidated financial statements included herein for further discussion.
Loss on extinguishment of debt
The loss on extinguishment of debt of $1.2 million for year ended December 31, 2023 was primarily attributable to the write-off of certain unamortized debt issuance costs associated with the prior revolving credit facility, which was refinanced with the revolving line of credit in January 2023, as well as the early repayments of the corporate credit facility term loan that was due to mature in September 2024 and one mortgage loan. The loss on extinguishment of debt of $0.3 million for the year ended December 31, 2022 was attributable to the write-off of unamortized debt issuance costs upon the early repayment of one mortgage loan.
Income tax expense
Income tax expense decreased $0.8 million, or 34.4%, to $1.4 million for the year ended December 31, 2023 from $2.2 million for the year ended December 31, 2022. The decrease from the prior year was primarily attributed to a reduction in federal and state income tax expense related to a net operating loss generated by the TRS partially offset by an increase in state margins taxes levied on gross receipts.
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
This information is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023, and is incorporated herein by reference.
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
EBITDA, EBITDAre and Adjusted EBITDAre
EBITDA is a commonly used measure of performance in many industries and is defined as net income or loss (calculated in accordance with GAAP) excluding interest expense, provision for income taxes (including income taxes applicable to sale of assets) and depreciation and amortization. We consider EBITDA useful to an investor regarding our results of operations, in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results, even though EBITDA does not represent an amount that accrues directly to common stockholders. In addition, EBITDA is used as one measure in determining the value of hotel acquisitions and dispositions and along with FFO and Adjusted FFO is used by management in the annual budget process for compensation programs.
We then calculate EBITDAre in accordance with standards established by the National Association of Real Estate Investment Trusts ("Nareit"). Nareit defines EBITDAre as EBITDA plus or minus losses and gains on the disposition of depreciated property, including gains or losses on change of control, plus impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates.

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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$19,874	$57,630	$(146,615)
Adjustments:
Interest expense	84,997	82,727	81,285
Income tax expense	1,447	2,205	718
Depreciation and amortization	132,023	132,648	129,393
EBITDA	$238,341	$275,210	$64,781
Impairment of investment properties(1)	—	—	28,899
(Gain) loss on sale of investment properties	—	(27,286)	75
EBITDAre	$238,341	$247,924	$93,755
Depreciation and amortization related to corporate assets	(348)	(444)	(409)
Gain on insurance recoveries(2)	(535)	(3,550)	—
Loss on extinguishment of debt	1,189	294	1,356
Terminated transaction costs	—	—	1
Amortization of share-based compensation expense	13,168	11,411	11,615
Non-cash ground rent and straight-line rent expense	(75)	44	118
Other non-recurring expenses(3)	—	1,309	1,622
Adjusted EBITDAre attributable to common stock and unit holders	$251,740	$256,988	$108,058
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
(2)    During the years ended December 31, 2023 and 2022, we recorded $0.5 million and $3.6 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income (loss) on the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
(3)    During the year ended December 31, 2022, we recorded hurricane-related repair and cleanup costs of $1.3 million. During the year ended December 31, 2021, we recorded estimated hurricane-related repair and cleanup costs of $1.1 million related to the damage sustained at Loews New Orleans Hotel during Hurricane Ida. Additionally, during the year ended December 31, 2021, we recorded Texas winter storm-related repair and cleanup costs of $0.4 million at two hotels.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$19,874	$57,630	$(146,615)
Adjustments:
Depreciation and amortization related to investment properties	131,675	132,204	128,984
Impairment of investment properties(1)	—	—	28,899
(Gain) loss on sale of investment property	—	(27,286)	75
FFO attributable to common stock and unit holders	$151,549	$162,548	$11,343
Reconciliation to Adjusted FFO
Gain on insurance recoveries(2)	(535)	(3,550)	—
Loss on extinguishment of debt	1,189	294	1,356
Terminated transaction costs	—	—	1
Loan related costs, net of adjustment related to non-controlling interests(3)	4,915	5,260	5,952
Amortization of share-based compensation expense	13,168	11,411	11,615
Non-cash ground rent and straight-line rent expense	(75)	44	118
Other non-recurring expenses(4)	—	1,309	1,622
Adjusted FFO attributable to common stock and unit holders	$170,211	$177,316	$32,007
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
(2)    During the years ended December 31, 2023 and 2022, we recorded $0.5 million and $3.6 million, respectively, of insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida in August 2021. These gains on insurance recovery are included in other income (loss) on the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
(3)    Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(4)    During the year ended December 31, 2022, we recorded hurricane-related repair and cleanup costs of $1.3 million. During the year ended December 31, 2021, we recorded estimated hurricane-related repair and cleanup costs of $1.1 million related to the damage sustained at Loews New Orleans Hotel during Hurricane Ida. Additionally, during the year ended December 31, 2021, we recorded Texas winter storm-related repair and cleanup costs of $0.4 million at two hotels.
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
We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and comprehensive income (loss), include interest expense, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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
Liquidity
As of December 31, 2023, we had $164.7 million of consolidated cash and cash equivalents and $58.4 million of restricted cash and escrows. The restricted cash as of December 31, 2023 primarily consisted of $49.7 million related to FF&E reserves as required per the terms of our management and franchise agreements, $7.1 million in deposits made for capital projects and cash held in restricted escrows of $1.5 million primarily for real estate taxes and mortgage escrows.
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “revolving line of credit”), a $125 million initial term loan (the "2023 Initial Term Loan") and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (the “2023 Credit Agreement”). The revolving line of credit and the 2023 Initial Term Loan refinanced in full the then existing corporate credit facilities outstanding under the prior agreement, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the Company's prior credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future revolving line of credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The revolving line of credit matures in January 2027 and can be extended up to an additional year. The interest rate on the revolving line of credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10-basis point credit spread adjustment and a zero basis point floor. The 2023 Term Loans mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the revolving line of credit.
As of December 31, 2023, there was no outstanding balance on our revolving line of credit and the full $450 million was available to be borrowed.
In August 2023, the then existing registration statement registering shares to be sold pursuant to our ATM program expired and as a result, the Company filed a new registration statement. No shares were sold under the ATM Agreement during the year ended December 31, 2023. As of December 31, 2023, $200 million of common stock remained available for sale under the ATM Agreement.
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

We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving credit facility, and access to the capital markets, including pursuant to our ATM program, will be adequate to meet all of our funding requirements and capital deployment objectives both in the short-term and long-term.

Debt and Loan Covenants
As of December 31, 2023, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.47%. Our weighted-average debt maturity as of December 31, 2023 was 3.2 years for our mortgage loans, 3.3 years for our corporate credit facility term loans, the Senior Notes, and revolving line of credit and 3.3 years for all debt.
Debt as of December 31, 2023 and December 31, 2022 consisted of the following (dollars in thousands):

	Rate Type		Rate(1)		Maturity Date	December 31, 2023	December 31, 2022
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed	(2)	—%		8/14/2024	$—	$99,590
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026	54,522	55,685
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027	108,111	110,153
Andaz Napa	Fixed	(3)	5.72%		1/19/2028	55,000	54,560
Total Mortgage Loans			4.88%	(4)		$217,633	$319,988
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Variable	(5)	—%		9/13/2024	—	125,000
2023 Initial Term Loan	Fixed	(5)	5.50%		3/1/2026	$125,000	—
2023 Delayed Draw Term Loan	Fixed	(5)	5.50%		3/1/2026	$100,000	—
Revolving Credit Facility	Variable	(6)	—%		2/28/2024	$—	—
Revolving Line of Credit (2023)	Variable	(6)	7.11%		1/11/2027	$—	—
Total Corporate Credit Facilities						$225,000	$125,000
2020 Senior Notes $500M(7)	Fixed		6.38%		8/15/2025	464,747	500,000
2021 Senior Notes $500M	Fixed		4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net(8)						(12,474)	(15,883)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.47%	(4)		$1,394,906	$1,429,105
(1)The rates shown represent the annual interest rates as of December 31, 2023. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below.
(2)This mortgage loan was repaid in full in January 2023.
(3)In January 2023, the Company amended this mortgage loan to update the variable index from one-month LIBOR to Term SOFR, increase the credit spread, increase the principal amount to $55 million and extend the maturity date through January 2028. Term SOFR has been fixed with interest rate swaps through January 1, 2027.
(4)Represents the weighted-average interest rate as of December 31, 2023.
(5)In January 2023, the then existing corporate credit facility term loan was refinanced with a new $125 million initial term loan and, effective as of January 10, 2023, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described below. On January 17, 2023, an additional $100 million delayed draw term loan was borrowed and, effective as of such date, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described below. Term SOFR has been fixed with interest rate swaps on both the 2023 Initial Term Loan and the 2023 Delayed Draw Term Loan through mid-February 2025.
(6)The prior revolving credit facility was refinanced with a new $450 million revolving line of credit in January 2023 and, effective as of January 10, 2023, the spread to Term SOFR varies based on the Company’s leverage ratio, as further described below.
(7)During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.
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

Corporate Credit Facilities
As of December 31, 2023, there was no outstanding balance on the revolving line of credit. During the years ended December 31, 2023, 2022 and 2021, the Company incurred unused commitment fees of approximately $1.4 million each year. During the years ended December 31, 2023 and 2022, the Company did not incur interest expense on the revolving line of credit. During the year ended December 31, 2021, the Company incurred interest expense of $1.9 million.
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “revolving line of credit”), a $125 million initial term loan (the "2023 Initial Term Loan) and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (the “2023 Credit Agreement”). The revolving line of credit and the 2023 Initial Term Loan refinanced in full the then existing corporate credit facilities, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the Company's prior corporate credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future revolving line of credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The revolving line of credit matures in January 2027 and can be extended up to an additional year. The interest rate on the revolving line of credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10 basis point credit spread adjustment and a zero basis point floor. The 2023 Term Loans mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the revolving line of credit.
Senior Notes
We issued $500 million of 6.375% Senior Notes (the "2020 Senior Notes") during the year ended December 31, 2020. In May 2021, we issued $500 million of 4.875% Senior Notes due in 2029 (the "2021 Senior Notes" and together with the 2020 Senior Notes, the "Senior Notes").
The indentures governing the Senior Notes contain customary covenants that limit our ability and, in certain circumstances, the ability of our subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures. In connection with entry into the 2023 Credit Agreement and the refinancing of the obligations under the prior corporate credit facilities, the collateral securing the Senior Notes was released in full. On and after January 10, 2023, the Senior Notes constituted unsecured obligations.
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
During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.
Debt Covenants
As of December 31, 2023, we were not in compliance with a debt covenant on one mortgage loan due to disruption from a significant renovation taking place during the prior trailing 12 months. This did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the collateralized property into a separate bank account that the lender controls and that may be used to reduce the amount of the outstanding loan balance. The lender has agreed to waive this covenant until March 31, 2024. As of December 31, 2023, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the revolving line of credit, corporate credit facility term loans, remaining mortgage loans or Senior Notes.

Derivatives
We continuously monitor and evaluate the level of floating rate debt exposure that we have and will continue to use interest rate hedges to limit it as we determine appropriate. See "Part II-Item. 7 Management's Discussion of Financial Condition and Results of Operations - Derivative Instruments" for more information related to our hedging policy and transaction activity.
Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. In August 2023, the existing registration statement expired and as a result, the Company wrote off accumulated offering costs of $1.2 million and filed a new registration statement. No shares were sold under the ATM Agreement during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, we had $200 million available for sale under the ATM Agreement.
The Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase our common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. This Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares.
During the year ended December 31, 2023, 10,414,262 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.74 per share for an aggregate purchase price of $132.7 million. During the year ended December 31, 2022, 1,912,794 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2021. As of December 31, 2023, the Company had approximately $133.7 million remaining under its share repurchase authorization.
Off-Balance Sheet Arrangements

As of December 31, 2023, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts at December 31, 2023 totaled $67.8 million.
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
As of December 31, 2023 and 2022, we had a total of $49.7 million and $46.3 million, respectively, of FF&E reserves. During the year ended December 31, 2023 and 2022, we made total capital expenditures of $120.9 million and $70.4 million, respectively.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowings under debt financings including draws on our revolving line of credit and from various types of equity offerings or the sale of our hotels. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
The table below presents summary cash flow information for the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$198,065	$187,129
Net cash used in investing activities	(118,752)	(265,393)
Net cash used in financing activities	(222,148)	(110,057)
Net decrease in cash and cash equivalents and restricted cash	$(142,835)	$(188,321)
Cash and cash equivalents and restricted cash, at beginning of year	365,910	554,231
Cash and cash equivalents and restricted cash, at end of year	$223,075	$365,910
Operating
•Cash provided by operating activities was $198.1 million and $187.1 million for the years ended December 31, 2023 and 2022, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net increase to cash provided by operating activities during the year ended December 31, 2023 was primarily due to the timing of working capital transactions including the receipt of $17.4 million in federal tax refunds related to prior year net operating loss carrybacks. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2023 and 2022.
Investing
•Cash used in investing activities was $118.8 million and $265.4 million for the years ended December 31, 2023 and 2022, respectively. Cash used in investing activities for the year ended December 31, 2023 was attributed to $120.9 million in capital improvements at our hotel properties, which was partially offset by $1.6 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis and $0.5 million of proceeds from property insurance. Cash used in investing activities for the year ended December 31, 2022 was attributed to $328.5 million for the acquisition of W Nashville and $70.4 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $127.1 million from the dispositions of Kimpton Hotel Monaco Chicago, Bohemian Hotel Celebration, Autograph Collection and Kimpton Hotel Monaco Denver, $4.0 million of proceeds from property insurance and $2.3 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $222.1 million and $110.1 million for the years ended December 31, 2023 and 2022, respectively. Cash used in financing activities for the year ended December 31, 2023 was attributed to (i) the repurchase of common stock totaling $132.7 million, (ii) the repayment of the prior corporate credit facility term loan maturing in 2024 totaling $125.0 million, (iii) the repayment of mortgage debt totaling $99.5 million, (iv) the payment of $44.6 million in dividends, (v) the expenditure of $34.9 million for the repurchase and retirement of $35.3 million aggregate principal of 6.375% 2020 Senior Notes, (vi) the payment of loan fees and issuance costs of $5.6 million, (vii) principal payments of mortgage debt totaling $3.3 million, (viii) the redemption of Operating Partnership Units for common stock and cash of $1.4 million and (ix) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million, which was partially offset (y) by proceeds from the 2023 Term Loans totaling $225.0 million and (z) proceeds from the amendment of one mortgage loan of $0.4 million. Cash used in financing activities for the year ended December 31, 2022 was attributed to the repayment of mortgage debt totaling $65.0 million, the repurchase of common stock totaling $28.2 million, the payment of $11.7 million in dividends, principal payments of mortgage debt totaling $4.6 million and shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk in accordance with the criteria of the hedging policy approved by our Board of Directors. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. We anticipate that our interest rate hedges will be highly effective because the terms of the derivative instruments closely match the terms of the related hedged debt agreements. As such, periodic changes in the fair value of these derivatives are expected to be reflected in other comprehensive income (loss) in our consolidated financial statements. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes this credit risk by transacting with well-known creditworthy financial institutions.
Our ability to apply hedge accounting in the future could be impacted to the extent that the payment terms of our loans change. The discontinuation of hedge accounting could result in future changes in the fair market values of hedges and/or a portion or all of the $2.4 million balance of accumulated other comprehensive income as of December 31, 2023 to be recognized on the consolidated statements of operations and comprehensive income (loss) through net income (loss). Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
As of December 31, 2023, we had six interest rate swaps with an aggregate notional amount of $280.0 million. These swaps fix the variable interest rate on one mortgage loan to daily SOFR through the end of 2026 and fix the variable interest rate on the 2023 Term Loans to one-month SOFR through the middle of the first quarter of 2025. The 2023 Term Loans spread may vary, as it is determined by our leverage ratio.
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
Subsequent Events
In January 2024, we repurchased a total of 463,707 shares of common stock in open market purchases in accordance with Rule 10b-18 of the Exchange Act at a weighted-average price of $13.51 per share for total consideration of approximately $6.3 million pursuant to a trading plan intended to comply with Rule 10b5-1 of the Exchange Act.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying consolidated financial statements included herein this Annual Report for additional information related to recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2023, all of our variable rate debt was fixed by interest rate swaps and, as a result, an increase or decrease of 1% in market interest rates would not have an impact on our interest expense, future earnings or cash flows through the date of the earliest maturity of our interest rate hedges, which is mid-February 2025. If market rates of interest on all of the variable rate debt as of December 31, 2022 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $2.8 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swap agreements to hedge interest rate risk. Refer to Note 6 in the consolidated financial statements included herein this Annual Report for our mortgage debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 7 in the consolidated financial statements included herein this Annual Report for more information on our interest rate swap derivatives.
We may continue to use derivative instruments to hedge exposure to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. We maintain credit policies with regard to our counterparties that we believe reduce overall credit risk. These policies include evaluating and monitoring our counterparties' financial condition, including their credit ratings, and entering into agreements with counterparties based on established credit limit policies. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2023, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$3,355	$469,178	$55,381	$101,386	$—	$500,000	$1,129,300	$1,094,684
Variable rate debt	—	—	225,000	1,002	52,078	—	278,080	271,000
Total	$3,355	$469,178	$280,381	$102,388	$52,078	$500,000	$1,407,380	$1,365,684
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.59%	6.36%	4.56%	4.63%	—%	4.88%	5.45%	5.75%
Variable rate debt	—%	—%	5.50%	5.72%	5.72%	—%	5.54%	7.44%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs of $12.5 million as of December 31, 2023.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of December 31, 2023.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure on Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of Principal Executive Officer and our Principal Financial Officer has evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2023, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Severance Agreement Amendments
In connection with the Compensation Committee’s 2024 annual review of the Company’s executive compensation program, the Compensation Committee undertook a review of the Company’s severance agreements with its named executive officers, including Messrs. Marcel Verbaas (Chief Executive Officer), Barry Bloom (President and Chief Operating Officer), Atish Shah (EVP and Chief Financial Officer), Taylor Kessel (SVP and General Counsel) and Joseph Johnson (SVP and Chief Accounting Officer) (the “executives”). The Compensation Committee’s review included an assessment of current market practices, recent changes in law and current regulatory trends with respect to the commercial terms of the severance agreements and the enforceability of the restrictive covenants contained in the agreements.
Following this review, on February 26, 2024, the Compensation Committee approved, and the Company entered into, an amendment to each executive’s severance agreement which (i) updates the severance agreement to reflect the executive’s current title and reporting relationship (as applicable), (ii) modifies the executive’s non-competition and other restrictive covenants in a manner intended to increase the likelihood of the enforceability of such covenants and comply with changes in applicable law, (iii) provides that in the event of a termination of the executive’s employment by the Company without cause or by the executive for good reason in connection with a change in control of the Company, in addition to the severance benefits currently contemplated by the severance agreement, the executive will also be entitled to receive a pro rata portion of the executive’s target bonus for the partial year in which the termination occurs, and (iv) clarifies that the executive’s existing “good reason” trigger for a material diminution in the executive’s authority, duties or responsibilities includes any such diminution resulting from the Company ceasing to be a public company following a change in control of the Company.

The foregoing description of the amendments to the severance agreements is not complete and is subject to and qualified in its entirety by the terms of the form of the amendment to the severance agreements, a copy of which is filed as Exhibit 10.23 to this Annual Report on Form 10-K for the year ending December 31, 2023.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
The following information with respect to our Board of Directors and executive officers is presented as of February 27, 2024:

Name	Age	Position at Xenia	Principal Employment
Marcel Verbaas	54	Chair and Chief Executive Officer	Xenia Hotels & Resorts, Inc.
Barry A.N. Bloom	59	President and Chief Operating Officer	Xenia Hotels & Resorts Inc.
Atish Shah	50	Executive Vice President, Chief Financial Officer and Treasurer	Xenia Hotels & Resorts Inc.
Taylor C. Kessel	45	Senior Vice President, General Counsel and Secretary	Xenia Hotels & Resorts Inc.
Joseph T. Johnson	49	Senior Vice President and Chief Accounting Officer	Xenia Hotels & Resorts Inc.
Dennis D. Oklak	70	Lead Director	Formerly Duke Realty Corporation
Keith E. Bass	59	Director	Mattamy Homes US
Thomas M. Gartland	66	Director	Montway Auto Transport
Beverly K. Goulet	69	Director	Formerly American Airlines Group, Inc.
Arlene Isaacs-Lowe	64	Director	Formerly Moody's Corporation
Mary Elizabeth McCormick	66	Director	Formerly Center for Real Estate, The Fischer School of Business, The Ohio State University
Terrence Moorehead	61	Director	Nature's Sunshine Products, Inc.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed as a part of this Annual Report on Form 10-K:
1)Financial Statements.
Report of Independent Registered Public Accounting Firm
The consolidated financial statements of the Company are set forth under "Part II-Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
2)Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-39 through F-42:
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

3.5	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

4.1	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on March 2, 2023)

4.2	Indenture, dated August 18, 2020, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.3	Form of 6.375% Senior Secured Note due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on August 18, 2020)

4.4	Indenture, dated May 27, 2021, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.5	Form of 4.875% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of XHR LP dated October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on October 31, 2019)

10.3	Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among XHR LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 11, 2023)

10.4	Parent Guaranty, dated as of January 10, 2023, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-36594) filed on January 11, 2023)

10.5+	Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.6+	First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.7+	Form of Class A Performance LTIP Unit Agreement (2017) (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.8+	Form of Time-Based LTIP Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.9+	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2016)

10.10	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.11+	Form of LTIP Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.12+	Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.13+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.14+	Xenia Hotels & Resorts, Inc. Retirement Policy dated as of February 18, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.15+	Form of Time-Based Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.16+	Form of Performance-Based Restricted Stock Unit Agreement (2020) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.17+	Form of Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.18+	Form of Class A Performance Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.19+	Form of Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on June 8, 2020)

10.20+	Second Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.21+	Third Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.22+	Fourth Amendment to Xenia Hotels & Resorts, Inc., XHR holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 17, 2023)

10.23+*	Form of First Amendment to Severance Agreement

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Xenia Hotels & Resorts, Inc. Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Chair and Chief Executive Officer
Date:	February 27, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Chair and Chief Executive Officer (principal executive officer)	February 27, 2024
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2024
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 27, 2024
Name:	Joseph T. Johnson

By:	/s/ DENNIS D. OKLAK	Lead Director	February 27, 2024
Name:	Dennis D. Oklak

By:	/s/ KEITH E. BASS	Director	February 27, 2024
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	February 27, 2024
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	February 27, 2024
Name:	Beverly K. Goulet

By:	/s/ ARLENE ISAACS-LOWE	Director	February 27, 2024
Name:	Arlene Isaacs-Lowe

By:	/s/ MARY ELIZABETH McCORMICK	Director	February 27, 2024
Name:	Mary Elizabeth McCormick

By:	/s/ TERRENCE MOOREHEAD	Director	February 27, 2024
Name:	Terrence Moorehead

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of the estimated hold periods for investments in hotel properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of hotel properties whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be fully recoverable. As of December 31, 2023, investments in hotel properties were $2.6 billion.
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
February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Xenia Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Orlando, Florida
February 27, 2024

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2023 and 2022
(Dollar amounts in thousands)

	December 31, 2023	December 31, 2022
Assets
Investment properties:
Land	$460,307	$460,536
Buildings and other improvements	3,097,711	3,086,785
Total	$3,558,018	$3,547,321
Less: accumulated depreciation	(963,052)	(945,786)
Net investment properties	$2,594,966	$2,601,535
Cash and cash equivalents	164,725	305,103
Restricted cash and escrows	58,350	60,807
Accounts and rents receivable, net of allowance for doubtful accounts	32,432	37,562
Intangible assets, net of accumulated amortization (Note 5)	4,898	5,060
Other assets	46,856	69,988
Total assets	$2,902,227	$3,080,055
Liabilities
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 6)	$1,394,906	$1,429,105
Accounts payable and accrued expenses	102,389	107,097
Distributions payable	10,788	11,455
Other liabilities	76,647	72,390
Total liabilities	$1,584,730	$1,620,047
Commitments and Contingencies (Note 13)
Stockholders' equity
Common stock, $0.01 par value, 500,000,000 shares authorized, 102,372,589 and 112,519,672 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,024	1,126
Additional paid in capital	1,934,775	2,063,273
Accumulated other comprehensive income	2,439	—
Accumulated distributions in excess of net earnings	(647,246)	(623,216)
Total Company stockholders' equity	$1,290,992	$1,441,183
Non-controlling interests	26,505	18,825
Total equity	$1,317,497	$1,460,008
Total liabilities and equity	$2,902,227	$3,080,055
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rooms revenues	$588,278	$576,279	$377,020
Food and beverage revenues	354,114	337,792	173,035
Other revenues	83,051	83,536	66,133
Total revenues	$1,025,443	$997,607	$616,188
Expenses:
Rooms expenses	145,274	137,589	93,538
Food and beverage expenses	235,961	224,391	125,233
Other direct expenses	23,467	23,847	18,258
Other indirect expenses	263,833	249,992	186,517
Management and franchise fees	35,235	36,456	22,501
Total hotel operating expenses	$703,770	$672,275	$446,047
Depreciation and amortization	132,023	132,648	129,393
Real estate taxes, personal property taxes and insurance	50,491	44,388	40,888
Ground lease expense	3,016	2,793	1,153
General and administrative expenses	37,219	34,250	30,564
Gain on business interruption insurance	(218)	(2,487)	(1,602)
Other operating expenses	1,530	1,070	213
Impairment and other losses	—	1,278	30,416
Total expenses	$927,831	$886,215	$677,072
Operating income (loss)	$97,612	$111,392	$(60,884)
Gain (loss) on sale of investment properties	—	27,286	(75)
Other income (loss)	9,895	4,178	(2,297)
Interest expense	(84,997)	(82,727)	(81,285)
Loss on extinguishment of debt	(1,189)	(294)	(1,356)
Net income (loss) before income taxes	$21,321	$59,835	$(145,897)
Income tax expense	(1,447)	(2,205)	(718)
Net income (loss)	$19,874	$57,630	$(146,615)
Net (income) loss attributable to non-controlling interests	$(732)	$(1,708)	$3,098
Net income (loss) attributable to common stockholders	$19,142	$55,922	$(143,517)

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss) - Continued
For the Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Basic and diluted earnings (loss) per share:
Net income (loss) per share available to common stockholders	$0.17	$0.49	$(1.26)
Weighted-average number of common shares (basic)	108,192,148	114,068,733	113,801,862
Weighted-average number of common shares (diluted)	108,412,485	114,418,177	113,801,862

Comprehensive Income (Loss):
Net income (loss)	$19,874	$57,630	$(146,615)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	5,220	2,932	2,991
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	(2,690)	1,600	7,597
	$22,404	$62,162	$(136,027)
Comprehensive income (loss) attributable to non-controlling interests:
Comprehensive (income) loss attributable to non-controlling interests	$(823)	$(2,151)	$2,846
Comprehensive income (loss) attributable to the Company	$21,581	$60,011	$(133,181)
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Distributions in Excess of Net Earnings	Non-controlling Interests of Operating Partnership	Total
Balance at December 31, 2020	113,755,513	$1,138	$2,080,364	$(14,425)	$(513,002)	$12,788	$1,566,863
Net income (loss)	—	—	—	—	(143,517)	(3,098)	(146,615)
Share-based compensation	205,806	2	3,399	—	58	8,834	12,293
Shares redeemed to satisfy tax withholding on vested share-based compensation	(54,514)	(1)	(959)	—	—	—	(960)
Redemption of Operating Partnership Units	399,922	4	7,589	—	—	(11,681)	(4,088)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	2,923	—	68	2,991
Reclassification adjustment for amounts recognized in net income (loss)	—	—	—	7,413	—	184	7,597
Balance at December 31, 2021	114,306,727	1,143	2,090,393	(4,089)	(656,461)	7,095	1,438,081
Net income (loss)	—	—	—	—	55,922	1,708	57,630
Repurchase of common shares, net	(1,912,794)	(19)	(28,181)	—	—	—	(28,200)
Dividends, common share / units ($0.20)	—	—	—	—	(22,677)	(407)	(23,084)
Share-based compensation	176,459	2	1,821	—	—	9,986	11,809
Shares redeemed to satisfy tax withholding on vested share-based compensation	(50,720)	—	(760)	—	—	—	(760)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	2,535	—	397	2,932
Reclassification adjustment for amounts recognized in net income (loss)	—	—	—	1,554	—	46	1,600
Balance at December 31, 2022	112,519,672	1,126	2,063,273	—	(623,216)	18,825	1,460,008
Net income (loss)	—	—	—	—	19,142	732	19,874
Repurchase of common shares, net	(10,414,262)	(104)	(132,618)	—	—	—	(132,722)
Dividends, common share / units ($0.40)	—	—	—	—	(43,172)	(891)	(44,063)
Share-based compensation	69,391	—	1,842	—		11,679	13,521
Shares redeemed to satisfy tax withholding on vested share-based compensation	(18,842)	—	(275)	—	—	—	(275)
Redemption of Operating Partnership Units	216,630	2	2,553	—	—	(3,931)	(1,376)
Other comprehensive income (loss):
Unrealized gain on interest rate derivative instruments	—	—	—	5,022	—	198	5,220
Reclassification adjustment for amounts recognized in net income (loss)	—	—	—	(2,583)	—	(107)	(2,690)
Balance at December 31, 2023	102,372,589	$1,024	$1,934,775	$2,439	$(647,246)	$26,505	$1,317,497
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,874	$57,630	$(146,615)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	131,809	132,113	128,323
Non-cash ground rent and amortization of other intangibles	214	535	1,070
Amortization of debt premiums, discounts, and financing costs	4,915	5,260	5,952
Loss on extinguishment of debt	1,189	294	1,356
(Gain) loss on sale of investment properties	—	(27,286)	75
Impairment and other losses	—	—	28,899
Gain on insurance recoveries	(535)	(3,550)	—
Share-based compensation expense	13,168	11,411	11,615
Deferred interest expense	(1,296)	(409)	—
Changes in assets and liabilities:
Accounts and rents receivable	5,130	(8,920)	(19,676)
Other assets	27,594	(6,760)	(3,693)
Accounts payable and accrued expenses	(6,365)	22,485	24,062
Other liabilities	2,368	4,326	9,395
Net cash provided by operating activities	$198,065	$187,129	$40,763
Cash flows from investing activities:
Purchase of investment properties	—	(328,493)	—
Capital expenditures	(120,905)	(70,376)	(31,819)
Proceeds from sale of investment properties	—	127,119	4,717
Proceeds from property insurance	535	4,017	—
Performance guaranty payments	1,618	2,340	2,892
Net cash used in investing activities	$(118,752)	$(265,393)	$(24,210)
Cash flows from financing activities:
Proceeds from mortgage debt modification	440	—	—
Payoff of mortgage debt	(99,488)	(65,000)	(56,750)
Principal payments of mortgage debt	(3,307)	(4,550)	(5,991)
Proceeds from 2023 Term Loans	225,000	—	—
Principal payments on Corporate Credit Facility Term Loan	(125,000)	—	(150,000)
Payments on the Revolving Credit Facility	—	—	(163,093)
Proceeds from Senior Notes	—	—	500,000
Repurchase of 2020 Senior Notes	(34,925)	—	—
Payment of loan fees and issuance costs	(5,554)	—	(10,233)
Payment loan modification fees	(25)	—	—
Repurchase of common shares	(132,722)	(28,200)	—
Redemption of Operating Partnership Units	(1,376)	—	(4,088)
Dividends and dividend equivalents	(44,613)	(11,680)	(54)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(578)	(627)	(899)
Net cash (used in) provided by financing activities	$(222,148)	$(110,057)	$108,892
Net (decrease) increase in cash and cash equivalents and restricted cash	(142,835)	(188,321)	125,445
Cash and cash equivalents and restricted cash, at beginning of year	365,910	554,231	428,786
Cash and cash equivalents and restricted cash, at end of year	$223,075	$365,910	$554,231

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2023, 2022 and 2021
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$164,725	$305,103	$517,377
Restricted cash	58,350	60,807	36,854
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$223,075	$365,910	$554,231

The following represents cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	83,525	$77,487	$74,022
Cash (received) paid for income (refunds) taxes	(12,929)	2,165	274

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$4,680	$1,510	$848
Distributions payable	10,788	11,455	89
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Consolidated Financial Statements
December 31, 2023

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of December 31, 2023, the Company collectively owned 96.4% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 3.6% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of December 31, 2023, the Company owned 32 lodging properties with a total of 9,514 rooms (unaudited). As of December 31, 2022, the Company owned 32 lodging properties with a total of 9,508 rooms (unaudited). As of December 31, 2021, the Company owned 34 lodging properties with 9,659 rooms (unaudited).
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
Reclassifications
Certain prior year amounts in these consolidated financial statements have been reclassified to conform to the presentation as of and for the year ended December 31, 2023.
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
Risks and Uncertainties
For the year ended December 31, 2023, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. For the year ended December 31, 2022, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and San Diego, California markets that exceeded 10% of total revenues for the period then ended. For the year ended December 31, 2021, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona, San Diego, California, and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. Further, over 30% of the Company's total revenues for the years ended December 31, 2023, 2022 and

2021, respectively, were concentrated in its five largest hotels. In addition, as of December 31, 2023, approximately 23%, 20%, and 12% of total rooms were located in Texas, California and Florida, respectively (unaudited). The concentration of hotels in a certain region may expose the Company to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities and negative trends in the industry sectors that are concentrated in these markets, that are greater than if the portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which the portfolio is concentrated. In addition, certain hotels may be subject to the effects of adverse acts of nature, such as winter storms, hailstorms, strong winds, tropical storms, hurricanes, wildfires, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage in specific geographic locations, including in the Texas, California and Florida markets.
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
Non-controlling Interests
The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the consolidated balance sheet within equity, separately from the Company’s equity. On the consolidated statement of operations and comprehensive income (loss), revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Net income or loss is allocated to non-controlling interests based on their weighted-average ownership percentage for the applicable period. The consolidated statements of changes in equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2023, all share-based payments awards are included in permanent equity.
As of December 31, 2023, the consolidated results of the Company included the ownership interests of its Operating Partnership Units in the Operating Partnership, which are held by certain of the Company's executive officers and current or former members of its Board of Directors.
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
Restricted Cash and Escrows
Restricted cash primarily relates to furniture, fixtures and equipment replacement reserves ("FF&E reserves") as required per the terms of the Company's management and franchise agreements, cash held in restricted escrows for real estate taxes and insurance, capital spending reserves and, at times, disposition related holdback escrows.
Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.
Direct and indirect costs that are related to the construction and improvements of investment properties are capitalized. Interest and costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. The Company capitalized interest of $0.9 million for the year ended December 31, 2023 and did not capitalize any interest for the years ended December 31, 2022 and 2021. The Company also capitalizes project management compensation-related costs and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio, which included $3.0 million, $2.5 million, and $2.2 million and for the years ended December 31, 2023, 2022 and 2021, respectively.
Depreciation expense is computed using the straight-line method. Investment properties are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.
Per the terms of one of our management agreements, the third-party manager has guaranteed certain performance thresholds through December 31, 2023. The performance guaranty is related to one of our hotels for which the Company paid consideration to an affiliate of the respective third-party manager to take assignment of the purchase agreement in order to acquire the hotel. If performance does not meet these established thresholds, the third-party manager is required to reimburse the Company for certain fees and/or pay a performance guaranty as calculated per the terms of the respective agreement. During the years ended December 31, 2023, 2022, and 2021, the Company received $1.6 million, $2.3 million and $2.9 million, respectively, as a result of these performance thresholds not being met. The proceeds were recorded as a reduction of the initial basis in land and building and other improvements on the same pro rata basis as the original purchase price allocation and will be amortized over the respective remaining useful life.
Acquisition of Real Estate
Investments in hotel properties, including land and land improvements, buildings and building improvements, furniture, fixtures and equipment, and identifiable intangible assets and liabilities, will generally be accounted for as asset acquisitions. Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction.
The allocation of the purchase price is an area that requires judgment and significant estimates. Tangible and intangible assets typically include land, buildings and improvements, furniture, fixtures and equipment, inventory, acquired above market and below market leases, in-place lease value, advance bookings, and any assumed financing that is determined to be above or below market terms (all as applicable). Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.
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
Involuntary Conversion
In August 2021, Hurricane Ida impacted Loews New Orleans Hotel located in New Orleans, Louisiana. During the year ended December 31, 2022, the Company recorded additional hurricane-related repair and cleanup costs of $1.3 million which is included in impairment and other losses on the consolidated statement of operations and comprehensive income for the period then ended.
Additionally, for the year ended December 31, 2021, the Company recorded $1.1 million of hurricane-related repair and cleanup costs related to Loews New Orleans Hotel which sustained damage from Hurricane Ida as well as $0.4 million of storm-related repair and cleanup costs related to two hotels that sustained damage as a result of the Texas winter storms in February 2021. These amounts are included in impairment and other losses on the consolidated statement of operations and comprehensive loss for the period then ended. Any insurance proceeds received in excess of the recorded loss will be treated as a gain and will not be recorded until contingencies are resolved.
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
As of December 31, 2023 and 2022, the Company had goodwill of $4.9 million, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets. Refer to Note 5 for further information.
Impairment estimates
The use of projected future cash flows, both undiscounted and discounted, and estimated hold periods are based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. These assumptions and estimates about future cash flows along with the capitalization and discount rates used to determine these estimates are complex and subjective. The determination of fair value and possible subsequent impairment of long-lived investment properties and/or goodwill is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future impairment charges of the real estate properties.
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

Certain of our hotels have retail space that is leased to third-parties. Rental income from retail leases is recognized on a straight-line basis over the term of the underlying lease and is included in other income (loss) on the consolidated statement of operations and comprehensive income (loss). Percentage rent is recognized at the point in time in which the underlying thresholds are achieved and percentage rent is earned.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. The Company received insurance proceeds in excess of recognized losses related to damage sustained at Loews New Orleans Hotel during Hurricane Ida which resulted in the recognition of a gain on insurance recovery of $0.5 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively. These amounts are included in other income (loss) on the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company. During the year ended December 31, 2023, the Company recognized $0.2 million in business interruption insurance proceeds for a portion of lost income associated with a power outage at Fairmont Pittsburgh during certain portions of December 2022 and January 2023. No business interruption insurance recovery receivables were accrued as of December 31, 2023.
During the year ended December 31, 2022, the Company recognized $1.5 million in business interruption insurance proceeds for a portion of lost income associated with cancellations at Loews New Orleans Hotel due to the impact of Hurricane Ida in August 2021 as well as $1.0 million in proceeds for lost income associated with cancellations for certain properties in Texas due to the impact of the Texas winter storms in February 2021. These amounts are included in gain on business interruption insurance on the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation and amortization on the investment properties held for sale. The investment properties, other assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheet for the most recent reporting period and are presented at the lesser of the carrying value or fair value, less costs to sell.
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
At December 31, 2023 and 2022, deferred financing costs related to the revolving line of credit and the prior revolving credit facility were $9.6 million and $7.8 million, offset by accumulated amortization of $5.7 million and $6.4 million, respectively. At December 31, 2023 and 2022, deferred financing costs related to all other debt were $24.3 million and $26.3 million, offset by accumulated amortization of $11.8 million and $10.5 million, respectively.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2023, 2022 and 2021, comprehensive income (loss) attributable to the Company was $21.6 million, $60.0 million and $(133.2) million, respectively. As of December 31, 2023 and 2021, the Company's accumulated other comprehensive income (loss) was $2.4 million and $(4.1) million, respectively. As of December 31, 2022, the Company did not have accumulated other comprehensive income (loss).
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

Share-Based Compensation
The Company maintains a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, LTIP units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures as they occur, and recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's share price, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) and capitalized in buildings and other improvements in the consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period, excluding the weighted-average number of unvested share-based compensation awards outstanding during the period. Diluted EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period plus the effect of any dilutive securities. Any anti-dilutive securities are excluded from the diluted earnings per share calculation. For the year ended December 31, 2021, diluted EPS was computed in the same manner as basic EPS because the Company recorded a loss from continuing operations, which would make potentially dilutive shares anti-dilutive.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This guidance requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker ("CODM") and interim disclosures for all reportable segment's profit or loss and assets. Additionally, this guidance requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit and loss in assessing segment performance and deciding how to allocate resources. This guidance, which also applies to entities with a single reportable segment, is expected to improve financial reporting by providing additional information about a public company's significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim period within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosures to its consolidated financial statements.
In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) the consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosure to its consolidated financial statements.

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Year Ended
Primary Markets	December 31, 2023
Orlando, FL	$132,035
Houston, TX	104,238
San Diego, CA	102,513
Phoenix, AZ	85,095
Dallas, TX	71,909
Atlanta, GA	64,393
Nashville, TN	55,021
San Francisco/San Mateo, CA	54,724
Portland, OR	48,330
Washington, DC-MD-VA	47,823
Other	259,362
Total	$1,025,443

Year Ended
Primary Markets	December 31, 2022
Orlando, FL	$129,015
Phoenix, AZ	108,750
San Diego, CA	101,527
Houston, TX	88,764
Dallas, TX	63,142
Atlanta, GA	56,939
Denver, CO	48,480
San Francisco/San Mateo, CA	48,463
Washington, DC-MD-VA	45,217
Nashville, TN	43,408
Other	263,902
Total	$997,607

Year Ended
Primary Markets	December 31, 2021
Orlando, FL	$78,359
Phoenix, AZ	70,508
San Diego, CA	64,874
Houston, TX	62,082
Atlanta, GA	36,890
Denver, CO	36,858
Dallas, TX	33,148
Washington, DC-MD-VA	25,777
Florida Keys	25,468
San Francisco/San Mateo, CA	21,903
Other	160,321
Total	$616,188
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
The Company did not acquire any hotels during the years ended December 31, 2023 and 2021.

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
In August 2022, the Company entered into an agreement to sell the 115-room Bohemian Hotel Celebration, Autograph Collection, in Celebration, Florida for a sale price of approximately $27.8 million and the buyer funded an at-risk deposit. The sale closed in October 2022 for a gain of $12.5 million. Net cash proceeds from the sale, after transaction closing costs, were $26.2 million. The Company also retained the approximately $0.7 million balance in the FF&E reserve. The recognized gain is included in gain (loss) on sale of investment properties on the consolidated statement of operations and comprehensive income for the year ended December 31, 2022.
In September 2022, the Company entered into an agreement to sell the 189-room Kimpton Hotel Monaco Denver, in Denver, Colorado for a sale price of approximately $69.8 million and the buyer funded an at-risk deposit. The sale closed in December 2022 for a gain of $14.7 million. Net cash proceeds from the sale, after transaction closing costs, were $68.1 million. The Company also retained the approximately $1.4 million balance in the FF&E reserve. The recognized gain is included in gain on sale of investment properties on the consolidated statement of operations and comprehensive income for the year ended December 31, 2022.
No properties were sold during the year ended December 31, 2023.
The following represents the disposition details for the properties sold during the years ended December 31, 2022 and 2021 (in thousands, except rooms):

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

The operating results for the hotels sold during the years ended December 31, 2022 and 2021 are included in the Company's consolidated financial statements as part of continuing operations as these dispositions did not represent a strategic shift or have a major effect on the Company's results of operations.

5. Intangible Assets
The following table summarizes the Company’s identified intangible assets and goodwill as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Intangible assets:
Acquired in-place lease intangibles	$54	$54
Advance bookings	235	1,224
Accumulated amortization	(241)	(1,068)
Net intangible assets	$48	$210
Goodwill	4,850	4,850
Total intangible assets, net of accumulated amortization	$4,898	$5,060
The following table summarizes the amortization related to intangible assets for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Acquired in-place lease intangibles	$8	$111
Advance bookings	$154	$364
The following table presents the amortization during the next five years and thereafter related to intangible assets at December 31, 2023 (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Acquired in-place lease intangibles	$3	$—	$—	$—	$—	$—	$3
Advance bookings	39	6	—	—	—	—	45
Total amortization	$42	$6	$—	$—	$—	$—	$48

6. Debt
Debt as of December 31, 2023 and 2022 consisted of the following (dollar amounts in thousands):

	Rate Type		Rate(1)		Maturity Date	December 31, 2023	December 31, 2022
Mortgage Loans
Renaissance Atlanta Waverly Hotel & Convention Center	Fixed	(2)	—%		8/14/2024	$—	$99,590
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026	54,522	55,685
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027	108,111	110,153
Andaz Napa	Fixed	(3)	5.72%		1/19/2028	55,000	54,560
Total Mortgage Loans			4.88%	(4)		$217,633	$319,988
Corporate Credit Facilities
Corporate Credit Facility Term Loan $125M	Variable	(5)	—%		9/13/2024	$—	$125,000
2023 Initial Term Loan	Fixed	(5)	5.50%		3/1/2026	125,000	—
2023 Delayed Draw Term Loan	Fixed	(5)	5.50%		3/1/2026	100,000	—
Revolving Credit Facility	Variable	(6)	—%		2/28/2024	—	—
Revolving Line of Credit (2023)	Variable	(6)	7.11%		1/11/2027	—	—
Total Corporate Credit Facilities						$225,000	$125,000
2020 Senior Notes $500M(7)	Fixed		6.38%		8/15/2025	464,747	500,000
2021 Senior Notes $500M	Fixed		4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)						(12,474)	(15,883)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.47%	(4)		$1,394,906	$1,429,105
(1)The rates shown represent the annual interest rates as of December 31, 2023. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)This mortgage loan was repaid in full in January 2023.
(3)In January 2023, the Company amended this mortgage loan to update the variable index from one-month LIBOR to Term SOFR, increase the credit spread, increase the principal amount to $55 million and extend the maturity date through January 2028. Term SOFR has been fixed with interest rate swaps through January 1, 2027.
(4)Represents the weighted-average interest rate as of December 31, 2023.
(5)In January 2023, the then existing corporate credit facility term loan was refinanced with a new $125 million initial term loan and, effective as of January 10, 2023, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described below under "Corporate Credit Facilities." On January 17, 2023, an additional $100 million delayed draw term loan was borrowed and, effective as of such date, the spread to Term SOFR for such term loan varies based on the Company's leverage ratio as further described below under "Corporate Credit Facilities." Term SOFR has been fixed with interest rate swaps on both the 2023 Initial Term Loan and the 2023 Delayed Draw Term Loan through mid-February 2025.
(6)The prior revolving credit facility was refinanced with a new $450 million revolving line of credit in January 2023 and, effective as of January 10, 2023, the spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(7)During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.
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

Of the total outstanding debt at December 31, 2023, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.
Corporate Credit Facilities
In January 2023, XHR LP (the "Borrower") entered into a new $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “revolving line of credit”), a $125 million initial term loan (the "2023 Initial Term Loan") and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023, by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (the “2023 Credit Agreement”). The revolving line of credit and the 2023 Initial Term Loan refinanced in full the then existing corporate credit facilities, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the Company's prior corporate credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024. Proceeds from future revolving line of credit borrowings may be used for working capital, general corporate or other purposes permitted by the 2023 Credit Agreement. The revolving line of credit matures in January 2027 and can be extended up to an additional year. The interest rate on the revolving line of credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10-basis point credit spread adjustment and a zero basis point floor. The 2023 Term Loans mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the revolving line of credit.
As of December 31, 2023, there was no outstanding balance on the revolving line of credit. During the years ended December 31, 2023, 2022 and 2021, the Company incurred unused commitment fees of approximately $1.4 million for each year. During the year ended December 31, 2023, the Company did not incur interest expense on the revolving line of credit. During the year ended December 31, 2022, the Company did not incur interest on the revolving credit facility and incurred interest expense of $1.9 million during the year ended December 31, 2021.
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
During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.
Financial Covenants
Our mortgage loans, revolving line of credit, corporate credit facility term loans and Senior Notes contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios, such as debt service coverage ratios and loan-to-value tests. Failure of the Company to comply with its financial covenants could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions. If the Company violates the financial covenants contained in any of its mortgage loans, revolving line of credit, corporate credit facility term loans or Senior Notes described above, the Company may attempt to negotiate waivers or amend the terms of the applicable credit agreement with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the revolving line of credit or corporate credit facility term loans were to occur, the Company would potentially have to refinance the debt through additional debt financing, private or public offerings of debt securities or equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the debt, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow and, consequently, cash available for distribution to its stockholders.
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
As of December 31, 2023, the Company was not in compliance with a debt covenant on one mortgage loan due to disruption from a significant renovation taking place during the prior trailing 12 months. This did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the collateralized property into a separate bank account that the lender controls and that may be used to reduce the amount of the outstanding loan balance. The lender has agreed to waive this covenant until March 31, 2024. As of December 31, 2023, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the revolving line of credit, corporate credit facility term loans, remaining mortgage loans or Senior Notes.
Debt Outstanding
Total debt outstanding as of December 31, 2023 and December 31, 2022 was $1,407 million and $1,445 million and had a weighted-average interest rate of 5.47% and 5.65% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2023	Weighted-Average Interest Rate
2024	$3,355	4.59%
2025	469,178	6.36%
2026	280,381	5.32%
2027	102,388	4.64%
2028	52,078	5.72%
Thereafter	500,000	4.88%
Total Debt	$1,407,380	5.47%
Revolving Line of Credit (matures in 2027)	—	7.11%
Loan premiums, discounts and unamortized deferred financing costs, net	(12,474)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,394,906	5.47%
During the year ended December 31, 2023, in connection with the 2023 Credit Agreement and amended mortgage loan, the Company capitalized $5.6 million of deferred financing costs and expensed $1.7 million of legal fees which were included in other income (loss) on the condensed consolidated statement of operations and comprehensive income (loss) for the period then ended. During the year ended December 31, 2022, the Company did not capitalize deferred financing costs. As a result of the loan amendments and issuance of the 2021 Senior Notes during the year ended December 31, 2021, the Company capitalized $10.2 million of deferred financing costs.
During the year ended December 31, 2023, in connection with the refinancing of the prior revolving credit facility, the repayment of the prior corporate credit facility term loan and the repayment of one mortgage loan, the Company wrote off unamortized deferred financing costs of $1.2 million. During the years ended December 31, 2022 and 2021, the Company wrote off deferred financing costs of $0.3 million, and $1.4 million, respectively. These amounts are included in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) for the periods then ended.

7. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of December 31, 2023, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the consolidated statements of operations and comprehensive income (loss). Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income (loss) through interest expense as interest payments are made on the Company’s variable rate debt. During the years ended December 31, 2022 and 2021, the Company terminated two and four interest rate swaps prior to their maturity, respectively, and incurred swap termination costs of $1.6 million and $2.8 million, respectively, which are included in other income (loss) on the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Derivative instruments held by the Company with the right of offset in a net asset position were included in other assets on the consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of December 31, 2023 and 2022 (in thousands):

						December 31, 2023		December 31, 2022
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2023 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/10/2023	2/10/2025	$75,000	$587	$—	$—
2023 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	50,000	380	—	—
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	50,000	388	—	—
2023 Delayed Draw Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	25,000	191	—	—
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	25,000	194	—	—
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	790	—	—
						$280,000	$2,530	$—	$—
The table below details the location in the consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the years ended December 31, 2023 and 2022 (in thousands):

		Year Ended December 31,
		2023	2022
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income (Loss):
Realized loss on termination of interest rate derivative instruments	Other income (loss)	$—	$(1,555)
Gain recognized in other comprehensive income (loss)	Unrealized gain on interest rate derivative instruments	$5,220	$2,932
Gain reclassified from accumulated other comprehensive income to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss)	$(2,690)	$1,600
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$84,997	$82,727
The Company expects approximately $2.2 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.

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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurement Date
	December 31, 2023		December 31, 2022
Location on Consolidated Balance Sheets/ Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$2,530	$—	$—	$—
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

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated balance sheets as of December 31, 2023 and 2022, (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$442,633	$425,858	$444,988	$429,035
Senior Notes(1)	964,747	939,826	1,000,000	912,823
Revolving Credit Facility	—	—	—	—
Revolving Line of Credit (2023)	—	—	—	—
Total	$1,407,380	$1,365,684	$1,444,988	$1,341,858
(1)During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of its 6.375% 2020 Senior Notes due August 2025.
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 6.09% and 6.24% per annum as of December 31, 2023 and 2022, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2023 and 2022, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
9. Income Taxes
The Company elected to be taxed and operates in a manner management believes will allow it to continue to qualify as a REIT under the Code for federal income tax purposes. To qualify as a REIT, the Company must satisfy certain requirements related to, among other things, its sources of income, composition of its assets, amounts it distributes to its stockholders and diversity of its stock ownership. So long as the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on REIT taxable income that is distributed annually to its stockholders. Accordingly, no provision for U.S. federal income taxes has been included in the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 related to REIT taxable income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal, state and local income tax on REIT taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for four years following the failure.
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
For the year ended December 31, 2023 the Company recognized income tax expense of $1.4 million using an estimated federal and state statutory combined rate of 25.15%. The income tax expense was primarily related to current taxable income not offset with net operating loss carryforwards and state gross margins taxes levied on gross revenues.
For the year ended December 31, 2022, the Company recognized income tax expense of $2.2 million using an estimated federal and state statutory combined rate of 25.12%. The income tax expense was primarily related to current taxable income not offset with net operating loss carryforwards and state gross margins taxes levied on gross revenues.

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
The table below presents the provision for income taxes related to continuing operations as of December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$35	$(739)	$—
State	(1,482)	(1,466)	(718)
Total current	$(1,447)	$(2,205)	$(718)
Deferred:
Federal	$—	$—	$—
State	—	—	—
Total deferred	$—	$—	$—
Total tax provision	$(1,447)	$(2,205)	$(718)
The table below presents a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
(Provision) benefit for income taxes at statutory rate	$(4,477)	$(12,565)	$30,235
Tax impact related to REIT operations	6,850	10,186	(28,424)
Change in federal and state valuation allowances	(3,062)	4,731	(3,214)
Impact of rate change on deferred tax balances	90	151	(720)
State tax (provision) benefit, net of federal	(840)	(1,771)	1,370
Change in federal and state valuation allowances on attributes written off	—	(2,929)	—
Other	(8)	(8)	35
Total tax provision	$(1,447)	$(2,205)	$(718)
Deferred tax assets and liabilities are included within other assets and other liabilities in the consolidated balance sheets, respectively, and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Net operating loss	$12,418	$8,997
Deferred income	2,038	2,458
Other	155	94
Total deferred tax assets	$14,611	$11,549
Less: Valuation allowance	(14,611)	(11,549)
Net deferred tax assets	$—	$—
The Company had federal net operating loss carryforwards of $14.3 million as of December 31, 2023. The Company established a $14.3 million valuation allowance as of December 31, 2023 against this amount. The Company did not have any federal net operating loss carryforwards as of December 31, 2022.

The Company had state net operating loss carryforwards of $178.8 million as of December 31, 2023. As of December 31, 2022, the Company had state net operating loss carryforwards of $172.6 million, certain of which were subject to limitation. The Company established a $178.8 million and $172.6 million valuation allowance as of December 31, 2023 and 2022, respectively, against these amounts.
In addition, during the year ended December 31, 2022, the Company wrote off $11.2 million of federal and state operating loss carryforwards subject to limitation under Internal Revenue Code Section 382. The Company had a full valuation allowance against the limited net operating loss carryforwards and, therefore, the write off had no impact to the income statement or total income tax expense.
Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has considered various factors, including cumulative losses, future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies and has determined that a full valuation allowance will be recorded against the net deferred tax asset. The amount of the deferred tax assets considered unrealizable, however, could change in the near term based on revised estimates of future taxable income during the carryforward period.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2023. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2023. The Company has not recognized material interest expense or penalties relating to income taxes in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 or in the consolidated balance sheets as of December 31, 2023 and 2022. As of December 31, 2023, the Company’s 2023, 2022 and 2021 tax years remain subject to examination by U.S. and various state tax jurisdictions.
10. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. In August 2023, the then existing registration statement expired and as a result, the Company wrote off accumulated offering costs of $1.2 million and filed a new registration statement. No shares were sold under the ATM Agreement during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, $200 million of common stock remained available for issuance under the ATM Agreement. As of December 31, 2023 and 2022, the Company had accumulated offering related costs included in other assets on the consolidated balance sheets of $0.3 million and $1.0 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
The Board of Directors has authorized a stock repurchase program (the "Repurchase Program") resulting in authorization to repurchase common stock in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date, may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.
During the year ended December 31, 2023, 10,414,262 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.74 per share for an aggregate purchase price of $132.7 million. During the year ended December 31, 2022, 1,912,794 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million. No shares were purchased as part of the Repurchase Program during the year ended December 31, 2021. As of December 31, 2023, the Company had approximately $133.7 million remaining under its share repurchase authorization.

Dividends
The Company declared dividends of $0.40 per share of common stock totaling $43.2 million during the year ended December 31, 2023 and $0.20 per common stock totaling $22.7 million during the year ended December 31, 2022. For income tax purposes, dividends paid per share on the Company's common stock during the years ended December 31, 2023 and 2022 were 100% taxable as ordinary income. The Company did not declare dividends during the year ended December 31, 2021.
Non-controlling Interest of Common Units in Operating Partnership
As of December 31, 2023, the Operating Partnership had 3,782,000 LTIP Units outstanding, representing a 3.6% partnership interest held by the limited partners. Of the 3,782,000 LTIP Units outstanding at December 31, 2023, 1,621,802 LTIP Units had vested but had yet to be converted or redeemed. As of December 31, 2022, the Operating Partnership had 3,427,285 LTIP Units outstanding, representing a 3.0% partnership interest held by the limited partnership. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.
During the year ended December 31, 2023, 333,278 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 333,278 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 216,630 Common Units were redeemed for common stock and 116,648 Common Units were redeemed for cash totaling $1.4 million. No LTIP Units were redeemed during the year ended December 31, 2022. During the year ended December 31, 2021, 615,266 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 615,266 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 399,922 Common Units were redeemed for common stock and 215,344 Common Units were redeemed for cash totaling $4.1 million.
The Company declared distributions of $0.40 per LTIP Unit totaling $0.9 million during the year ended December 31, 2023 and $0.20 per LTIP Unit totaling $0.4 million during the year ended December 31, 2022. The Company did not declare distributions for LTIP Units during the year ended December 31, 2021.
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

The following table reconciles net income or loss attributable to common stockholders to basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$19,142	$55,922	$(143,517)
Dividends paid on unvested share-based compensation	(257)	(173)	—
Undistributed earnings attributable to unvested share-based compensation	—	(68)	—
Net income (loss) available to common stockholders	$18,885	$55,681	$(143,517)

Denominator:
Weighted-average shares outstanding - Basic	108,192,148	114,068,733	113,801,862
Effect of dilutive share-based compensation(1)	220,337	349,444	—
Weighted-average shares outstanding - Diluted	108,412,485	114,418,177	113,801,862

Basic and diluted earnings (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$0.17	$0.49	$(1.26)
(1)During the year ended December 31, 2021, the Company excluded 542,632 anti-dilutive shares from its calculation of diluted earnings per share.
12. Share-Based Compensation
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and its former parent, InvenTrust Properties Corp. ("InvenTrust") as its sole common stockholder approved, the 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units (i.e. LTIP Units) in the Operating Partnership. As of December 31, 2023, the aggregate number of shares that may be issued under the 2015 Incentive Award Plan was 1,300,050.
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors approved the following grants of restricted stock units to certain Company employees for the years ended December 31, 2023, 2022 and 2021:

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
The Compensation Committee of the Board of Directors approved the issuance of the following awards under the 2015 Incentive Award Plan to certain executives for the years ended December 31, 2023, 2022 and 2021:

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
A portion of each award of Class A LTIP Units are designated as a number of base units. The base units are designated twenty-five percent (25%) as absolute TSR base units, and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period. Vesting of Class A LTIP Units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.
Pursuant to the Director Compensation Program, the Company approved the issuance of the following fully vested LTIP Units under the 2015 Incentive Award Plan to seven of the Company's non-employee directors for the year ended December 31, 2021 and to eight of the Company's non-employee directors for the years ended December 31, 2022 and 2023:

Grant Date	Grant Description	Time-Based Grants	Grant Date Fair Value
May 2021	2021 LTIP Units	36,848	$19.00
May 2022	2022 LTIP Units	41,496	$19.28
May 2023	2023 LIP Units	56,917	$12.30
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
The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of December 31, 2023 and 2022:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2021	261,727	1,500,317	1,762,044
Granted	148,303	959,813	1,108,116
Vested(2)	(176,459)	(739,501)	(915,960)
Forfeited	(8,894)	—	(8,894)
Unvested as of December 31, 2022	224,677	1,720,629	1,945,306
Granted	214,902	1,302,334	1,517,236
Vested(2)	(69,391)	(248,424)	(317,815)
Expired	(32,923)	(614,341)	(647,264)
Forfeited	(20,765)	—	(20,765)
Unvested as of December 31, 2023	316,500	2,160,198	2,476,698
Weighted-average fair value of unvested shares/units	$13.40	$9.71	$9.81
(1)Includes time-based LTIP Units and performance-based Class A LTIP Units.
(2)During the years ended December 31, 2023 and 2022, 18,842 and 50,720, shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.
The grant date fair value of the time-based Restricted Stock Units and time-based LTIP Units is determined based on the closing price of the Company’s common stock on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. The grant date fair value of performance-based units is determined based on a Monte Carlo simulation method with the following assumptions and compensation expense is recognized on a straight-line basis over the performance period:

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
The absolute and relative total stockholder returns are market conditions as defined by ASC 718, Compensation Stock - Compensation. Market conditions include provisions wherein the vesting condition is met through the achievement of a specific value of the Company’s common stock, which is total stockholder return in this case. Market conditions differ from other performance awards under ASC 718 in that the probability of attaining the condition (and thus vesting of units or shares) is reflected in the initial grant date fair value of the award.
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
During the year ended December 31, 2023, the Company recognized approximately $12.5 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the year ended December 31, 2023, the Company recognized $0.7 million of share-based compensation expense related to the grants of LTIP Units to Company's non-employee directors and capitalized approximately $0.4 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of December 31, 2023, there was $12.1 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.60 years.
During the year ended December 31, 2022, the Company recognized approximately $10.6 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the year ended December 31, 2022 the Company recognized $0.8 million of share-based compensation expense related to grants of LTIP Units to the Company's non-employee directors and capitalized approximately $0.4 million (net of forfeitures) related to Restricted Stock Units provided to other employees who oversee development and capital projects on behalf of the Company.
During the year ended December 31, 2021, the Company recognized approximately $10.8 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and other members of management. In addition, during the year ended December 31, 2021 the Company recognized $0.8 million of share-based compensation related to grants of LTIP Units that were provided to the Company's non-employee directors and capitalized approximately $0.6 million related to Restricted Stock Units provided to certain members of management who oversee development and capital projects on behalf of the Company.

13. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the year ended December 31, 2023 (dollar amounts in thousands):

December 31, 2023
Weighted-average remaining lease term, including reasonably certain extension options(1)	20 years
Weighted-average discount rate	5.71%

ROU asset(2)	$17,791
Lease liability(3)	$18,825

Operating lease rent expense	$2,148
Variable lease costs	4,190
Total rent and variable lease costs	$6,338
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the consolidated balance sheet as of December 31, 2023.
(3)The lease liability is included in other liabilities on the consolidated balance sheet as of December 31, 2023.

The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of December 31, 2023 (in thousands):

December 31, 2023
2024	$2,156
2025	2,172
2026	2,188
2027	2,204
2028	2,086
Thereafter	22,358
Total undiscounted lease payments	$33,164
Less imputed interest	(14,339)
Lease liability(1)	$18,825
(1)The lease liability is included in other liabilities on the consolidated balance sheet as of December 31, 2023.
Management and Franchise Agreements
In order to maintain its qualification as a REIT, the Company cannot directly or indirectly operate any of its hotels. The Company leases each hotel to TRS lessees, which in turn engages property managers to manage the hotels. Each hotel is operated pursuant to a hotel management agreement with an independent third-party hotel management company.
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
Management agreements for brand-managed hotels have terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is 27 years. Management agreements for franchised hotels generally contain initial terms between 15 and 20 years with an average remaining term of approximately six years; none of these agreements contemplate renewal or extension of the initial term.
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
For the years ended December 31, 2023, 2022, and 2021, the Company incurred management and franchise fee expenses of $35.2 million, $36.5 million and $22.5 million, respectively, which are included on the consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2023 and 2022, the Company had a balance of $49.7 million and $46.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
Renovation and Construction Commitments
As of December 31, 2023, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2023 totaled $67.8 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
14. Subsequent Events
In January 2024, the Company repurchased a total of 463,707 shares of common stock in open market purchases in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") at a weighted-average price of $13.51 per share for total consideration of approximately $6.3 million pursuant to a trading plan intended to comply with Rule 10b5-1 of the Exchange Act.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2023

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Andaz Napa Napa, CA	$55,000	$10,150	$57,012	$—	$(7,223)	$10,150	$49,789	$59,939	$21,267	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	2,745	6,949	46,175	53,124	18,101	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	—	2,680	36,212	—	2,299	2,680	38,511	41,191	15,401	2009	9/10/2013	5 - 30 years
Bohemian Hotel Savannah, Autograph Collection Savannah, GA	—	2,300	24,240	—	(173)	2,300	24,067	26,367	8,970	2009	8/9/2012	5 - 30 years
Buckhead Atlanta Restaurant Lease Atlanta, GA	—	364	2,349	—	—	364	2,349	2,713	687	2008	12/7/2018	5 - 30 years
Fairmont Dallas Dallas, TX	—	8,700	60,634	—	12,109	8,700	72,743	81,443	27,958	1968	8/1/2011	5 - 30 years
Fairmont Pittsburgh Pittsburgh, PA	—	3,378	27,101	—	4,330	3,378	31,431	34,809	7,426	2010	9/26/2018	5 - 30 years
Grand Bohemian Hotel Charleston, Autograph Collection Charleston, SC	—	4,550	26,582	—	1,116	4,550	27,698	32,248	10,100	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook, Autograph Collection Mountain Brook, AL	—	2,000	42,246	—	1,748	2,000	43,994	45,994	16,645	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, Autograph Collection Orlando, FL	54,522	7,739	75,510	—	19,039	7,739	94,549	102,288	28,609	2001	12/27/2012	5 - 30 years
Hyatt Centric Key West Resort & Spa Key West, FL	—	40,986	34,529	—	6,288	40,986	40,817	81,803	14,135	1988	11/15/2013	5 - 30 years
Hyatt Regency Grand Cypress Orlando, FL	—	17,867	183,463	—	60,401	17,867	243,864	261,731	73,911	1984	5/26/2017	5 - 30 years
Hyatt Regency Portland at the Oregon Convention Center Portland, OR	—	24,669	161,931	(1,287)	(8,280)	23,382	153,651	177,033	28,491	2019	12/17/2019	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	—	—	100,227	—	12,049	—	112,276	112,276	43,976	1986	9/20/2013	5 - 30 years
Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch Scottsdale, AZ	—	71,211	145,600	—	54,040	71,211	199,640	270,851	51,944	1987	10/3/2017	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2023

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	784	4,144	3,466	7,610	933	1953	11/25/2014	5 - 30 years
Kimpton Canary Hotel Santa Barbara Santa Barbara, CA	—	22,361	57,822	—	9,412	22,361	67,234	89,595	22,089	2005	7/16/2015	5 - 30 years
Kimpton Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	11,114	1,777	67,270	69,047	18,967	1924	11/1/2013	5 - 30 years
Kimpton Hotel Palomar Philadelphia Philadelphia, PA	—	9,060	90,909	—	3,832	9,060	94,741	103,801	34,935	1929	7/28/2015	5 - 30 years
Kimpton RiverPlace Hotel Portland, OR	—	18,322	46,664	—	7,095	18,322	53,759	72,081	20,113	1985	7/16/2015	5 - 30 years
Loews New Orleans Hotel New Orleans, LA	—	3,529	70,652	—	11,455	3,529	82,107	85,636	29,060	1972	10/11/2013	5 - 30 years
Lorien Hotel & Spa Alexandria, VA	—	4,365	40,888	—	(3,390)	4,365	37,498	41,863	13,854	2009	10/24/2013	5 - 30 years
Marriott Dallas Downtown Dallas, TX	—	6,300	45,158	—	22,293	6,300	67,451	73,751	30,481	1980	9/30/2010	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	108,111	36,700	72,370	—	30,189	36,700	102,559	139,259	51,938	1985	3/23/2012	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	37,541	5,500	136,427	141,927	72,883	2002	11/21/2007	5 - 30 years
Park Hyatt Aviara Resort, Golf Club & Spa Carlsbad, CA	—	33,252	135,320	—	77,383	33,252	212,703	245,955	46,957	1997	11/20/2018	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	—	6,834	90,792	—	9,911	6,834	100,703	107,537	40,107	1983	3/23/2012	5 - 30 years
Royal Palms Resort & Spa, The Unbound Collection by Hyatt Phoenix, AZ	—	33,912	50,205	—	8,395	33,912	58,600	92,512	19,547	1929	10/3/2017	5 - 30 years
The Ritz-Carlton, Denver Denver, CO	—	15,132	84,145	—	9,684	15,132	93,829	108,961	22,320	1982	8/24/2018	5 - 30 years
The Ritz-Carlton, Pentagon City Arlington, VA	—	—	103,568	—	13,561	—	117,129	117,129	35,384	1990	10/4/2017	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2023

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
W Nashville Nashville, TN	—	36,374	295,857	—	2,262	36,374	298,119	334,493	24,865	2021	3/29/2022	5 - 30 years
Waldorf Astoria Atlanta Buckhead Atlanta, GA	—	8,385	49,115	—	12,373	8,385	61,488	69,873	12,770	2008	12/7/2018	5 - 30 years
Westin Galleria Houston Houston, TX	—	7,842	112,850	—	32,071	7,842	144,921	152,763	55,348	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	—	4,262	96,090	—	20,063	4,262	116,153	120,415	42,880	1971	8/22/2013	5 - 30 years
Totals	$217,633	$461,594	$2,621,195	$(1,287)	$476,516	$460,307	$3,097,711	$3,558,018	$963,052

Notes:
(A)The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)The aggregate cost of real estate owned at December 31, 2023 for federal income tax purposes was approximately $3,942 million (unaudited).
(C)Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges and write-offs of fully depreciated assets are recorded as a reduction in the basis.
(D)Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2023	2022	2021
Balance at January 1	$3,547,321	$3,288,098	$3,395,969
Acquisitions	—	332,231	—
Capital improvements	126,486	72,027	29,631
Disposals and write-offs	(115,789)	(145,035)	(82,996)
Properties classified as held for sale	—	—	(54,506)
Balance at December 31	$3,558,018	$3,547,321	$3,288,098

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2023

(E)Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2023	2022	2021
Balance at January 1	$945,786	$888,717	$827,501
Depreciation expense, continuing operations	131,437	131,710	125,882
Depreciation expense, properties classified as held for sale	—	—	2,041
Accumulated depreciation, properties classified as held for sale	—	—	(20,413)
Disposals and write-offs	(114,171)	(74,641)	(46,294)
Balance at December 31	$963,052	$945,786	$888,717

(F)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the Lease
Furniture, fixtures and equipment	5 years	-	15 years