Form 10-Q
period 2024-03-31
Xenia Hotels & Resorts, Inc.
filed 2024-05-03
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 2, 2024, there were 101,963,677 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2024 and December 31, 2023
(Dollar amounts in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets:	(Unaudited)	(Audited)
Investment properties:
Land	$460,272	$460,307
Buildings and other improvements	3,130,465	3,097,711
Total	$3,590,737	$3,558,018
Less: accumulated depreciation	(994,906)	(963,052)
Net investment properties	$2,595,831	$2,594,966
Cash and cash equivalents	140,109	164,725
Restricted cash and escrows	56,847	58,350
Accounts and rents receivable, net of allowance for doubtful accounts	41,320	32,432
Intangible assets, net of accumulated amortization of $261 and $241, respectively	4,878	4,898
Other assets	62,881	46,856
Total assets	$2,901,866	$2,902,227
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 4)	$1,395,096	$1,394,906
Accounts payable and accrued expenses	106,470	102,389
Distributions payable	12,577	10,788
Other liabilities	75,684	76,647
Total liabilities	$1,589,827	$1,584,730
Commitments and Contingencies (Note 11)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 101,963,677 and 102,372,589 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$1,020	$1,024
Additional paid in capital	1,928,667	1,934,775
Accumulated other comprehensive income	3,481	2,439
Accumulated distributions in excess of net earnings	(650,702)	(647,246)
Total Company stockholders' equity	$1,282,466	$1,290,992
Non-controlling interests	29,573	26,505
Total equity	$1,312,039	$1,317,497
Total liabilities and equity	$2,901,866	$2,902,227
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Rooms revenues	$153,124	$153,645
Food and beverage revenues	92,773	96,124
Other revenues	21,591	19,204
Total revenues	$267,488	$268,973
Expenses:
Rooms expenses	38,193	36,203
Food and beverage expenses	60,480	60,687
Other direct expenses	6,087	5,698
Other indirect expenses	67,633	66,499
Management and franchise fees	10,633	10,189
Total hotel operating expenses	$183,026	$179,276
Depreciation and amortization	31,964	33,741
Real estate taxes, personal property taxes and insurance	13,493	12,470
Ground lease expense	786	710
General and administrative expenses	10,258	8,783
Gain on business interruption insurance	(745)	—
Other operating expenses	830	232
Impairment and other losses	250	—
Total expenses	$239,862	$235,212
Operating income	$27,626	$33,761
Other income	2,427	1,284
Interest expense	(20,358)	(22,134)
Loss on extinguishment of debt	—	(1,140)
Net income before income taxes	$9,695	$11,771
Income tax expense	(728)	(5,218)
Net income	$8,967	$6,553
Net income attributable to non-controlling interests (Note 1)	(433)	(273)
Net income attributable to common stockholders	$8,534	$6,280

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Basic and diluted income per share:
Net income per share available to common stockholders - basic and diluted	$0.08	$0.06
Weighted-average number of common shares (basic)	101,959,418	111,777,894
Weighted-average number of common shares (diluted)	102,364,928	112,037,369

Comprehensive income:
Net income	$8,967	$6,553
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	2,259	—
Reclassification adjustment for amounts recognized in net income (interest expense)	(1,132)	—
	$10,094	$6,553
Comprehensive income attributable to non-controlling interests (Note 1)	(518)	(273)
Comprehensive income attributable to the Company	$9,576	$6,280
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at December 31, 2023	102,372,589	$1,024	$1,934,775	$2,439	$(647,246)	$26,505	$1,317,497
Net income	—	—	—	—	8,534	433	8,967
Repurchase of common shares, net	(468,107)	(5)	(6,319)	—	—	—	(6,324)
Dividends, common share / units ($0.12)	—	—	—	—	(11,990)	(270)	(12,260)
Share-based compensation	80,837	1	545	—	—	3,475	4,021
Shares redeemed to satisfy tax withholding on vested share-based compensation	(21,642)	—	(334)	—	—	—	(334)
Redemption of Operating Partnership Units	—	—	—	—	—	(655)	(655)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,120	—	139	2,259
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,078)	—	(54)	(1,132)
Balance at March 31, 2024	101,963,677	$1,020	$1,928,667	$3,481	$(650,702)	$29,573	$1,312,039

Balance at December 31, 2022	112,519,672	$1,126	$2,063,273	$—	$(623,216)	$18,825	$1,460,008
Net income	—	—	—	—	6,280	273	6,553
Repurchase of common shares, net	(1,905,820)	(19)	(26,727)	—	—	—	(26,746)
Dividends, common share / units ($0.10)	—	—	—	—	(11,124)	(228)	(11,352)
Share-based compensation	65,247	—	419	—	—	2,248	2,667
Shares redeemed to satisfy tax withholding on vested share-based compensation	(17,613)	—	(258)	—	—	—	(258)
Balance at March 31, 2023	110,661,486	$1,107	$2,036,707	$—	$(628,060)	$21,118	$1,430,872
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$8,967	$6,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,931	33,687
Non-cash ground rent and amortization of other intangibles	33	54
Amortization of debt premiums, discounts, and financing costs	1,333	1,282
Loss on extinguishment of debt	—	1,140
Gain on insurance recoveries	(1,010)	—
Share-based compensation expense	3,897	2,591
Deferred interest expense	—	(1,296)
Changes in assets and liabilities:
Accounts and rents receivable	(8,888)	(10,693)
Other assets	(15,370)	(4,127)
Accounts payable and accrued expenses	2,496	(9,507)
Other liabilities	1,341	10,629
Net cash provided by operating activities	$24,730	$30,313
Cash flows from investing activities:
Capital expenditures	(33,432)	(11,634)
Proceeds from property insurance	1,010	—
Performance guaranty payments	151	1,071
Net cash used in investing activities	$(32,271)	$(10,563)
Cash flows from financing activities:
Proceeds from mortgage debt modification	—	440
Payoff of mortgage debt	—	(99,488)
Principal payments of mortgage debt	(825)	(890)
Proceeds from 2023 Term Loans	—	225,000
Principal payments on Corporate Credit Facility Term Loan	—	(125,000)
Payment of loan fees and issuance costs	—	(5,554)
Payment of loan modification fees	—	(25)
Repurchase of common shares	(6,324)	(26,746)
Redemption of Operating Partnership Units	(655)	—
Dividends and dividend equivalents	(10,423)	(11,459)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(351)	(578)
Net cash used in financing activities	$(18,578)	$(44,300)
Net decrease in cash and cash equivalents and restricted cash	(26,119)	(24,550)
Cash and cash equivalents and restricted cash, at beginning of period	223,075	365,910
Cash and cash equivalents and restricted cash, at end of period	$196,956	$341,360

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$140,109	$283,154
Restricted cash	56,847	58,206
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$196,956	$341,360

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$21,094	$23,869
Cash paid for taxes	91	220

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,632	$2,263
Distributions payable	12,577	11,334
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of March 31, 2024, the Company collectively owned 95.2% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 4.8% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of March 31, 2024 and 2023, the Company owned 32 lodging properties.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2024. Operating results for the three months ended March 31, 2024 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
For the three months ended March 31, 2024, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. For the three months ended March 31, 2023, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

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
For the three months ended March 31, 2024, the Company expensed $0.3 million of repair and cleanup costs related to The Ritz-Carlton, Denver which experienced damage as a result of winter storms in January 2024. This amount is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income for the period then ended.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. The Company received insurance proceeds in excess of recognized losses related to damage sustained during a restaurant kitchen fire which occurred in 2023 and resulted in the recognition of a gain on insurance recovery of $1.0 million for the three months ended March 31, 2024. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company. During the three months ended March 31, 2024, the Company recognized $0.7 million in business interruption insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023. This amount is included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive income for the period then ended. Further, a business interruption insurance recovery receivable of $0.3 million was accrued as of March 31, 2024.
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
Share-Based Compensation
The Company maintains a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, LTIP units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures as they occur, and are generally recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. An acceleration of expense recognition may occur in certain cases where the award recipient has met or will meet the retirement eligibility requirements prior to the applicable vesting date. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's share price, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income and capitalized in buildings and other improvements in the condensed consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
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
At March 31, 2024 and December 31, 2023, deferred financing costs related to the revolving line of credit were $9.6 million, offset by accumulated amortization of $6.0 million and $5.7 million, respectively. At March 31, 2024 and December 31, 2023, deferred financing costs related to all other debt were $24.3 million, offset by accumulated amortization of $12.8 million and $11.8 million, respectively.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This guidance requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker ("CODM") and interim disclosures for all reportable segment's profit or loss and assets. Additionally, this guidance requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit and loss in assessing segment performance and deciding how to allocate resources. This guidance, which also applies to entities with a single reportable segment, is expected to improve financial reporting by providing additional information about a public company's significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosures to its consolidated financial statements.
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

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three months ended March 31, 2024 and 2023 (in thousands):

Three Months Ended
Primary Markets	March 31, 2024
Orlando, FL	$44,551
Houston, TX	30,597
Phoenix, AZ	23,132
San Diego, CA	22,690
Dallas, TX	20,704
Atlanta, GA	16,465
San Francisco/San Mateo, CA	14,112
Portland, OR	11,772
Nashville, TN	11,345
Washington, DC-MD-VA	10,877
Other	61,243
Total	$267,488

Three Months Ended
Primary Markets	March 31, 2023
Orlando, FL	$40,408
Phoenix, AZ	37,473
Houston, TX	27,459
San Diego, CA	21,975
Dallas, TX	19,950
Atlanta, GA	15,501
San Francisco/San Mateo, CA	13,378
Nashville, TN	10,967
Washington, DC-MD-VA	10,907
Portland, OR	10,579
Other	60,376
Total	$268,973

4. Debt
Debt as of March 31, 2024 and December 31, 2023 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	March 31, 2024	December 31, 2023
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	$54,223	$54,522
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	107,585	108,111
Andaz Napa	Fixed (2)	5.72%		1/19/2028	55,000	55,000
Total Mortgage Loans		4.88%	(3)		$216,808	$217,633
Corporate Credit Facilities
2023 Initial Term Loan	Fixed (4)	5.50%		3/1/2026	125,000	125,000
2023 Delayed Draw Term Loan	Fixed (4)	5.50%		3/1/2026	100,000	100,000
Revolving Line of Credit	Variable (5)	7.09%		1/11/2027	—	—
Total Corporate Credit Facilities					$225,000	$225,000
2020 Senior Notes $500M	Fixed	6.38%		8/15/2025	464,747	464,747
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (6)					(11,459)	(12,474)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.47%	(3)		$1,395,096	$1,394,906
(1)The rates shown represent the annual interest rates as of March 31, 2024. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(3)Represents the weighted-average interest rate as of March 31, 2024.
(4)A variable interest loan for which the spread to Term SOFR has been fixed with interest rate swaps through mid-February 2025.
(5)Commitments under the revolving line of credit total $450 million through maturity. The spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(6)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Of the total outstanding debt at March 31, 2024, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.
Corporate Credit Facilities
The $450 million revolving line of credit matures in January 2027 and can be extended up to an additional year. The interest rate on the revolving line of credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10-basis point credit spread adjustment and a zero basis point floor. The 2023 Initial Term Loan and the 2023 Delayed Draw Term Loan (together, the "2023 Term Loans") mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the revolving line of credit.
As of March 31, 2024, there was no outstanding balance on the revolving line of credit. During the three months ended March 31, 2024, the Company incurred unused commitment fees of approximately $0.3 million and did not incur interest expense. During the three months ended March 31, 2023, the Company incurred unused commitment fees of approximately $0.3 million and did not incur interest expense.

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
Financial Covenants
As of March 31, 2024, the Company was not in compliance with a debt covenant on one mortgage loan due to disruption from a significant renovation taking place during the prior trailing 12 months and the lender agreed to waive this covenant through March 31, 2024. This did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the collateralized property into a separate bank account that the lender controls and that may be used to reduce the amount of the outstanding loan balance. As of March 31, 2024, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the revolving line of credit, corporate credit facility term loans, remaining mortgage loans or Senior Notes.
Debt Outstanding
Total debt outstanding as of March 31, 2024 and December 31, 2023 was $1,407 million and had a weighted-average interest rate of 5.47% per annum. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2024	Weighted- Average Interest Rate
2024	$2,530	4.59%
2025	469,178	6.36%
2026	280,381	5.32%
2027	102,388	4.64%
2028	52,078	5.72%
Thereafter	500,000	4.88%
Total Debt	$1,406,555	5.47%
Revolving Line of Credit (matures in 2027)	—	7.09%
Loan premiums, discounts and unamortized deferred financing costs, net	(11,459)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,395,096	5.47%
During the three months ended March 31, 2023, the Company capitalized $5.6 million of deferred financing costs and expensed $1.5 million of debt-related legal fees which were included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
During the three months ended March 31, 2023, in connection with the refinancing of the prior revolving credit facility, the repayment of the prior corporate credit facility term loan and the repayment of one mortgage loan, the Company wrote off unamortized deferred financing costs of $1.1 million, which is included in loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive income for the period then ended.
5. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of March 31, 2024, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income. Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments held by the Company with the right of offset in a net asset position are included in other assets on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instruments held by the Company as of March 31, 2024 and December 31, 2023, respectively (in thousands):

						March 31, 2024		December 31, 2023
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2023 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/10/2023	2/10/2025	$75,000	$729	$75,000	$587
2023 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	50,000	478	50,000	380
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	50,000	492	50,000	388
2023 Delayed Draw Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	25,000	244	25,000	191
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	25,000	246	25,000	194
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	1,468	55,000	790
						$280,000	$3,657	$280,000	$2,530
The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three months ended March 31, 2024 and 2023 (in thousands):

		Three Months Ended March 31,
		2024	2023
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Income:
Gain recognized in other comprehensive income	Unrealized gain on interest rate derivative instruments	$2,259	$—
Gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(1,132)	$—
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,358	$22,134
The Company expects approximately $3.3 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the condensed consolidated balance sheets as of as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement Date
	March 31, 2024		December 31, 2023
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$3,657	$—	$2,530	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$441,808	$426,599	$442,633	$425,858
Senior Notes	964,747	941,570	964,747	939,826
Revolving Line of Credit	—	—	—	—
Total	$1,406,555	$1,368,169	$1,407,380	$1,365,684
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 6.17% and 6.09% per annum as of March 31, 2024 and December 31, 2023, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

7. Income Taxes
The Company estimated the income tax expense for the three months ended March 31, 2024 using an estimated federal and state combined effective tax rate of 9.90% and recognized an income tax expense of $0.7 million.
The Company estimated the income tax expense for the three months ended March 31, 2023 using an estimated federal and state combined effective tax rate of 31.04% and recognized an income tax expense of $5.2 million.
8. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2024 and 2023 and, as of March 31, 2024, $200 million of common stock remained available for issuance under the ATM Agreement. As of March 31, 2024 and December 31, 2023, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.3 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
During the three months ended March 31, 2024, 468,107 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.51 per share for an aggregate purchase price of $6.3 million. During the three months ended March 31, 2023, 1,905,820 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.03 per share for an aggregate purchase price of $26.7 million. As of March 31, 2024, the Company had approximately $127.4 million remaining under its share repurchase authorization.
Dividends
The Company declared the following dividends during the three months ended March 31, 2024:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.12	March 31, 2024	March 28, 2024	April 15, 2024
Non-Controlling Interest of Common Units in Operating Partnership
As of March 31, 2024, the Operating Partnership had 5,089,607 LTIP Units outstanding, representing a 4.8% partnership interest held by the limited partners. Of the 5,089,607 LTIP Units outstanding at March 31, 2024, 1,687,821 LTIP Units had vested but had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.
During the three months ended March 31, 2024, 42,826 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 42,826 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, all 42,826 Common Units were redeemed for cash totaling $0.7 million.
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
The following table reconciles net income or loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to common stockholders	$8,534	$6,280
Dividends paid on unvested share-based compensation	(99)	(67)
Net income available to common stockholders	$8,435	$6,213

Denominator:
Weighted-average shares outstanding - Basic	101,959,418	111,777,894
Effect of dilutive share-based compensation	405,510	259,475
Weighted-average shares outstanding - Diluted	102,364,928	112,037,369

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.08	$0.06
10. Share-Based Compensation
2015 Incentive Award Plan
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors approved the following awards of restricted stock units under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted-Average Grant Date Fair Value
February 2024	2024 Restricted Stock Units	170,041	92,262	$11.35

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
LTIP Unit Grants
The Compensation Committee of the Board of Directors approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted-Average Grant Date Fair Value
February 2024	2024 LTIP Units	149,221	1,201,212	$7.48
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
A portion of each award of Class A LTIP Units are designated as a number of base units. The base units are designated twenty-five percent (25%) as absolute TSR base units and vest based on achievement of varying levels of the Company's TSR over the three-year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company's TSR as compared to a defined peer group over the three-year performance period. Vesting of Class A LTIP Units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.
LTIP Units (other than unvested Class A LTIP Units), whether vested or unvested, receive the same quarterly per-unit distributions as common units in the Operating Partnership, which equal the per-share distributions on the common stock of the Company. Class A LTIP Units that have not vested receive a quarterly per-unit distribution equal to ten percent (10%) of the distribution paid on common units in the Operating Partnership.
The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of March 31, 2024:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2023	316,500	2,160,198	2,476,698
Granted	262,303	1,350,433	1,612,736
Vested(2)	(80,837)	(108,845)	(189,682)
Unvested as of March 31, 2024	497,966	3,401,786	3,899,752
Weighted-average fair value of unvested shares/units	$11.81	$8.32	$8.77
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the three months ended March 31, 2024 and 2023, 21,642 and 17,613 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

The grant date fair value of the time-based Restricted Stock Units and time-based LTIP Units is determined based on the closing price of the Company’s common stock on the grant date. The grant date fair value of performance-based units is determined based on a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
February 23, 2024
Absolute TSR Restricted Stock Units	25%	$7.75	46.86%	4.57% - 5.31%	3.01%
Relative TSR Restricted Stock Units	75%	$7.74	46.86%	4.57% - 5.31%	3.01%
Absolute TSR Class A LTIP Units	25%	$7.81	46.86%	4.57% - 5.31%	3.01%
Relative TSR Class A LTIP Units	75%	$7.75	46.86%	4.57% - 5.31%	3.01%
Compensation expense related to time-based Restricted Stock Units and time-based LTIP Units is generally recognized on a straight-line basis over the vesting period and compensation expense related to performance-based units is generally recognized on a straight-line basis over the performance period. An acceleration of compensation expense recognition may occur in certain cases where the award recipient has met or will meet the retirement eligibility requirements prior to the vesting date.
The absolute and relative total stockholder returns are market conditions as defined by ASC 718, Compensation - Stock Compensation. Market conditions include provisions wherein the vesting condition is met through the achievement of a specific value of the Company’s common stock, which is total stockholder return in this case. Market conditions differ from other performance awards under ASC 718 in that the probability of attaining the condition (and thus vesting of units or shares) is reflected in the initial grant date fair value of the award. Accordingly, it is not appropriate to reconsider the probability of vesting in the award subsequent to the initial measurement of the award, nor is it appropriate to reverse any of the expense if the condition is not met. As such, once the expense for these awards is measured, the expense must be recognized over the vesting period regardless of whether the target is met, or at what level the target is met. Expense may only be reversed if the holder of the instrument forfeits the award as a result of the holder's termination of service to the Company prior to vesting.
For the three months ended March 31, 2024, the Company recognized approximately $3.9 million of share-based compensation expense related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the three months ended March 31, 2024, the Company capitalized approximately $0.1 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of March 31, 2024, there was $21.1 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2.03 years.
For the three months ended March 31, 2023, the Company recognized approximately $2.6 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the three months ended March 31, 2023, the Company capitalized approximately $0.1 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
11. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the three months ended March 31, 2024 (dollar amounts in thousands):

March 31, 2024
Weighted-average remaining lease term, including reasonably certain extension options(1)	19 years
Weighted-average discount rate	5.71%

ROU asset(2)	$17,551
Lease liability(3)	$18,547

Operating lease rent expense	$542
Variable lease costs	1,067
Total rent and variable lease costs	$1,609
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of March 31, 2024.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2024.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of March 31, 2024 (in thousands):

Year Ending December 31, 2024
2024 (excluding the three months ended March 31, 2024)	$1,618
2025	2,172
2026	2,188
2027	2,204
2028	2,086
Thereafter	22,358
Total undiscounted lease payments	$32,626
Less imputed interest	(14,079)
Lease liability(1)	$18,547
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2024.
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
Management agreements for brand-managed hotels have terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is 27 years. Management agreements for franchised hotels generally contain initial terms between 15 and 20 years with an average remaining term of approximately five years; none of these agreements contemplate renewal or extension of the initial term.
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
The Company incurred management and franchise fee expenses of $10.6 million and $10.2 million for the three months ended March 31, 2024 and 2023, respectively, which are included on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2024 and December 31, 2023, the Company had a balance of $49.6 million and $49.7 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
Renovation and Construction Commitments
As of March 31, 2024, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of March 31, 2024 totaled $64.9 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the impact of macroeconomic factors, including inflation, rising interest rates, a potential domestic and/or global recession, global conflicts, the evolving workforce and wage landscape, capital expenditures, the ability to consummate acquisitions and dispositions of hotel properties, liquidity and derivations thereof, financial performance and potential dividends, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risk factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2024, as may be updated elsewhere in this report and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth; macroeconomic factors and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures, property and other taxes, and insurance which could result in reduced operating profit margins; the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; levels of spending in transient or group business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; decreased business travel for in-person meetings due to virtual meeting technological advancements and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics (such as the COVID-19 pandemic) or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; changes in interest rates and operating costs, including labor and service related costs; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with required brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws, including increases to minimum wages; retention and attraction of our senior management team or key personnel; our ability to identify and consummate additional acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties that we acquire in the future and the risks associated with these hotel properties; disruption resulting from the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters, the physical effects of climate change, civil unrest, terrorism or cyber-attacks and the physical effects and transition-related impacts of climate change; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of March 31, 2024, we owned 32 hotels and resorts, comprising 9,515 rooms across 14 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton, The Kessler Collection and Davidson.
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
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as Revenue Per Available Room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("occupancy"); earnings before interest, income taxes, depreciation and amortization for real estate ("EBITDAre") and Adjusted EBITDAre; and funds from operations ("FFO") and Adjusted FFO. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. RevPAR, ADR, and occupancy may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO.
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 1.6% during the first quarter of 2024, according to the U.S. Department of Commerce, compared to the increase in annual rate growth trend from the third and fourth quarters of 2023 of 4.9% and 3.4%, respectively. The increase during the first quarter reflected increases in consumer spending, residential fixed investment, nonresidential fixed investment and state and local government spending that were partially offset by a decrease in private inventory investment and an increase in imports. In addition, the unemployment rate rose slightly to 3.8% in March 2024 compared to 3.7% in December 2023 and was flat to September 2023. We continue to monitor and evaluate the challenges associated with inflationary pressures, rising interest rates, a potential domestic and/or global recession, global conflicts, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand decreased 1.4% during the three months ended March 31, 2024 while hotel supply increased 0.6% during the same period. An increase in ADR of 2.2% was partially offset by a decrease in occupancy of 2.0% which led to an increase in industry RevPAR of 0.2% for the three months ended March 31, 2024 compared to 2023.
First Quarter 2024 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, decreased 1.5% to $176.86 for the three months ended March 31, 2024 compared to $179.55 for the three months ended March 31, 2023. The decrease in our total portfolio RevPAR for the three months ended March 31, 2024 compared to the same period in 2023 was driven primarily by renovation disruption and normalizing leisure demand. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio. Excluding Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch ("Hyatt Regency Scottsdale"), which is undergoing a transformative renovation, total portfolio RevPAR increased 3.7% to $178.07 for the three months ended March 31, 2024 compared to $171.69 for the three months ended March 31, 2023.
Net income increased 36.8% for the three months ended March 31, 2024 compared the three months ended March 31, 2023, which was primarily attributed to a $4.5 million reduction in income tax expense, a $1.8 million reduction in depreciation and amortization expense, a $1.8 million reduction in interest expense, a $1.1 million reduction in loss on extinguishment of debt, a $1.1 million increase in other income, a $0.7 million increase in gain on business interruption and a $0.2 reduction in operating loss attributed to hotels sold in 2022. These increases were partially offset by a $6.4 million decrease in hotel operating income, a $1.5 million increase in general and administrative costs, a $0.6 million increase in other operating expenses and a $0.3 million increase in impairment and other losses.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2024 decreased 8.5% and increased 0.6%, respectively, compared to the three months ended March 31, 2023. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023		Change
Number of properties at January 1	32	32		—
Number of properties at March 31	32	32		—

Number of rooms at January 1	9,514	9,508		6
Rooms in properties acquired(1)	1	—		1
Number of rooms at March 31	9,515	9,508		7

	Three Months Ended March 31,
	2024	2023		Change
Total Portfolio Statistics:
Occupancy	67.4%	66.1%	130	bps
ADR	$262.39	$271.79		(3.5)%
RevPAR	$176.86	$179.55		(1.5)%
(1)    In March 2024, we added one newly created room at Grand Bohemian Hotel Orlando, Autograph Collection.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenues:
Rooms revenues	$153,124	$153,645	$(521)	(0.3)%
Food and beverage revenues	92,773	96,124	(3,351)	(3.5)%
Other revenues	21,591	19,204	2,387	12.4%
Total revenues	$267,488	$268,973	$(1,485)	(0.6)%

Rooms revenues
Rooms revenues for our total portfolio decreased $0.5 million, or 0.3%, to $153.1 million for the three months ended March 31, 2024 from $153.6 million for the three months ended March 31, 2023 driven primarily by renovation disruption and normalizing leisure demand which was partially offset by an increase in occupancy. Excluding Hyatt Regency Scottsdale, which is undergoing a transformative renovation, rooms revenues for the three months ended March 31, 2024 increased $6.9 million, or 4.9%, when compared to the prior period.
Food and beverage revenues
Food and beverage revenues decreased $3.4 million, or 3.5%, to $92.8 million for the three months ended March 31, 2024 from $96.1 million for the three months ended March 31, 2023 primarily due to renovation disruption and normalizing leisure demand which was partially offset by an increase in occupancy. Excluding Hyatt Regency Scottsdale, food and beverage revenues for the three months ended March 31, 2024 increased $2.8 million, or 3.3%, when compared to the prior period.
Other revenues
Other revenues increased $2.4 million, or 12.4%, to $21.6 million for the three months ended March 31, 2024 from $19.2 million for the three months ended March 31, 2023 primarily as a result of increased occupancy which was partially offset by renovation disruption. Excluding Hyatt Regency Scottsdale, other revenues for the three months ended March 31, 2024 increased $3.0 million, or 17.8%, when compared to the prior period.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Hotel operating expenses:
Rooms expenses	$38,193	$36,203	$1,990	5.5%
Food and beverage expenses	60,480	60,687	(207)	(0.3)%
Other direct expenses	6,087	5,698	389	6.8%
Other indirect expenses	67,633	66,499	1,134	1.7%
Management and franchise fees	10,633	10,189	444	4.4%
Total hotel operating expenses	$183,026	$179,276	$3,750	2.1%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $3.8 million, or 2.1%, to $183.0 million for the three months ended March 31, 2024 from $179.3 million for the three months ended March 31, 2023 largely due to increasing labor costs. Excluding Hyatt Regency Scottsdale, total hotel operating expenses for the three months ended March 31, 2024 increased $8.7 million, or 5.2%, when compared to the prior period.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Depreciation and amortization	$31,964	$33,741	$(1,777)	(5.3)%
Real estate taxes, personal property taxes and insurance	13,493	12,470	1,023	8.2%
Ground lease expense	786	710	76	10.7%
General and administrative expenses	10,258	8,783	1,475	16.8%
Gain on business interruption insurance	(745)	—	(745)	(100.0)%
Other operating expenses	830	232	598	257.8%
Impairment and other losses	250	—	250	100.0%
Total corporate and other expenses	$56,836	$55,936	$900	1.6%
Depreciation and amortization
Depreciation and amortization expense decreased $1.8 million, or 5.3%, to $32.0 million for the three months ended March 31, 2024 from $33.7 million for the three months ended March 31, 2023. This decrease was primarily attributed to fully depreciated assets during the comparable periods partially offset by the timing of new assets being placed in service.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $1.0 million, or 8.2%, to $13.5 million for the three months ended March 31, 2024 from $12.5 million for the three months ended March 31, 2023. This increase was primarily attributed to a $0.5 million increase in insurance premiums and a $0.5 million increase in real estate taxes compared to the prior period.

Ground lease expense
Ground lease expense increased $0.1 million, or 10.7%, to $0.8 million for the three months ended March 31, 2024 from $0.7 million for the three months ended March 31, 2023. The increase was primarily attributable to an increase in percentage rent in 2024, which is based on revenues at certain hotels with ground leases, compared to the prior period.
General and administrative expenses
General and administrative expenses increased $1.5 million, or 16.8%, to $10.3 million for the three months ended March 31, 2024 from $8.8 million for the three months ended March 31, 2023. This increase is primarily due an increase in stock compensation expense resulting from the acceleration of expense recognition for awards granted to participants that have met or will meet retirement eligibility requirements prior to the applicable vesting dates. In addition, professional fees increased $0.2 million primarily related to the timing of the fee accrual.
Gain on business interruption insurance
Gain on business interruption insurance was $0.7 million for the three months ended March 31, 2024, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023.
Other operating expenses
Other operating expenses increased $0.6 million, or 257.8% to $0.8 million for the three months ended March 31, 2024 from $0.2 million for the three months ended March 31, 2023. This increase was primarily attributed to the recognition of pre-opening costs and a net increase in franchise tax expense.
Impairment and other losses
For the three months ended March 31, 2024, the Company expensed $0.3 million of repair and cleanup costs related to The Ritz-Carlton, Denver which experienced damage as a result of winter storms in January 2024.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Non-operating income and expenses:
Other income	$2,427	$1,284	$1,143	89.0%
Interest expense	(20,358)	(22,134)	1,776	8.0%
Loss on extinguishment of debt	—	(1,140)	1,140	100.0%
Income tax expense	(728)	(5,218)	4,490	86.0%
Other income
Other income increased $1.1 million, or 89.0%, to $2.4 million for the three months ended March 31, 2024 from $1.3 million for the three months ended March 31, 2023. The increase is primarily attributed to the recognition of a $1.0 million gain on insurance recovery related to damage sustained during a restaurant kitchen fire which occurred in 2023. Additionally, during the first quarter of 2023, $1.4 million of loan costs were expensed in connection with the refinancing of the prior corporate credit facility. These increases were partially offset by a decrease in interest income primarily due to lower cash balances during the respective periods.
Interest expense
Interest expense decreased $1.8 million, or 8.0%, to $20.4 million for the three months ended March 31, 2024 from $22.1 million for the three months ended March 31, 2023. The decrease was primarily due to the impact of interest rate swaps entered into during the second quarter of 2023, reduced interest expense related to the repurchase and retirement of $35.3 million aggregate principal of 6.375% 2020 Senior Notes due 2025 during 2023 and capitalized interest of $0.7 million during the first quarter of 2024. These decreases were partially offset by an increase attributed to rising interest rates on variable debt and higher average outstanding term loan debt.

Loss on extinguishment of debt
The loss on extinguishment of debt of $1.1 million for the three months ended March 31, 2023 was primarily attributable to the write-off of certain unamortized debt issuance costs associated with the prior revolving credit facility, which was refinanced with the revolving line of credit in January 2023, as well as the early repayments of the corporate credit facility term loan that was due to mature in September 2024 and one mortgage loan.
Income tax expense
Income tax expense decreased $4.5 million, or 86.0% to $0.7 million for the three months ended March 31, 2024 from $5.2 million for the three months ended March 31, 2023. The decrease from prior year is primarily attributable to lower projected taxable income during the first quarter when compared to the prior period and the use of federal and state net operating loss carryforwards.
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
Liquidity
As of March 31, 2024, we had $140.1 million of consolidated cash and cash equivalents and $56.8 million of restricted cash and escrows. The restricted cash as of March 31, 2024 primarily consisted of $49.6 million related to FF&E reserves as required per the terms of our management and franchise agreements, $5.0 million in deposits made for capital projects and cash held in restricted escrows of $2.2 million primarily for real estate taxes and mortgage escrows.
As of March 31, 2024, there was no outstanding balance on our revolving line of credit and the full $450 million was available to be borrowed.
As of March 31, 2024, we had $200 million available for sale under the ATM Agreement.
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
We believe that our cash position, short-term investments, cash from operations, borrowing capacity under our revolving line of credit, and access to the capital markets, including pursuant to our ATM program, will be adequate to meet all of our funding requirements and capital deployment objectives both in the short-term and long-term.
Debt and Loan Covenants
As of March 31, 2024, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.47%.
Mortgage Loans
Our mortgage loan agreements require contributions to be made to FF&E reserves and the compliance with certain financial covenants.

Corporate Credit Facilities
The $450 million revolving line of credit matures in January 2027 and can be extended up to an additional year. The interest rate on the revolving line of credit is based on a pricing grid with a range of 145 to 275 basis points over the applicable Term SOFR rate as determined by the Company’s leverage ratio, subject to a 10-basis point credit spread adjustment and a zero basis point floor. The 2023 Term Loans mature in March 2026, can be extended up to an additional year and bear interest rates consistent with the pricing grid on the revolving line of credit.
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
Debt Covenants
As of March 31, 2024, we were not in compliance with a debt covenant on one mortgage loan due to disruption from a significant renovation taking place during the prior trailing 12 months. This did not result in an event of default but allows the lender the option to institute a cash sweep until covenant compliance is achieved for a period of time specified in the loan agreement. The cash sweep permits the lender to withdraw excess cash generated by the collateralized property into a separate bank account that the lender controls and that may be used to reduce the amount of the outstanding loan balance. The lender agreed to waive this covenant through March 31, 2024. As of March 31, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the revolving line of credit, corporate credit facility term loans, remaining mortgage loans or Senior Notes.
Derivatives
As of March 31, 2024, we had six interest rate swaps with an aggregate notional amount of $280.0 million. These swaps fix the variable interest rate on one mortgage loan for a portion of the term and fix SOFR for a portion of the terms of the 2023 Term Loans. The 2023 Term Loans spread may vary, as it is determined by our leverage ratio.
Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2024. As of March 31, 2024, we had $200 million available for sale under the ATM Agreement.
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
During the three months ended March 31, 2024, 468,107 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.51 per share for an aggregate purchase price of $6.3 million. During the three months ended March 31, 2023, 1,905,820 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.03 per share for an aggregate purchase price of $26.7 million. As of March 31, 2024, we had approximately $127.4 million remaining under our share repurchase authorization.
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
As of March 31, 2024 and December 31, 2023, we had a total of $49.6 million and $49.7 million, respectively, of FF&E reserves. During the three months ended March 31, 2024 and 2023, we made total capital expenditures $33.4 million and $11.6 million, respectively.
Off-Balance Sheet Arrangements
As of March 31, 2024, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of March 31, 2024 totaled $64.9 million.
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
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$24,730	$30,313
Net cash used in investing activities	(32,271)	(10,563)
Net cash used in financing activities	(18,578)	(44,300)
Net decrease in cash and cash equivalents and restricted cash	$(26,119)	$(24,550)
Cash and cash equivalents and restricted cash, at beginning of period	223,075	365,910
Cash and cash equivalents and restricted cash, at end of period	$196,956	$341,360
Operating
•Cash provided by operating activities was $24.7 million and $30.3 million for the three months ended March 31, 2024 and 2023, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net decrease to cash provided by operating activities during the three months ended March 31, 2024 was primarily due to the timing of working capital transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2024 and 2023.
Investing
•Cash used in investing activities was $32.3 million and $10.6 million for the three months ended March 31, 2024 and 2023, respectively. Cash used in investing activities for the three months ended March 31, 2024 was attributed to $33.4 million in capital improvements at our hotel properties, which was partially offset by $1.0 million of proceeds from property insurance and $0.2 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the three months ended March 31, 2023 was attributed to $11.6 million in capital improvements at our hotel properties, which was partially offset by $1.1 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $18.6 million and $44.3 million for the three months ended March 31, 2024 and 2023, respectively. Cash used in financing activities for the three months ended March 31, 2024 was attributed (i) to the payment of $10.4 million in dividends, (ii) the repurchase of common stock totaling $6.3 million, (iii) principal payments of mortgage debt totaling $0.8 million, (iv) the redemption of Operating Partnership Units for cash of $0.7 million and (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million. Cash used in financing activities for the three months ended March 31, 2023 was attributed to (i) the repayment of the prior corporate credit facility term loan maturing in 2024 totaling $125.0 million, (ii) the repayment of mortgage debt totaling $99.5 million, (iii) the repurchase of common stock totaling $26.7 million, (iv) the payment of $11.5 million in dividends, (v) payment of loan fees and issuance costs of $5.6 million, (vi) principal payments of mortgage debt totaling $0.9 million and (vii) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million, which was partially offset (y) by proceeds from the 2023 Term Loans totaling $225 million and (z) proceeds from the amendment of one mortgage loan of $0.4 million.
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$8,967	$6,553
Adjustments:
Interest expense	20,358	22,134
Income tax expense	728	5,218
Depreciation and amortization	31,964	33,741
EBITDA and EBITDAre	$62,017	$67,646

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(80)	$(73)
Gain on insurance recoveries(1)	(1,010)	—
Loss on extinguishment of debt	—	1,140
Amortization of share-based compensation expense	3,897	2,591
Non-cash ground rent and straight-line rent expense	(138)	(4)
Other non-recurring expenses(2)	565	—
Adjusted EBITDAre attributable to common stock and unit holders	$65,251	$71,300
(1)     During the three months ended March 31, 2024, the Company recorded $1.0 million of insurance proceeds in excess of recognized losses related to damage sustained during a restaurant kitchen fire which occurred in 2023. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
(2)     During the three months ended March 31, 2024, the Company incurred $0.3 million of pre-opening expenses in connection with opening of a restaurant at The Ritz-Carlton, Denver. Additionally, during the three months ended March 31, 2024, the Company expensed $0.3 million of repair and cleanup costs related to The Ritz-Carlton, Denver which experienced damage as a result of winter storms in January 2024.

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$8,967	$6,553
Adjustments:
Depreciation and amortization related to investment properties	31,884	33,668
FFO attributable to common stock and unit holders	$40,851	$40,221

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$(1,010)	$—
Loss on extinguishment of debt	—	1,140
Loan related costs, net of adjustment related to non-controlling interests(2)	1,333	1,282
Amortization of share-based compensation expense	3,897	2,591
Non-cash ground rent and straight-line rent expense	(138)	(4)
Other non-recurring expenses(3)	565	—
Adjusted FFO attributable to common stock and unit holders	$45,498	$45,230
(1)     During the three months ended March 31, 2024, the Company recorded $1.0 million of insurance proceeds in excess of recognized losses related to damage sustained during a restaurant kitchen fire which occurred in 2023. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
(2)     Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(3)     During the three months ended March 31, 2024, the Company incurred $0.3 million of pre-opening expenses in connection with opening of a restaurant at The Ritz-Carlton, Denver. Additionally, during the three months ended March 31, 2024, the Company expensed $0.3 million of repair and cleanup costs related to The Ritz-Carlton, Denver which experienced damage as a result of winter storms in January 2024.
Use and Limitations of Non-GAAP Financial Measures
EBITDA, EBITDAre, Adjusted EBITDAre, FFO, and Adjusted FFO do not represent cash generated from operating activities under GAAP and should not be considered as alternatives to net income or loss, operating profit, cash flows from operations or any other operating performance measure prescribed by GAAP. Although we present and use EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO because we believe they are useful to investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs that report similar measures, the use of these non-GAAP measures has certain limitations as analytical tools. These non-GAAP financial measures are not measures of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to fund capital expenditures, contractual commitments, working capital, service debt or make cash distributions. These measurements do not reflect cash expenditures for long-term assets and other items that we have incurred and will incur. These non-GAAP financial measures may include funds that may not be available for management's discretionary use due to functional requirements to conserve funds for capital expenditures, property acquisitions, and other commitments and uncertainties. These non-GAAP financial measures as presented may not be comparable to non-GAAP financial measures as calculated by other real estate companies.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 in the accompanying condensed consolidated financial statements included herein.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2024 and December 31, 2023, all of our variable rate debt was fixed by interest rate swaps and, as a result, an increase or decrease of 1% in market interest rates would not have an impact on our interest expense, future earnings or cash flows through the date of the earliest maturity of our interest rate hedges, which is mid-February 2025.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swap agreements to hedge interest rate risk. Refer to Note 4 in the accompanying condensed consolidated financial statements included herein, for our mortgage debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2024, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$2,530	$469,178	$55,381	$101,386	$—	$500,000	$1,128,475	$1,094,802
Variable rate debt	—	—	225,000	1,002	52,078	—	278,080	273,367
Total	$2,530	$469,178	$280,381	$102,388	$52,078	$500,000	$1,406,555	$1,368,169
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.59%	6.36%	4.56%	4.63%	—%	4.88%	5.45%	5.79%
Variable rate debt	—%	—%	5.50%	5.72%	5.72%	—%	5.54%	7.66%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 4 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of March 31, 2024.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Repurchase Program during the period ended March 31, 2024:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1 to January 31, 2024	463,707	$13.51	463,707	$127,471
February 1 to February 29, 2024	4,400	$13.78	4,400	$127,410
March 1 to March 31, 2024	—	$—	—	$127,410
Total	468,107	$13.51	468,107

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2024, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

10.1+*	Form of Time-Based LTIP Unit Agreement (2024)

10.2+*	Form of Class A Performance LTIP Unit Agreement (2024)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
+    Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

May 3, 2024

/s/ MARCEL VERBAAS
Marcel Verbaas
Chair and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)