Form 10-Q
period 2024-06-30
Xenia Hotels & Resorts, Inc.
filed 2024-08-02
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 1, 2024, there were 101,963,677 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2024 and December 31, 2023
(Dollar amounts in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets:	(Unaudited)	(Audited)
Investment properties:
Land	$455,907	$460,307
Buildings and other improvements	3,128,031	3,097,711
Total	$3,583,938	$3,558,018
Less: accumulated depreciation	(1,012,425)	(963,052)
Net investment properties	$2,571,513	$2,594,966
Cash and cash equivalents	143,612	164,725
Restricted cash and escrows	61,490	58,350
Accounts and rents receivable, net of allowance for doubtful accounts	34,661	32,432
Intangible assets, net of accumulated amortization of $269 and $241, respectively	4,870	4,898
Deferred tax assets (Note 8)	5,041	—
Other assets	57,516	46,856
Assets held for sale (Note 4)	28,034	—
Total assets	$2,906,737	$2,902,227
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,395,324	$1,394,906
Accounts payable and accrued expenses	106,016	102,389
Distributions payable	12,607	10,788
Other liabilities	71,764	76,647
Liabilities associated with assets held for sale (Note 4)	1,034	—
Total liabilities	$1,586,745	$1,584,730
Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 101,963,677 and 102,372,589 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$1,020	$1,024
Additional paid in capital	1,929,304	1,934,775
Accumulated other comprehensive income	3,068	2,439
Accumulated distributions in excess of net earnings	(647,658)	(647,246)
Total Company stockholders' equity	$1,285,734	$1,290,992
Non-controlling interests	34,258	26,505
Total equity	$1,319,992	$1,317,497
Total liabilities and equity	$2,906,737	$2,902,227
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rooms revenues	$160,786	$157,942	$313,910	$311,587
Food and beverage revenues	89,080	92,033	181,853	188,157
Other revenues	23,038	21,091	44,629	40,295
Total revenues	$272,904	$271,066	$540,392	$540,039
Expenses:
Rooms expenses	39,028	37,153	77,221	73,356
Food and beverage expenses	60,634	59,989	121,114	120,676
Other direct expenses	6,757	6,014	12,844	11,712
Other indirect expenses	69,749	66,255	137,382	132,754
Management and franchise fees	9,651	9,226	20,284	19,415
Total hotel operating expenses	$185,819	$178,637	$368,845	$357,913
Depreciation and amortization	31,823	33,490	63,787	67,231
Real estate taxes, personal property taxes and insurance	13,340	12,808	26,833	25,278
Ground lease expense	837	784	1,623	1,494
General and administrative expenses	10,341	9,972	20,599	18,755
Gain on business interruption insurance	—	—	(745)	—
Other operating expenses	377	378	1,207	610
Impairment and other losses	100	—	350	—
Total expenses	$242,637	$236,069	$482,499	$471,281
Operating income	$30,267	$34,997	$57,893	$68,758
Other income	1,945	2,897	4,372	4,181
Interest expense	(20,245)	(21,650)	(40,603)	(43,784)
Loss on extinguishment of debt	—	(29)	—	(1,169)
Net income before income taxes	$11,967	$16,215	$21,662	$27,986
Income tax (expense) benefit	4,146	(1,803)	3,418	(7,021)
Net income	$16,113	$14,412	$25,080	$20,965
Net income attributable to non-controlling interests (Note 1)	(775)	(620)	(1,208)	(893)
Net income attributable to common stockholders	$15,338	$13,792	$23,872	$20,072

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted income per share:
Net income per share available to common stockholders - basic and diluted	$0.15	$0.12	$0.23	$0.18
Weighted-average number of common shares (basic)	101,963,677	109,304,694	101,961,559	110,535,092
Weighted-average number of common shares (diluted)	102,348,982	109,511,862	102,357,116	110,768,602

Comprehensive income:
Net income	$16,113	$14,412	$25,080	$20,965
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	694	5,906	2,953	5,906
Reclassification adjustment for amounts recognized in net income (interest expense)	(1,128)	(460)	(2,260)	(460)
	$15,679	$19,858	$25,773	$26,411
Comprehensive income attributable to non-controlling interests (Note 1)	(754)	(849)	(1,272)	(1,122)
Comprehensive income attributable to the Company	$14,925	$19,009	$24,501	$25,289
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at March 31, 2024	101,963,677	$1,020	$1,928,667	$3,481	$(650,702)	$29,573	$1,312,039
Net income	—	—	—	—	15,338	775	16,113
Dividends, common share / units ($0.12)	—	—	—	—	(12,294)	(272)	(12,566)
Share-based compensation	—	—	637	—	—	4,203	4,840
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	661	—	33	694
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,074)	—	(54)	(1,128)
Balance at June 30, 2024	101,963,677	$1,020	$1,929,304	$3,068	$(647,658)	$34,258	$1,319,992

Balance at March 31, 2023	110,661,486	$1,107	$2,036,707	$—	$(628,060)	$21,118	$1,430,872
Net income	—	—	—	—	13,792	620	14,412
Repurchase of common shares, net	(2,539,888)	(25)	(31,923)	—	—	—	(31,948)
Dividends, common share / units ($0.10)	—	—	—	—	(10,850)	(231)	(11,081)
Share-based compensation	—	—	481	—	—	3,589	4,070
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	5,658	—	248	5,906
Reclassification adjustment for amounts recognized in net income	—	—	—	(441)	—	(19)	(460)
Balance at June 30, 2023	108,121,598	$1,082	$2,005,265	$5,217	$(625,118)	$25,325	$1,411,771
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2023	102,372,589	$1,024	$1,934,775	$2,439	$(647,246)	$26,505	$1,317,497
Net income	—	—	—	—	23,872	1,208	25,080
Repurchase of common shares, net	(468,107)	(5)	(6,319)	—	—	—	(6,324)
Dividends, common share / units ($0.24)	—	—	—	—	(24,284)	(542)	(24,826)
Share-based compensation	80,837	1	1,182	—		7,678	8,861
Shares redeemed to satisfy tax withholding on vested share-based compensation	(21,642)	—	(334)	—	—	—	(334)
Redemption of Operating Partnership Units	—	—	—	—	—	(655)	(655)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,781	—	172	2,953
Reclassification adjustment for amounts recognized in net income	—	—	—	(2,152)	—	(108)	(2,260)
Balance at June 30, 2024	101,963,677	$1,020	$1,929,304	$3,068	$(647,658)	$34,258	$1,319,992

Balance at December 31, 2022	112,519,672	$1,126	$2,063,273	$—	$(623,216)	$18,825	$1,460,008
Net income	—	—	—	—	20,072	893	20,965
Repurchase of common shares, net	(4,445,708)	(44)	(58,650)	—	—	—	(58,694)
Dividends, common shares / units ($0.20)	—	—	—	—	(21,974)	(459)	(22,433)
Share-based compensation	65,247	—	900	—	—	5,837	6,737
Shares redeemed to satisfy tax withholding on vested share-based compensation	(17,613)	—	(258)	—	—	—	(258)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	5,658	—	248	5,906
Reclassification adjustment for amounts recognized in net income	—	—	—	(441)	—	(19)	(460)
Balance at June 30, 2023	108,121,598	$1,082	$2,005,265	$5,217	$(625,118)	$25,325	$1,411,771
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$25,080	$20,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,733	67,124
Non-cash ground rent and amortization of other intangibles	54	107
Amortization of debt premiums, discounts, and financing costs	2,715	2,295
Loss on extinguishment of debt	—	1,169
Gain on insurance recoveries	(1,447)	(535)
Share-based compensation expense	8,572	6,559
Deferred interest expense	—	(1,296)
Changes in assets and liabilities:
Accounts and rents receivable	(2,372)	4,325
Other assets	(15,749)	988
Accounts payable and accrued expenses	1,955	(6,521)
Other liabilities	(602)	5,493
Net cash provided by operating activities	$81,939	$100,673
Cash flows from investing activities:
Capital expenditures	(69,267)	(33,996)
Proceeds from property insurance	1,102	535
Performance guaranty payments	151	1,239
Net cash used in investing activities	$(68,014)	$(32,222)
Cash flows from financing activities:
Proceeds from mortgage debt modification	—	440
Payoff of mortgage debt	—	(99,488)
Principal payments of mortgage debt	(1,659)	(1,686)
Proceeds from 2023 Term Loans	—	225,000
Principal payments on Corporate Credit Facility Term Loan	—	(125,000)
Repurchase of 2020 Senior Notes	—	(29,705)
Payment of loan fees and issuance costs	—	(5,554)
Payment of loan modification fees	—	(25)
Repurchase of common shares	(6,324)	(58,694)
Redemption of Operating Partnership Units	(655)	—
Dividends and dividend equivalents	(22,909)	(22,759)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(351)	(578)
Net cash used in financing activities	$(31,898)	$(118,049)
Net decrease in cash and cash equivalents and restricted cash	(17,973)	(49,598)
Cash and cash equivalents and restricted cash, at beginning of period	223,075	365,910
Cash and cash equivalents and restricted cash, at end of period	$205,102	$316,312

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$143,612	$255,291
Restricted cash	61,490	61,021
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$205,102	$316,312

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$39,622	$43,968
Cash paid for taxes	1,716	3,745

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$1,236	$4,685
Distributions payable	12,607	11,101
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of June 30, 2024, the Company collectively owned 95.2% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 4.8% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of June 30, 2024 and 2023, the Company owned 32 lodging properties.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2024. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
For the six months ended June 30, 2024, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. For the six months ended June 30, 2023, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

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
Impairment
Long-lived assets and intangibles
The Company assesses the carrying values of the respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Events or circumstances that may cause a review include, but are not limited to, when (1) a hotel property experiences a significant decrease in the market price of the long-lived asset, (2) a hotel property experiences a current or projected loss from operations combined with a history of operating or cash flow losses, (3) it becomes more likely than not that a hotel property will be sold before the end of its useful life, (4) an accumulation of costs is significantly in excess of the amount originally expected for the acquisition, construction or renovation of a long-lived asset, (5) adverse changes in demand occur for lodging at a specific property due to declining national or local economic conditions and/or new hotel construction in markets where the hotel is located, (6) there is a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset, and/or (7) there is a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment charge to the extent that the carrying value exceeds fair value.
For the three and six months ended June 30, 2024, the Company expensed $0.1 million and $0.4 million, respectively, of repair and clean up costs related to damage sustained at one property. These amounts are included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income for the periods then ended.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the three and six months ended June 30, 2024, the Company recorded $0.4 million and $1.4 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. For the three and six months ended June 30, 2023, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. These amounts are included in other income on the condensed consolidated statement of operations and comprehensive income for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurers. During the six months ended June 30, 2024, the Company recognized $0.7 million in business interruption insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023. This amount is included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive income for the period then ended.
Investment Properties Held for Sale
In determining whether to classify an investment property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale, in its present condition; (iii) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its fair value; (iv) the Company has initiated a program to locate a buyer; (v) the Company believes that the sale of the investment property is probable; (vi) the Company has received a significant non-refundable deposit for the purchase of the property; and (vii) the actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.
If all of the above criteria are met, the Company classifies the investment property as held for sale. On the day that these criteria are met, the Company suspends depreciation and amortization on the investment properties held for sale. The investment properties, other assets and liabilities associated with those investment properties that are held for sale are classified separately on the condensed consolidated balance sheet for the most recent reporting period and are presented at the lesser of the carrying value or fair value, less costs to sell.
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
At June 30, 2024 and December 31, 2023, deferred financing costs related to the revolving line of credit were $9.6 million, offset by accumulated amortization of $6.3 million and $5.7 million, respectively. At June 30, 2024 and December 31, 2023, deferred financing costs related to all other debt were $24.3 million, offset by accumulated amortization of $13.9 million and $11.8 million, respectively.
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
In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures and updates are related to the rate reconciliation and income taxes paid disclosures, requiring (1) the consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosures to its consolidated financial statements.

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2024	June 30, 2024
Orlando, FL	$33,010	$77,561
Houston, TX	28,718	59,315
San Diego, CA	26,941	49,631
Dallas, TX	20,172	40,876
Phoenix, AZ	15,801	38,933
Atlanta, GA	18,554	35,019
San Francisco/San Mateo, CA	14,071	28,183
Nashville, TN	15,927	27,272
Washington, DC-MD-VA	14,660	25,537
Portland, OR	13,614	25,386
Other	71,436	132,679
Total	$272,904	$540,392

	Three Months Ended	Six Months Ended
Primary Markets	June 30, 2023	June 30, 2023
Orlando, FL	$34,052	$74,460
Phoenix, AZ	24,912	62,385
Houston, TX	26,873	54,332
San Diego, CA	24,628	46,603
Dallas, TX	17,261	37,211
Atlanta, GA	16,974	32,475
Nashville, TN	17,338	28,305
San Francisco/San Mateo, CA	13,869	27,247
Washington, DC-MD-VA	13,142	24,049
Portland, OR	13,442	24,021
Other	68,575	128,951
Total	$271,066	$540,039
4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
During the three months ended June 2024, the Company entered into an agreement to sell the 107-room Lorien Hotel & Spa, in Alexandria, Virginia for a sale price of $30.0 million and the buyer funded an at-risk deposit. The sale closed on July 9, 2024 for an estimated gain of approximately $1.8 million. Net cash proceeds from the sale, after transaction closing costs, were $29.1 million. As of June 30, 2024, the hotel's assets and liabilities were classified as held for sale on the condensed consolidated balance sheet for the period then ended.

Held for Sale
The following represents the major classes of assets and liabilities associated with the property held for sale as of June 30, 2024 (in thousands):

June 30, 2024
Land	$4,365
Buildings and other improvements	37,247
Total	$41,612
Less: accumulated depreciation	(14,207)
Net investment properties	$27,405
Accounts and rents receivable, net of allowance for doubtful accounts	143
Other assets	486
Total assets held for sale	$28,034

Accounts payable and accrued expenses	693
Other liabilities	341
Total liabilities associated with assets held for sale	$1,034
The operating results of the hotel that was held for sale as of June 30, 2024 is included in the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2024 and 2023, respectively.
5. Debt
Debt as of June 30, 2024 and December 31, 2023 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	June 30, 2024	December 31, 2023
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	$53,921	$54,522
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	107,053	108,111
Andaz Napa	Fixed (2)	5.72%		1/19/2028	55,000	55,000
Total Mortgage Loans		4.88%	(3)		$215,974	$217,633
Corporate Credit Facilities
2023 Initial Term Loan	Fixed (4)	5.65%		3/1/2026	125,000	125,000
2023 Delayed Draw Term Loan	Fixed (4)	5.65%		3/1/2026	100,000	100,000
Revolving Line of Credit	Variable (5)	7.23%		1/11/2027	—	—
Total Corporate Credit Facilities					$225,000	$225,000
2020 Senior Notes $500M	Fixed	6.38%		8/15/2025	464,747	464,747
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (6)					(10,397)	(12,474)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.50%	(3)		$1,395,324	$1,394,906
(1)The rates shown represent the annual interest rates as of June 30, 2024. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(3)Represents the weighted-average interest rate as of June 30, 2024.
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
Mortgage Loans
Of the total outstanding debt at June 30, 2024, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.
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
As of June 30, 2024, there was no outstanding balance on the revolving line of credit. During the three and six months ended June 30, 2024, the Company incurred unused commitment fees of approximately $0.3 million and $0.7 million, respectively, and did not incur interest expense. During the three and six months ended June 30, 2023, the Company incurred unused commitment fees of approximately $0.4 million and $0.7 million, respectively, and did not incur interest expense.
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
Financial Covenants
As of June 30, 2024, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the revolving line of credit, corporate credit facility term loans, mortgage loans or Senior Notes.
Debt Outstanding
Total debt outstanding as of June 30, 2024 and December 31, 2023 was $1,406 million and $1,407 million, respectively, and had a weighted-average interest rate of 5.50% and 5.47% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2024	Weighted- Average Interest Rate
2024	$1,696	4.59%
2025	469,178	6.36%
2026	280,381	5.43%
2027	102,388	4.64%
2028	52,078	5.72%
Thereafter	500,000	4.88%
Total Debt	$1,405,721	5.50%
Revolving Line of Credit (matures in 2027)	—	7.23%
Loan premiums, discounts and unamortized deferred financing costs, net	(10,397)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,395,324	5.50%

During the six months ended June 30, 2023, the Company capitalized $5.6 million of deferred financing costs and expensed $1.7 million of debt-related legal fees which were included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
During the six months ended June 30, 2023, in connection with the refinancing of the prior revolving credit facility, the repayment of the prior corporate credit facility term loan and the repayment of one mortgage loan, the Company wrote off unamortized deferred financing costs of $1.1 million, which is included in loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive income for the period then ended.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of June 30, 2024, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income. Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments held by the Company with the right of offset in a net asset position are included in other assets on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instruments held by the Company as of June 30, 2024 and December 31, 2023, respectively (in thousands):

						June 30, 2024		December 31, 2023
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2023 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/10/2023	2/10/2025	$75,000	$577	$75,000	$587
2023 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	50,000	379	50,000	380
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	50,000	394	50,000	388
2023 Delayed Draw Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	25,000	196	25,000	191
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	25,000	197	25,000	194
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	1,480	55,000	790
						$280,000	$3,223	$280,000	$2,530
The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2024 and 2023 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Income:
Gain recognized in other comprehensive income	Unrealized gain on interest rate derivative instruments	$694	$5,906	$2,953	$5,906
Gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(1,128)	$(460)	$(2,260)	$(460)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,245	$21,650	$40,603	$43,784

The Company expects approximately $2.7 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the condensed consolidated balance sheets as of as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement Date
	June 30, 2024		December 31, 2023
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$3,223	$—	$2,530	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$440,974	$426,751	$442,633	$425,858
Senior Notes	964,747	946,184	964,747	939,826
Revolving Line of Credit	—	—	—	—
Total	$1,405,721	$1,372,935	$1,407,380	$1,365,684
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 6.21% and 6.09% per annum as of June 30, 2024 and December 31, 2023, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company estimated an income tax benefit for the three and six months ended June 30, 2024 using an estimated federal and state combined effective tax rate of (33.25)% and recognized an income tax benefit of $4.1 million and $3.4 million, respectively. During the three and six months ended June 30, 2024, the Company recognized an income tax benefit of $5.0 million due to the release of a valuation allowance on certain deferred tax assets causing the year to date effective tax rate to be significantly different from our historical annual effective tax rate.
The Company estimated income tax expense for the three and six months ended June 30, 2023 using an estimated federal and state combined effective tax rate of 23.68% and recognized income tax expense of $1.8 million and $7.0 million, respectively.
The Company considers various factors, including cumulative losses, the future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies when assessing the realizability of its deferred tax assets. As of June 30, 2024, the Company has determined there is sufficient positive evidence to conclude it is more likely than not a portion of the deferred tax assets related to certain state net operating loss carryforwards is realizable and therefore recorded a $5.0 million reduction in the related valuation allowance.
9. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2024 and 2023 and, as of June 30, 2024, $200 million of common stock remained available for issuance under the ATM Agreement. As of June 30, 2024 and December 31, 2023, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.4 million and $0.3 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
During the six months ended June 30, 2024, 468,107 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.51 per share for an aggregate purchase price of $6.3 million. During the six months ended June 30, 2023, 4,445,708 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.20 per share for an aggregate purchase price of $58.7 million. As of June 30, 2024, the Company had approximately $127.4 million remaining under its share repurchase authorization.

Dividends
The Company declared the following dividends during the six months ended June 30, 2024:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.12	March 31, 2024	March 28, 2024	April 15, 2024
$0.12	June 30, 2024	June 28, 2024	July 15, 2024
Non-Controlling Interest of Common Units in Operating Partnership
As of June 30, 2024, the Operating Partnership had 5,136,969 LTIP Units outstanding, representing a 4.8% partnership interest held by the limited partners. Of the 5,136,969 LTIP Units outstanding at June 30, 2024, 1,735,183 LTIP Units had vested but had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.
During the six months ended June 30, 2024, 42,826 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 42,826 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, all 42,826 Common Units were redeemed for cash totaling $0.7 million.
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
The following table reconciles net income or loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to common stockholders	$15,338	$13,792	$23,872	$20,072
Dividends paid on unvested share-based compensation	(98)	(66)	(196)	(133)
Undistributed earnings attributable to unvested share-based compensation	(7)	(5)	—	—
Net income available to common stockholders	$15,233	$13,721	$23,676	$19,939

Denominator:
Weighted-average shares outstanding - Basic	101,963,677	109,304,694	101,961,559	110,535,092
Effect of dilutive share-based compensation	385,305	207,168	395,557	233,510
Weighted-average shares outstanding - Diluted	102,348,982	109,511,862	102,357,116	110,768,602

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.15	$0.12	$0.23	$0.18
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
In May 2024, pursuant to the Company's Director Compensation Program, the Company issued 47,362 fully vested LTIP Units to its non-employee directors which had a grant date fair value of $14.78 per unit.
The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of June 30, 2024:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2023	316,500	2,160,198	2,476,698
Granted	262,303	1,397,795	1,660,098
Vested(2)	(80,837)	(156,207)	(237,044)
Forfeited	(11,466)	—	(11,466)
Unvested as of June 30, 2024	486,500	3,401,786	3,888,286
Weighted-average fair value of unvested shares/units	$11.76	$8.32	$8.75
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the six months ended June 30, 2024 and 2023, 21,642 and 17,613 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

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
The absolute and relative total stockholder returns are market conditions as defined by Accounting Standards Codification 718, Compensation - Stock Compensation ("ASC 718"). Market conditions include provisions wherein the vesting condition is met through the achievement of a specific value of the Company’s common stock, which is total stockholder return in this case. Market conditions differ from other performance awards under ASC 718 in that the probability of attaining the condition (and thus vesting of units or shares) is reflected in the initial grant date fair value of the award. Accordingly, it is not appropriate to reconsider the probability of vesting in the award subsequent to the initial measurement of the award, nor is it appropriate to reverse any of the expense if the condition is not met. As such, once the expense for these awards is measured, the expense must be recognized over the vesting period regardless of whether the target is met, or at what level the target is met. Expense may only be reversed if the holder of the instrument forfeits the award as a result of the holder's termination of service to the Company prior to vesting.
For the three and six months ended June 30, 2024, the Company recognized approximately $4.0 million and $7.9 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the three and six months ended June 30, 2024, the Company recognized $0.7 million of share-based compensation expense related to grants to the Board of Directors and capitalized approximately $0.2 million and $0.3 million, respectively, related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of June 30, 2024, there was $16.8 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.98 years.
For the three and six months ended June 30, 2023, the Company recognized approximately $3.3 million and $5.9 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the three and six months ended June 30, 2023, the Company recognized $0.7 million of share-based compensation expense related to grants to the Board of Directors and capitalized approximately $0.1 million and $0.2 million, respectively, related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the six months ended June 30, 2024 (dollar amounts in thousands):

June 30, 2024
Weighted-average remaining lease term, including reasonably certain extension options(1)	19 years
Weighted-average discount rate	5.71%

ROU asset(2)	$17,307
Lease liability(3)	$18,265

Operating lease rent expense	$1,085
Variable lease costs	2,215
Total rent and variable lease costs	$3,300
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of June 30, 2024.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2024.

The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of June 30, 2024 (in thousands):

Year Ending December 31, 2024
2024 (excluding the six months ended June 30, 2024)	$1,079
2025	2,172
2026	2,188
2027	2,204
2028	2,086
Thereafter	22,358
Total undiscounted lease payments	$32,087
Less imputed interest	(13,822)
Lease liability(1)	$18,265
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2024.
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
For the three and six months ended June 30, 2024, the Company incurred management and franchise fee expenses of $9.7 million and $20.3 million, respectively, and for the three and six months ended June 30, 2023 incurred expenses of $9.2 million and $19.4 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive income for the periods then ended.

Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2024 and December 31, 2023, the Company had a balance of $55.9 million and $49.7 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
Renovation and Construction Commitments
As of June 30, 2024, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of June 30, 2024 totaled $70.2 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
13. Subsequent Events
During the three months ended June 30, 2024, the Company entered into an agreement to sell the 107-room Lorien Hotel & Spa, in Alexandria, Virginia for a sale price of $30.0 million and the buyer funded an at-risk deposit. The sale closed on July 9, 2024 for an estimated gain of approximately $1.8 million. Net cash proceeds from the sale, after transaction closing costs, were $29.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the impact of macroeconomic factors, including inflation, rising interest rates, a potential domestic and/or global recession, global conflicts, general economic and political uncertainty in key global markets, including as a result of the 2024 U.S. presidential election, the evolving workforce and wage landscape, capital expenditures, the ability to consummate acquisitions and dispositions of hotel properties, liquidity and derivations thereof, financial performance and potential dividends, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risk factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2024, as may be updated elsewhere in this report and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth; macroeconomic factors and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures, property and other taxes, and insurance which could result in reduced operating profit margins; the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; levels of spending in transient or group business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; decreased business travel for in-person meetings due to virtual meeting technological advancements and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics (such as the COVID-19 pandemic) or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; changes in interest rates and operating costs, including labor and service related costs; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with required brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws, including increases to minimum wages; retention and attraction of our senior management team or key personnel; our ability to identify and consummate additional acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties that we acquire in the future and the risks associated with these hotel properties; disruption resulting from the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters, the physical effects of climate change, civil unrest, terrorism or cyber-

attacks and the physical effects and transition-related impacts of climate change; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of June 30, 2024, we owned 32 hotels and resorts, comprising 9,515 rooms across 14 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton, The Kessler Collection and Davidson.
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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 1.4% and 2.8% during the first and second quarters of 2024, according to the U.S. Department of Commerce, representing a decrease in the annual rate growth trend from the third and fourth quarters of 2023 of 4.9% and 3.4%, respectively. The increase during the second quarter reflected increases in consumer spending, private inventory investment, and nonresidential fixed investment that were partially offset by an increase in imports. In addition, the unemployment rate rose slightly to 4.1% in June 2024 compared to 3.8% in March 2024 and 3.7% in December 2023. We continue to monitor and evaluate the challenges associated with inflationary pressures, rising interest rates, a potential domestic and/or global recession, global conflicts, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand increased 1.4% and 0.1% during the three and six months ended June 30, 2024. New hotel supply increased 0.5% during the same periods. An increase in ADR of 1.6% coupled with an increase in occupancy of 0.9% led to an increase in industry RevPAR of 2.5% for the three months ended June 30, 2024 compared to 2023. An increase in ADR of 1.8% was partially offset by a decrease in occupancy of 0.4% which led to an increase in industry RevPAR of 1.4% for the six months ended June 30, 2024 compared to 2023.
Second Quarter 2024 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 1.8% and 0.1% to $185.69 and $181.28 for the three and six months ended June 30, 2024 compared to $182.49 and $181.03 for the three and six months ended June 30, 2023. The increase in our total portfolio RevPAR for the three and six months ended June 30, 2024 compared to the same periods in 2023 was driven primarily by an increase in occupancy, partially offset by disruption from renovations and normalizing leisure demand. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio. Excluding Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch ("Hyatt Regency Scottsdale"), which is undergoing a transformative renovation, total portfolio RevPAR increased 5.0% and 4.4% to $191.28 and $184.67 for the three and six months ended June 30, 2024 compared to $182.11 and $176.93 for the three and six months ended June 30, 2023, respectively.
Net income increased 11.8% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, which was primarily attributed to an income tax benefit of $4.1 million compared to income tax expense of $1.8 million, a $1.7 million reduction in depreciation and amortization expense, a $1.4 million reduction in interest expense and a $0.1 million reduction in operating loss attributed to hotels sold in 2022. These increases were partially offset by a $5.9 million decrease in hotel operating income, a $1.0 million reduction in other income, a $0.4 million increase in general and administrative costs and a $0.1 million increase in impairment and other losses.
Net income increased 19.6% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which was primarily attributed to an income tax benefit of $3.4 million compared to income tax expense of $7.0 million, a $3.4 million reduction in depreciation and amortization expense, a $3.2 million reduction in interest expense, a $1.2 million reduction in loss on extinguishment of debt, a $0.7 million increase in gain on business interruption, a $0.3 million reduction in operating loss attributed to hotels sold in 2022 and a $0.2 million increase in other income. These increases were partially offset by a $12.5 million reduction in hotel operating income, a $1.8 million increase in general and administrative costs, a $0.6 million increase in other operating expenses and a $0.4 million increase in impairment and other losses.
Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2024 decreased 8.4% compared to the three and six months ended June 30, 2023 and Adjusted FFO attributable to common stock and unit holders increased 2.8% and 1.8% for the same periods. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2024 and 2023:

					Six Months Ended June 30,
					2024	2023		Change
Number of properties at January 1					32	32		—
Number of properties at June 30					32	32		—

Number of rooms at January 1					9,514	9,508		6
Rooms in properties acquired(1)					1	3		(2)
Number of rooms at June 30					9,515	9,511		4

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023		Change
Total Portfolio Statistics:
Occupancy	71.0%	68.6%	240	bps	69.2%	67.3%	190	bps
ADR	$261.53	$265.98	(1.7)%		$261.95	$268.82		(2.6)%
RevPAR	$185.69	$182.49	1.8%		$181.28	$181.03		0.1%
(1)    In March 2024, we added one newly created room at Grand Bohemian Hotel Orlando, Autograph Collection. In April 2023, we added three newly created rooms at The Ritz-Carlton, Denver.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues:
Rooms revenues	$160,786	$157,942	$2,844	1.8%	$313,910	$311,587	$2,323	0.7%
Food and beverage revenues	89,080	92,033	(2,953)	(3.2)%	181,853	188,157	(6,304)	(3.4)%
Other revenues	23,038	21,091	1,947	9.2%	44,629	40,295	4,334	10.8%
Total revenues	$272,904	$271,066	$1,838	0.7%	$540,392	$540,039	$353	0.1%
Rooms revenues
Rooms revenues for our total portfolio increased $2.8 million, or 1.8%, to $160.8 million for the three months ended June 30, 2024 from $157.9 million for the three months ended June 30, 2023 driven primarily by an increase in occupancy which was partially offset by disruption from renovations and normalizing leisure demand. Excluding Hyatt Regency Scottsdale, which is undergoing a transformative renovation, rooms revenues for the three months ended June 30, 2024 increased $7.6 million, or 5.1%, when compared to the prior period.
Rooms revenues for our total portfolio increased $2.3 million, or 0.7%, to $313.9 million for the six months ended June 30, 2024 from $311.6 million for the six months ended June 30, 2023 driven primarily by an increase in occupancy which was partially offset by disruption from renovations and normalizing leisure demand. Excluding Hyatt Regency Scottsdale, which is undergoing a transformative renovation, rooms revenues for the six months ended June 30, 2024 increased $14.5 million, or 5.0%, when compared to the prior period.

Food and beverage revenues
Food and beverage revenues decreased $3.0 million, or 3.2%, to $89.1 million for the three months ended June 30, 2024 from $92.0 million for the three months ended June 30, 2023 primarily due to disruption from renovations and normalizing leisure demand, both of which were partially offset by an increase in occupancy. Excluding Hyatt Regency Scottsdale, food and beverage revenues for the three months ended June 30, 2024 increased $1.7 million, or 2.0%, when compared to the prior period.
Food and beverage revenues decreased $6.3 million, or 3.4%, to $181.9 million for the six months ended June 30, 2024 from $188.2 million for the six months ended June 30, 2023 primarily due to disruption from renovations and normalizing leisure demand, both of which were partially offset by an increase in occupancy. Excluding Hyatt Regency Scottsdale, food and beverage revenues for the six months ended June 30, 2024 increased $4.5 million, or 2.6%, when compared to the prior period.
Other revenues
Other revenues increased $1.9 million, or 9.2%, to $23.0 million for the three months ended June 30, 2024 from $21.1 million for the three months ended June 30, 2023 primarily as a result of increased occupancy which was partially offset by disruption from renovations. Excluding Hyatt Regency Scottsdale, other revenues for the three months ended June 30, 2024 increased $2.3 million, or 12.0%, when compared to the prior period.
Other revenues increased $4.3 million, or 10.8%, to $44.6 million for the six months ended June 30, 2024 from $40.3 million for the six months ended June 30, 2023 primarily as a result of increased occupancy which was partially offset by disruption from renovations. Excluding Hyatt Regency Scottsdale, other revenues for the six months ended June 30, 2024 increased $5.4 million, or 14.7%, when compared to the prior period.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Hotel operating expenses:
Rooms expenses	$39,028	$37,153	$1,875	5.0%	$77,221	$73,356	$3,865	5.3%
Food and beverage expenses	60,634	59,989	645	1.1%	121,114	120,676	438	0.4%
Other direct expenses	6,757	6,014	743	12.4%	12,844	11,712	1,132	9.7%
Other indirect expenses	69,749	66,255	3,494	5.3%	137,382	132,754	4,628	3.5%
Management and franchise fees	9,651	9,226	425	4.6%	20,284	19,415	869	4.5%
Total hotel operating expenses	$185,819	$178,637	$7,182	4.0%	$368,845	$357,913	$10,932	3.1%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $7.2 million, or 4.0%, to $185.8 million for the three months ended June 30, 2024 from $178.6 million for the three months ended June 30, 2023 largely due to increasing labor costs partially offset by renovation disruption. Excluding Hyatt Regency Scottsdale, total hotel operating expenses for the three months ended June 30, 2024 increased $10.2 million, or 6.1%, when compared to the prior period.

Total hotel operating expenses increased $10.9 million, or 3.1%, to $368.8 million for the six months ended June 30, 2024 from $357.9 million for the six months ended June 30, 2023 largely due to increasing labor costs partially offset by renovation disruption. Excluding Hyatt Regency Scottsdale, total hotel operating expenses for the six months ended June 30, 2024 increased $18.9 million, or 5.7%, when compared to the prior period.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Depreciation and amortization	$31,823	$33,490	$(1,667)	(5.0)%	$63,787	$67,231	$(3,444)	(5.1)%
Real estate taxes, personal property taxes and insurance	13,340	12,808	532	4.2%	26,833	25,278	1,555	6.2%
Ground lease expense	837	784	53	6.8%	1,623	1,494	129	8.6%
General and administrative expenses	10,341	9,972	369	3.7%	20,599	18,755	1,844	9.8%
Gain on business interruption insurance	—	—	—	—%	(745)	—	(745)	(100.0)%
Other operating expenses	377	378	(1)	(0.3)%	1,207	610	597	97.9%
Impairment and other losses	100	—	100	100.0%	350	—	350	100.0%
Total corporate and other expenses	$56,818	$57,432	$(614)	(1.1)%	$113,654	$113,368	$286	0.3%
Depreciation and amortization
Depreciation and amortization expense decreased $1.7 million, or 5.0%, and $3.4 million, or 5.1%, to $31.8 million and $63.8 million for the three and six months ended June 30, 2024 from $33.5 million and $67.2 million for the three and six months ended June 30, 2023. The decrease was primarily attributed to fully depreciated assets during the comparable periods partially offset by the timing of new assets being placed in service.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.5 million, or 4.2%, to $13.3 million for the three months ended June 30, 2024 from $12.8 million for the three months ended June 30, 2023. This increase was primarily attributed to a $0.3 million increase in real estate taxes and a $0.3 million increase in insurance premiums compared to the prior period.
Real estate taxes, personal property taxes and insurance expense increased $1.6 million, or 6.2%, to $26.8 million for the six months ended June 30, 2024 from $25.3 million for the six months ended June 30, 2023. This increase was primarily attributed to a $0.8 million increase in real estate taxes and a $0.7 million increase in insurance premiums compared to the prior period.
Ground lease expense
Ground lease expense increased $0.1 million, or 6.8%, and $0.1 million, or 8.6%, to $0.8 million and $1.6 million for the three and six months ended June 30, 2024 from $0.8 million and $1.5 million for the three and six months ended June 30, 2023. The increase was primarily attributable to an increase in percentage rent in 2024, which is based on revenues at certain hotels with ground leases, compared to the prior period.

General and administrative expenses
General and administrative expenses increased $0.4 million, or 3.7%, and $1.8 million, or 9.8%, to $10.3 million and $20.6 million for the three and six months ended June 30, 2024 from $10.0 million and $18.8 million for the three and six months ended June 30, 2023. The increase is primarily due an increase in stock compensation expense resulting from the acceleration of expense recognition for awards granted to participants that have met or will meet retirement eligibility requirements prior to the applicable vesting dates.
Gain on business interruption insurance
Gain on business interruption insurance was $0.7 million for the six months ended June 30, 2024, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023.
Other operating expenses
Other operating expenses remained flat at $0.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a net reduction in franchise tax expense which was partially offset by the recognition of pre-opening costs.
Other operating expense increased $0.6 million, or 97.9%, to $1.2 million for the six months ended June 30, 2024 from $0.6 million for the six months ended June 30, 2023. This increase was primarily attributed to the recognition of pre-opening costs.
Impairment and other losses
For the three and six months ended June 30, 2024, the Company expensed $0.1 million and $0.4 million, respectively, of repair and cleanup costs related to casualty losses sustained at certain properties.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Non-operating income and expenses:
Other income	$1,945	$2,897	$(952)	(32.9)%	$4,372	$4,181	$191	4.6%
Interest expense	(20,245)	(21,650)	1,405	6.5%	(40,603)	(43,784)	3,181	7.3%
Loss on extinguishment of debt	—	(29)	29	100.0%	—	(1,169)	1,169	100.0%
Income tax (expense) benefit	4,146	(1,803)	5,949	330.0%	3,418	(7,021)	10,439	148.7%
Other income
Other income decreased $1.0 million, or 32.9%, to $1.9 million for the three months ended June 30, 2024 from $2.9 million for the three months ended June 30, 2023. This decrease was primarily attributed to a decrease in interest income of $0.9 million primarily due to lower cash balances during the respective periods as well as the recognition of a gain on insurance recovery of $0.5 million during the second quarter of 2023 associated with a casualty loss at one property. These decreases were partially offset by the recognition of a $0.4 million gain on insurance recovery related casualty losses sustained at certain properties.
Other income increased $0.2 million, or 4.6%, to $4.4 million for the six months ended June 30, 2024 from $4.2 million for the six months ended June 30, 2023. The increase is primarily attributed to the recognition of a $1.4 million gain on insurance recovery related to casualty losses at certain properties. Additionally, during the six months ended June 30, 2023, $1.6 million of loan costs were expensed in connection with the refinancing of the prior corporate credit facility. These increases were partially offset by a decrease in interest income of $1.5 million primarily due to lower cash balances during the respective periods as well as the recognition of a gain on insurance recovery of $0.5 million during the six months ended June 30, 2023 associated with a casualty loss at one property.

Interest expense
Interest expense decreased $1.4 million, or 6.5%, and $3.2 million, or 7.3%, to $20.2 million and $40.6 million for the three and six months ended June 30, 2024 from $21.7 million and $43.8 million for the three and six months ended June 30, 2023. The decreases were primarily due to the impact of interest rate swaps entered into during the second quarter of 2023, reduced interest expense related to the repurchase and retirement of $35.3 million aggregate principal of 6.375% 2020 Senior Notes due 2025 during 2023 and capitalized interest of $0.9 million and $1.5 million during the three and six months ended June 30, 2024. These decreases were partially offset by an increase attributed to rising interest rates on variable debt and higher average outstanding term loan debt.
Loss on extinguishment of debt
The loss on extinguishment of debt of $1.2 million for the six months ended June 30, 2023 was primarily attributable to the write-off of certain unamortized debt issuance costs associated with the prior revolving credit facility, which was refinanced with the revolving line of credit in January 2023, as well as the early repayments of the corporate credit facility term loan that was due to mature in September 2024 and one mortgage loan.
Income tax (expense) benefit
Income tax benefit increased $5.9 million, or 330.0%, and $10.4 million, or 148.7%, to $4.1 million and $3.4 million for the three and six months ended June 30, 2024 from income tax expense of $1.8 million and $7.0 million for the three and six months ended June 30, 2023. The increase from prior year is primarily attributable to a $5.0 million tax benefit associated with the release of the valuation allowance related to certain state net operating loss carryforwards, lower projected taxable income when compared to the prior periods and the use of federal and state net operating loss carryforwards.
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
Liquidity
As of June 30, 2024, we had $143.6 million of consolidated cash and cash equivalents and $61.5 million of restricted cash and escrows. The restricted cash as of June 30, 2024 primarily consisted of $55.9 million related to FF&E reserves as required per the terms of our management and franchise agreements, $3.7 million in deposits made for capital projects and cash held in mortgage escrows of $1.8 million for real estate taxes and replacement reserves.
As of June 30, 2024, there was no outstanding balance on our revolving line of credit and the full $450 million was available to be borrowed.
As of June 30, 2024, we had $200 million available for sale under the ATM Agreement.
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

Debt and Loan Covenants
As of June 30, 2024, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.50%.
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
Debt Covenants
As of June 30, 2024, we were in compliance with all debt covenants, current on all loan payments and not otherwise in default under the revolving line of credit, corporate credit facility term loans, mortgage loans or Senior Notes.
Derivatives
As of June 30, 2024, we had six interest rate swaps with an aggregate notional amount of $280.0 million. These swaps fix the variable interest rate on one mortgage loan for a portion of the term and fix SOFR for a portion of the terms of the 2023 Term Loans. The 2023 Term Loans spread may vary, as it is determined by our leverage ratio.
Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2024. As of June 30, 2024, we had $200 million available for sale under the ATM Agreement.
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
During the six months ended June 30, 2024, 468,107 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.51 per share for an aggregate purchase price of $6.3 million. During the six months ended June 30, 2023, 4,445,708 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.20 per share for an aggregate purchase price of $58.7 million. As of June 30, 2024, we had approximately $127.4 million remaining under our share repurchase authorization.
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
As of June 30, 2024 and December 31, 2023, we had a total of $55.9 million and $49.7 million, respectively, of FF&E reserves. During the three and six months ended June 30, 2024, we made total capital expenditures of $35.8 million and $69.3 million, respectively, and during the three and six months ended June 30, 2023, we made total capital expenditures of $22.4 million and $34.0 million, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2024, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of June 30, 2024 totaled $70.2 million.
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
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$81,939	$100,673
Net cash used in investing activities	(68,014)	(32,222)
Net cash used in financing activities	(31,898)	(118,049)
Net decrease in cash and cash equivalents and restricted cash	$(17,973)	$(49,598)
Cash and cash equivalents and restricted cash, at beginning of period	223,075	365,910
Cash and cash equivalents and restricted cash, at end of period	$205,102	$316,312
Operating
•Cash provided by operating activities was $81.9 million and $100.7 million for the six months ended June 30, 2024 and 2023, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net decrease to cash provided by operating activities during the six months ended June 30, 2024 was primarily due to the timing of working capital transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the three and six months ended June 30, 2024 and 2023.
Investing
•Cash used in investing activities was $68.0 million and $32.2 million for the six months ended June 30, 2024 and 2023, respectively. Cash used in investing activities for the six months ended June 30, 2024 was attributed to $69.3 million in capital improvements at our hotel properties, which was partially offset by $1.1 million of proceeds from property insurance and $0.2 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the six months ended June 30, 2023 was attributed to $34.0 million in capital improvements at our hotel properties, which was partially offset by $1.2 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis and $0.5 million of proceeds from property insurance.
Financing
•Cash used in financing activities was $31.9 million and $118.0 million for the six months ended June 30, 2024 and 2023, respectively. Cash used in financing activities for the six months ended June 30, 2024 was attributed (i) to the payment of $22.9 million in dividends, (ii) the repurchase of common stock totaling $6.3 million, (iii) principal payments of mortgage debt totaling $1.7 million, (iv) the redemption of Operating Partnership Units for cash of $0.7 million and (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million. Cash used in financing activities for the six months ended June 30, 2023 was attributed to (i) the repayment of the existing corporate credit facility term loan maturing in 2024 totaling $125.0 million, (ii) the repayment of mortgage debt totaling $99.5 million, (iii) the repurchase of common stock totaling $58.7 million, (iv) the expenditure of $29.7 million for the repurchase and retirement of $30.0 million aggregate principal of 2020 Senior Notes, (v) the payment of $22.8 million in dividends, (vi) payment of loan fees and issuance costs of $5.6 million, (vii) principal payments of mortgage debt totaling $1.7 million and (viii) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million, which was partially offset (y) by proceeds from the 2023 Term Loans totaling $225.0 million and (z) proceeds from the amendment of one mortgage loan of $0.4 million.
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$16,113	$14,412	$25,080	$20,965
Adjustments:
Interest expense	20,245	21,650	40,603	43,784
Income tax (expense) benefit	(4,146)	1,803	(3,418)	7,021
Depreciation and amortization	31,823	33,490	63,787	67,231
EBITDA and EBITDAre	$64,035	$71,355	$126,052	$139,001

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(83)	$(103)	$(163)	$(176)
Gain on insurance recoveries(1)	(437)	(535)	(1,447)	(535)
Loss on extinguishment of debt	—	29	—	1,169
Amortization of share-based compensation expense	4,675	3,968	8,572	6,559
Non-cash ground rent and straight-line rent expense	(129)	(46)	(267)	(50)
Other non-recurring expenses(2)	356	—	921	—
Adjusted EBITDAre attributable to common stock and unit holders	$68,417	$74,668	$133,668	$145,968
(1)     During the three and six months ended June 30, 2024, the Company recorded $0.4 million and $1.4 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. During the three and six months ended June 30, 2023, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss sustained at one property. These amounts are included in other income on the condensed consolidated statement of operations and comprehensive income for the periods then ended.
(2)     During the three months ended June 30, 2024, the Company recognized $0.3 million of pre-opening expenses and $0.1 million of repair and clean up costs related to damage sustained at one property. During the six months ended June 30, 2024, the Company recognized $0.6 million of pre-opening expenses and $0.3 million of repair and cleanup costs related to damage sustained at one property.

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$16,113	$14,412	$25,080	$20,965
Adjustments:
Depreciation and amortization related to investment properties	31,740	33,387	63,624	67,055
FFO attributable to common stock and unit holders	$47,853	$47,799	$88,704	$88,020

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$(437)	$(535)	$(1,447)	$(535)
Loss on extinguishment of debt	—	29	—	1,169
Loan related costs, net of adjustment related to non-controlling interests(2)	1,382	1,013	2,715	2,295
Amortization of share-based compensation expense	4,675	3,968	8,572	6,559
Non-cash ground rent and straight-line rent expense	(129)	(46)	(267)	(50)
Other non-recurring expenses(3)	356	—	921	—
Adjusted FFO attributable to common stock and unit holders	$53,700	$52,228	$99,198	$97,458
(1)     During the three and six months ended June 30, 2024, the Company recorded $0.4 million and $1.4 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. During the three and six months ended June 30, 2023, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss sustained at one property. These amounts are included in other income on the condensed consolidated statement of operations and comprehensive income for the periods then ended.
(2)     Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(3)     During the three months ended June 30, 2024, the Company recognized $0.3 million of pre-opening expenses and $0.1 million of repair and clean up costs related to damage sustained at one property. During the six months ended June 30, 2024, the Company recognized $0.6 million of pre-opening expenses and $0.3 million of repair and cleanup costs related to damage sustained at one property.
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
Subsequent Events
During the three months ended June 30, 2024, the Company entered into an agreement to sell the 107-room Lorien Hotel & Spa, in Alexandria, Virginia for a sale price of $30.0 million and the buyer funded an at-risk deposit. The sale closed on July 9, 2024 for an estimated gain of approximately $1.8 million. Net cash proceeds from the sale, after transaction closing costs, were $29.1 million.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2024 and December 31, 2023, all of our variable rate debt was fixed by interest rate swaps and, as a result, an increase or decrease of 1% in market interest rates would not have an impact on our interest expense, future earnings or cash flows through the date of the earliest maturity of our interest rate hedges, which is mid-February 2025.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swap agreements to hedge interest rate risk. Refer to Note 5 in the accompanying condensed consolidated financial statements included herein, for our mortgage debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2024, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$1,696	$469,178	$55,381	$101,386	$—	$500,000	$1,127,641	$1,098,438
Variable rate debt	—	—	225,000	1,002	52,078	—	278,080	274,497
Total	$1,696	$469,178	$280,381	$102,388	$52,078	$500,000	$1,405,721	$1,372,935
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.59%	6.36%	4.56%	4.63%	—%	4.88%	5.45%	5.83%
Variable rate debt	—%	—%	5.65%	5.72%	5.72%	—%	5.66%	7.73%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of June 30, 2024.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Repurchase Program during the period ended June 30, 2024:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1 to January 31, 2024	463,707	$13.51	463,707	$127,471
February 1 to February 29, 2024	4,400	$13.78	4,400	$127,410
March 1 to March 31, 2024	—	$—	—	$127,410
April 1 to April 30, 2024	—	$—	—	$127,410
May 1 to May 31, 2024	—	$—	—	$127,410
June 1 to June 30, 2024	—	$—	—	$127,410
Total	468,107	$13.51	468,107

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2024, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

August 2, 2024

/s/ MARCEL VERBAAS
Marcel Verbaas
Chair and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)