Form 10-Q
period 2024-09-30
Xenia Hotels & Resorts, Inc.
filed 2024-11-07
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 6, 2024, there were 101,816,814 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2024 and December 31, 2023
(Dollar amounts in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets:	(Unaudited)	(Audited)
Investment properties:
Land	$455,907	$460,307
Buildings and other improvements	3,177,915	3,097,711
Total	$3,633,822	$3,558,018
Less: accumulated depreciation	(1,043,949)	(963,052)
Net investment properties	$2,589,873	$2,594,966
Cash and cash equivalents	161,469	164,725
Restricted cash and escrows	63,158	58,350
Accounts and rents receivable, net of allowance for doubtful accounts	31,976	32,432
Intangible assets, net of accumulated amortization of $276 and $241, respectively	4,863	4,898
Deferred tax assets (Note 8)	5,212	—
Other assets	47,930	46,856
Total assets	$2,904,481	$2,902,227
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,395,522	$1,394,906
Accounts payable and accrued expenses	116,632	102,389
Distributions payable	12,614	10,788
Other liabilities	81,412	76,647
Total liabilities	$1,606,180	$1,584,730
Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 101,816,814 and 102,372,589 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$1,019	$1,024
Additional paid in capital	1,928,063	1,934,775
Accumulated other comprehensive income	665	2,439
Accumulated distributions in excess of net earnings	(667,025)	(647,246)
Total Company stockholders' equity	$1,262,722	$1,290,992
Non-controlling interests	35,579	26,505
Total equity	$1,298,301	$1,317,497
Total liabilities and equity	$2,904,481	$2,902,227
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rooms revenues	$139,577	$138,668	$453,487	$450,255
Food and beverage revenues	74,790	71,815	256,643	259,972
Other revenues	22,439	21,541	67,068	61,836
Total revenues	$236,806	$232,024	$777,198	$772,063
Expenses:
Rooms expenses	37,535	35,510	114,756	108,866
Food and beverage expenses	56,473	53,769	177,587	174,445
Other direct expenses	5,980	5,835	18,824	17,547
Other indirect expenses	68,332	65,142	205,714	197,896
Management and franchise fees	7,362	7,403	27,646	26,818
Total hotel operating expenses	$175,682	$167,659	$544,527	$525,572
Depreciation and amortization	31,839	33,094	95,626	100,325
Real estate taxes, personal property taxes and insurance	13,112	12,918	39,945	38,196
Ground lease expense	788	751	2,411	2,245
General and administrative expenses	7,817	9,625	28,416	28,380
Gain on business interruption insurance	—	(218)	(745)	(218)
Other operating expenses (credits)	(103)	206	1,104	816
Impairment and other losses	121	—	471	—
Total expenses	$229,256	$224,035	$711,755	$695,316
Operating income	$7,550	$7,989	$65,443	$76,747
Gain on sale of investment properties	1,628	—	1,628	—
Other income	2,924	2,031	7,296	6,212
Interest expense	(20,144)	(20,524)	(60,747)	(64,308)
Loss on extinguishment of debt	—	(20)	—	(1,189)
Net income (loss) before income taxes	$(8,042)	$(10,524)	$13,620	$17,462
Income tax benefit (expense)	609	1,639	4,027	(5,382)
Net income (loss)	$(7,433)	$(8,885)	$17,647	$12,080
Net (income) loss attributable to non-controlling interests (Note 1)	342	356	(866)	(537)
Net income (loss) attributable to common stockholders	$(7,091)	$(8,529)	$16,781	$11,543

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Continued
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted income (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.07)	$(0.08)	$0.16	$0.10
Weighted-average number of common shares (basic)	101,884,090	107,006,690	101,935,744	109,345,761
Weighted-average number of common shares (diluted)	101,884,090	107,006,690	102,342,037	109,568,449

Comprehensive income (loss):
Net income (loss)	$(7,433)	$(8,885)	$17,647	$12,080
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	(1,406)	1,676	1,547	7,582
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	(1,118)	(1,083)	(3,378)	(1,543)
	$(9,957)	$(8,292)	$15,816	$18,119
Comprehensive (income) loss attributable to non-controlling interests (Note 1)	463	325	(809)	(797)
Comprehensive income (loss) attributable to the Company	$(9,494)	$(7,967)	$15,007	$17,322
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at June 30, 2024	101,963,677	$1,020	$1,929,304	$3,068	$(647,658)	$34,258	$1,319,992
Net loss	—	—	—	—	(7,091)	(342)	(7,433)
Repurchase of common shares, net	(146,863)	(1)	(1,876)	—	—	—	(1,877)
Dividends, common share / units ($0.12)	—	—	—	—	(12,276)	(273)	(12,549)
Share-based compensation	—	—	635	—	—	2,057	2,692
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(1,339)	—	(67)	(1,406)
Reclassification adjustment for amounts recognized in net loss	—	—	—	(1,064)	—	(54)	(1,118)
Balance at September 30, 2024	101,816,814	$1,019	$1,928,063	$665	$(667,025)	$35,579	$1,298,301

Balance at June 30, 2023	108,121,598	$1,082	$2,005,265	$5,217	$(625,118)	$25,325	$1,411,771
Net loss	—	—	—	—	(8,529)	(356)	(8,885)
Repurchase of common shares, net	(2,070,777)	(21)	(25,021)	—	—	—	(25,042)
Dividends, common share / units ($0.10)	—	—	—	—	(10,640)	(233)	(10,873)
Share-based compensation	—	—	462	—	—	2,921	3,383
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	1,598	—	78	1,676
Reclassification adjustment for amounts recognized in net loss	—	—	—	(1,036)	—	(47)	(1,083)
Balance at September 30, 2023	106,050,821	$1,061	$1,980,706	$5,779	$(644,287)	$27,688	$1,370,947
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2023	102,372,589	$1,024	$1,934,775	$2,439	$(647,246)	$26,505	$1,317,497
Net income	—	—	—	—	16,781	866	17,647
Repurchase of common shares, net	(614,970)	(6)	(8,195)	—	—	—	(8,201)
Dividends, common share / units ($0.36)	—	—	—	—	(36,560)	(815)	(37,375)
Share-based compensation	80,837	1	1,817	—		9,735	11,553
Shares redeemed to satisfy tax withholding on vested share-based compensation	(21,642)	—	(334)	—	—	—	(334)
Redemption of Operating Partnership Units	—	—	—	—	—	(655)	(655)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	1,442	—	105	1,547
Reclassification adjustment for amounts recognized in net income	—	—	—	(3,216)	—	(162)	(3,378)
Balance at September 30, 2024	101,816,814	$1,019	$1,928,063	$665	$(667,025)	$35,579	$1,298,301

Balance at December 31, 2022	112,519,672	$1,126	$2,063,273	$—	$(623,216)	$18,825	$1,460,008
Net income	—	—	—	—	11,543	537	12,080
Repurchase of common shares, net	(6,516,485)	(65)	(83,671)	—	—	—	(83,736)
Dividends, common shares / units ($0.30)	—	—	—	—	(32,614)	(692)	(33,306)
Share-based compensation	65,247	—	1,362	—	—	8,758	10,120
Shares redeemed to satisfy tax withholding on vested share-based compensation	(17,613)	—	(258)	—	—	—	(258)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	7,256	—	326	7,582
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,477)	—	(66)	(1,543)
Balance at September 30, 2023	106,050,821	$1,061	$1,980,706	$5,779	$(644,287)	$27,688	$1,370,947
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$17,647	$12,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,554	100,165
Non-cash ground rent and amortization of other intangibles	72	160
Amortization of debt premiums, discounts, and financing costs	4,073	3,558
Loss on extinguishment of debt	—	1,189
Gain on sale of investment properties	(1,628)	—
Gain on insurance recoveries	(2,347)	(535)
Share-based compensation expense	11,115	9,861
Deferred interest expense	—	(1,296)
Changes in assets and liabilities:
Accounts and rents receivable	456	(1,633)
Other assets	(10,423)	8,020
Accounts payable and accrued expenses	11,272	(485)
Other liabilities	7,347	6,861
Net cash provided by operating activities	$133,138	$137,945
Cash flows from investing activities:
Capital expenditures	(116,152)	(69,506)
Proceeds from sale of investment properties	29,107	—
Proceeds from property insurance	2,418	535
Performance guaranty payments	151	1,389
Net cash used in investing activities	$(84,476)	$(67,582)
Cash flows from financing activities:
Proceeds from mortgage debt modification	—	440
Payoff of mortgage debt	—	(99,488)
Principal payments of mortgage debt	(2,502)	(2,492)
Proceeds from 2023 Term Loans	—	225,000
Principal payments on Corporate Credit Facility Term Loan	—	(125,000)
Repurchase of 2020 Senior Notes	—	(34,925)
Payment of loan fees and issuance costs	—	(5,554)
Payment of loan modification fees	—	(25)
Repurchase of common shares	(8,201)	(83,736)
Redemption of Operating Partnership Units	(655)	—
Dividends and dividend equivalents	(35,401)	(33,810)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(351)	(578)
Net cash used in financing activities	$(47,110)	$(160,168)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,552	(89,805)
Cash and cash equivalents and restricted cash, at beginning of period	223,075	365,910
Cash and cash equivalents and restricted cash, at end of period	$224,627	$276,105

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$161,469	$219,165
Restricted cash	63,158	56,940
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$224,627	$276,105

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of capitalized interest	$61,150	$64,996
Cash paid for taxes	1,601	3,795

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$2,846	$2,164
Distributions payable	12,614	10,870
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of September 30, 2024, the Company collectively owned 95.2% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 4.8% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of September 30, 2024 and 2023, the Company owned 31 and 32 lodging properties, respectively.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2024. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
For the nine months ended September 30, 2024, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Houston, Texas and San Diego, California markets that exceeded ten percent (10%) of total revenues for the period then ended. For the nine months ended September 30, 2023, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida market that exceeded ten percent (10%) of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

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
For the three and nine months ended September 30, 2024, the Company expensed $0.1 million and $0.5 million, respectively, of repair and clean up costs related to property damage sustained at certain properties. These amounts are included in impairment and other losses on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the three and nine months ended September 30, 2024, the Company recorded $0.9 million and $2.3 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. For the nine months ended September 30, 2023, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurers. During the nine months ended September 30, 2024, the Company recognized $0.7 million in business interruption insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023. During the three and nine months ended September 30, 2023, the Company recognized $0.2 million in business interruption insurance proceeds for a portion of lost income associated with a power outage. These amounts are included in gain on business interruption insurance on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Disposition of Real Estate
The Company accounts for dispositions of real estate in accordance with Accounting Standards Update 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), ("ASU 2017-05"), for the transactions between the Company and unrelated third-parties that are not considered a customer in the ordinary course of business. Typically, the real estate assets disposed of do not represent the transfer of a business or contain a material amount of financial assets, if any. The real estate assets promised in a sales contract are typically nonfinancial assets (i.e. land or a leasehold interest in land, buildings, furniture, fixtures and equipment) or in substance nonfinancial assets. The Company recognizes a gain or loss in full when the real estate is sold, provided (a) there is a valid contract and (b) transfer of control has occurred.
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
At September 30, 2024 and December 31, 2023, deferred financing costs related to the revolving line of credit were $9.6 million, offset by accumulated amortization of $6.6 million and $5.7 million, respectively. At September 30, 2024 and December 31, 2023, deferred financing costs related to all other debt were $24.3 million, offset by accumulated amortization of $14.9 million and $11.8 million, respectively.
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

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2024	September 30, 2024
Orlando, FL	$25,884	$103,445
Houston, TX	25,983	85,298
San Diego, CA	29,540	79,171
Dallas, TX	15,498	56,374
Atlanta, GA	16,889	51,908
Phoenix, AZ	5,994	44,927
San Francisco/San Mateo, CA	15,228	43,411
Nashville, TN	13,664	40,936
Portland, OR	13,403	38,789
Washington, DC-MD-VA	9,843	35,380
Other	64,880	197,559
Total	$236,806	$777,198

	Three Months Ended	Nine Months Ended
Primary Markets	September 30, 2023	September 30, 2023
Orlando, FL	$25,028	$99,488
San Diego, CA	30,499	77,102
Houston, TX	22,033	76,365
Phoenix, AZ	6,135	68,520
Dallas, TX	16,053	53,264
Atlanta, GA	15,885	48,360
Nashville, TN	14,606	42,911
San Francisco/San Mateo, CA	14,602	41,849
Portland, OR	13,065	37,086
Washington, DC-MD-VA	10,834	34,883
Other	63,284	192,235
Total	$232,024	$772,063
4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
In June 2024, the Company entered into an agreement to sell the 107-room Lorien Hotel & Spa, in Alexandria, Virginia for a sale price of $30.0 million. The sale closed in July 2024 resulting in a gain of $1.6 million. Net cash proceeds from the sale, after transaction closing costs, were $29.1 million.

5. Debt
Debt as of September 30, 2024 and December 31, 2023 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	September 30, 2024	December 31, 2023
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	$53,615	$54,522
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	106,516	108,111
Andaz Napa	Fixed (2)	5.72%		1/19/2028	55,000	55,000
Total Mortgage Loans		4.88%	(3)		$215,131	$217,633
Corporate Credit Facilities (4)
2023 Initial Term Loan	Fixed (5)	5.65%		3/1/2026	125,000	125,000
2023 Delayed Draw Term Loan	Fixed (5)	5.65%		3/1/2026	100,000	100,000
Revolving Line of Credit	Variable (6)	6.74%		1/11/2027	—	—
Total Corporate Credit Facilities					$225,000	$225,000
2020 Senior Notes $500M	Fixed	6.38%		8/15/2025	464,747	464,747
2021 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
Loan premiums, discounts and unamortized deferred financing costs, net (7)					(9,356)	(12,474)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.50%	(3)		$1,395,522	$1,394,906
(1)The rates shown represent the annual interest rates as of September 30, 2024. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(3)Represents the weighted-average interest rate as of September 30, 2024.
(4)In November 2024, the Company upsized and extended its corporate credit facility. The amended credit facility consists of a $500 million revolving line of credit (which remains undrawn), a new $225 million term loan and a $100 million delayed draw term loan available to be drawn at the Company's election within 90 days of closing. The amended credit facility matures in November 2028 and can be extended to November 2029. Pricing on the amended credit facility remains the same.
(5)A variable interest loan for which the spread to Term SOFR has been fixed with interest rate swaps through mid-February 2025.
(6)Commitments under the revolving line of credit total $450 million through maturity. The spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(7)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Of the total outstanding debt at September 30, 2024, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.
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
As of September 30, 2024, there was no outstanding balance on the revolving line of credit. During the three and nine months ended September 30, 2024, the Company incurred unused commitment fees of approximately $0.3 million and $1.0 million, respectively, and did not incur interest expense. During the three and nine months ended September 30, 2023, the Company incurred unused commitment fees of approximately $0.3 million and $1.0 million, respectively, and did not incur interest expense.
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
Financial Covenants
As of September 30, 2024, the Company was not in compliance with a debt covenant on one mortgage loan which resulted in an event of default. The Company cured the default in October 2024 by depositing $2.7 million in an interest-bearing escrow account held by the lender. We were current on all loan payments and not otherwise in default under the revolving line of credit, corporate credit facility term loans, remaining mortgage loans or Senior Notes.
Debt Outstanding
Total debt outstanding as of September 30, 2024 and December 31, 2023 was $1,405 million and $1,407 million, respectively, and had a weighted-average interest rate of 5.50% and 5.47% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2024	Weighted- Average Interest Rate
2024	$853	4.59%
2025	469,178	6.36%
2026	280,381	5.43%
2027	102,388	4.64%
2028	52,078	5.72%
Thereafter	500,000	4.88%
Total Debt	$1,404,878	5.50%
Revolving Line of Credit (matures in 2027)	—	6.74%
Loan premiums, discounts and unamortized deferred financing costs, net	(9,356)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,395,522	5.50%
During the nine months ended September 30, 2023, the Company capitalized $5.6 million of deferred financing costs and expensed $1.7 million of debt-related legal fees which were included in other income on the condensed consolidated statements of operations and comprehensive income for the period then ended.
During the nine months ended September 30, 2023, in connection with the refinancing of the prior revolving credit facility, the repayment of the prior corporate credit facility term loan and the repayment of one mortgage loan, the Company wrote off unamortized deferred financing costs of $1.1 million, which is included in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive income for the period then ended.
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of September 30, 2024, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income (loss). Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income or loss through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments held by the Company with the right of offset in a net asset position are included in other assets on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instruments held by the Company as of September 30, 2024 and December 31, 2023, respectively (in thousands):

						September 30, 2024		December 31, 2023
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2023 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/10/2023	2/10/2025	$75,000	$172	$75,000	$587
2023 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	50,000	111	50,000	380
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	50,000	116	50,000	388
2023 Delayed Draw Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	25,000	57	25,000	191
2023 Delayed Draw Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	25,000	58	25,000	194
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	185	55,000	790
						$280,000	$699	$280,000	$2,530
The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Effect of derivative instruments:	Location in Statements of Operations and Comprehensive Income (Loss):
Gain (loss) recognized in other comprehensive income (loss)	Unrealized gain (loss) on interest rate derivative instruments	$(1,406)	$1,676	$1,547	$7,582
Amount reclassified from accumulated other comprehensive income to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss)	$(1,118)	$(1,083)	$(3,378)	$(1,543)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,144	$20,524	$60,747	$64,308
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the condensed consolidated balance sheets as of as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement Date
	September 30, 2024		December 31, 2023
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$699	$—	$2,530	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$440,131	$430,194	$442,633	$425,858
Senior Notes	964,747	958,489	964,747	939,826
Revolving Line of Credit	—	—	—	—
Total	$1,404,878	$1,388,683	$1,407,380	$1,365,684
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.91% and 6.09% per annum as of September 30, 2024 and December 31, 2023, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

8. Income Taxes
The Company estimated an income tax benefit for the three and nine months ended September 30, 2024 using an estimated federal and state combined effective tax rate of 56.37% and recognized an income tax benefit of $0.6 million and $4.0 million, respectively, including the recognition of an income tax benefit due to the release of a valuation allowance on certain deferred tax assets which caused the year to date effective tax rate to be significantly different from historical annual effective tax rates.
The Company estimated income tax for the three and nine months ended September 30, 2023 using an estimated federal and state combined effective tax rate of 25.54% and recognized an income tax benefit of $1.6 million and income tax expense of $5.4 million, respectively.
The Company considers various factors, including cumulative losses, the future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies when assessing the realizability of its deferred tax assets. During the nine months ended September 30, 2024, the Company determined there is sufficient positive evidence to conclude it is more likely than not that a portion of the deferred tax assets related to certain state net operating loss carryforwards is realizable and therefore recorded a $5.2 million reduction in the related valuation allowance.
9. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2024 and 2023 and, as of September 30, 2024, $200 million of common stock remained available for issuance under the ATM Agreement. As of September 30, 2024 and December 31, 2023, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.4 million and $0.3 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
During the three and nine months ended September 30, 2024, 146,863 and 614,970 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.78 and $13.34 per share for an aggregate purchase price of $1.9 million and $8.2 million, respectively. During the three and nine months ended September 30, 2023, 2,070,777 and 6,516,485 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.09 and $12.85 per share for an aggregate purchase price of $25.0 million and $83.7 million, respectively. As of September 30, 2024, the Company had approximately $125.5 million remaining under its share repurchase authorization.
Dividends
The Company declared the following dividends during the nine months ended September 30, 2024:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.12	March 31, 2024	March 28, 2024	April 15, 2024
$0.12	June 30, 2024	June 28, 2024	July 15, 2024
$0.12	September 30, 2024	September 30, 2024	October 15, 2024
Non-Controlling Interest of Common Units in Operating Partnership
As of September 30, 2024, the Operating Partnership had 5,136,969 LTIP Units outstanding, representing a 4.8% partnership interest held by the limited partners. Of the 5,136,969 LTIP Units outstanding at September 30, 2024, 1,735,183 LTIP Units had vested but had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.
During the nine months ended September 30, 2024, 42,826 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 42,826 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, all 42,826 Common Units were redeemed for cash totaling $0.7 million.
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
The following table reconciles net income or loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders	$(7,091)	$(8,529)	$16,781	$11,543
Dividends paid on unvested share-based compensation	(97)	(65)	(293)	(198)
Net income (loss) available to common stockholders	$(7,188)	$(8,594)	$16,488	$11,345

Denominator:
Weighted-average shares outstanding - Basic	101,884,090	107,006,690	101,935,744	109,345,761
Effect of dilutive share-based compensation(1)	—	—	406,293	222,688
Weighted-average shares outstanding - Diluted	101,884,090	107,006,690	102,342,037	109,568,449

Basic and diluted earnings (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.07)	$(0.08)	$0.16	$0.10
(1)During the three months ended September 30, 2024 and 2023, the Company excluded 427,592 and 200,926 anti-dilutive shares from its calculation of diluted earnings per share, respectively.

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
LTIP Units (other than unvested Class A LTIP Units), whether vested or unvested, receive the same quarterly per-unit distributions as common units in the Operating Partnership, which equal the per-share distributions on the common stock of the Company. Class A LTIP Units that have not satisfied the applicable performance vesting conditions receive a quarterly per-unit distribution equal to ten percent (10%) of the distribution paid on common units in the Operating Partnership.
In May 2024, pursuant to the Company's Director Compensation Program, the Company issued 47,362 fully vested LTIP Units to its non-employee directors which had a grant date fair value of $14.78 per unit.

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of September 30, 2024:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2023	316,500	2,160,198	2,476,698
Granted	262,303	1,397,795	1,660,098
Vested(2)	(80,837)	(156,207)	(237,044)
Forfeited	(17,868)	—	(17,868)
Unvested as of September 30, 2024	480,098	3,401,786	3,881,884
Weighted-average fair value of unvested shares/units	$11.74	$8.32	$8.74
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the nine months ended September 30, 2024 and 2023, 21,642 and 17,613 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

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
For the three and nine months ended September 30, 2024, the Company recognized approximately $2.5 million and $10.4 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and employees. In addition, for the nine months ended September 30, 2024, the Company recognized $0.7 million of share-based compensation expense related to grants to the Board of Directors and for the three and nine months ended September 30, 2024 capitalized approximately $0.1 million and $0.4 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of September 30, 2024, there was $14.1 million of total unrecognized compensation costs related to unvested

Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.81 years.
For the three and nine months ended September 30, 2023, the Company recognized approximately $3.3 million and $9.2 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and employees. In addition, for the nine months ended September 30, 2023, the Company recognized $0.7 million of share-based compensation expense related to grants to the Board of Directors and for the three and nine months ended September 30, 2023 and capitalized approximately $0.1 million and $0.3 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the nine months ended September 30, 2024 (dollar amounts in thousands):

September 30, 2024
Weighted-average remaining lease term, including reasonably certain extension options(1)	19 years
Weighted-average discount rate	5.71%

ROU asset(2)	$17,059
Lease liability(3)	$17,979

Operating lease rent expense	$1,628
Variable lease costs	3,260
Total rent and variable lease costs	$4,888
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of September 30, 2024.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of September 30, 2024.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of September 30, 2024 (in thousands):

Year Ending December 31, 2024
2024 (excluding the nine months ended September 30, 2024)	$541
2025	2,172
2026	2,188
2027	2,204
2028	2,086
Thereafter	22,358
Total undiscounted lease payments	$31,549
Less imputed interest	(13,570)
Lease liability(1)	$17,979
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of September 30, 2024.

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
Franchise agreements generally have initial terms of 20 years, with an average remaining initial term of approximately eight years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of gross rooms revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the three and nine months ended September 30, 2024, the Company incurred management and franchise fee expenses of $7.4 million and $27.6 million, respectively, and for the three and nine months ended September 30, 2023 incurred expenses of $7.4 million and $26.8 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2024 and December 31, 2023, the Company had a balance of $57.3 million and $49.7 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
Renovation and Construction Commitments
As of September 30, 2024, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of September 30, 2024 totaled $55.5 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

13. Subsequent Events
On November 4, 2024, XHR LP amended and restated the credit agreement governing its corporate credit facilities to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (“Revolving Credit Facility”), a $225 million term loan (“2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (“2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”).
A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million.
The Revolving Credit Facility matures in November 2028 and can be extended up to an additional year. The Revolving Credit Facility’s interest rate is based on a pricing grid with a range of 145 to 275 basis points over the applicable adjusted term SOFR rate as determined by the Company’s leverage ratio. As of November 4, 2024, no borrowings were outstanding under the Revolving Credit Facility. The 2024 Initial Term Loan and 2024 Delayed Draw Term Loan each mature in November 2028, can be extended up to an additional year, and bear interest rates consistent with the pricing grid on the Revolving Credit Facility. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans, and the 2024 Delayed Draw Term Loan may be used by the Company to refinance other indebtedness and for general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the impact of macroeconomic factors, including inflation, rising interest rates, a potential domestic and/or global recession, global conflicts, the evolving workforce and wage landscape, capital expenditures, the ability to consummate acquisitions and dispositions of hotel properties, liquidity and derivations thereof, financial performance and potential dividends, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risk factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2024, as may be updated elsewhere in this report and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth; macroeconomic factors and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures, property and other taxes, and insurance which could result in reduced operating profit margins; the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; levels of spending in transient or group business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; decreased business travel for in-person meetings due to virtual meeting technological advancements and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as wars, global conflicts and geopolitical unrest, other political conditions or uncertainty, actual or threatened terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics (such as the COVID-19 pandemic) or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; changes in interest rates and operating costs, including labor and service related costs; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with required brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws, including increases to minimum wages; retention and attraction of our senior management team or key personnel; our ability to identify and consummate additional acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties that we acquire in the future and the risks associated with these hotel properties; disruption resulting from the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations and acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to natural disasters, the physical effects of climate change, civil unrest, terrorism or cyber-attacks and the physical effects and transition-related impacts of climate change; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of September 30, 2024, we owned 31 hotels and resorts, comprising 9,408 rooms across 14 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton and The Kessler Collection.
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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 2.8% during the third quarter of 2024, according to the U.S. Department of Commerce, compared to the increase in annual rate growth trend from the first and second quarters of 2024 of 1.4% and 3.0%, respectively. The increase during the third quarter reflected increases in consumer spending, exports and federal government spending that were partially offset by an increase in imports. In addition, the unemployment rate remained flat at 4.1% in September 2024 compared to June 2024 and rose slightly compared to 3.8% in March 2024. We continue to monitor and evaluate the challenges associated with inflationary pressures, rising interest rates, a potential domestic and/or global recession, global conflicts, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand remained flat during the three and nine months ended September 30, 2024. New hotel supply increased 0.5% during the same periods. An increase in ADR of 1.4% was partially offset by a decrease in occupancy of 0.5% which led to an increase in industry RevPAR of 0.9% for the three months ended September 30, 2024 compared to 2023. An increase in ADR of 1.6% was partially offset by a decrease in occupancy of 0.5% which led to an increase in industry RevPAR of 1.2% for the nine months ended September 30, 2024 compared to 2023.
Third Quarter 2024 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 1.6% and 0.6% to $160.96 and $174.50 for the three and nine months ended September 30, 2024 compared to $158.48 and $173.43 for the three and nine months ended September 30, 2023. The increase in our total portfolio RevPAR for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was driven primarily by an increase in occupancy, partially offset by disruption from renovations and normalizing leisure demand. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio. Excluding Grand Hyatt Scottsdale Resort, which is in the final stages of a transformative renovation, total portfolio RevPAR increased 1.2% and 3.4% to $168.21 and $179.18 for the three and nine months ended September 30, 2024 compared to $166.14 and $173.29 for the three and nine months ended September 30, 2023, respectively.
Net loss decreased 16.3% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily attributed a $1.8 million reduction in general and administrative expenses, a $1.6 million increase in gain on sale of investment properties, a $1.3 million reduction in depreciation and amortization expense, a $0.9 million increase in other income, a $0.4 million reduction in interest expense and a $0.3 million reduction in other operating expenses. These increases were partially offset by a $3.3 million reduction in hotel operating income, a $1.0 million reduction in income tax benefit, a $0.2 million decrease in gain on business interruption, a $0.2 million reduction in operating loss attributed to one hotel sold in 2024 and a $0.1 million increase in impairment and other losses.
Net income increased 46.1% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily attributed to an income tax benefit of $4.0 million compared to income tax expense of $5.4 million, a $4.7 million reduction in depreciation and amortization expense, a $3.6 million reduction in interest expense, a $1.6 million increase in gain on sale of investment properties, a $1.2 million reduction in loss on extinguishment of debt, a $1.1 million increase in other income and a $0.5 million increase in gain on business interruption. These increases were partially offset by a $15.7 million reduction in hotel operating income, a $0.5 million increase in impairment and other losses and a $0.3 million increase in other operating expenses.
Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2024 decreased 4.4% and 7.5% compared to the three and nine months ended September 30, 2023 and Adjusted FFO attributable to common stock and unit holders decreased 9.0% and 0.7% for the same periods. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income (loss) attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and nine months ended September 30, 2024 and 2023:

					Nine Months Ended September 30,
					2024	2023		Change
Number of properties at January 1					32	32		—
Properties disposed					(1)	—		(1)
Number of properties at September 30					31	32		(1)

Number of rooms at January 1					9,514	9,508		6
Rooms in properties acquired(1)					1	3		(2)
Rooms in properties disposed(2)					(107)	—		(107)
Number of rooms at September 30					9,408	9,511		(103)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023		Change
Total Portfolio Statistics:
Occupancy	66.9%	63.8%	310	bps	68.4%	66.1%	230	bps
ADR	$240.71	$248.58	(3.2)%		$255.02	$262.24		(2.8)%
RevPAR	$160.96	$158.48	1.6%		$174.50	$173.43		0.6%
(1)    In March 2024, we added one newly created room at Grand Bohemian Hotel Orlando, Autograph Collection. In April 2023, we added three newly created rooms at The Ritz-Carlton, Denver.
(2)    During the nine months ended September 30 2024, the Company sold one hotel with 107 rooms.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenues:
Rooms revenues	$139,577	$138,668	$909	0.7%	$453,487	$450,255	$3,232	0.7%
Food and beverage revenues	74,790	71,815	2,975	4.1%	256,643	259,972	(3,329)	(1.3)%
Other revenues	22,439	21,541	898	4.2%	67,068	61,836	5,232	8.5%
Total revenues	$236,806	$232,024	$4,782	2.1%	$777,198	$772,063	$5,135	0.7%
Rooms revenues
Rooms revenues for our total portfolio increased $0.9 million, or 0.7%, to $139.6 million for the three months ended September 30, 2024 from $138.7 million for the three months ended September 30, 2023 driven primarily by an increase in occupancy which was partially offset by disruption from renovations, normalizing leisure demand, the impact from hurricanes and a decline in average daily rate. The increase is net of a reduction of $1.2 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, which is in the final stages of a transformative renovation, rooms revenues for the three months ended September 30, 2024 increased $1.6 million, or 1.2%, when compared to the prior period.
Rooms revenues for our total portfolio increased $3.2 million, or 0.7%, to $453.5 million for the nine months ended September 30, 2024 from $450.3 million for the nine months ended September 30, 2023 driven primarily by an increase in occupancy which was partially offset by disruption from renovations, normalizing leisure demand, the impact from hurricanes and a decline in average daily rate. The increase is net of a reduction of $1.0 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, rooms revenues for the nine months ended September 30, 2024 increased $15.9 million, or 3.8%, when compared to the prior period.
Food and beverage revenues
Food and beverage revenues increased $3.0 million, or 4.1%, to $74.8 million for the three months ended September 30, 2024 from $71.8 million for the three months ended September 30, 2023 primarily due to an increase in occupancy. The increase is net of a reduction of $0.4 million attributed to the sale of Lorien Hotel & Spa in July 2024 and the impact from hurricanes. Excluding Grand Hyatt Scottsdale Resort, food and beverage revenues for the three months ended September 30, 2024 increased $3.4 million, or 4.8%, when compared to the prior period.
Food and beverage revenues decreased $3.3 million, or 1.3%, to $256.6 million for the nine months ended September 30, 2024 from $260.0 million for the nine months ended September 30, 2023 primarily due to disruption from renovations, normalizing leisure demand and the impact from hurricanes. Additionally, there was a decrease of $0.5 million attributed to the sale of Lorien Hotel & Spa in July 2024. These decreases were partially offset by an increase in occupancy across the remaining portfolio. Excluding Grand Hyatt Scottsdale Resort, food and beverage revenues for the nine months ended September 30, 2024 increased $7.9 million, or 3.3%, when compared to the prior period.
Other revenues
Other revenues increased $0.9 million, or 4.2%, to $22.4 million for the three months ended September 30, 2024 from $21.5 million for the three months ended September 30, 2023 primarily as a result of increased occupancy which was partially offset by disruption from renovations. This increase is net of a reduction of $0.3 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, other revenues for the three months ended September 30, 2024 increased $1.5 million, or 7.2%, when compared to the prior period.
Other revenues increased $5.2 million, or 8.5%, to $67.1 million for the nine months ended September 30, 2024 from $61.8 million for the nine months ended September 30, 2023 primarily as a result of increased occupancy which was partially offset by disruption from renovations. This increase is net of a reduction of $0.3 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, other revenues for the nine months ended September 30, 2024 increased $6.8 million, or 12.2%, when compared to the prior period.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Hotel operating expenses:
Rooms expenses	$37,535	$35,510	$2,025	5.7%	$114,756	$108,866	$5,890	5.4%
Food and beverage expenses	56,473	53,769	2,704	5.0%	177,587	174,445	3,142	1.8%
Other direct expenses	5,980	5,835	145	2.5%	18,824	17,547	1,277	7.3%
Other indirect expenses	68,332	65,142	3,190	4.9%	205,714	197,896	7,818	4.0%
Management and franchise fees	7,362	7,403	(41)	(0.6)%	27,646	26,818	828	3.1%
Total hotel operating expenses	$175,682	$167,659	$8,023	4.8%	$544,527	$525,572	$18,955	3.6%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.

Total hotel operating expenses increased $8.0 million, or 4.8%, to $175.7 million for the three months ended September 30, 2024 from $167.7 million for the three months ended September 30, 2023 largely due to increasing labor costs partially offset by disruption from renovations. This increase is net of a reduction of $1.6 million attributed to the sale of Lorien Hotel & Spa in July 2024 and the impact from hurricanes. Excluding Grand Hyatt Scottsdale Resort, total hotel operating expenses for the three months ended September 30, 2024 increased $8.1 million, or 5.0%, when compared to the prior period.
Total hotel operating expenses increased $19.0 million, or 3.6%, to $544.5 million for the nine months ended September 30, 2024 from $525.6 million for the nine months ended September 30, 2023 largely due to increasing labor costs partially offset by disruption from renovations. This increase is net of a reduction of $1.5 million attributed to the sale of Lorien Hotel & Spa in July 2024 and the impact from hurricanes. Excluding Grand Hyatt Scottsdale Resort, total hotel operating expenses for the nine months ended September 30, 2024 increased $26.8 million, or 5.5%, when compared to the prior period.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Depreciation and amortization	$31,839	$33,094	$(1,255)	(3.8)%	$95,626	$100,325	$(4,699)	(4.7)%
Real estate taxes, personal property taxes and insurance	13,112	12,918	194	1.5%	39,945	38,196	1,749	4.6%
Ground lease expense	788	751	37	4.9%	2,411	2,245	166	7.4%
General and administrative expenses	7,817	9,625	(1,808)	(18.8)%	28,416	28,380	36	0.1%
Gain on business interruption insurance	—	(218)	218	(100.0)%	(745)	(218)	(527)	241.7%
Other operating expenses (credits)	(103)	206	(309)	(150.0)%	1,104	816	288	35.3%
Impairment and other losses	121	—	121	100.0%	471	—	471	100.0%
Total corporate and other expenses	$53,574	$56,376	$(2,802)	(5.0)%	$167,228	$169,744	$(2,516)	(1.5)%
Depreciation and amortization
Depreciation and amortization expense decreased $1.3 million, or 3.8%, and $4.7 million, or 4.7%, to $31.8 million and $95.6 million for the three and nine months ended September 30, 2024 from $33.1 million and $100.3 million for the three and nine months ended September 30, 2023, respectively. The decrease was primarily attributed to fully depreciated assets during the comparable periods partially offset by the timing of new assets being placed in service and the sale of Lorien Hotel & Spa in July 2024.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.2 million, or 1.5%, to $13.1 million for the three months ended September 30, 2024 from $12.9 million for the three months ended September 30, 2023. This increase compared to the prior period was primarily attributed to a $0.5 million increase in insurance premiums and was partially offset by a net $0.2 million reduction in real estate taxes primarily attributed to tax refunds.
Real estate taxes, personal property taxes and insurance expense increased $1.7 million, or 4.6%, to $39.9 million for the nine months ended September 30, 2024 from $38.2 million for the nine months ended September 30, 2023. This increase was primarily attributed to a $1.2 million increase in insurance premiums and a net $0.6 million increase in real estate taxes compared to the prior period. These increases were partially offset by a $0.1 million reduction attributed to the sale of Lorien Hotel & Spa in July 2024.

Ground lease expense
Ground lease expense increased $0.2 million, or 7.4%, to $2.4 million for the nine months ended September 30, 2024 from $2.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in percentage rent in 2024, which is based on revenues at certain hotels with ground leases, compared to the prior period.
General and administrative expenses
General and administrative expenses decreased $1.8 million, or 18.8%, to $7.8 million for the three months ended September 30, 2024 from $9.6 million the three months ended September 30, 2023. The decrease is primarily related to a decrease in stock compensation expense resulting from the timing of accelerated expense recognition for awards granted to participants that have met or will meet retirement eligibility requirements prior to the applicable vesting dates.
General and administrative expenses remained flat at $28.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in stock compensation expense resulting from the acceleration of expense recognition for awards granted to participants that have met or will meet retirement eligibility requirements prior to the applicable vesting dates, partially offset by the write-off of accumulated offering costs associated with the prior At-The-Market offering which expired in August 2023.
Gain on business interruption insurance
Gain on business interruption insurance was $0.7 million for the nine months ended September 30, 2024, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023.
Gain on business interruption insurance was $0.2 million for the three and nine months ended September 30, 2023, which was attributed to insurance proceeds for a portion of lost income associated with cancellations due to a power outage.
Other operating expenses (credits)
Other operating expenses decreased $0.3 million, or 150.0%, to a credit of $0.1 million for the three months ended September 30, 2024 from expense of $0.2 million compared to the three months ended September 30, 2023 primarily due to a net reduction in franchise tax expense which was partially offset by the recognition of pre-opening expenses.
Other operating expenses increased $0.3 million, or 35.3%, to $1.1 million for the nine months ended September 30, 2024 from $0.8 million for the nine months ended September 30, 2023. This increase was primarily attributed to the recognition of pre-opening expenses which was partially offset by a net reduction in franchise tax expense.
Impairment and other losses
For the three and nine months ended September 30, 2024, the Company expensed $0.1 million and $0.5 million, respectively, of repair and clean up costs related to property damage sustained at certain properties.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$1,628	$—	$1,628	100.0%	$1,628	$—	$1,628	100.0%
Other income	$2,924	$2,031	$893	44.0%	$7,296	$6,212	$1,084	17.5%
Interest expense	(20,144)	(20,524)	380	(1.9)%	(60,747)	(64,308)	3,561	(5.5)%
Loss on extinguishment of debt	—	(20)	20	(100.0)%	—	(1,189)	1,189	(100.0)%
Income tax benefit (expense)	609	1,639	(1,030)	(62.8)%	4,027	(5,382)	9,409	(174.8)%

Gain on sale of investment properties
The gain on sale of investment properties for the three and nine months ended September 30, 2024 was attributed to the sale of Lorien Hotel & Spa in July 2024. No hotels were sold during the three and nine months ended September 30, 2023.
Other income
Other income increased $0.9 million, or 44.0%, to $2.9 million for the three months ended September 30, 2024 from $2.0 million for the three months ended September 30, 2023. This increase was primarily attributed to the recognition of a $0.9 million gain on insurance recovery related to casualty losses sustained at one property during the three months ended September 30, 2024.
Other income increased $1.1 million, or 17.5%, to $7.3 million for the nine months ended September 30, 2024 from $6.2 million for the nine months ended September 30, 2023. The increase is primarily attributed to the recognition of a $2.3 million gain on insurance recovery related to casualty losses at certain properties. Additionally, during the nine months ended September 30, 2023, $1.6 million of loan costs were expensed in connection with the refinancing of the prior corporate credit facility. These increases were partially offset by a decrease in interest income of $1.9 million primarily due to lower cash balances during the respective periods as well as the recognition of a gain on insurance recovery of $0.5 million during the nine months ended September 30, 2023 associated with a casualty loss at one property.
Interest expense
Interest expense decreased $0.4 million, or 1.9%, and $3.6 million, or 5.5%, to $20.1 million and $60.7 million for the three and nine months ended September 30, 2024 from $20.5 million and $64.3 million for the three and nine months ended September 30, 2023. The decreases were primarily due to capitalized interest of $1.0 million and $2.5 million during the three and nine months ended September 30, 2024, respectively. Additionally, for the nine months ended September 30, 2024, interest expense decreased compared to the nine months ended September 30, 2023 due to the impact of interest rate swaps entered into during the second quarter of 2023 and reduced interest expense related to the repurchase and retirement of $35.3 million aggregate principal of 6.375% 2020 Senior Notes due 2025 during 2023. These decreases were partially offset by an increase attributed to rising interest rates on variable debt and higher average outstanding term loan debt.
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
Income tax benefit (expense)
Income tax benefit decreased $1.0 million, or 62.8%, to $0.6 million for the three months ended September 30, 2024 from $1.6 million for the three months ended September 30, 2023. This decrease is primarily attributed to lower projected taxable income when compared to the prior periods and the use of federal and state net operating loss carryforwards.
Income tax benefit (expense) changed $9.4 million, or 174.8%, to an income tax benefit of $4.0 million for the nine months ended September 30, 2024 from income tax expense of $5.4 million for the nine months ended September 30, 2023. The increase from prior year is primarily attributable to a $5.2 million tax benefit associated with the release of the valuation allowance related to certain state net operating loss carryforwards, lower projected taxable income when compared to the prior periods and the use of federal and state net operating loss carryforwards.
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

Liquidity
As of September 30, 2024, we had $161.5 million of consolidated cash and cash equivalents and $63.2 million of restricted cash and escrows. The restricted cash as of September 30, 2024 primarily consisted of $57.3 million related to FF&E reserves as required per the terms of our management and franchise agreements, $3.5 million in deposits made for capital projects and cash held in mortgage escrows of $2.4 million for real estate taxes and replacement reserves.
As of September 30, 2024, there was no outstanding balance on our revolving line of credit and the full $450 million was available to be borrowed.
As of September 30, 2024, we had $200 million available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of September 30, 2024, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.50%.
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
Debt Covenants
As of September 30, 2024, we were not in compliance with a debt covenant on one mortgage loan which resulted in an event of default. We cured the default in October 2024 by depositing $2.7 million in an interest-bearing escrow account held by the lender. We were current on all loan payments and not otherwise in default under the revolving line of credit, corporate credit facility term loans, remaining mortgage loans or Senior Notes.

Derivatives
As of September 30, 2024, we had six interest rate swaps with an aggregate notional amount of $280.0 million. These swaps fix the variable interest rate on one mortgage loan for a portion of the term and fix SOFR for a portion of the terms of the 2023 Term Loans. The 2023 Term Loans spread may vary, as it is determined by our leverage ratio.
Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2024. As of September 30, 2024, we had $200 million available for sale under the ATM Agreement.
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
During the three and nine months ended September 30, 2024, 146,863 and 614,970 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.78 and $13.34 per share for an aggregate purchase price of $1.9 million an $8.2 million, respectively. During the three and nine months ended September 30, 2023, 2,070,777 and 6,516,485 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.09 and $12.85 per share for an aggregate purchase price of $25.0 million and $83.7 million, respectively. As of September 30, 2024, we had approximately $125.5 million remaining under our share repurchase authorization.
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
As of September 30, 2024 and December 31, 2023, we had a total of $57.3 million and $49.7 million, respectively, of FF&E reserves. During the three and nine months ended September 30, 2024, we made total capital expenditures of $46.9 million and $116.2 million, respectively, and during the three and nine months ended September 30, 2023, we made total capital expenditures of $35.5 million and $69.5 million, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2024, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of September 30, 2024 totaled $55.5 million.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowings under debt financings, including draws on our revolving line of credit and from various types of equity offerings or the sale of our hotels. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$133,138	$137,945
Net cash used in investing activities	(84,476)	(67,582)
Net cash used in financing activities	(47,110)	(160,168)
Net increase (decrease) in cash and cash equivalents and restricted cash	$1,552	$(89,805)
Cash and cash equivalents and restricted cash, at beginning of period	223,075	365,910
Cash and cash equivalents and restricted cash, at end of period	$224,627	$276,105
Operating
•Cash provided by operating activities was $133.1 million and $137.9 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net decrease to cash provided by operating activities during the nine months ended September 30, 2024 was primarily due to the timing of working capital transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the three and nine months ended September 30, 2024 and 2023.
Investing
•Cash used in investing activities was $84.5 million and $67.6 million for the nine months ended September 30, 2024 and 2023, respectively. Cash used in investing activities for the nine months ended September 30, 2024 was attributed to $116.2 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $29.1 million from the sale of Lorien Hotel & Spa, $2.4 million of proceeds from property insurance and $0.2 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis. Cash used in investing activities for the nine months ended September 30, 2023 was attributed to $69.5 million in capital improvements at our hotel properties, which was partially offset by $1.4 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis and $0.5 million of proceeds from property insurance.
Financing
•Cash used in financing activities was $47.1 million and $160.2 million for the nine months ended September 30, 2024 and 2023, respectively. Cash used in financing activities for the nine months ended September 30, 2024 was attributed (i) to the payment of $35.4 million in dividends, (ii) the repurchase of common stock totaling $8.2 million, (iii) principal payments of mortgage debt totaling $2.5 million, (iv) the redemption of Operating Partnership Units for cash of $0.7 million and (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million. Cash used in financing activities for the nine months ended September 30, 2023 was attributed to (i) the repayment of the existing corporate credit facility term loan maturing in 2024 totaling $125.0 million, (ii) the repayment of mortgage debt totaling $99.5 million, (iii) the repurchase of common stock totaling $83.7 million, (iv) the expenditure of $34.9 million for the repurchase and retirement of $35.3 million aggregate principal of 2020 Senior Notes, (v) the payment of $33.8 million in dividends, (vi) payment of loan fees and issuance costs of $5.6 million, (vii) principal payments of mortgage debt totaling $2.5 million and (viii) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million, which was partially offset (y) by proceeds from the 2023 Term Loans totaling $225.0 million and (z) proceeds from the amendment of one mortgage loan of $0.4 million.
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
We further adjust FFO for certain additional items that are not in Nareit’s definition of FFO such as terminated transaction and pre-opening expenses, amortization of debt origination costs and share-based compensation, non-cash ground rent and straight-line rent expense and other items we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(7,433)	$(8,885)	$17,647	$12,080
Adjustments:
Interest expense	20,144	20,524	60,747	64,308
Income tax benefit (expense)	(609)	(1,639)	(4,027)	5,382
Depreciation and amortization	31,839	33,094	95,626	100,325
EBITDA	$43,941	$43,094	$169,993	$182,095
Gain on sale of investment properties	(1,628)	—	(1,628)	—
EBITDAre	$42,313	$43,094	$168,365	$182,095

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(86)	$(94)	$(249)	$(270)
Gain on insurance recoveries(1)	(900)	—	(2,347)	(535)
Loss on extinguishment of debt	—	20	—	1,189
Amortization of share-based compensation expense	2,543	3,302	11,115	9,861
Non-cash ground rent and straight-line rent expense	(117)	8	(384)	(42)
Other non-recurring expenses(2)	538	—	1,459	—
Adjusted EBITDAre attributable to common stock and unit holders	$44,291	$46,330	$177,959	$192,298
(1)     During the three and nine months ended September 30, 2024, the Company recorded $0.9 million and $2.3 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. During the nine months ended September 30, 2023, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss sustained at one property. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
(2)     During the three months ended September 30, 2024, the Company recognized $0.4 million of pre-opening expenses and $0.1 million of repair and clean up costs related to property damage sustained at certain properties. During the nine months ended September 30, 2024, the Company recognized $1.0 million of pre-opening expenses and $0.5 million of repair and clean up costs related to property damage sustained at certain properties.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(7,433)	$(8,885)	$17,647	$12,080
Adjustments:
Depreciation and amortization related to investment properties	31,753	33,000	95,377	100,055
Gain on sale of investment properties	(1,628)	—	(1,628)	—
FFO attributable to common stock and unit holders	$22,692	$24,115	$111,396	$112,135

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$(900)	$—	$(2,347)	$(535)
Loss on extinguishment of debt	—	20	—	1,189
Loan related costs, net of adjustment related to non-controlling interests(2)	1,358	1,263	4,073	3,558
Amortization of share-based compensation expense	2,543	3,302	11,115	9,861
Non-cash ground rent and straight-line rent expense	(117)	8	(384)	(42)
Other non-recurring expenses(3)	538	—	1,459	—
Adjusted FFO attributable to common stock and unit holders	$26,114	$28,708	$125,312	$126,166
(1)     During the three and nine months ended September 30, 2024, the Company recorded $0.9 million and $2.3 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. During the nine months ended September 30, 2023, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss sustained at one property. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
(2)     Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(3)     During the three months ended September 30, 2024, the Company recognized $0.4 million of pre-opening expenses and $0.1 million of repair and clean up costs related to property damage sustained at certain properties. During the nine months ended September 30, 2024, the Company recognized $1.0 million of pre-opening expenses and $0.5 million of repair and clean up costs related to property damage sustained at certain properties.
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
Subsequent Events
On November 4, 2024, XHR LP amended and restated the credit agreement governing its corporate credit facilities to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of the Revolving Credit Facility, the 2024 Initial Term Loan, and the 2024 Delayed Draw Term Loan, pursuant to the Amended and Restated Credit Agreement (each as defined in "Part II-Item 5. Other Information" below).
A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million.
The Revolving Credit Facility matures in November 2028 and can be extended up to an additional year. The Revolving Credit Facility’s interest rate is based on a pricing grid with a range of 145 to 275 basis points over the applicable adjusted term SOFR rate as determined by the Company’s leverage ratio. As of November 4, 2024, no borrowings were outstanding under the Revolving Credit Facility. The 2024 Initial Term Loan and 2024 Delayed Draw Term Loan each mature in November 2028, can be extended up to an additional year, and bear interest rates consistent with the pricing grid on the Revolving Credit Facility. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans, and the 2024 Delayed Draw Term Loan may be used by the Company to refinance other indebtedness and for general working capital purposes.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2024 and December 31, 2023, all of our variable rate debt was fixed by interest rate swaps and, as a result, an increase or decrease of 1% in market interest rates would not have an impact on our interest expense, future earnings or cash flows through the date of the earliest maturity of our interest rate hedges, which is mid-February 2025.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2024, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$853	$469,178	$55,381	$101,386	$—	$500,000	$1,126,798	$1,113,897
Variable rate debt	—	—	225,000	1,002	52,078	—	278,080	274,786
Total	$853	$469,178	$280,381	$102,388	$52,078	$500,000	$1,404,878	$1,388,683
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.59%	6.36%	4.56%	4.63%	—%	4.88%	5.46%	5.68%
Variable rate debt	—%	—%	5.65%	5.72%	5.72%	—%	5.66%	6.85%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of September 30, 2024.
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

Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Repurchase Program during the period ended September 30, 2024:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1 to January 31, 2024	463,707	$13.51	463,707	$127,471
February 1 to February 29, 2024	4,400	$13.78	4,400	$127,410
March 1 to March 31, 2024	—	$—	—	$127,410
April 1 to April 30, 2024	—	$—	—	$127,410
May 1 to May 31, 2024	—	$—	—	$127,410
June 1 to June 30, 2024	—	$—	—	$127,410
July 1 to July 31, 2024	—	$—	—	$127,410
August 1 to August 31, 2024	146,863	$12.78	146,863	$125,534
September 1 to September 30, 2024	—	$—	—	$125,534
Total	614,970	$13.34	614,970

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amended and Restated Credit Agreement
The information included in this portion of Part II-Item 5. Other Information of this Quarterly Report on Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
On November 4, 2024, the XHR LP ("Borrower") amended and restated the credit agreement governing its corporate credit facilities to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (“Revolving Credit Facility”), a $225 million term loan (“2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (“2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”).
A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million.

The Revolving Credit Facility matures in November 2028 and can be extended up to an additional year. The Revolving Credit Facility’s interest rate is based on a pricing grid with a range of 145 to 275 basis points over the applicable adjusted term SOFR rate as determined by the Company’s leverage ratio. As of November 4, 2024, no borrowings were outstanding under the Revolving Credit Facility. The 2024 Initial Term Loan and 2024 Delayed Draw Term Loan each mature in November 2028, can be extended up to an additional year, and bear interest rates consistent with the pricing grid on the Revolving Credit Facility. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans, and the 2024 Delayed Draw Term Loan may be used by the Company to refinance other indebtedness and for general working capital purposes.
The Company may prepay the outstanding principal amount under the Amended and Restated Credit Agreement, in whole or in part, at any time, subject to prior notice to the administrative agent. The Amended and Restated Credit Agreement contains customary affirmative, negative and financial covenants, representations and warranties, and default provisions.
The Company has entered into an amended and restated guaranty (“Amended and Restated Parent Guaranty”) pursuant to which the Company has irrevocably and unconditionally guaranteed to JPMorgan Chase Bank, N.A., as administrative agent, for the benefit of the lenders party thereto, the payment and performance of the obligations of the Borrower under the Amended and Restated Credit Agreement as and when due and payable.
The description set forth in this Item 5 under the heading “Credit Agreement” does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Credit Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and the Amended and Restated Parent Guaranty, which is also attached hereto as Exhibit 10.2, each of which is incorporated herein by reference.
Trading Arrangements
During the quarter ended September 30, 2024, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

10.1*	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 4, 2024, by and among XHR LP, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

10.2*	Amended and Restated Parent Guaranty, dated as of November 4, 2024, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A. as administrative agent

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

November 7, 2024

/s/ MARCEL VERBAAS
Marcel Verbaas
Chair and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)