Form 10-K
period 2024-12-31
Xenia Hotels & Resorts, Inc.
filed 2025-02-25
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the 100,985,200 shares of common stock held by non-affiliates of the registrant was approximately $1.45 billion based on the closing price of the New York Stock Exchange for such common stock as of June 28, 2024.
As of February 21, 2025, there were 101,352,961 shares of the registrant's common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be held on May 13, 2025, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2024 FORM 10-K ANNUAL REPORT
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
•events beyond our control, such as war, terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics (such as the COVID-19 pandemic) or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, wildfires, tornadoes, floods, and droughts, and natural or man-made disasters;
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
Additionally, certain of our disclosures contained on our corporate website and in our filings with the Securities and Exchange Commission ("SEC") relate to environmental and sustainability matters, goals and related issues. These disclosures are informed by various environmental and sustainability standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not, and should not be interpreted as necessarily being, "material" under the federal securities laws for SEC reporting purposes, even where we use the word "material" or "materiality." Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change.

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
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of December 31, 2024, the Company collectively owned 95.8% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 4.2% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of December 31, 2024, the Company owned 31 lodging properties with a total of 9,408 rooms.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida, 32801, and our telephone number is (407) 246-8100. The Company’s website is www.xeniareit.com. The information contained on our website, or that can be accessed through our website, neither constitutes part of this Annual Report on Form 10-K nor is incorporated by reference herein.
The following chart shows our structure as of December 31, 2024:
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
•Drive Growth Through Proactive Asset Management, In-House Project Management and Strategic Capital Investment. We believe that investing in our properties and employing a proactive asset management approach designed to identify investment strategies will optimize internal growth opportunities. Our management team’s extensive industry experience across multiple brands and management companies coupled with our integrated asset management and project management teams enable us to identify and implement value-add strategies and to prudently invest capital in our assets to optimize operating results while leveraging best practices across our portfolio.
-    Proactive Asset Management. Our experienced asset management team focuses on driving property performance through revenue enhancement and cost containment efforts. Our ability to work with a wide variety of management and franchise companies provides us with the opportunity to benchmark performance across our portfolio in order to share best practices. While we do not operate our hotel properties directly, and under the terms of our management agreements our ability to participate in operating decisions regarding our hotels is limited, we conduct regular revenue, sales, and financial performance reviews and also perform in-depth on-site and virtual reviews focused on ongoing operating margin improvement initiatives. We interact frequently with our management companies and on-site management personnel, including conducting regular meetings with key executives of our management companies and brands. We work to maximize the value of our assets through all aspects of the hotel operation and ancillary real estate opportunities.
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
Our Financing and Capital Strategy
We strive to maintain a flexible capital structure that puts us in a position to be opportunistic in allocating capital for investment. We seek to maintain a modest amount of leverage and closely monitor our near-term debt maturities. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities, as well as with debt financings utilizing staggered maturities. Our debt includes a revolving credit facility, corporate credit facility term loans, the Senior Notes (as defined below), mortgage loans collateralized by certain of our hotel properties, or leasehold interests under the ground leases on our hotel properties and may include other types of private and public debt in the future.
As of December 31, 2024, we had a total of $78.2 million of cash on hand, including $65.4 million of restricted cash primarily set aside to maintain our hotels. Our weighted-average debt maturity as of December 31, 2024 was 2.2 years for our mortgage loans, 4.6 years for our corporate credit facility term loans, the Senior Notes, and revolving credit facility and 4.3 years for all debt. Our total debt had a weighted-average interest rate of 5.54%.
In January 2023, XHR LP (the "Borrower") entered into a $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “2023 Revolving Line of Credit”), a $125 million initial term loan (the "2023 Initial Term Loan") and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023 (the "2023 Credit Agreement"), by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto. The 2023 Revolving Line of Credit and the 2023 Initial Term Loan refinanced in full the then existing corporate credit facilities, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the Company's prior corporate credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024.
In November 2024, XHR LP amended and restated the 2023 Credit Agreement to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (the “Revolving Credit Facility”), a $225 million term loan (the “2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (the “2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”). A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million. The Revolving Credit Facility matures in November 2028 and can be extended up to two additional six-month periods. The Revolving Credit Facility’s interest rate is based, at the Company's option, on a pricing grid with a range of (i) 145 to 275 basis points over the applicable adjusted term SOFR rate or (ii) 45 to 175 basis points over the applicable alternative base rate, in each case as determined by the Company’s leverage ratio. The 2024 Term Loans each mature in November 2028, can be extended up to two additional six-month periods, and bear interest rates consistent with the pricing grid on the Revolving Credit Facility. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans under the 2023 Credit Agreement.
As of December 31, 2024, the Company had an outstanding balance of $10 million on the Revolving Credit Facility with remaining availability of $490 million and no amounts had been funded under the 2024 Delayed Draw Term Loan commitment.
In May 2021, we issued $500 million of 4.875% Senior Notes due in 2029 (the "2021 Senior Notes"). In November 2024, we issued $400 million of 6.625% Senior Notes due 2030 (the "2024 Senior Notes" and together with the 2021 Senior Notes, the "Senior Notes") at a price equal to 100% of face value and used the net proceeds, together with cash on hand, to redeem in full the outstanding $464.7 million aggregate principal of 6.375% Senior Notes due 2025 issued by the Company in 2020 (the "2020 Senior Notes").

In January 2025, we borrowed the $100 million available on the 2024 Delayed Draw Term Loan and used a portion of the borrowings to repay the full amount outstanding under the Revolving Credit Facility. In accordance with the Amended and Restated Credit Agreement, the remaining proceeds may be used by the Company to refinance other indebtedness and for general working capital purposes.
From time to time, we may also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase our common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. The Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2024, the Company had approximately $117.9 million remaining under its share repurchase authorization.
We may also issue new equity or debt and use the proceeds from such issuances to acquire assets, make capital improvements that yield attractive risk-adjusted returns on investment, or for general corporate purposes. We maintain an At-The-Market ("ATM") program available for selling common stock with an aggregate gross offering price of up to $200 million. From time to time, we may sell shares under the ATM program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. to raise capital when we believe conditions are advantageous. We had $200 million available for issuance under the ATM Agreement as of December 31, 2024. We may issue equity under this program or other equity issuance programs if we determine that shares can be sold at an attractive price and there is a compelling use for such proceeds.
We anticipate using a portion of cash flows generated from operations to fund future acquisitions as well as for property redevelopments, return on investment initiatives, working capital requirements, lease payments and, at times, payment of dividends and share repurchase programs. Subject to market conditions, we intend to repay amounts outstanding under our credit facility and/or other debt from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, sale of assets and cash flows from operations.
Competition
The U.S. lodging industry is highly competitive. Our hotels compete with other hotels and alternative accommodation options for guests (e.g. those that are found on websites that facilitate short-term rentals of homes and apartments from owners) in each of their markets on the basis of several factors, including, among others, room rates, quality of accommodations, service levels and amenities, location, brand affiliation, reputation and reservation systems. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels and alternative accommodation options. We believe that hotels, which are predominately affiliated with leading brands, such as our portfolio of hotels, will enjoy the competitive advantages associated with operating under such brands, which includes the competitive strength of reservation systems and loyalty programs, and are important to our customers. Increased competition could harm our occupancy, RevPAR, ADR and consequently our revenue and may require us to provide additional amenities or make capital improvements that we otherwise would not have to make, and may materially and adversely affect our operating results and liquidity.
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
Seasonality
The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our rooms revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property and depend upon location, type of property, and competitive mix within the specific location. In a stable macroeconomic environment, our revenues and operating income have historically been highest in the second quarter of the year followed by the first, fourth and third quarters, respectively.

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
Some of our hotels have asbestos-containing building materials. We believe that the asbestos is appropriately contained in accordance with current environmental regulations and that we have no need for any immediate remediation or current plans to remove the asbestos. Environmental laws require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third-parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.
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
We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT"), in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, approximately 95.8% of the Operating Partnership Units in our Operating Partnership, with the remaining 4.2% owned by certain of our executive officers and current or former members of our Board of Directors. In the future, we may issue additional common or preferred units in our Operating Partnership, from time to time, in connection with acquisitions of hotels, financings, compensation or other reasons.
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
Insurance
We, or our third-party management companies, carry commercial general liability, commercial property including extended coverage and business interruption, terrorism, cyber risk and umbrella liability coverage on all of our hotels and earthquake, wind, flood, hurricane, wildfire and environmental coverage on hotels in areas where we believe such coverage is warranted, in each case with deductibles and limits of liability that we believe are adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to, war or acts of God which are not insurable.
Human Capital
Corporate Employees
As of December 31, 2024, we had 46 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We believe we offer competitive compensation and benefits programs and frequently benchmark our compensation and benefits package against those in our industry and in similar disciplines. Our benefit programs include an employee stock grant program, health plan options with generous cost-sharing and health savings account contributions, dental, vision, life and disability insurance, a retirement plan with matching employer contributions, tuition reimbursements, qualified parking benefits, significant amounts of paid time off and a hybrid remote work policy. We are also committed to cultivating our employees through training and development, including leadership training, professional certifications, continuing education and professional memberships, performance management through annual performance reviews and periodic feedback, health and wellness programs and team-building programs. We have also been recognized as one of America's Most Responsible Companies by Newsweek.

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
The SEC maintains a website that contains reports, proxy and other information that we have filed with the SEC. The SEC website can be found at https://www.sec.gov.

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
•An adverse change in economic conditions may negatively affect the lodging industry.
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
•natural disasters, such as hurricanes, wildfires, earthquakes, tornadoes, floods, droughts, tsunamis, typhoons, and extreme weather events, some of which may become more frequent and intense as a result of climate change, and man-made disasters, such as oil spills, terrorist attacks, and nuclear incidents;
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
Hurricanes, wildfires, earthquakes, tornadoes, droughts, tsunamis, and other man-made or natural disasters, as well as the spread or fear of the spread of contagious diseases in locations where we own significant properties and from which we draw a large number of guests, could cause a decline in the level of business and leisure travel in certain regions or as a whole and reduce the demand for lodging, which may adversely affect our financial condition and operating performance. The COVID-19 pandemic resulted in significant disruption and additional risks to our business, the lodging, hospitality, and travel industries, and the global economy. While our business has mostly recovered compared to pre-COVID-19 pandemic results in 2019, potential concerns about public health either related to COVID-19 or otherwise may impact travel demand and consumer confidence in the future. Actual or threatened war, terrorist activity, political unrest, civil strife, and other geopolitical uncertainty could have a similar effect on our financial condition or our growth strategy. Any one or more of these events may reduce the overall demand for hotel rooms or limit the prices we can obtain for them, both of which could adversely affect our profits and financial results.
An adverse change in economic conditions may negatively affect the lodging industry.
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
In our portfolio, 23 of the 31 hotels that we owned as of December 31, 2024 operate under brands owned by Marriott and Hyatt. As a result, our success is dependent in part on the continued success of Marriott and Hyatt and their respective brands. We believe that brands help to drive demand and increase guest loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hyatt brands is reduced or compromised, the goodwill associated with the Marriott and/or Hyatt branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott and/or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hyatt could, under certain circumstances, terminate our current agreements with them or decline to provide agreements for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in Texas, California, and Florida, which exposes our business to the effects of regional events and occurrences.

We have a concentration of hotels in Texas, California and Florida. Specifically, as of December 31, 2024, approximately 23%, 20%, and 12% of rooms in our portfolio were located in Texas, California and Florida, respectively. The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities, negative trends in the industry sectors that are concentrated in these markets and more severe restrictions related to health and safety measures, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which we are concentrated. In addition, our hotels may be subject to the effects of adverse acts of nature, such as hurricanes, wildfires, winter storms, hailstorms, strong winds, tropical storms, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage to our hotels in specific geographic locations, including in the Texas, California and Florida markets. Some of these acts of nature may become more frequent and more severe due to the effects of climate change. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken, and/or long-term power outages are resolved. Additionally, we cannot assure you that the amount of hurricane, wildfire, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event. As a result of this geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and adverse acts of nature than other areas in the United States.
Our long-term growth depends in part on successfully identifying and consummating acquisitions of additional hotels and the failure to make such acquisitions could materially impede our growth.
A key element of our business strategy is to invest in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition, or that we will realize any anticipated benefits from such acquisitions. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels that we deem attractive, or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of borrowings under our revolving credit facility and corporate credit facility term loans, our mortgage loans, the use of retained cash flows and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.
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
•acts of God, such as hurricanes, wildfires, earthquakes, floods or other uninsured losses;
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
We lease the land underlying three of our hotels and/or meeting facilities from third-parties as of December 31, 2024. Two of these hotels are subject to ground leases that cover all of the land underlying the respective hotel, and the third is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these three hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 34 years. Assuming all renewal options are exercised, the average remaining term is 67 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
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
The credit agreement governing our revolving credit facility and our corporate credit facility term loans as well as the indentures governing our Senior Notes contain customary covenants with which we must comply, which limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, incur liens on assets, enter into new types of businesses, engage in mergers, liquidations or consolidations, sell assets, make restricted payments (including the payment of dividends and other distributions), enter into negative pledges or limitations on the ability of subsidiaries to make certain distributions or to guarantee the indebtedness under the credit agreements, engage in certain transactions with affiliates, enter into sale and leaseback transactions, make investments and capital expenditures, acquire real estate assets, enter into speculative hedging transactions, change our fiscal year and make certain payments and prepayments with respect to subordinated debt. The credit agreements also contain financial covenants relating to our maximum total leverage ratio, maximum secured leverage ratio, maximum secured recourse leverage ratio, minimum fixed charge coverage ratio, minimum consolidated tangible net worth, minimum unsecured interest coverage ratio and maximum unencumbered leverage ratio. Any other credit facility or other loans that we enter into may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our continued ability to borrow under the revolving credit facility and any other credit facility that we may obtain will be subject to compliance with these covenants and our ability to meet these covenants will be adversely affected if U.S. lodging fundamentals do not continue to improve when and to the extent that we expect. In addition, our failure to comply with these covenants, as well as our inability to make required payments under the credit agreements or any future debt agreement, could cause an event of default under the credit agreements, which, if not waived, could result in the termination of the financing commitments under the credit agreement governing our revolving credit facility and corporate credit facility term loans and the acceleration of the maturity of the outstanding indebtedness thereunder, or could cause an event of default under such future debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on property-level secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, the credit agreements contain, and any future debt agreements may contain, cross-default provisions with respect to certain other recourse and non-recourse indebtedness and contain certain other events of default which would similarly, in each case, give the lenders under the credit agreements the right to terminate such financing commitments and accelerate the maturity of such indebtedness under the credit agreements or give the lenders under such other agreement the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on our credit agreements or any other debt agreements, it could materially and adversely affect us.
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
We have borrowed money, some of which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our indebtedness and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2024, approximately $288.1 million, or 21%, of our total debt outstanding, bore interest at variable rates which was hedged by interest rate protection agreements.
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
We believe that we qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2024, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings clause." If we were to rely on a REIT "savings clause", we would have to pay a penalty tax, which could be material.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, issuances pursuant to our ATM program and equity awards that may be granted to our directors, officers, employees, and consultants. Our Board of Directors has approved an Incentive Award Plan (the "Plan"), which provides for the grant of cash and equity-based awards to our directors, officers, employees, and consultants. We reserved 11,750,000 shares of our common stock for issuance or transfer pursuant to awards under the Plan, which may be amended from time to time and may increase the number of shares of our common stock for issuance. For a more detailed description of the Plan, see "Part III-Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
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
We own 95.8% of the Operating Partnership Units and the remaining 4.2% of the Operating Partnership Units are owned by the other limited partners comprised of our executive officers and current or former members of our Board of Directors. However, in connection with our future acquisition of properties or otherwise, we may issue Operating Partnership Units to third-parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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

We face risks associated with natural disasters and the physical effects of climate change, which may include more frequent or severe storms, hurricanes, wildfires, flooding, rising sea levels, shortages of water, and droughts, as well as efforts to mitigate or adapt to climate change, any of which could have a material adverse effect on our properties, operations and business.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which may include more frequent and/or severe storms, hurricanes, wildfires, flooding, freeze events, heatwaves, rising sea levels, shortages of water and droughts, any of which could have a material adverse effect on our properties, operations and business. Climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotel properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotel properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotel properties, operations or business. To the extent climate change causes changes in weather patterns, our coastal markets could also experience increases in storm frequency and/or intensity and rising sea-levels causing damage to our hotel properties. As a result, we could become subject to significant losses, litigation and/or repair costs that may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that limit access to the water needed to operate our hotel properties or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards or limitations on energy usage. Climate change may result in increased energy and water costs and may also change the comparative attractiveness of certain travel locations or result in people migrating from certain locations to other locations. As a result, some of our hotel properties may be more or less in demand in the future.

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

During the global financial crisis that began in 2008 and following the onset of the COVID-19 pandemic in 2020, the domestic financial markets experienced unusual volatility, uncertainty and a tightening of liquidity in both the debt and equity capital markets. Credit spreads for major sources of capital widened significantly during the U.S. credit crisis as investors demanded a higher risk premium. During 2022 and 2023, the Federal Reserve raised interest rates to combat inflation which negatively impacted the credit market as well as the capital markets. If there are continued periods of volatility and weakness in the capital and credit markets in the future, the availability of debt and equity financing could decline. Our business may be affected by market and economic challenges experienced by the U.S. or global economy or real estate industry as a whole or by the local economic conditions in the markets in which our hotels are located, including the dislocations in the credit markets and general global economic recession. For the following and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments. Specifically, these conditions may have the following consequences:

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

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents that impact Xenia’s corporate systems and information; and

•a third-party risk management process for key service providers, suppliers, and vendors that support our corporate functions based on our assessment of their respective risk profiles.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our corporate operations, business strategy, results of operations, or financial condition. See "Part I-Item 1A. Risk Factors - Technology and Information Systems Risks." As noted above, given our status as a REIT, we do not have actual or contractual access to the systems or information maintained by the property operators, managers and franchisors and we must rely on such operators’, managers’ and franchisors' programs and processes to protect the properties in which we invest.

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

The Audit Committee reports to the Board of Directors regarding its activities, including those related to cybersecurity. The Board of Directors also receives periodic briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our enterprise risk management committee ("ERMC") and internal information technology security staff as part of the Board of Directors’ continuing education on topics that impact public companies.

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

Item 2. Properties
We lease our corporate headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2024, we owned a portfolio of 31 hotels and resorts across 14 states. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring uniquely positioned luxury and upper upscale hotels and resorts primarily in the top 25 lodging markets and key leisure destinations in the United States.
Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 81.1% of our rooms operating under Marriott or Hyatt brands. The following table sets forth our brand affiliations as of December 31, 2024:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	4	472	5.0%
Marriott	3	1,452	15.4%
Renaissance	1	522	5.5%
The Ritz-Carlton	2	570	6.1%
W	1	346	3.7%
Westin	2	875	9.3%
Subtotal	13	4,237	45.0%

Hyatt
Andaz	3	451	4.8%
Grand Hyatt	1	491	5.2%
Hyatt Centric	1	120	1.3%
Hyatt Regency	3	1,884	20.0%
Park Hyatt	1	327	3.5%
The Unbound Collection	1	119	1.3%
Subtotal	10	3,392	36.1%

Fairmont	2	730	7.8%

Kimpton	4	637	6.8%

Loews	1	285	3.0%

Hilton - Waldorf Astoria	1	127	1.3%

Total portfolio	31	9,408	100%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2024(1):

Hotel	Rooms	Year Acquired/Opened	State	Brand Affiliation	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah	151	2013	GA	Hyatt	Hyatt	L
Bohemian Hotel Savannah Riverfront, Autograph Collection	75	2012	GA	Marriott	Kessler	UU
Fairmont Dallas	545	2011	TX	Fairmont	Accor	L
Fairmont Pittsburgh	185	2018	PA	Fairmont	Accor	L
Grand Bohemian Hotel Charleston, Autograph Collection	50	2015	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, Autograph Collection	99	2015	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, Autograph Collection(4)	248	2012	FL	Marriott	Kessler	UU
Grand Hyatt Scottsdale Resort	491	2017	AZ	Hyatt	Hyatt	L
Hyatt Centric Key West Resort & Spa	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Grand Cypress	779	2017	FL	Hyatt	Hyatt	UU
Hyatt Regency Portland at the Oregon Convention Center	600	2019	OR	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara(5)	505	2013	CA	Hyatt	Hyatt	UU
Kimpton Canary Hotel Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Kimpton Hotel Palomar Philadelphia	230	2015	PA	Kimpton	Kimpton	UU
Kimpton RiverPlace Hotel	85	2015	OR	Kimpton	Kimpton	UU
Loews New Orleans Hotel	285	2013	LA	Loews	Loews	L
Marriott Dallas Downtown	416	2010	TX	Marriott	Marriott	UU
Marriott San Francisco Airport Waterfront(4)	688	2012	CA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	348	2007	TX	Marriott	Marriott	UU
Park Hyatt Aviara Resort, Golf Club & Spa	327	2018	CA	Hyatt	Hyatt	L
Renaissance Atlanta Waverly Hotel & Convention Center	522	2012	GA	Marriott	Renaissance	UU
Royal Palms Resort & Spa, The Unbound Collection by Hyatt	119	2017	AZ	Hyatt	Hyatt	L
The Ritz-Carlton, Denver	205	2018	CO	Marriott	Marriott	L
The Ritz-Carlton, Pentagon City(5)	365	2017	VA	Marriott	Marriott	L
W Nashville	346	2022	TN	Marriott	Marriott	L
Waldorf Astoria Atlanta Buckhead	127	2018	GA	Hilton	Waldorf Astoria	L
Westin Galleria Houston	469	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria	406	2013	TX	Marriott	Westin	UU
(1)    Includes only the hotels in our portfolio as of December 31, 2024.
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
(4)    These properties are subject to mortgage debt as of December 31, 2024.
(5)    These hotels are subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements- Ground Leases" for more information.

Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 31 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a management agreement with an independent third-party hotel management company. Approximately 5% of our portfolio (by room count as of December 31, 2024) are also operated under distinct franchise agreements, which we refer to as "franchised hotels." Approximately 95% of our portfolio (by room count as of December 31, 2024) are operated pursuant to a management agreement, which we refer to as "brand-managed hotels."
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
Of our brand-managed hotels, approximately 42% of our brand-managed hotels (by room count as of December 31, 2024) are managed by Marriott and its affiliates, approximately 38% are managed by Hyatt and the remainder are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term of between 10 to 30 years and have an average remaining term of approximately 13 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. The average remaining term of our management agreements assuming the exercise of all renewal options is approximately 26 years.
Fees
Our management agreements for brand-managed hotels typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fee is typically 3.0% of gross hotel revenues or receipts, but ranges from approximately 2.0% to 4.0%, the highest of which also include fees for additional non-management services. The incentive management fees range from 8% to 30% of net operating income (or other similar metrics, such as gross operating profit, as defined in the management agreement) remaining after deducting a priority return typically equal to 8.5% to 11% of total capital investment in the hotel. We also pay certain accounting services fees to the management companies in a majority of the agreements. Our management agreements for brand-managed hotels also typically require the maintenance of furniture, fixtures and equipment replacement reserves ("FF&E reserves") generally ranging between 2% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
Term
The management agreements for our franchised hotels generally contain initial terms between 15 and 20 years with an average remaining initial term of approximately five years. None of these agreements contemplate a renewal or extension of the initial term or can be extended without our consent.
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

Ground Leases

The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2024 associated with land underlying our hotels and meeting facilities that we lease from third-parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent(1)	Base Rent Increases at Renewal	Lease Type
Ground Lease: Entire Property
Hyatt Regency Santa Clara	April 30, 2035	4 x 10 years, 1 x 9 years(2)	$68,904(3)	Increases if lessee exercises its option to expand at which time base rent will be increased by $800 for each additional hotel room in excess of 500	Triple Net
The Ritz-Carlton, Pentagon City	May 7, 2040	2 x 25 years	$53,375	Fair market rent adjustment at commencement of lease renewal	Triple Net
Ground Lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights	$13,097(3)	Not applicable	Triple Net
(1)    In addition to minimum rent, the Company may owe percentage rent. In particular, Hyatt Regency Santa Clara incurs percentage rent based on a percentage of rooms revenue and ballroom receipts, which exceeded the minimum base rent for the years ended December 31, 2024, 2023 and 2022. The Ritz-Carlton, Pentagon City incurs the greater of (i) minimum base rent or (ii) five percent (5%) of rooms revenues and, for the years ended December 31, 2024, 2023 and 2022, percentage rent exceeded minimum base rent.
(2)    The Company has a right of first refusal to purchase all or a portion of certain areas covered by the two separate leases.
(3)     The base rent is adjusted periodically based on a calculation tied to the Consumer Price Index for the Convention Center at Marriott Woodlands Waterway Hotel & Convention Center and for a portion of the leased square footage at Hyatt Regency Santa Clara. The monthly minimum or base rent in this chart is for the period from January 1, 2024 through December 31, 2024.
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
Shareholder Information
As of February 21, 2025, there were 9,665 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by banks, brokers and other financial institutions. Also as of February 21, 2025, there were 13 holders (other than our Company) of our Operating Partnership Units comprising certain of our executive officers and current or former members of our Board of Directors, which includes, with respect to such executive officers, unvested long-term incentive plan partnership units ("LTIP Units"). LTIP Units may or may not vest based on the passage of time and meeting certain market-based performance objectives. Of the 4,496,674 LTIP Units outstanding at December 31, 2024, 1,911,731 units had vested and were eligible for redemption. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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
Dividends
Over the long-term we anticipate making regular quarterly distributions to stockholders. To maintain our qualification as a REIT, we must distribute to our stockholders an amount at least equal to:
i.90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles ("GAAP")); plus
ii.90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less
iii.any excess non-cash income (as determined under the Code).
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
The method used by common stockholders to receive distributions may affect the timing of the distributions. The Company treats all stockholders as constructively receiving distributions on the distribution date, regardless of the distribution method chosen by the stockholder. To change the method used to receive distributions a stockholder may contact the Company or its transfer agent, Computershare, to obtain a Xenia Change of Distribution Election form. Contact information can be found on the "Investors" page of our website under "Resources - Investor Contacts".
In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions and our Board of Directors could change our distribution policy in the future.

Common Stock
The Company paid the following dividend on common stock during the year ended December 31, 2024 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.12	March 31, 2024	March 28, 2024	April 15, 2024
$0.12	June 30, 2024	June 28, 2024	July 15, 2024
$0.12	September 30, 2024	September 30, 2024	October 15, 2024
$0.12	December 31, 2024	December 31, 2024	January 15, 2025
The Company paid the following dividend on common stock during the year ended December 31, 2023 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.10	March 31, 2023	March 31, 2023	April 14, 2023
$0.10	June 30, 2023	June 30, 2023	July 14, 2023
$0.10	September 30, 2023	September 29, 2023	October 13, 2023
$0.10	December 31, 2023	December 29, 2023	January 12, 2024
(1)    For income tax purposes, dividends paid per share on our common stock in 2023 and 2024 were 100% taxable as ordinary income.
Share Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except that which we specifically incorporate by reference into such filing.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2019 to the NYSE closing price per share on December 31, 2024, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on December 31, 2019 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

Total Return Performance
150
125
100
75
50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
Xenia Hotels & Resorts, Inc.
DJUSHL REIT Index
Russell 2000 Index
FTSE NAREIT Equity Index

The actual returns shown on the graph above are as follows:

	Value of Investment at December 31,
Name	2019	2020	2021	2022	2023	2024
Xenia Hotels & Resorts, Inc.	$100.00	$73.34	$87.38	$64.02	$68.29	$77.05
DJUSHL REIT Index	100.00	66.77	79.36	74.18	91.12	82.00
Russell 2000 Index	100.00	118.36	134.57	105.56	121.49	133.66
FTSE NAREIT Equity Index	100.00	88.48	122.96	89.74	97.77	102.23
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase our outstanding common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. The Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.
During the year ended December 31, 2024, 1,130,846 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.02 per share for an aggregate purchase price of $15.8 million. During the year ended December 31, 2023, 10,414,262 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.74 per share for an aggregate purchase price of $132.7 million. During the year ended December 31, 2022, 1,912,794 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million. As of December 31, 2024, the Company had approximately $117.9 million remaining under its share repurchase authorization.
The following table sets forth information regarding the Company's repurchases of shares of its common stock pursuant to its Repurchase Program during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
October 1 to October 31, 2024	—	$—	—	$125,534
November 1 to November 30, 2024	515,876	$14.83	515,876	$117,885
December 1 to December 31, 2024	—	$—	—	$117,885
Total	515,876	$14.83	515,876

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
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of December 31, 2024, we owned 31 hotels and resorts, comprising 9,408 rooms across 14 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton, and The Kessler Collection.
We plan to grow our business through a differentiated acquisition strategy, proactive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected hotel revenue growth. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and thereby be highly selective in our pursuit of only those opportunities that best fit our investment criteria. We own and pursue hotels and resorts in the luxury and upper upscale hotel segments that are affiliated with premium leading brands, as we believe that these segments yield attractive risk-adjusted returns. Within these segments, we focus on hotels and resorts that will provide guests with a distinctive lodging experience and that are tailored to reflect local market environments.
We also seek properties that exhibit an opportunity for us to enhance operating performance through proactive asset management and targeted capital investment. While we do not operate our hotel properties, our asset management team and our executive management team monitor and work with our hotel managers by conducting regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives. We interact frequently with our management companies and on-site management personnel, including conducting regular meetings with key executives of our management companies and brands. Through these efforts, we seek to enhance the guest experience, improve property efficiencies, lower costs, maximize revenues, and grow property operating margins which we expect will increase long-term returns to our stockholders.
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
Market Outlook
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an annual rate of approximately 2.8% during 2024, according to the U.S. Department of Commerce, which was similar in comparison to an increase of approximately 2.9% during 2023. The increase in GDP during the year ended December 31, 2024 reflected increases in consumer spending, investment, government spending and exports that were partially offset by an increase in imports. During the fourth quarter of 2024, GDP increased at an annual rate of 2.3%, a decrease from the annual rate of 3.1% in the third quarter of 2024. The increase during the fourth quarter of 2024 reflected increases in consumer spending and government spending as well as a decrease in imports that were partially offset by a decrease in investment. In addition, the unemployment rate remained flat at 4.1% in December 2024 compared to September 2024 and June 2024.
Overall industry lodging demand increased 0.5% and new hotel supply increased by 0.5% during the year ended December 31, 2024 compared to 2023. Industry RevPAR increased 1.8% for the year ended December 31, 2024 compared to 2023, which was primarily driven by a 1.7% increase in ADR. All U.S. data for the year ended December 31, 2024 are per industry reports.

Significant Events
The following significant events occurred during the year ended December 31, 2024:
•In July 2024, we completed the disposition of the 107-room Lorien Hotel & Spa, in Alexandria, Virginia for a sale price of $30.0 million. The Company recognized a gain on sale of approximately $1.6 million. Net cash proceeds from the sale, after transaction costs, were $29.1 million.
•In November 2024, we amended and restated the credit agreement governing our corporate credit facilities to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit, a $225 million initial term loan and a $100 million delayed draw term loan. The proceeds from the 2024 Initial Term Loan were used to pay off both the existing $125 million corporate credit facility term loan and $100 million corporate credit facility term loan.
•In November 2024, we issued $400 million of 6.625% Senior Notes due 2030 (the "2024 Senior Notes") at a price equal to 100% of face value. We used the net proceeds, together with cash on hand, to redeem in full the outstanding $464.7 million aggregate principal of 6.375% Senior Notes due 2025 (the "2020 Senior Notes").
•During the year ended December 31, 2024, 1,130,846 shares were repurchased at a weighted-average price of $14.02 per share for an aggregate purchase price of $15.8 million.
•We invested approximately $140.6 million in portfolio improvements, which we believe will drive positive performance at these properties in the future. We completed most components of the transformative renovation of the former Hyatt Regency Scottsdale Resort & Spa at Gainey Ranch. In November 2024, the property was upbranded to Grand Hyatt Scottsdale Resort.
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
Critical Accounting Policies and Estimates
General
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the following policies critical because they require the most difficult, subjective and complex judgments and include estimates about matters that are inherently uncertain, involve various assumptions, require management judgment, and because they are important for understanding and evaluating our reported financial results. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our historical experiences and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements in "Part IV-Item 15. Exhibits and Financial Statements Schedules." The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates.
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
Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition, which includes direct acquisition-related costs. Identifiable assets include land, land improvements, buildings and building improvements, furniture, fixtures and equipment, inventory and identifiable intangible assets or liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements assumed in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. The allocation of the purchase price to elements of our acquired hotel properties is an area that requires judgment and significant estimates. Therefore, the amounts allocated to acquired assets and liabilities could be materially different than if that transaction had occurred on a different date or in a different location. At times estimates are determined based on limited data for comparable market transactions, such as discount rates used in the market or income valuation approach, or the purchase involves land or a ground lease in a niche market. This could materially impact the allocation to identifiable assets and the related amortization and depreciation over future periods if the value was assigned to another identifiable asset acquired.
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

Results of Operations
Operating Results Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 1.7% to $172.36 for the year ended December 31, 2024, compared to $169.46 for the year ended December 31, 2023. The increase in our total portfolio RevPAR for the year ended December 31, 2024 compared to the same period in 2023 was driven by an increase in occupancy partially offset by a decrease in ADR.
Net income decreased 15.1% for the year ended December 31, 2024 compared to 2023, which was primarily attributed to:
•a $15.2 million reduction in hotel operating income for our 31-comparable hotels;
•a $2.7 million increase in loss on extinguishment of debt;
•a $0.8 million increase in other operating expenses;
•a $0.5 million increase in impairment and other losses;
•a $0.5 million reduction in other income; and
•a $0.5 million reduction in hotel operating income attributed to the sale of Lorien Hotel & Spa in July 2024.
These decreases were partially offset by:
•an income tax benefit of $3.7 million in 2024 compared to income tax expense of $1.4 million in 2023;
•a $4.1 million reduction in interest expense;
•a $3.3 million reduction in depreciation and amortization expense;
•a $2.1 million increase in business interruption proceeds;
•a $1.6 million gain on the sale of investment properties; and
•a $1.0 million decrease in general and administrative expenses.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders decreased 5.8% and 2.9%, respectively, for the year ended December 31, 2024 compared to 2023. The decrease during the year ended December 31, 2024 was primarily attributable to a reduction in operating income related to normalizing leisure demand and disruption from renovations, particularly at Grand Hyatt Scottsdale Resort. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Portfolio Composition
As of December 31, 2024, the Company owned 31 lodging properties with a total of 9,408 rooms. As of December 31, 2023 and 2022, the Company owned 32 lodging properties with a total of 9,514 and 9,508 rooms, respectively.

The following represents the disposition details for the properties sold in the years ended December 31, 2024 and 2022 (in thousands, except number of rooms):

Property	Date	No. of Rooms	Gross Sale Price
Lorien Hotel & Spa	07/2024	107	$30,000
Total for the year ended December 31, 2024		107	$30,000

Kimpton Hotel Monaco Chicago	01/2022	191	$36,000
Bohemian Hotel Celebration, Autograph Collection	10/2022	115	$27,750
Kimpton Hotel Monaco Denver	12/2022	189	$69,750
Total for the year ended December 31, 2022		495	$133,500
No hotels were sold during the year ended December 31, 2023.
The following details our acquisitions activity for the year ended December 31, 2022 (in thousands, except number of rooms):

Property	Location	Date	No. of Rooms	Net Purchase Price
W Nashville	Nashville, TN	03/2022	346	$328,500
No hotels were acquired during the years ended December 31, 2024 and 2023.
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Number of properties at January 1	32	32	—
Properties acquired	—	—	—
Properties disposed	(1)	—	1
Number of properties at December 31	31	32	(1)
Number of rooms at January 1	9,514	9,508	6
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	1	6	(5)
Rooms in properties disposed or combined during property improvements(2)	(107)	—	(107)
Number of rooms at December 31	9,408	9,514	(106)

Portfolio Statistics:
Occupancy(3)	67.4%	65.1%	230 bps
ADR(3)	$255.62	$260.40	(1.8)%
RevPAR(3)	$172.36	$169.46	1.7%
Hotel operating income (in thousands)(4)	$308,633	$321,673	(4.1)%
(1)     During the year ended December 31, 2024, we added one newly created room at Grand Bohemian Hotel Orlando, Autograph Collection. During the year ended December 31, 2023, we added three newly created rooms at both The Ritz-Carlton, Denver and Marriott Woodlands Waterway Hotel & Convention Center.
(2)     During the year ended December 31, 2024, we sold one hotel with 107 rooms.
(3)    For hotels sold during the period, operating results and statistics are only included through the date of the respective disposition.
(4)    Hotel operating income represents the difference between total revenues and total hotel operating expenses.

Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change	% Change
Revenues:
Rooms revenues	$597,097	$588,278	$8,819	1.5%
Food and beverage revenues	350,738	354,114	(3,376)	(1.0)%
Other revenues	91,212	83,051	8,161	9.8%
Total revenues	$1,039,047	$1,025,443	$13,604	1.3%
Rooms revenues
Rooms revenues for our total portfolio increased $8.8 million, or 1.5%, to $597.1 million for the year ended December 31, 2024 from $588.3 million for the year ended December 31, 2023 driven primarily by an increase in occupancy which was partially offset by disruption from renovations, normalizing leisure demand, the impact from hurricanes and a decline in average daily rate. The increase is net of a reduction of $2.4 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, rooms revenues for the year ended December 31, 2024 increased $20.5 million, or 3.7%, when compared to the prior period.
Food and beverage revenues
Food and beverage revenues decreased $3.4 million, or 1.0%, to $350.7 million for the year ended December 31, 2024 from $354.1 million for the year ended December 31, 2023 primarily due to disruption from renovations, normalizing leisure demand, the impact from hurricanes and a decrease of $1.1 million attributed to the sale of Lorien Hotel & Spa in July 2024. These decreases were partially offset by an increase in occupancy across the remaining portfolio. Excluding Grand Hyatt Scottsdale Resort, food and beverage revenues for the year ended December 31, 2024 increased $7.5 million, or 2.3%, when compared to the prior period.
Other revenues
Other revenues increased $8.2 million, or 9.8%, to $91.2 million for the year ended December 31, 2024 from $83.1 million for the year ended December 31, 2023 primarily as a result of increased occupancy which was partially offset by disruption from renovations. This increase is net of a reduction of $0.6 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, other revenues for the year ended December 31, 2024 increased $9.4 million, or 12.3%, when compared to the prior period.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	Change	% Change
Hotel operating expenses:
Rooms expenses	$152,133	$145,274	$6,859	4.7%
Food and beverage expenses	241,186	235,961	5,225	2.2%
Other direct expenses	25,009	23,467	1,542	6.6%
Other indirect expenses	275,579	263,833	11,746	4.5%
Management and franchise fees	36,507	35,235	1,272	3.6%
Total hotel operating expenses	$730,414	$703,770	$26,644	3.8%

Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $26.6 million, or 3.8%, to $730.4 million for the year ended December 31, 2024 from $703.8 million for the year ended December 31, 2023 largely due to increasing labor costs partially offset by disruption from renovations. This increase is net of a reduction of $3.4 million attributed to the sale of Lorien Hotel & Spa in July 2024 and the impact from hurricanes. Excluding Grand Hyatt Scottsdale Resort, total hotel operating expenses for the year ended December 31, 2024 increased $31.8 million, or 4.8%, when compared to the prior period.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	Change	% Change
Depreciation and amortization	$128,749	$132,023	$(3,274)	(2.5)%
Real estate taxes, personal property taxes and insurance	53,140	50,491	2,649	5.2%
Ground lease expense	3,179	3,016	163	5.4%
General and administrative expenses	36,245	37,219	(974)	(2.6)%
Gain on business interruption insurance	(2,338)	(218)	(2,120)	(972.5)%
Other operating expenses	2,303	1,530	773	50.5%
Impairment and other losses	520	—	520	100.0%
Total corporate and other expenses	$221,798	$224,061	$(2,263)	(1.0)%
Depreciation and amortization
Depreciation and amortization expense decreased $3.3 million, or 2.5%, to $128.7 million for the year ended December 31, 2024 from $132.0 million for the year ended December 31, 2023. The decrease was primarily attributed to fully depreciated assets during the comparable periods and the sale of Lorien Hotel & Spa in July 2024, partially offset by the timing of new assets being placed in service.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expenses increased $2.6 million, or 5.2%, to $53.1 million for the year ended December 31, 2024 from $50.5 million for the year ended December 31, 2023. This increase was primarily attributed to a $1.8 million increase in insurance premiums and a net $0.9 million increase in real estate taxes compared to the prior period.
Ground lease expense
Ground lease expense increased $0.2 million, or 5.4%, to $3.2 million for the year ended December 31, 2024 from $3.0 million for the year ended December 31, 2023, which was primarily attributable to an increase in percentage rent in 2024, which is based on revenues at certain hotels with ground leases, compared to 2023.
General and administrative expenses
General and administrative expenses decreased $1.0 million, or 2.6%, to $36.2 million for the year ended December 31, 2024 from $37.2 million for the year ended December 31, 2023 primarily due to the non-recurring write-off of accumulated offering costs associated with the prior At-The-Market offering during the year ended December 31, 2023. This decrease was partially offset by an increase in stock compensation expense resulting from the acceleration of expense recognition for awards granted to participants that have met or will meet retirement eligibility requirements prior to the applicable vesting dates.
Gain on business interruption insurance
Gain on business interruption insurance was $2.3 million for the year ended December 31, 2024, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire that occurred in 2023. Gain on business interruption insurance was $0.2 million for the for the year ended December 31, 2023, which was attributed to insurance proceeds for a portion of lost income associated with cancellations due to a power outage.

Other operating expenses
Other operating expenses increased $0.8 million, or 50.5%, to $2.3 million for the year ended December 31, 2024 from $1.5 million for the year ended December 31, 2023. This increase was primarily attributed to the recognition of pre-opening expenses which was partially offset by a net reduction in franchise tax expense.
Impairment and other losses
For the year ended December 31, 2024, the Company expensed $0.5 million of repair and clean up costs related to property damage sustained at certain properties.
Refer to the accompanying Notes to the consolidated financial statements included herein for further discussion.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	Change	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$1,628	$—	$1,628	100.0%
Other income	9,399	9,895	(496)	(5.0)%
Interest expense	(80,882)	(84,997)	4,115	(4.8)%
Loss on extinguishment of debt	(3,850)	(1,189)	2,661	(223.8)%
Income tax benefit (expense)	3,740	(1,447)	(5,187)	358.5%
Gain on sale of investment properties
The gain on sale of investment properties for the year ended December 31, 2024 was attributed to the sale of Lorien Hotel & Spa in July 2024. No hotels were sold during the year ended December 31, 2023.
Other income
Other income decreased $0.5 million, or 5.0%, to $9.4 million for the year ended December 31, 2024 from $9.9 million for the year ended December 31, 2023. The decrease is attributed in part to a reduction in interest income of $2.9 million which totaled $6.1 million during the year ended December 31, 2024 compared to $9.0 million during the year ended December 31, 2023 as a result of lower period over period cash balances. Additionally, during the year ended December 31, 2024, the Company recorded $4.4 million of insurance proceeds in excess of recognized losses related to casualty losses at certain properties and recognized a $1.2 million expense related to a legal settlement. Also, during the year ended December 31, 2023, the Company recognized a $1.1 million lease termination fee, a gain on insurance recovery of $0.5 million associated with a casualty loss at one property, $0.5 million of interest related to federal tax refunds and $1.6 million of loan costs in connection with the refinancing of the prior corporate credit facility.
Interest expense
Interest expense decreased $4.1 million, or 4.8%, to $80.9 million for the year ended December 31, 2024 from $85.0 million for the year ended December 31, 2023. The decrease was primarily due to capitalized interest of $2.3 million during the year ended December 31, 2024. Additionally, for the year ended December 31, 2024, interest expense decreased compared to the year ended December 31, 2023 due to the impact of interest rate swaps entered into during the second quarter of 2023 and reduced interest expense related to the repurchase and retirement of $35.3 million aggregate principal of the 2020 Senior Notes during 2023. In addition, the Company issued $400 million of the 2024 Senior Notes which were used, together with cash on hand, to redeem in full the outstanding $464.7 million aggregate principal of the 2020 Senior Notes. These decreases were partially offset by an increase attributed to rising interest rates on variable debt and higher average outstanding term loan debt. Refer to Note 6 in the consolidated financial statements included herein for further discussion.
Loss on extinguishment of debt
The loss on extinguishment of debt of $3.9 million for year ended December 31, 2024 was primarily attributable to the write-off of certain unamortized debt issuance costs associated with full redemption of the outstanding $464.7 million aggregate principal of the 2020 Senior Notes and refinancing of the prior revolving line of credit in November 2024. Additionally, $1.8 million of fees were expensed in connection with the new credit facility.

The loss on extinguishment of debt of $1.2 million for the year ended December 31, 2023 primarily attributable to the write-off of certain unamortized debt issuance costs associated with the prior revolving credit facility, which was refinanced with the 2023 revolving line of credit in January 2023, as well as the early repayments of the corporate credit facility term loan that was due to mature in September 2024 and one mortgage loan.
Income tax benefit (expense)
Income tax benefit (expense) changed $5.2 million, or 358.5%, to an income tax benefit of $3.7 million for the year ended December 31, 2024 from $1.4 million for the year ended December 31, 2023. The change from prior year is primarily attributable to a $5.3 million tax benefit associated with the release of the valuation allowance related to certain state net operating loss carryforwards, lower projected taxable income when compared to the prior periods and the use of federal and state net operating loss carryforwards.
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
This information is contained in "Part II-Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024, and is incorporated herein by reference.
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$16,870	$19,874	$57,630
Adjustments:
Interest expense	80,882	84,997	82,727
Income tax (benefit) expense	(3,740)	1,447	2,205
Depreciation and amortization	128,749	132,023	132,648
EBITDA	$222,761	$238,341	$275,210
Gain on sale of investment properties	(1,628)	—	(27,286)
EBITDAre	$221,133	$238,341	$247,924
Depreciation and amortization related to corporate assets	(341)	(348)	(444)
Gain on insurance recoveries(1)	(4,428)	(535)	(3,550)
Loss on extinguishment of debt	3,850	1,189	294
Amortization of share-based compensation expense	13,658	13,168	11,411
Non-cash ground rent and straight-line rent expense	(435)	(75)	44
Other non-recurring expenses(2)	3,686	—	1,309
Adjusted EBITDAre attributable to common stock and unit holders	$237,123	$251,740	$256,988
(1)    During the years ended December 31, 2024, 2023, and 2022, we recorded $4.4 million, $0.5 million, and $3.6 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These gains on insurance recovery are included in other income on the consolidated statements of operations and comprehensive income for the periods then ended.
(2)    During the year ended December 31, 2024, we recognized $1.9 million of pre-opening expenses, a non-recurring $1.2 million expense related to a legal settlement and $0.5 million of repair and clean up costs related to property damage sustained at certain properties. During the year ended December 31, 2022, we recorded $1.3 million of repair and clean up costs related to property damage sustained at one property.

The following is a reconciliation of net income to FFO and Adjusted FFO for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$16,870	$19,874	$57,630
Adjustments:
Depreciation and amortization related to investment properties	128,408	131,675	132,204
Gain on sale of investment property	(1,628)	—	(27,286)
FFO attributable to common stock and unit holders	$143,650	$151,549	$162,548
Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	(4,428)	(535)	(3,550)
Loss on extinguishment of debt	3,850	1,189	294
Loan related costs, net of adjustment related to non-controlling interests(2)	5,361	4,915	5,260
Amortization of share-based compensation expense	13,658	13,168	11,411
Non-cash ground rent and straight-line rent expense	(435)	(75)	44
Other non-recurring expenses(3)	3,686	—	1,309
Adjusted FFO attributable to common stock and unit holders	$165,342	$170,211	$177,316
(1)    During the years ended December 31, 2024, 2023, and 2022, we recorded $4.4 million, $0.5 million, and $3.6 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These gains on insurance recovery are included in other income on the consolidated statements of operations and comprehensive income for the periods then ended.
(2)    Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.
(3)    During the year ended December 31, 2024, we recognized $1.9 million of pre-opening expenses, a non-recurring $1.2 million expense related to a legal settlement and $0.5 million of repair and clean up costs related to property damage sustained at certain properties. During the year ended December 31, 2022, we recorded $1.3 million of repair and clean up costs related to property damage sustained at one property.
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
On a long-term basis, our objectives are to maximize revenue and profits generated by our existing properties and acquired hotels, to further enhance the value of our portfolio and produce an attractive current yield, as well as to generate sustainable and predictable cash flow from our operations to distribute to our common stock and unit holders. To the extent we are able to successfully improve the performance of our portfolio, we believe this will result in increased operating cash flows. Additionally, we may meet our long-term liquidity requirements through additional borrowings, the issuance of equity and debt securities, which may not be available on advantageous terms or at all, and/or proceeds from the sale of hotels.
Liquidity
As of December 31, 2024, we had $78.2 million of consolidated cash and cash equivalents and $65.4 million of restricted cash and escrows. The restricted cash as of December 31, 2024 primarily consisted of $58.9 million related to FF&E reserves as required per the terms of our management and franchise agreements, $2.7 million in an interest-bearing escrow account held with a lender, $1.7 million in deposits made for capital projects and cash held in restricted escrows of $2.0 million primarily for real estate taxes and mortgage escrows.
In January 2023, XHR LP (the "Borrower") entered into a $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “2023 Revolving Line of Credit”), a $125 million initial term loan (the "2023 Initial Term Loan") and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023 (the "2023 Credit Agreement"), by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto. The 2023 Revolving Line of Credit and the 2023 Initial Term Loan refinanced in full the then existing corporate credit facilities, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the Company's prior corporate credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024.
In November 2024, XHR LP amended and restated the 2023 Credit Agreement to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (the “Revolving Credit Facility”), a $225 million term loan (the “2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (the “2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”). A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million. The Revolving Credit Facility matures in November 2028 and can be extended up to two additional six-month periods. The Revolving Credit Facility’s interest rate is based, at the Company's option, on a pricing grid with a range of (i) 145 to 275 basis points over the applicable adjusted term SOFR rate or (ii) 45 to 175 basis points over the applicable alternative base rate, in each case as determined by the Company’s leverage ratio. The 2024 Term Loans each mature in November 2028, can be extended up to two additional six-month periods, and bear interest rates consistent with the pricing grid on the Revolving Credit Facility. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans under the 2023 Credit Agreement.
As of December 31, 2024, the Company had an outstanding balance of $10 million on the Revolving Credit Facility with remaining availability of $490 million and no amounts had been funded under the 2024 Delayed Draw Term Loan commitment.
In November 2024, we issued $400 million of the 2024 Senior Notes at a price equal to 100% of face value. We used the net proceeds, together with cash on hand, to redeem in full the outstanding $464.7 million aggregate principal of the 2020 Senior Notes.
In January 2025, we borrowed the $100 million available on the 2024 Delayed Draw Term Loan and used a portion of the borrowings to repay the full amount outstanding under the Revolving Credit Facility. In accordance with the Amended and

Restated Credit Agreement, the remaining proceeds may be used by the Company to refinance other indebtedness and for general working capital purposes.
We maintain an ATM program available for selling common stock with an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the year ended December 31, 2024. As of December 31, 2024, $200 million of common stock remained available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of December 31, 2024, our outstanding total debt was $1.3 billion and had a weighted-average interest rate of 5.54%. Our weighted-average debt maturity as of December 31, 2024 was 2.2 years for our mortgage loans, 4.6 years for our corporate credit facility term loans, the Senior Notes, and revolving credit facility and 4.3 years for all debt.
Debt as of December 31, 2024 and December 31, 2023 consisted of the following (dollars in thousands):

	Rate Type		Rate(1)		Maturity Date	December 31, 2024	December 31, 2023
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026	53,306	54,522
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027	105,972	108,111
Andaz Napa	Fixed	(2)	5.72%		1/19/2028	55,000	55,000
Total Mortgage Loans			4.88%	(3)		$214,278	$217,633
Corporate Credit Facilities(4)
2023 Initial Term Loan	Fixed		—%		3/1/2026	—	125,000
2023 Delayed Draw Term Loan	Fixed		—%		3/1/2026	—	100,000
2024 Initial Term Loan	Fixed	(5)	5.65%		11/3/2028	225,000	—
2024 Delayed Draw Term Loan	Variable		6.24%		11/3/2028	—	—
Revolving Line of Credit (2023)	Variable	(6)	—%		1/11/2027	—	—
Revolving Credit Facility (2024)	Variable	(6)	6.39%		11/3/2028	10,000	—
Total Corporate Credit Facilities						$235,000	$225,000
2020 Senior Notes $500M(7)	Fixed		6.38%		8/15/2025	—	464,747
2021 Senior Notes $500M	Fixed		4.88%		6/1/2029	500,000	500,000
2024 Senior Notes $400M(7)	Fixed		6.63%		5/15/2030	400,000	—
Loan premiums, discounts and unamortized deferred financing costs, net(8)						(14,575)	(12,474)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.54%	(3)		$1,334,703	$1,394,906
(1)The rates shown represent the annual interest rates as of December 31, 2024. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(3)Represents the weighted-average interest rate as of December 31, 2024.
(4)In November 2024, the Company upsized and extended its corporate credit facility. The amended and restated credit facility consists of a $500 million revolving line of credit (which had $10 million outstanding as of December 31, 2024 and was repaid in January 2025), a new $225 million term loan and a $100 million delayed draw term loan available to be drawn at the Company's election within 90 days of closing of the amended and restated credit facility. The amended and restated credit facility matures in November 2028 and can be extended by up to two additional six-month periods. Pricing on the amended and restated credit facility remains the same.
(5)A variable interest loan for which the spread to Term SOFR has been fixed with interest rate swaps through mid-February 2025.
(6)The prior revolving line of credit was refinanced with a new $500 million revolving credit facility in November 2024. The spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(7)During the year ended December 31, 2024, the Company issued $400 million of the 2024 Senior Notes and used the proceeds, together with cash on hand, to redeem in full the outstanding $464.7 million aggregate principal of the 2020 Senior Notes. During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of the 2020 Senior Notes.
(8)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Corporate Credit Facilities
In January 2023, XHR LP (the "Borrower") entered into a $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “2023 Revolving Line of Credit”), a $125 million initial term loan (the "2023 Initial Term Loan") and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023 (the "2023 Credit Agreement"), by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto. The 2023 Revolving Line of Credit and the 2023 Initial Term Loan refinanced in full the then existing corporate credit facilities, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the Company's prior corporate credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024.
In November 2024, XHR LP amended and restated the 2023 Credit Agreement to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (the “Revolving Credit Facility”), a $225 million term loan (the “2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (the “2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”). A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million. The Revolving Credit Facility matures in November 2028 and can be extended up to two additional six-month periods. The Revolving Credit Facility’s interest rate is based, at the Company's option, on a pricing grid with a range of (i) 145 to 275 basis points over the applicable adjusted term SOFR rate or (ii) 45 to 175 basis points over the applicable alternative base rate, in each case as determined by the Company’s leverage ratio. The 2024 Term Loans each mature in November 2028, can be extended up to two additional six-month periods, and bear interest rates consistent with the pricing grid on the Revolving Credit Facility. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans under the 2023 Credit Agreement.
As of December 31, 2024, the Company had an outstanding balance of $10 million on the Revolving Credit Facility with remaining availability of $490 million. During the years ended December 31, 2024, 2023 and 2022, the Company incurred unused commitment fees under the then-applicable revolving credit facility of approximately $1.4 million each year. During the year ended December 31, 2024, the Company incurred minimal interest on the revolving credit facility. During the years ended December 31, 2023 and 2022, the Company did not incur interest expense on the then-applicable revolving line of credit.
In January 2025, we borrowed the $100 million available on the 2024 Delayed Draw Term Loan and used a portion of the borrowings to repay the full amount outstanding under the Revolving Credit Facility. In accordance with the Amended and Restated Credit Agreement, the remaining proceeds may be used by the Company to refinance other indebtedness and for general working capital purposes.
Senior Notes
We issued $500 million of the 2020 Senior Notes during the year ended December 31, 2020. In May 2021, we issued $500 million of 4.875% Senior Notes due in 2029 (the "2021 Senior Notes" and together with the 2024 Senior Notes, the "Senior Notes"). During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of the 2020 Senior Notes.

In November 2024, we issued $400 million of the 2024 Senior Notes and used the net proceeds, together with cash on hand, to redeem in full the outstanding $464.7 million aggregate principal of the 2020 Senior Notes.
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
On or after June 1, 2024, we may redeem the 2021 Senior Notes at certain redemption prices that decline ratably to par. We may also redeem a portion of the 2021 Senior Notes with proceeds from certain equity offerings or certain support received from government authorities in connection with the COVID-19 global pandemic, subject to certain conditions.
We may redeem the 2024 Senior Notes prior to May 15, 2027 at a make-whole price. On or after May 15, 2027, we may redeem the 2024 Senior Notes at certain redemption prices that decline ratably to par.
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
Debt Covenants
As of December 31, 2024, we were not in compliance with a debt covenant on one mortgage loan which resulted in an event of default. The Company cured the initial default in October 2024 by depositing $2.7 million in an interest-bearing escrow account held by the lender and deposited an additional $0.8 million in February 2025. As of December 31, 2024, we were in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the revolving credit facility, corporate credit facility term loans, remaining mortgage loans or Senior Notes.
Derivatives
We continuously monitor and evaluate the level of floating rate debt exposure that we have and will continue to use interest rate hedges to limit it as we determine appropriate. See "Part II-Item. 7 Management's Discussion of Financial Condition and Results of Operations - Derivative Instruments" for more information related to our hedging policy and transaction activity.
Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, we had $200 million available for sale under the ATM Agreement.
The Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase our common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares.
During the year ended December 31, 2024, 1,130,846 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.02 per share for an aggregate purchase price of $15.8 million. During the year ended December 31, 2023, 10,414,262 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.74 per share for an aggregate purchase price of $132.7 million. During the year ended December 31, 2022, 1,912,794 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million. As of December 31, 2024, the Company had approximately $117.9 million remaining under its share repurchase authorization.
Off-Balance Sheet Arrangements

As of December 31, 2024, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts at December 31, 2024 totaled $47.6 million.

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
As of December 31, 2024 and 2023, we had a total of $58.9 million and $49.7 million, respectively, of FF&E reserves. During the years ended December 31, 2024 and 2023, we made total capital expenditures of $140.6 million and $120.9 million, respectively.
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
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The table below presents summary cash flow information for the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$163,720	$198,065
Net cash used in investing activities	(108,246)	(118,752)
Net cash used in financing activities	(134,967)	(222,148)
Net decrease in cash and cash equivalents and restricted cash	$(79,493)	$(142,835)
Cash and cash equivalents and restricted cash, at beginning of year	223,075	365,910
Cash and cash equivalents and restricted cash, at end of year	$143,582	$223,075
Operating
•Cash provided by operating activities was $163.7 million and $198.1 million for the years ended December 31, 2024 and 2023, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net decrease to cash provided by operating activities during the year ended December 31, 2024 was primarily due to a decrease in operating income attributed to disruption from renovations, normalizing leisure demand, the impact from hurricanes, a decline in average daily rate and as a result of the sale of one hotel in 2024. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2024 and 2023.
Investing
•Cash used in investing activities was $108.2 million and $118.8 million for the years ended December 31, 2024 and 2023, respectively.

•Cash used in investing activities for the year ended December 31, 2024 was attributed to $140.6 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $29.1 million from the sale of Lorien Hotel & Spa, $3.1 million of proceeds from property insurance and $0.2 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
•Cash used in investing activities for the year ended December 31, 2023 was attributed to $120.9 million in capital improvements at our hotel properties, which was partially offset by $1.6 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis and $0.5 million of proceeds from property insurance.
Financing
•Cash used in financing activities was $135.0 million and $222.1 million for the years ended December 31, 2024 and 2023, respectively.
•Cash used in financing activities for the year ended December 31, 2024 was attributed to (i) the payoff of $464.7 million aggregate principal of the 2020 Senior Notes, (ii) the repayment of the prior corporate credit facility term loans totaling $225.0 million, (iii) the repurchase of common stock totaling $15.9 million, (iv) the payment of $47.9 million in dividends, (v) the payment of loan fees and issuance costs of $12.1 million in connection with the new senior unsecured credit facility and the issuance of the 2024 Senior Notes, (vi) principal payments of mortgage debt totaling $3.4 million, (vii) the redemption of Operating Partnership Units of $0.7 million and (viii) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million, which was partially offset (x) by $400.0 million in proceeds from the issuance of the 2024 Senior Notes and (y) proceeds from the 2024 Initial Term Loan of $225.0 million and (z) proceeds from a $10 million draw on the Revolving Credit Facility.
•Cash used in financing activities for the year ended December 31, 2023 was attributed to (i) the repurchase of common stock totaling $132.7 million, (ii) the repayment of the prior corporate credit facility term loan totaling $125.0 million, (iii) the repayment of mortgage debt totaling $99.5 million, (iv) the payment of $44.6 million in dividends, (v) the expenditure of $34.9 million for the repurchase and retirement of $35.3 million aggregate principal of the 2020 Senior Notes, (vi) the payment of loan fees and issuance costs of $5.6 million, (vii) principal payments of mortgage debt totaling $3.3 million, (viii) the redemption of Operating Partnership Units of $1.4 million and (ix) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million, which was partially offset (y) by proceeds from the 2023 Term Loans totaling $225.0 million and (z) proceeds from the amendment of one mortgage loan of $0.4 million.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk in accordance with the criteria of the hedging policy approved by our Board of Directors. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income or accumulated other comprehensive income based on the applicable hedge accounting guidance. We anticipate that our interest rate hedges will be highly effective because the terms of the derivative instruments closely match the terms of the related hedged debt agreements. As such, periodic changes in the fair value of these derivatives are expected to be reflected in other comprehensive income in our consolidated financial statements. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes this credit risk by transacting with well-known creditworthy financial institutions.
Our ability to apply hedge accounting in the future could be impacted to the extent that the payment terms of our loans change. The discontinuation of hedge accounting could result in future changes in the fair market values of hedges and/or a portion or all of the $0.9 million balance of accumulated other comprehensive income as of December 31, 2024 to be recognized on the consolidated statements of operations and comprehensive income through net income. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
As of December 31, 2024, we had six interest rate swaps with an aggregate notional amount of $280.0 million. These swaps fix the variable interest rate on one mortgage loan to daily SOFR through the end of 2026 and fix the variable interest rate on the 2024 Initial Term Loan to one-month SOFR through the middle of the first quarter of 2025. The spread on the 2024 Initial Term Loan may vary as it is determined by our leverage ratio.

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
Subsequent Events
In January 2025, we borrowed the $100 million available on the 2024 Delayed Draw Term Loan and used a portion of the borrowings to repay the full amount outstanding under the Revolving Credit Facility. In accordance with the Amended and Restated Credit Agreement, the remaining proceeds may be used by the Company to refinance other indebtedness and for general working capital purposes.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying consolidated financial statements included herein this Annual Report for additional information related to recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of December 31, 2024 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.1 million per annum. As of December 31, 2023, all of our variable rate debt was fixed by interest rate swaps and, as a result, an increase or decrease of 1% in market interest rates would not have an impact on our interest expense, future earnings or cash flows through the date of the earliest maturity of our interest rate hedges, which was mid-February 2025.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near-term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into various interest rate swap agreements to hedge interest rate risk. Refer to Note 6 in the consolidated financial statements included herein this Annual Report for our mortgage debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 7 in the consolidated financial statements included herein this Annual Report for more information on our interest rate swap derivatives.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2024, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$4,431	$55,381	$101,386	$—	$500,000	$400,000	$1,061,198	$1,033,256
Variable rate debt	—	—	1,002	277,078	—	—	278,080	271,979
Revolving Credit Facility	—	—	—	10,000	—	—	10,000	9,602
Total	$4,431	$55,381	$102,388	$287,078	$500,000	$400,000	$1,349,278	$1,314,837
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.83%	4.56%	4.63%	—%	4.88%	6.63%	5.49%	5.82%
Variable rate debt	—%	—%	5.72%	5.69%	—%	—%	5.69%	7.04%
Revolving Credit Facility	—%	—%	—%	6.39%	—%	—%	6.39%	7.04%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs of $14.6 million as of December 31, 2024.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of December 31, 2024.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of Principal Executive Officer and our Principal Financial Officer has evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective for the purpose of ensuring that information required to be disclosed by us in this Annual Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2024, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Report of Independent Registered Public Accounting Firm
KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
The following information with respect to our Board of Directors and executive officers is presented as of February 25, 2024:

Name	Age	Position at Xenia	Principal Employment
Marcel Verbaas	55	Chair and Chief Executive Officer	Xenia Hotels & Resorts, Inc.
Barry A.N. Bloom	60	President and Chief Operating Officer	Xenia Hotels & Resorts Inc.
Atish Shah	51	Executive Vice President, Chief Financial Officer and Treasurer	Xenia Hotels & Resorts Inc.
Taylor C. Kessel	45	Senior Vice President, General Counsel and Secretary	Xenia Hotels & Resorts Inc.
Joseph T. Johnson	49	Senior Vice President and Chief Accounting Officer	Xenia Hotels & Resorts Inc.
Dennis D. Oklak	71	Lead Director	Formerly Duke Realty Corporation
Keith E. Bass	60	Director	Mattamy Homes US
Thomas M. Gartland	67	Director	Montway Auto Transport
Beverly K. Goulet	70	Director	Formerly American Airlines Group, Inc.
Arlene Isaacs-Lowe	65	Director	Formerly Moody's Corporation
Mary Elizabeth McCormick	67	Director	Formerly Center for Real Estate, The Fischer School of Business, The Ohio State University
Terrence Moorehead	62	Director	Nature's Sunshine Products, Inc.
Insider Trading Policy
We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the NYSE. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed as a part of this Annual Report on Form 10-K:
1)Financial Statements.
Report of Independent Registered Public Accounting Firm
The consolidated financial statements of the Company are set forth under "Part II-Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
2)Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-40 through F-43:
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

3.5	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

4.1	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on March 2, 2023)

4.2	Indenture, dated May 27, 2021, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.3	Form of 4.875% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.4	Indenture, dated November 25, 2024, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on November 26, 2024)

4.5	Form of 6.625% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on November 26, 2024)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of XHR LP dated October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on October 31, 2019)

10.3	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 4, 2024, by and among XHR LP, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 7, 2024)

10.4	Amended and Restated Parent Guaranty, dated as of November 4, 2024, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 7, 2024)

10.5+	Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.6+	First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.7	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.8+	Form of LTIP Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.9+	Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.10+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.11+	Xenia Hotels & Resorts, Inc. Retirement Policy dated as of February 18, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.12+	Form of Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.13+	Form of Class A Performance Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.14+	Second Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.15+	Third Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.16+	Fourth Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 17, 2023)

10.17+	Form of First Amendment to Severance Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2024)

10.18+	Form of Time-Based LTIP Unit Agreement (2024) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 3, 2024)

10.19+	Form of Class A Performance LTIP Unit Agreement (2024) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 3, 2024)

19.1*	Insider Trading Compliance Policy

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Xenia Hotels & Resorts, Inc. Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2024)

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Chair and Chief Executive Officer
Date:	February 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Chair and Chief Executive Officer (principal executive officer)	February 25, 2025
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 25, 2025
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 25, 2025
Name:	Joseph T. Johnson

By:	/s/ DENNIS D. OKLAK	Lead Director	February 25, 2025
Name:	Dennis D. Oklak

By:	/s/ KEITH E. BASS	Director	February 25, 2025
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	February 25, 2025
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	February 25, 2025
Name:	Beverly K. Goulet

By:	/s/ ARLENE ISAACS-LOWE	Director	February 25, 2025
Name:	Arlene Isaacs-Lowe

By:	/s/ MARY ELIZABETH McCORMICK	Director	February 25, 2025
Name:	Mary Elizabeth McCormick

By:	/s/ TERRENCE MOOREHEAD	Director	February 25, 2025
Name:	Terrence Moorehead

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of the estimated hold periods for investments in hotel properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of hotel properties whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be fully recoverable. As of December 31, 2024, investments in hotel properties were $2.6 billion.
We identified the assessment of the Company's evaluation of the estimated hold periods for hotel properties as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its estimated hold periods. A shortening of the estimated hold periods could indicate a potential impairment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company's process to evaluate potential changes in the estimated hold periods for hotel properties. We evaluated the relevant considerations that the Company used to evaluate its estimated hold periods by:
•inquiring of Company officials
•obtaining written representations regarding status of potential plans to dispose of hotel properties
•reading minutes of the meetings of the Company's Board of Directors
•reading external communications with investors.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Orlando, Florida
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Xenia Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Orlando, Florida
February 25, 2025

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2024 and 2023
(Dollar amounts in thousands)

	December 31, 2024	December 31, 2023
Assets:
Investment properties:
Land	$455,907	$460,307
Buildings and other improvements	3,188,885	3,097,711
Total	$3,644,792	$3,558,018
Less: accumulated depreciation	(1,053,971)	(963,052)
Net investment properties	$2,590,821	$2,594,966
Cash and cash equivalents	78,201	164,725
Restricted cash and escrows	65,381	58,350
Accounts and rents receivable, net of allowance for doubtful accounts	25,758	32,432
Intangible assets, net of accumulated amortization (Note 5)	4,856	4,898
Deferred tax assets (Note 9)	5,345	—
Other assets	61,254	46,856
Total assets	$2,831,616	$2,902,227
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 6)	$1,334,703	$1,394,906
Accounts payable and accrued expenses	102,896	102,389
Distributions payable	12,566	10,788
Other liabilities	101,118	76,647
Total liabilities	$1,551,283	$1,584,730
Commitments and Contingencies (Note 13)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 101,310,135 and 102,372,589 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,013	1,024
Additional paid in capital	1,921,006	1,934,775
Accumulated other comprehensive income	925	2,439
Accumulated distributions in excess of net earnings	(679,841)	(647,246)
Total Company stockholders' equity	$1,243,103	$1,290,992
Non-controlling interests	37,230	26,505
Total equity	$1,280,333	$1,317,497
Total liabilities and equity	$2,831,616	$2,902,227
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rooms revenues	$597,097	$588,278	$576,279
Food and beverage revenues	350,738	354,114	337,792
Other revenues	91,212	83,051	83,536
Total revenues	$1,039,047	$1,025,443	$997,607
Expenses:
Rooms expenses	152,133	145,274	137,589
Food and beverage expenses	241,186	235,961	224,391
Other direct expenses	25,009	23,467	23,847
Other indirect expenses	275,579	263,833	249,992
Management and franchise fees	36,507	35,235	36,456
Total hotel operating expenses	$730,414	$703,770	$672,275
Depreciation and amortization	128,749	132,023	132,648
Real estate taxes, personal property taxes and insurance	53,140	50,491	44,388
Ground lease expense	3,179	3,016	2,793
General and administrative expenses	36,245	37,219	34,250
Gain on business interruption insurance	(2,338)	(218)	(2,487)
Other operating expenses	2,303	1,530	1,070
Impairment and other losses	520	—	1,278
Total expenses	$952,212	$927,831	$886,215
Operating income	$86,835	$97,612	$111,392
Gain on sale of investment properties	1,628	—	27,286
Other income	9,399	9,895	4,178
Interest expense	(80,882)	(84,997)	(82,727)
Loss on extinguishment of debt	(3,850)	(1,189)	(294)
Net income before income taxes	$13,130	$21,321	$59,835
Income tax benefit (expense)	3,740	(1,447)	(2,205)
Net income	$16,870	$19,874	$57,630
Net income attributable to non-controlling interests	$(727)	$(732)	$(1,708)
Net income attributable to common stockholders	$16,143	$19,142	$55,922

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income - Continued
For the Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Basic and diluted earnings per share:
Net income per share available to common stockholders	$0.15	$0.17	$0.49
Weighted-average number of common shares (basic)	101,846,303	108,192,148	114,068,733
Weighted-average number of common shares (diluted)	102,271,394	108,412,485	114,418,177

Comprehensive Income:
Net income	$16,870	$19,874	$57,630
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	2,517	5,220	2,932
Reclassification adjustment for amounts recognized in net income (interest expense)	(4,081)	(2,690)	1,600
	$15,306	$22,404	$62,162
Comprehensive income attributable to non-controlling interests:
Comprehensive income attributable to non-controlling interests	$(677)	$(823)	$(2,151)
Comprehensive income attributable to the Company	$14,629	$21,581	$60,011
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Distributions in Excess of Net Earnings	Non-controlling Interests of Operating Partnership	Total
Balance at December 31, 2021	114,306,727	$1,143	$2,090,393	$(4,089)	$(656,461)	$7,095	$1,438,081
Net income	—	—	—	—	55,922	1,708	57,630
Repurchase of common shares, net	(1,912,794)	(19)	(28,181)	—	—	—	(28,200)
Dividends, common share / units ($0.20)	—	—	—	—	(22,677)	(407)	(23,084)
Share-based compensation	176,459	2	1,821	—	—	9,986	11,809
Shares redeemed to satisfy tax withholding on vested share-based compensation	(50,720)	—	(760)	—	—	—	(760)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,535	—	397	2,932
Reclassification adjustment for amounts recognized in net income	—	—	—	1,554	—	46	1,600
Balance at December 31, 2022	112,519,672	1,126	2,063,273	—	(623,216)	18,825	1,460,008
Net income	—	—	—	—	19,142	732	19,874
Repurchase of common shares, net	(10,414,262)	(104)	(132,618)	—	—	—	(132,722)
Dividends, common share / units ($0.40)	—	—	—	—	(43,172)	(891)	(44,063)
Share-based compensation	69,391	—	1,842	—	—	11,679	13,521
Shares redeemed to satisfy tax withholding on vested share-based compensation	(18,842)	—	(275)	—	—	—	(275)
Redemption of Operating Partnership Units	216,630	2	2,553	—	—	(3,931)	(1,376)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	5,022	—	198	5,220
Reclassification adjustment for amounts recognized in net income	—	—	—	(2,583)	—	(107)	(2,690)
Balance at December 31, 2023	102,372,589	1,024	1,934,775	2,439	(647,246)	26,505	1,317,497
Net income	—	—	—	—	16,143	727	16,870
Repurchase of common shares, net	(1,130,846)	(11)	(15,839)	—	—	—	(15,850)
Dividends, common share / units ($0.48)	—	—	—	—	(48,738)	(1,090)	(49,828)
Share-based compensation	93,913	1	2,461	—	—	11,793	14,255
Shares redeemed to satisfy tax withholding on vested share-based compensation	(25,521)	(1)	(391)	—	—	—	(392)
Redemption of Operating Partnership Units	—	—	—	—	—	(655)	(655)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,371	—	146	2,517
Reclassification adjustment for amounts recognized in net income	—	—	—	(3,885)	—	(196)	(4,081)
Balance at December 31, 2024	101,310,135	$1,013	$1,921,006	$925	$(679,841)	$37,230	$1,280,333
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$16,870	$19,874	$57,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	128,659	131,809	132,113
Non-cash ground rent and amortization of other intangibles	90	214	535
Amortization of debt premiums, discounts, and financing costs	5,361	4,915	5,260
Loss on extinguishment of debt	2,045	1,189	294
Gain on sale of investment properties	(1,628)	—	(27,286)
Gain on insurance recoveries	(4,428)	(535)	(3,550)
Share-based compensation expense	13,658	13,168	11,411
Deferred interest expense	—	(1,296)	(409)
Changes in assets and liabilities:
Accounts and rents receivable	6,674	5,130	(8,920)
Other assets	(18,943)	27,594	(6,760)
Accounts payable and accrued expenses	(2,237)	(6,365)	22,485
Other liabilities	17,599	2,368	4,326
Net cash provided by operating activities	$163,720	$198,065	$187,129
Cash flows from investing activities:
Purchase of investment properties	—	—	(328,493)
Capital expenditures	(140,554)	(120,905)	(70,376)
Proceeds from sale of investment properties	29,107	—	127,119
Proceeds from property insurance	3,050	535	4,017
Performance guaranty payments	151	1,618	2,340
Net cash used in investing activities	$(108,246)	$(118,752)	$(265,393)
Cash flows from financing activities:
Proceeds from mortgage debt modification	—	440	—
Payoff of mortgage debt	—	(99,488)	(65,000)
Principal payments of mortgage debt	(3,356)	(3,307)	(4,550)
Proceeds from Corporate Credit Facility Term Loans	225,000	225,000	—
Principal payments on Corporate Credit Facility Term Loans	(225,000)	(125,000)	—
Proceeds from draws on the Revolving Credit Facility	10,000	—	—
Proceeds from Senior Notes	400,000	—	—
Principal payments of 2020 Senior Notes	(464,747)	—	—
Repurchase of 2020 Senior Notes	—	(34,925)	—
Payment of loan fees and issuance costs	(12,088)	(5,554)	—
Payment of loan modification fees	—	(25)	—
Repurchase of common shares	(15,850)	(132,722)	(28,200)
Redemption of Operating Partnership Units	(655)	(1,376)	—
Dividends and dividend equivalents	(47,920)	(44,613)	(11,680)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(351)	(578)	(627)
Net cash used in financing activities	$(134,967)	$(222,148)	$(110,057)
Net decrease in cash and cash equivalents and restricted cash	(79,493)	(142,835)	(188,321)
Cash and cash equivalents and restricted cash, at beginning of year	223,075	365,910	554,231
Cash and cash equivalents and restricted cash, at end of year	$143,582	$223,075	$365,910

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2024, 2023 and 2022
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$78,201	$164,725	$305,103
Restricted cash	65,381	58,350	60,807
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$143,582	$223,075	$365,910

The following represents cash paid during the periods presented for the following:
Cash paid for interest, net of $3.2 million and $0.9 million of capitalized interest for the years ended December 31, 2024 and 2023, respectively. No interest was capitalized for the year ended December 31, 2022.	86,415	$83,525	$77,487
Cash (received) paid for income (refunds) taxes	(707)	(12,929)	2,165

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$12,599	$4,680	$1,510
Distributions payable	12,566	10,788	11,455
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Consolidated Financial Statements
December 31, 2024

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of XHR LP and is wholly-owned by the Company. As of December 31, 2024, the Company collectively owned 95.8% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 4.2% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of December 31, 2024, the Company owned 31 lodging properties with a total of 9,408 rooms (unaudited). As of December 31, 2023 and 2022, the Company owned 32 lodging properties with a total of 9,514 and 9,508 rooms, respectively (unaudited).
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassification
Certain prior year amounts in these consolidated financial statements have been reclassified to conform to the presentation as of and for the year ended December 31, 2024.
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
Risks and Uncertainties
For the year ended December 31, 2024, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Houston, Texas markets that exceeded 10% of total revenues for the period then ended. For the year ended December 31, 2023, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Phoenix, Arizona markets that exceeded 10% of total revenues for the period then ended. For the year ended December 31, 2022, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and San Diego, California markets that exceeded 10% of total revenues for the period then ended. Further, over 30% of the Company's total revenues for the years ended December 31, 2024, 2023 and 2022, respectively, were concentrated in its five largest hotels. In addition, as of December 31, 2024, approximately 23%, 20%, and 12% of total rooms were located in Texas, California and Florida, respectively (unaudited). To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

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
Non-controlling Interests
The Company’s consolidated financial statements include entities in which the Company has a controlling financial interest. Non-controlling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a consolidating parent. Such non-controlling interests are reported on the consolidated balance sheet within equity, separately from the Company’s equity. On the consolidated statement of operations and comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and non-controlling interests. Net income or loss is allocated to non-controlling interests based on their weighted-average ownership percentage for the applicable period. The consolidated statements of changes in equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, non-controlling interests and total equity.
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2024, all share-based payments awards are included in permanent equity.
As of December 31, 2024, the consolidated results of the Company included the ownership interests of its Operating Partnership Units in the Operating Partnership, which are held by certain of the Company's executive officers and current or former members of its Board of Directors.
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

Direct and indirect costs that are related to the construction and improvements of investment properties are capitalized. Interest and costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. The Company capitalized interest of $3.2 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively, and did not capitalize any interest for the year ended December 31, 2022. The Company also capitalizes project management compensation-related costs and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio. The Company capitalized project management costs of $3.7 million, $3.0 million, and $2.5 million and for the years ended December 31, 2024, 2023 and 2022, respectively.
Depreciation expense is computed using the straight-line method. Investment properties are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.
Per the terms of one of our management agreements, the third-party manager had guaranteed certain performance thresholds through December 31, 2023. The performance guaranty was related to one of our hotels for which the Company paid consideration to an affiliate of the respective third-party manager to take assignment of the purchase agreement in order to acquire the hotel. If performance did not meet these established thresholds, the third-party manager was required to reimburse the Company for certain fees and/or pay a performance guaranty as calculated per the terms of the respective agreement. During the years ended December 31, 2024, 2023, and 2022, the Company received $0.2 million, $1.6 million and $2.3 million, respectively, as a result of this performance guaranty. The proceeds were recorded as a reduction of the initial basis in land and building and other improvements on the same pro rata basis as the original purchase price allocation and will be amortized over the respective remaining useful life.
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
Refer to Notes 4 and 8 for further information.
For the years December 31, 2024, and 2022, the Company expensed $0.5 million and $1.3 million, respectively, of repair and clean up costs related to property damage sustained at certain properties. These amounts are included in impairment and other losses on the consolidated statements of operations and comprehensive income for the periods then ended.
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
As of December 31, 2024 and 2023, the Company had goodwill of $4.9 million, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets. Refer to Note 5 for further information.
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
Leases
For leases with terms longer than 12 months, the Company evaluates the lease at commencement to determine if the lease is an operating or finance lease and recognizes a right-of-use ("ROU") asset and lease liability on the balance sheet. If a lease includes variable lease payments that are based on an index or rate, such as the Consumer Price Index, these increases are included in the lease liability. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $4.4 million, $0.5 million and $3.6 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the consolidated statements of operations and comprehensive income for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurance company.
During the year ended December 31, 2024, the Company recognized $2.3 million in business interruption insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023. As of December 31, 2024, the Company had accrued a $1.1 million receivable related to business interruption proceeds.
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
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in Accounting Standards Update 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), the operations for the investment properties held for sale are classified on the consolidated statement of operations and comprehensive income as discontinued operations for all periods presented.
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
Deferred Financing Costs
Financing costs related to the Revolving Credit Facility and long-term debt are recorded at cost and are amortized as interest expense on a straight-line basis, which approximates the effective interest method, over the life of the related debt instrument unless there is a significant modification to the debt instrument. Financing costs related to the Senior Notes (as defined below) are amortized using the effective interest method. The balances of unamortized deferred financing costs related to the Revolving Credit Facility and the undrawn 2024 Delayed Draw Term Loan are included in other assets and unamortized deferred financing costs related to all other debt are presented as a reduction in debt, net of loan premiums, discounts and unamortized deferred financing costs on the consolidated balance sheets.
At December 31, 2024 and 2023, deferred financing costs related to the Revolving Credit Facility and the prior revolving line of credit were $12.8 million and $9.6 million, offset by accumulated amortization of $6.5 million and $5.7 million, respectively. At December 31, 2024, deferred financing costs related to the undrawn 2024 Delayed Draw Term Loan were $0.3 million and had not yet begun to be amortized. At December 31, 2024 and 2023, deferred financing costs related to all other debt were $22.1 million and $24.3 million, offset by accumulated amortization of $7.5 million and $11.8 million, respectively.
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company limits the risks associated with interest rate changes by following established risk management policies and procedures which may include the use of derivative instruments. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract and are recorded on the consolidated balance sheet at fair value, with offsetting changes recorded to other comprehensive income. The Company nets assets and liabilities when the right of offset exists. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. The Company incorporates credit valuation adjustments to reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2024, 2023 and 2022, comprehensive income attributable to the Company was $14.6 million, $21.6 million and $60.0 million, respectively. As of December 31, 2024 and 2023, the Company's accumulated other comprehensive income was $0.9 million and $2.4 million, respectively. As of December 31, 2022, the Company did not have accumulated other comprehensive income or loss.
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
Share-Based Compensation
The Company maintains a share-based incentive plan that provides for the grant of stock options, stock awards, restricted stock units, LTIP units and other equity-based awards. Share-based compensation is measured at the estimated fair value of the award on the date of grant, adjusted for forfeitures as they occur, and are generally recognized as an expense on a straight-line basis over the longest vesting period for each grant for the entire award. An acceleration of expense recognition may occur in certain cases where the award recipient has met or will meet the retirement eligibility requirements prior to the applicable vesting date. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's share price, expected dividend yield, expected term and assumptions of whether certain of these awards will achieve performance thresholds. Share-based compensation is included in general and administrative expenses in the consolidated statements of operations and comprehensive income and capitalized in buildings and other improvements in the consolidated balance sheets for certain employees that manage property developments, renovations and capital improvements.
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
Segment Information
We allocate resources and assess operating performance based on individual hotels and consider each one of our hotels to be an operating segment. We combine each operating segment into one reportable segment: investment in hotel properties.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This guidance requires annual and interim disclosure of significant segment expenses that are provided to the chief operating decision maker ("CODM") and interim disclosures for all reportable segment's profit or loss and assets. Additionally, this guidance requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit and loss in assessing segment performance and deciding how to allocate resources. The Company adopted the provisions of ASU 2023-07 as of January 1, 2024, which resulted in additional disclosures in the notes to its consolidated financial statements which have been applied to all prior periods presented on a retrospective basis.

In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures and updates of this update are related to the rate reconciliation and income taxes paid disclosures, requiring (1) the consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosures to its consolidated financial statements.
3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Year Ended
Primary Markets	December 31, 2024
Orlando, FL	$136,074
Houston, TX	112,884
San Diego, CA	102,712
Dallas, TX	77,135
Atlanta, GA	68,970
Phoenix, AZ	64,807
San Francisco/San Mateo, CA	57,893
Nashville, TN	54,284
Portland, OR	49,440
Washington, DC-MD-VA	46,247
Other	268,601
Total	$1,039,047

Year Ended
Primary Markets	December 31, 2023
Orlando, FL	$132,035
Houston, TX	104,238
San Diego, CA	102,513
Phoenix, AZ	85,095
Dallas, TX	71,909
Atlanta, GA	64,393
Nashville, TN	55,021
San Francisco/San Mateo, CA	54,724
Portland, OR	48,330
Washington, DC-MD-VA	47,823
Other	259,362
Total	$1,025,443

Year Ended
Primary Markets	December 31, 2022
Orlando, FL	$129,015
Phoenix, AZ	108,750
San Diego, CA	101,527
Houston, TX	88,764
Dallas, TX	63,142
Atlanta, GA	56,939
Denver, CO	48,480
San Francisco/San Mateo, CA	48,463
Washington, DC-MD-VA	45,217
Nashville, TN	43,408
Other	263,902
Total	$997,607
4. Investment Properties
Investment properties consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$455,907	$460,307
Buildings and improvements	2,720,997	2,650,314
Furniture, fixtures and equipment	426,032	399,318
Construction in progress	41,856	48,079
	$3,644,792	$3,558,018
Less: accumulated depreciation	(1,053,971)	(963,052)
Net investment properties	$2,590,821	$2,594,966
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
The Company did not acquire any hotels during the years ended December 31, 2024 and 2023.
In March 2022, the Company acquired a fee-simple interest in the 346-room W Nashville located in Nashville, Tennessee for a purchase price of $328.5 million including acquisition costs and a $1.3 million credit related to an unfinished portion of the hotel provided by seller at closing.
The acquisition of W Nashville was funded with cash on hand and was accounted for as an asset acquisition resulting in the related acquisition costs being capitalized as part of the purchase price. The results of operations for W Nashville have been included in the Company’s consolidated statements of operations and comprehensive income since its acquisition date.

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
Dispositions
In June 2024, the Company entered into an agreement to sell the 107-room Lorien Hotel & Spa, in Alexandria, Virginia for a sale price of $30.0 million. The sale closed in July 2024 resulting in a gain of $1.6 million. Net cash proceeds from the sale, after transaction closing costs, were $29.1 million. The recognized gain is included in gain on sale of investment properties on the consolidated statement of operations and comprehensive income for the year ended December 31, 2024.
No properties were sold during the year ended December 31, 2023.
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

The following represents the disposition details for the properties sold during the years ended December 31, 2024 and 2022 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds	Gain / (Loss) on Sale
Lorien Hotel & Spa	07/2024	107	$30,000	$29,107	$1,628
Total for the year ended December 31, 2024		107	$30,000	$29,107	$1,628

Kimpton Hotel Monaco Chicago	01/2022	191	$36,000	$32,820	$—
Bohemian Hotel Celebration, Autograph Collection	10/2022	115	27,750	26,155	12,543
Kimpton Hotel Monaco Denver	12/2022	189	69,750	68,144	14,743
Total for the year ended December 31, 2022		495	$133,500	$127,119	$27,286

The operating results for the hotels sold during the years ended December 31, 2024 and 2022 are included in the Company's consolidated financial statements as part of continuing operations as these dispositions did not represent a strategic shift or have a major effect on the Company's results of operations.
5. Intangible Assets
The following table summarizes the Company’s identified intangible assets and goodwill as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Intangible assets:
Acquired in-place lease intangibles	$54	$54
Advance bookings	235	235
Accumulated amortization	(283)	(241)
Net intangible assets	$6	$48
Goodwill	4,850	4,850
Total intangible assets, net of accumulated amortization	$4,856	$4,898
The following table summarizes the amortization related to intangible assets for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Acquired in-place lease intangibles	$3	$8
Advance bookings	$39	$154
The following table presents the amortization during the next five years and thereafter related to intangible assets at December 31, 2024 (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Advance bookings	6	—	—	—	—	—	6

6. Debt
Debt as of December 31, 2024 and 2023 consisted of the following (dollar amounts in thousands):

	Rate Type		Rate(1)		Maturity Date	December 31, 2024	December 31, 2023
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed		4.53%		3/1/2026	53,306	54,522
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027	105,972	108,111
Andaz Napa	Fixed	(2)	5.72%		1/19/2028	55,000	55,000
Total Mortgage Loans			4.88%	(3)		$214,278	$217,633
Corporate Credit Facilities(4)
2023 Initial Term Loan	Fixed		—%		3/1/2026	—	125,000
2023 Delayed Draw Term Loan	Fixed		—%		3/1/2026	—	100,000
2024 Initial Term Loan	Fixed	(5)	5.65%		11/3/2028	225,000	—
2024 Delayed Draw Term Loan	Variable		6.24%		11/3/2028	—	—
Revolving Line of Credit (2023)	Variable	(6)	—%		1/11/2027	—	—
Revolving Credit Facility (2024)	Variable	(6)	6.39%		11/3/2028	10,000	—
Total Corporate Credit Facilities						$235,000	$225,000
2020 Senior Notes $500M(7)	Fixed		6.38%		8/15/2025	—	464,747
2021 Senior Notes $500M	Fixed		4.88%		6/1/2029	500,000	500,000
2024 Senior Notes $400M(7)	Fixed		6.63%		5/15/2030	400,000	—
Loan premiums, discounts and unamortized deferred financing costs, net(8)						(14,575)	(12,474)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.54%	(3)		$1,334,703	$1,394,906
(1)The rates shown represent the annual interest rates as of December 31, 2024. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(3)Represents the weighted-average interest rate as of December 31, 2024.
(4)In November 2024, the Company upsized and extended its corporate credit facility. The amended and restated credit facility consists of a $500 million revolving line of credit (which had $10 million outstanding as of December 31, 2024 and was repaid in January 2025), a new $225 million term loan and a $100 million delayed draw term loan available to be drawn at the Company's election within 90 days of closing of the amended and restated credit facility. The amended and restated credit facility matures in November 2028 and can be extended by up to two additional six-month periods. Pricing on the amended and restated credit facility remains the same.
(5)A variable interest loan for which the spread to Term SOFR has been fixed with interest rate swaps through mid-February 2025.
(6)The prior revolving line of credit was refinanced with a new $500 million revolving credit facility in November 2024. The spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(7)During the year ended December 31, 2024, the Company issued $400 million of 6.625% Senior Notes due 2030 (the "2024 Senior Notes" and together with the $500 million of 4.875% Senior notes due 2029 issued by the Company in 2021, the "Senior Notes") and used the proceeds, together with cash on hand, to redeem in full the outstanding $464.7 million aggregate principal of 6.375% Senior Notes due 2025 (the "2020 Senior Notes"). During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of the 2020 Senior Notes.
(8)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Of the total outstanding debt at December 31, 2024, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.

Corporate Credit Facilities
In January 2023, XHR LP (the "Borrower") entered into a $675 million senior unsecured credit facility comprised of a $450 million revolving line of credit (the “2023 Revolving Line of Credit”), a $125 million initial term loan (the "2023 Initial Term Loan") and a $100 million delayed draw term loan (the “2023 Delayed Draw Term Loan” and, together with the 2023 Initial Term Loan, the "2023 Term Loans") pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023 (the "2023 Credit Agreement"), by and among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto. The 2023 Revolving Line of Credit and the 2023 Initial Term Loan refinanced in full the then existing corporate credit facilities, and as a result of such refinancing, the then existing pledges of equity of certain subsidiaries securing obligations under the Company's prior corporate credit facilities were released. The 2023 Delayed Draw Term Loan was funded on January 17, 2023 and was used to repay in full the mortgage loan collateralized by Renaissance Atlanta Waverly Hotel & Convention Center that was due August 2024.
In November 2024, XHR LP amended and restated the 2023 Credit Agreement to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (the “Revolving Credit Facility”), a $225 million term loan (the “2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (the “2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”). A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million. The Revolving Credit Facility matures in November 2028 and can be extended up to two additional six-month periods. The Revolving Credit Facility’s interest rate is based, at the Company's option, on a pricing grid with a range of (i) 145 to 275 basis points over the applicable adjusted term SOFR rate or (ii) 45 to 175 basis points over the applicable alternative base rate, in each case as determined by the Company’s leverage ratio. The 2024 Term Loans each mature in November 2028, can be extended up to two additional six-month periods, and bear interest rates consistent with the pricing grid on the Revolving Credit Facility. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans under the 2023 Credit Agreement.
As of December 31, 2024, the Company had an outstanding balance of $10 million on the Revolving Credit Facility with remaining availability of $490 million. During the years ended December 31, 2024, 2023 and 2022, the Company incurred unused commitment fees under the then-applicable revolving credit facility of approximately $1.4 million for each year. During the year ended December 31, 2024, the Company incurred minimal interest on the Revolving Credit Facility. During the years ended December 31, 2023 and 2022, the Company did not incur interest expense on then-applicable revolving line of credit.
In January 2025, we borrowed the $100 million available on the 2024 Delayed Draw Term Loan and used a portion of the borrowings to repay the full amount outstanding under the Revolving Credit Facility. In accordance with the Amended and Restated Credit Agreement, the remaining proceeds may be used by the Company to refinance other indebtedness and for general working capital purposes.
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
In November 2024, the Company issued $400 million of the 2024 Senior Notes at a price equal to 100% of face value and used the net proceeds, together with cash on hand, to redeem in full the outstanding $464.7 million aggregate principal of the 2020 Senior Notes.
During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of the 2020 Senior Notes.

Financial Covenants
Our mortgage loans, Amended and Restated Credit Agreement and Senior Notes contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios, including, but not limited to, debt service coverage ratios and loan-to-value tests. Failure of the Company to comply with its financial covenants could result from, among other things, changes in its results of operations, the incurrence of additional debt or changes in general economic conditions. If the Company violates the financial covenants contained in any of its mortgage loans, the Amended and Restated Credit Agreement or Senior Notes described above, the Company may attempt to negotiate waivers or amend the terms of the applicable credit agreement with the lenders thereunder; however, the Company can make no assurance that it would be successful in any such negotiations or that, if successful in obtaining waivers or amendments, such amendments or waivers would be on terms attractive to the Company. If a default under the Amended and Restated Credit Agreement were to occur, the Company would potentially have to refinance the debt through additional debt financing, private or public offerings of debt securities or equity financings. If the Company is unable to refinance its debt on acceptable terms, including at maturity of the debt, it may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses that reduce cash flow from operating activities. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates upon refinancing, increases in interest expense would lower the Company’s cash flow and, consequently, cash available for distribution to its stockholders.
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
As of December 31, 2024, we were not in compliance with a debt covenant on one mortgage loan which resulted in an event of default. The Company cured the initial default in October 2024 by depositing $2.7 million in an interest-bearing escrow account held by the lender and deposited an additional $0.8 million in February 2025. As of December 31, 2024, we were in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the revolving credit facility, corporate credit facility term loans, remaining mortgage loans or Senior Notes.
Debt Outstanding
Total debt outstanding as of December 31, 2024 and December 31, 2023 was $1,339 million and $1,407 million and had a weighted-average interest rate of 5.54% and 5.47% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2024	Weighted-Average Interest Rate
2025	$4,431	4.83%
2026	55,381	4.56%
2027	102,388	4.64%
2028	277,078	5.69%
2029	500,000	4.88%
Thereafter	400,000	6.63%
Total Debt	$1,339,278	5.50%
Revolving Credit Facility (matures in 2028)	10,000	6.39%
Loan premiums, discounts and unamortized deferred financing costs, net	(14,575)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,334,703	5.54%
During the year ended December 31, 2024, the Company capitalized $12.1 million of deferred financing costs and expensed $1.8 million of legal fees and other third-party costs in connection with the corporate credit facility amendment and the issuance of the 2024 Senior Notes. During the year ended December 31, 2023, the Company capitalized $5.6 million of deferred financing costs and expensed $1.7 million of legal fees. During the year ended December 31, 2022, the Company did not capitalize deferred financing costs.

During the year ended December 31, 2024, in connection with the refinancing of the prior revolving line of credit and the redemption of the 2020 Senior Notes, the Company wrote off unamortized deferred financing costs of $2.0 million. During the year ended December 31, 2023 and 2022, the Company wrote off deferred financing costs of $1.2 million and $0.3 million, respectively. These amounts are included in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income for the periods then ended.
7. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of December 31, 2024, all interest rate swaps were designated as cash flow hedges and involve the receipt of variable rate payments from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of hedging instruments are reported in other comprehensive income or loss on the consolidated statements of operations and comprehensive income. Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income through interest expense as interest payments are made on the Company’s variable rate debt.
Derivative instruments held by the Company with the right of offset in a net asset position are included in other assets on the consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of December 31, 2024 and 2023, respectively (in thousands):

						December 31, 2024		December 31, 2023
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/10/2023	2/10/2025	$75,000	$43	$75,000	$587
2024 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	50,000	27	50,000	380
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	50,000	32	50,000	388
2024 Initial Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	25,000	16	25,000	191
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	25,000	16	25,000	194
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	832	55,000	790
						$280,000	$966	$280,000	$2,530
The table below details the location in the consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the years ended December 31, 2024 and 2023, respectively (in thousands):

		Year Ended December 31,
		2024	2023
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
Gain recognized in other comprehensive income	Unrealized gain on interest rate derivative instruments	$2,517	$5,220
Gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(4,081)	$(2,690)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$80,882	$84,997
The Company expects approximately $0.6 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
During the year ended December 31, 2022, the Company terminated two interest rate swaps prior to their maturity and incurred swap termination costs of $1.6 million, which is included in other income on the consolidated statements of operations and comprehensive income for the period then ended.

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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurement Date
	December 31, 2024		December 31, 2023
Location on Consolidated Balance Sheets/ Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$966	$—	$2,530	$—
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

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated balance sheets as of December 31, 2024 and 2023, (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$439,278	$425,429	$442,633	$425,858
Senior Notes(1)	900,000	879,806	964,747	939,826
Revolving Credit Facility	10,000	9,602	—	—
Total	$1,349,278	$1,314,837	$1,407,380	$1,365,684
(1)During the year ended December 31, 2024, the Company issued the 2024 Senior Notes and, along with cash on hand, redeemed in full the outstanding $464.7 million aggregate principal of the 2020 Senior Notes. During the year ended December 31, 2023, the Company repurchased in the open market and retired $35.3 million aggregate principal of the 2020 Senior Notes.
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 6.08% and 6.09% per annum as of December 31, 2024 and 2023, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2024 and 2023, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
9. Income Taxes
The Company elected to be taxed and operates in a manner management believes will allow it to continue to qualify as a REIT under the Code for federal income tax purposes. To qualify as a REIT, the Company must satisfy certain requirements related to, among other things, its sources of income, composition of its assets, amounts it distributes to its stockholders and diversity of its stock ownership. So long as the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on REIT taxable income that is distributed annually to its stockholders. Accordingly, no provision for U.S. federal income taxes has been included in the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 related to REIT taxable income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal, state and local income tax on REIT taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for four years following the failure.
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
For the year ended December 31, 2024 the Company recognized an income tax benefit of $3.7 million using an estimated federal and state statutory combined rate of 28.48%. The income tax benefit was primarily related to the release of a valuation allowance related to certain state deferred tax assets which was partially offset by current taxable income not offset with net operating loss carryforwards and state gross margins taxes levied on gross revenues.
For the year ended December 31, 2023, the Company recognized income tax expense of $1.4 million using an estimated federal and state statutory combined rate of 25.15%. The income tax expense was primarily related to current taxable income not offset with net operating loss carryforwards and state gross margins taxes levied on gross revenues.

For the year ended December 31, 2022, the Company recognized income tax expense of $2.2 million using an estimated federal and state statutory combined rate of 25.12%. The income tax expense was primarily related to current taxable income not offset with net operating loss carryforwards and state gross margins taxes levied on gross revenues.
The table below presents the provision for income taxes related to continuing operations as of December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$35	$(739)
State	(1,605)	(1,482)	(1,466)
Total current	$(1,605)	$(1,447)	$(2,205)
Deferred:
Federal	$—	$—	$—
State	5,345	—	—
Total deferred	$5,345	$—	$—
Total tax benefit (provision)	$3,740	$(1,447)	$(2,205)
The table below presents a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Provision for income taxes at statutory rate	$(2,757)	$(4,477)	$(12,565)
Tax impact related to REIT operations	8,340	6,850	10,186
Change in federal and state valuation allowances	(1,376)	(3,062)	4,731
Impact of rate change on deferred tax balances	(428)	90	151
State tax provision, net of federal	(98)	(840)	(1,771)
Change in federal and state valuation allowances on attributes written off	—	—	(2,929)
Other	59	(8)	(8)
Total tax benefit (provision)	$3,740	$(1,447)	$(2,205)
Net deferred tax assets and liabilities are included within other assets in the consolidated balance sheets and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Net operating loss	$19,152	$12,418
Deferred income	2,050	2,038
Other	130	155
Total deferred tax assets	$21,332	$14,611
Less: Valuation allowance	(15,987)	(14,611)
Net deferred tax assets	$5,345	$—
At December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of $42.8 million and $14.3 million and established valuation allowances of $42.8 million and $14.3 million, respectively.

At December 31, 2024 and 2023, the Company had state net operating loss carryforwards of $201.9 million and $178.8 million and established valuation allowances of $115.8 million and $178.8 million, respectively.
Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has considered various factors, including cumulative losses, future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies when assessing the realizability of its deferred tax assets. As of December 31, 2024, the Company has determined there is sufficient positive evidence to conclude it is more likely than not that a portion of the deferred tax assets related to certain state net operating loss carryforwards is realizable and therefore recorded a $5.3 million reduction in the related valuation allowance. Further, the amount of the deferred tax assets that continue to be considered unrealizable could change in the near-term.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2024. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2024. The Company has not recognized material interest expense or penalties relating to income taxes in the consolidated statements of operations and comprehensive income for the years ended December 31, 2024, 2023 and 2022 or in the consolidated balance sheets as of December 31, 2024 and 2023. As of December 31, 2024, the Company’s 2024, 2023 and 2022 tax years remain subject to examination by U.S. and various state tax jurisdictions.
10. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, $200 million of common stock remained available for issuance under the ATM Agreement. As of December 31, 2024 and 2023, the Company had accumulated offering related costs included in other assets on the consolidated balance sheets of $0.4 million and $0.3 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
During the year ended December 31, 2024, 1,130,846 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.02 per share for an aggregate purchase price of $15.8 million. During the year ended December 31, 2023, 10,414,262 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.74 per share for an aggregate purchase price of $132.7 million. During the year ended December 31, 2022, 1,912,794 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.74 per share for an aggregate purchase price of $28.2 million. As of December 31, 2024, the Company had approximately $117.9 million remaining under its share repurchase authorization.

Dividends
The Company declared dividends of $0.48 per share of common stock totaling $48.7 million during the year ended December 31, 2024 and $0.40 per common stock totaling $43.2 million during the year ended December 31, 2023. For income tax purposes, dividends paid per share on the Company's common stock during the years ended December 31, 2024 and 2023 were 100% taxable as ordinary income.
Non-Controlling Interest of Common Units in Operating Partnership
As of December 31, 2024, the Operating Partnership had 4,496,674 LTIP Units outstanding, representing a 4.2% partnership interest held by the limited partners. Of the 4,496,674 LTIP Units outstanding at December 31, 2024, 1,911,731 LTIP Units had vested but had yet to be converted or redeemed. As of December 31, 2023, the Operating Partnership had 3,782,000 LTIP Units outstanding, representing a 3.6% partnership interest held by the limited partnership. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.
During the year ended December 31, 2024, 42,826 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 42,826 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, all 42,826 Common Units were redeemed for cash totaling $0.7 million. During the year ended December 31, 2023, 333,278 vested LTIP Units were converted into common limited partnership units in the Operating Partnership on a one-for-one basis and subsequently all 333,278 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 216,630 Common Units were redeemed for common stock and 116,648 Common Units were redeemed for cash totaling $1.4 million. No LTIP Units were redeemed during the year ended December 31, 2022.
The Company declared distributions of $0.48 per LTIP Unit totaling $1.1 million during the year ended December 31, 2024 and $0.40 per LTIP Unit totaling $0.9 million during the year ended December 31, 2023.
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

The following table reconciles net income or loss attributable to common stockholders to basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to common stockholders	$16,143	$19,142	$55,922
Dividends paid on unvested share-based compensation	(381)	(257)	(173)
Undistributed earnings attributable to unvested share-based compensation	—	—	(68)
Net income available to common stockholders	$15,762	$18,885	$55,681

Denominator:
Weighted-average shares outstanding - Basic	101,846,303	108,192,148	114,068,733
Effect of dilutive share-based compensation	425,091	220,337	349,444
Weighted-average shares outstanding - Diluted	102,271,394	108,412,485	114,418,177

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.15	$0.17	$0.49
12. Share-Based Compensation
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and its former parent, InvenTrust Properties Corp. ("InvenTrust") as its sole common stockholder approved, the 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units (i.e. LTIP Units) in the Operating Partnership. As of December 31, 2024, the aggregate number of shares that may be issued under the 2015 Incentive Award Plan was 1,418,461.
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
The Compensation Committee of the Board of Directors approved the issuance of the following awards under the 2015 Incentive Award Plan to certain executives for the years ended December 31, 2024, 2023 and 2022:

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
A portion of each award of Class A LTIP Units are designated as a number of base units. The base units are designated twenty-five percent (25%) as absolute TSR base units and vest based on achievement of varying levels of the Company’s TSR over the three-year performance period. The other seventy-five percent (75%) of the base units are designated as relative TSR base units and vest based on the ranking of the Company’s TSR as compared to a defined peer group over the three-year performance period. Vesting of Class A LTIP Units is also subject to continued employment with the Company or its affiliates through the applicable vesting date.
Pursuant to the Director Compensation Program, the Company approved the issuance of the following fully vested LTIP Units under the 2015 Incentive Award Plan to eight of the Company's non-employee directors for the year ended December 31, 2022 and to seven of the Company's non-employee directors for the years ended December 31, 2023 and 2024:

Grant Date	Grant Description	Time-Based Grants	Grant Date Fair Value
May 2022	2022 LTIP Units	41,496	$19.28
May 2023	2023 LTIP Units	56,917	$12.30
May 2024	2024 LTIP Units	47,362	$14.78
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

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of December 31, 2024 and 2023:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2022	224,677	1,720,629	1,945,306
Granted	214,902	1,302,334	1,517,236
Vested(2)	(69,391)	(248,424)	(317,815)
Expired	(32,923)	(614,341)	(647,264)
Forfeited	(20,765)	—	(20,765)
Unvested as of December 31, 2023	316,500	2,160,198	2,476,698
Granted	262,303	1,397,795	1,660,098
Vested(2)	(93,913)	(332,755)	(426,668)
Expired	(34,868)	(640,295)	(675,163)
Forfeited	(17,868)	—	(17,868)
Unvested as of December 31, 2024	432,154	2,584,943	3,017,097
Weighted-average fair value of unvested shares/units	$11.79	$7.96	$8.51
(1)Includes time-based LTIP Units and performance-based Class A LTIP Units.
(2)During the years ended December 31, 2024 and 2023, 25,521 and 18,842, shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.
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
During the year ended December 31, 2024, the Company recognized approximately $13.0 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the year ended December 31, 2024, the Company recognized $0.7 million of share-based compensation expense related to the grants to the Board of Directors and capitalized approximately $0.6 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of December 31, 2024, there was $11.4 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.68 years.
During the year ended December 31, 2023, the Company recognized approximately $12.5 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the year ended December 31, 2023 the Company recognized $0.7 million of share-based compensation expense related to the grants to the Board of Directors and capitalized approximately $0.4 million (net of forfeitures) related to Restricted Stock Units provided to other employees who oversee development and capital projects on behalf of the Company.
During the year ended December 31, 2022, the Company recognized approximately $10.6 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the year ended December 31, 2022 the Company recognized $0.8 million of share-based compensation related to the grants to the Board of Directors and capitalized approximately $0.4 million related to Restricted Stock Units provided to other employees who oversee development and capital projects on behalf of the Company.

13. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the year ended December 31, 2024 (dollar amounts in thousands):

December 31, 2024
Weighted-average remaining lease term, including reasonably certain extension options(1)	19 years
Weighted-average discount rate	5.72%

ROU asset(2)	$16,807
Lease liability(3)	$17,686

Operating lease rent expense	$2,171
Variable lease costs	4,402
Total rent and variable lease costs	$6,573
(1)The weighted-average remaining lease term including all available extension options is approximately 56 years.
(2)The ROU asset is included in other assets on the consolidated balance sheet as of December 31, 2024.
(3)The lease liability is included in other liabilities on the consolidated balance sheet as of December 31, 2024.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of December 31, 2024 (in thousands):

December 31, 2024
2025	$2,171
2026	2,188
2027	2,204
2028	2,086
2029	1,697
Thereafter	20,661
Total undiscounted lease payments	$31,007
Less imputed interest	(13,321)
Lease liability(1)	$17,686
(1)The lease liability is included in other liabilities on the consolidated balance sheet as of December 31, 2024.
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
For the years ended December 31, 2024, 2023, and 2022, the Company incurred management and franchise fee expenses of $36.5 million, $35.2 million and $36.5 million, respectively, which are included on the consolidated statements of operations and comprehensive income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2024 and 2023, the Company had a balance of $58.9 million and $49.7 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
Renovation and Construction Commitments
As of December 31, 2024, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2024 totaled $47.6 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.

14. Segment Reporting
The Company invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States and manages its business activities on a consolidated basis. The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker ("CODM"). The CODM evaluates performance, allocates capital resources and manages the overall investing strategy of each hotel individually. Further, the Company considers each hotel to be an operating segment and aggregates each operating segment into one reportable segment. Each hotel in this reportable segment derives revenues from the sale of room nights at hotel properties, food and beverage revenues and ancillary revenue such as parking, resort or destination amenity fees, golf, spa services and other guest services and tenant leases. Further, each operating segment follows the same accounting policies as those described in Note 2. The measure of segment assets is reported on the balance sheet as total consolidated assets.
The CODM uses Hotel Earnings Before Interest, Taxes, Depreciation and Amortization (“Hotel EBITDA”) to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the reportable segment or into other areas, such as for acquisitions, share repurchases, payment of dividends and other corporate expenditures. The CODM also uses Hotel EBITDA to monitor budgeted versus actual operating results and to facilitate comparisons of operating performance between periods and between competitors.

The following table presents Segment Hotel EBITDA for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenues	$1,039,047	$1,025,443	$997,607
Less:
Rooms expenses	152,133	145,274	137,589
Food and beverage expenses	241,186	235,961	224,391
Other direct expenses	25,009	23,467	23,847
Undistributed expenses(1)	266,216	255,487	238,474
Management and franchise fees	36,507	35,235	36,456
Real estate taxes, personal property taxes and insurance	53,140	50,491	44,388
Segment Profit	$264,856	$279,528	$292,462
Lease/rent expense	$(1,157)	$(1,183)	$(1,484)
Ground lease expense	(3,232)	(3,069)	(2,846)
Owner repairs & maintenance	(140)	(281)	(229)
Other fixed expenses	(6,338)	(3,676)	(7,946)
Gain on business interruption insurance	2,338	218	2,487
Segment Hotel EBITDA	$256,327	$271,537	$282,444
Segment Hotel EBITDA Margin	24.7%	26.5%	28.3%
(1)Primarily includes costs related to general and administrative, sales and marketing, repairs and maintenance, utilities and information technology.

The following table presents Segment Hotel EBITDA reconciled to net income before income taxes for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Segment Hotel EBITDA	$256,327	$271,537	$282,444
Depreciation and amortization	(128,749)	(132,023)	(132,648)
General and administrative expenses	(36,245)	(37,219)	(34,250)
Other operating expenses	(3,830)	(3,088)	(2,649)
Impairment and other losses	(520)	—	(1,278)
Gain on sale of investment properties	1,628	—	27,286
Other income	9,251	8,300	3,951
Interest expense	$(80,882)	$(84,997)	$(82,727)
Loss on extinguishment of debt	(3,850)	(1,189)	(294)
Net income before income taxes	$13,130	$21,321	$59,835

15. Subsequent Events
In January 2025, we borrowed the $100 million available on the 2024 Delayed Draw Term Loan and used a portion of the borrowings to repay the full amount outstanding under the Revolving Credit Facility. In accordance with the Amended and Restated Credit Agreement, the remaining proceeds may be used by the Company to refinance other indebtedness and for general working capital purposes.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2024

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Andaz Napa Napa, CA	$55,000	$10,150	$57,012	$—	$(9,422)	$10,150	$47,590	$57,740	$19,590	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	2,867	6,949	46,297	53,246	19,184	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	—	2,680	36,212	—	2,609	2,680	38,821	41,501	16,807	2009	9/10/2013	5 - 30 years
Bohemian Hotel Savannah, Autograph Collection Savannah, GA	—	2,300	24,240	—	850	2,300	25,090	27,390	9,835	2009	8/9/2012	5 - 30 years
Buckhead Atlanta Restaurant Lease Atlanta, GA	—	364	2,349	—	12	364	2,361	2,725	756	2008	12/7/2018	5 - 30 years
Fairmont Dallas Dallas, TX	—	8,700	60,634	—	22,770	8,700	83,404	92,104	30,018	1968	8/1/2011	5 - 30 years
Fairmont Pittsburgh Pittsburgh, PA	—	3,378	27,101	—	4,777	3,378	31,878	35,256	9,115	2010	9/26/2018	5 - 30 years
Grand Bohemian Hotel Charleston, Autograph Collection Charleston, SC	—	4,550	26,582	—	1,464	4,550	28,046	32,596	11,033	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook, Autograph Collection Mountain Brook, AL	—	2,000	42,246	—	1,967	2,000	44,213	46,213	18,048	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, Autograph Collection Orlando, FL	53,306	7,739	75,510	—	20,572	7,739	96,082	103,821	32,864	2001	12/27/2012	5 - 30 years
Grand Hyatt Scottsdale Resort Scottsdale, AZ	—	71,211	145,600	—	140,239	71,211	285,839	357,050	59,756	1987	10/3/2017	5 - 30 years
Hyatt Centric Key West Resort & Spa Key West, FL	—	40,986	34,529	—	7,837	40,986	42,366	83,352	15,457	1988	11/15/2013	5 - 30 years
Hyatt Regency Grand Cypress Orlando, FL	—	17,867	183,463	—	62,333	17,867	245,796	263,663	83,696	1984	5/26/2017	5 - 30 years
Hyatt Regency Portland at the Oregon Convention Center Portland, OR	—	24,669	161,931	(1,322)	(8,224)	23,347	153,707	177,054	35,434	2019	12/17/2019	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	—	—	100,227	—	9,293	—	109,520	109,520	43,427	1986	9/20/2013	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2024

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	800	4,144	3,482	7,626	1,050	1953	11/25/2014	5 - 30 years
Kimpton Canary Hotel Santa Barbara Santa Barbara, CA	—	22,361	57,822	—	10,087	22,361	67,909	90,270	24,631	2005	7/16/2015	5 - 30 years
Kimpton Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	12,277	1,777	68,433	70,210	21,882	1924	11/1/2013	5 - 30 years
Kimpton Hotel Palomar Philadelphia Philadelphia, PA	—	9,060	90,909	—	4,170	9,060	95,079	104,139	37,896	1929	7/28/2015	5 - 30 years
Kimpton RiverPlace Hotel Portland, OR	—	18,322	46,664	—	7,321	18,322	53,985	72,307	21,863	1985	7/16/2015	5 - 30 years
Loews New Orleans Hotel New Orleans, LA	—	3,529	70,652	—	9,344	3,529	79,996	83,525	28,886	1972	10/11/2013	5 - 30 years
Marriott Dallas Downtown Dallas, TX	—	6,300	45,158	—	22,319	6,300	67,477	73,777	32,787	1980	9/30/2010	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	105,972	36,700	72,370	—	28,807	36,700	101,177	137,877	49,929	1985	3/23/2012	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	40,713	5,500	139,599	145,099	77,873	2002	11/21/2007	5 - 30 years
Park Hyatt Aviara Resort, Golf Club & Spa Carlsbad, CA	—	33,252	135,320	—	83,154	33,252	218,474	251,726	59,181	1997	11/20/2018	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	—	6,834	90,792	—	13,889	6,834	104,681	111,515	42,081	1983	3/23/2012	5 - 30 years
Royal Palms Resort & Spa, The Unbound Collection by Hyatt Phoenix, AZ	—	33,912	50,205	—	9,074	33,912	59,279	93,191	21,602	1929	10/3/2017	5 - 30 years
The Ritz-Carlton, Denver Denver, CO	—	15,132	84,145	—	14,118	15,132	98,263	113,395	26,835	1982	8/24/2018	5 - 30 years
The Ritz-Carlton, Pentagon City Arlington, VA	—	—	103,568	—	16,309	—	119,877	119,877	39,547	1990	10/4/2017	5 - 30 years
W Nashville Nashville, TN	—	36,374	295,857	—	3,148	36,374	299,005	335,379	39,296	2021	3/29/2022	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2024

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Waldorf Astoria Atlanta Buckhead Atlanta, GA	—	8,385	49,115	—	13,374	8,385	62,489	70,874	16,006	2008	12/7/2018	5 - 30 years
Westin Galleria Houston Houston, TX	—	7,842	112,850	—	33,166	7,842	146,016	153,858	60,280	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	—	4,262	96,090	—	26,564	4,262	122,654	126,916	47,326	1971	8/22/2013	5 - 30 years
Totals	$214,278	$457,229	$2,580,307	$(1,322)	$608,578	$455,907	$3,188,885	$3,644,792	$1,053,971

Notes:
(A)The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)The aggregate cost of real estate owned at December 31, 2024 for federal income tax purposes was approximately $4,041 million (unaudited).
(C)Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges and write-offs of fully depreciated assets are recorded as a reduction in the basis.
(D)Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2024	2023	2022
Balance at January 1	$3,558,018	$3,547,321	$3,288,098
Acquisitions	—	—	332,231
Capital improvements	151,839	126,486	72,027
Disposals and write-offs	(65,065)	(115,789)	(145,035)
Balance at December 31	$3,644,792	$3,558,018	$3,547,321

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2024

(E)Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2024	2023	2022
Balance at January 1	$963,052	$945,786	$888,717
Depreciation expense, continuing operations	128,358	131,437	131,710
Disposals and write-offs	(37,439)	(114,171)	(74,641)
Balance at December 31	$1,053,971	$963,052	$945,786

(F)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the Lease
Furniture, fixtures and equipment	5 years	-	15 years