Form 10-Q
period 2025-03-31
Xenia Hotels & Resorts, Inc.
filed 2025-05-02
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2025, there were 98,703,136 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2025 and December 31, 2024
(Dollar amounts in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets:	(Unaudited)
Investment properties:
Land	$472,648	$455,907
Buildings and other improvements	3,122,572	3,188,885
Total	$3,595,220	$3,644,792
Less: accumulated depreciation	(1,056,791)	(1,053,971)
Net investment properties	$2,538,429	$2,590,821
Cash and cash equivalents	112,564	78,201
Restricted cash and escrows	69,504	65,381
Accounts and rents receivable, net of allowance for doubtful accounts	34,078	25,758
Intangible assets, net of accumulated amortization of $284 and $283, respectively	4,854	4,856
Deferred tax assets (Note 8)	5,299	5,345
Other assets	57,530	61,254
Assets held for sale (Note 4)	67,283	—
Total assets	$2,889,541	$2,831,616
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,424,037	$1,334,703
Accounts payable and accrued expenses	110,968	102,896
Distributions payable	14,363	12,566
Other liabilities	83,816	101,118
Liabilities associated with assets held for sale (Note 4)	8,062	—
Total liabilities	$1,641,246	$1,551,283
Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 98,703,136 and 101,310,135 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$987	$1,013
Additional paid in capital	1,886,107	1,921,006
Accumulated other comprehensive income	432	925
Accumulated distributions in excess of net earnings	(678,153)	(679,841)
Total Company stockholders' equity	$1,209,373	$1,243,103
Non-controlling interests	38,922	37,230
Total equity	$1,248,295	$1,280,333
Total liabilities and equity	$2,889,541	$2,831,616
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Rooms revenues	$159,866	$153,124
Food and beverage revenues	104,699	92,773
Other revenues	24,362	21,591
Total revenues	$288,927	$267,488
Expenses:
Rooms expenses	39,322	38,193
Food and beverage expenses	66,527	60,480
Other direct expenses	6,721	6,087
Other indirect expenses	71,013	67,633
Management and franchise fees	11,964	10,633
Total hotel operating expenses	$195,547	$183,026
Depreciation and amortization	33,192	31,964
Real estate taxes, personal property taxes and insurance	13,729	13,493
Ground lease expense	831	786
General and administrative expenses	8,911	10,258
Gain on business interruption insurance	—	(745)
Other operating expenses	853	830
Impairment and other losses	—	250
Total expenses	$253,063	$239,862
Operating income	$35,864	$27,626
Other income	2,564	2,427
Interest expense	(21,051)	(20,358)
Net income before income taxes	$17,377	$9,695
Income tax expense	(870)	(728)
Net income	$16,507	$8,967
Net income attributable to non-controlling interests (Note 1)	(922)	(433)
Net income attributable to common stockholders	$15,585	$8,534

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Basic and diluted income per share:
Net income per share available to common stockholders - basic and diluted	$0.15	$0.08
Weighted-average number of common shares (basic)	100,674,498	101,959,418
Weighted-average number of common shares (diluted)	101,125,212	102,364,928

Comprehensive income:
Net income	$16,507	$8,967
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	(224)	2,259
Reclassification adjustment for amounts recognized in net income (interest expense)	(285)	(1,132)
	$15,998	$10,094
Comprehensive income attributable to non-controlling interests (Note 1)	(906)	(518)
Comprehensive income attributable to the Company	$15,092	$9,576
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at December 31, 2024	101,310,135	$1,013	$1,921,006	$925	$(679,841)	$37,230	$1,280,333
Net income	—	—	—	—	15,585	922	16,507
Repurchase of common shares, net	(2,733,149)	(27)	(35,758)	—	—	—	(35,785)
Dividends, common share / units ($0.14)	—	—	—	—	(13,897)	(360)	(14,257)
Share-based compensation	114,599	1	646	—	—	2,120	2,767
Shares redeemed to satisfy tax withholding on vested share-based compensation	(31,275)		(419)	—	—	—	(419)
Redemption of Operating Partnership Units	42,826	—	632	—	—	(974)	(342)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	(224)	—	—	(224)
Reclassification adjustment for amounts recognized in net income	—	—	—	(269)	—	(16)	(285)
Balance at March 31, 2025	98,703,136	$987	$1,886,107	$432	$(678,153)	$38,922	$1,248,295

Balance at December 31, 2023	102,372,589	$1,024	$1,934,775	$2,439	$(647,246)	$26,505	$1,317,497
Net income	—	—	—	—	8,534	433	8,967
Repurchase of common shares, net	(468,107)	(5)	(6,319)	—	—	—	(6,324)
Dividends, common share / units ($0.12)	—	—	—	—	(11,990)	(270)	(12,260)
Share-based compensation	80,837	1	545	—	—	3,475	4,021
Shares redeemed to satisfy tax withholding on vested share-based compensation	(21,642)	—	(334)	—	—	—	(334)
Redemption of Operating Partnership Units	—	—	—	—	—	(655)	(655)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,120	—	139	2,259
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,078)	—	(54)	(1,132)
Balance at March 31, 2024	101,963,677	$1,020	$1,928,667	$3,481	$(650,702)	$29,573	$1,312,039
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$16,507	$8,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,185	31,931
Non-cash ground rent and amortization of other intangibles	7	33
Amortization of debt premiums, discounts, and financing costs	1,039	1,333
Gain on insurance recoveries	(548)	(1,010)
Share-based compensation expense	2,626	3,897
Changes in assets and liabilities:
Accounts and rents receivable	(10,823)	(8,888)
Other assets	(840)	(15,370)
Accounts payable and accrued expenses	15,776	2,496
Other liabilities	(2,163)	1,341
Net cash provided by operating activities	$54,766	$24,730
Cash flows from investing activities:
Purchase of investment properties	(25,441)	—
Capital expenditures	(32,353)	(33,432)
Proceeds from property insurance	1,597	1,010
Performance guaranty payments	—	151
Net cash used in investing activities	$(56,197)	$(32,271)
Cash flows from financing activities:
Principal payments of mortgage debt	(1,030)	(825)
Proceeds from Corporate Credit Facility Term Loan	100,000	—
Proceeds from draws on the Revolving Credit Facility	10,000	—
Payments on the Revolving Credit Facility	(20,000)	—
Repurchase of common shares	(35,785)	(6,324)
Redemption of Operating Partnership Units	(342)	(655)
Dividends and dividend equivalents	(12,449)	(10,423)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(477)	(351)
Net cash provided by (used in) financing activities	$39,917	$(18,578)
Net increase (decrease) in cash and cash equivalents and restricted cash	38,486	(26,119)
Cash and cash equivalents and restricted cash, at beginning of period	143,582	223,075
Cash and cash equivalents and restricted cash, at end of period	$182,068	$196,956

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$112,564	$140,109
Restricted cash	69,504	56,847
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$182,068	$196,956

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of $0.2 million and $0.7 million of capitalized interest for the three months ended March 31, 2025 and 2024, respectively.	$7,549	$21,094
Cash paid for taxes	250	91

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$625	$2,632
Distributions payable	14,363	12,577
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of March 31, 2025, the Company collectively owned 94.5% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 5.5% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of March 31, 2025 and 2024, the Company owned 31 and 32 lodging properties, respectively.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2025. Operating results for the three months ended March 31, 2025 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
For the three months ended March 31, 2025, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. For the three months ended March 31, 2024, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

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
Acquisition of Real Estate
Acquisitions of hotel properties, including land and land improvements, buildings and building improvements, furniture, fixtures and equipment, and identifiable intangible assets and liabilities, will generally be accounted for as asset acquisitions. Acquired assets are recorded at their relative fair value based on total accumulated costs of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. This includes all costs related to finding, analyzing and negotiating a transaction.
Impairment
Long-lived assets and intangibles
The Company assesses the carrying values of the respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Events or circumstances that may cause a review include, but are not limited to, when (1) a hotel property experiences a significant decrease in the market price of the long-lived asset, (2) a hotel property experiences a current or projected loss from operations combined with a history of operating or cash flow losses, (3) it becomes more likely than not that a hotel property will be sold significantly before the end of its useful life, (4) an accumulation of costs is significantly in excess of the amount originally expected for the acquisition, construction or renovation of a long-lived asset, (5) adverse changes in demand occur for lodging at a specific property due to declining national or local economic conditions and/or new hotel construction in markets where the hotel is located, (6) there is a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset and/or (7) there is a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, the Company records an impairment charge to the extent that the carrying value exceeds fair value.
For the three months ended March 31, 2024, the Company expensed $0.3 million of repair and clean up costs related to property damage sustained at one property. This amount is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income for the period then ended.

Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the three ended months March 31, 2025, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to casualty losses at one property. For the three months ended March 31, 2024, the Company recorded $1.0 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurers. During the three months ended March 31, 2024, the Company recognized $0.7 million in business interruption insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023. This amount is included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive income for the period then ended. As of March 31, 2025, the Company had accrued a $0.2 million receivable related to business interruption proceeds.
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
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in Accounting Standards Update 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), the operations for the investment properties held for sale are classified on the condensed consolidated statement of operations and comprehensive income as discontinued operations for all periods presented.
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
Deferred Financing Costs
Financing costs related to the Revolving Credit Facility (as defined below) and long-term debt are recorded at cost and are amortized as interest expense on a straight-line basis, which approximates the effective interest method, over the life of the related debt instrument unless there is a significant modification to the debt instrument. Financing costs related to the $500 million aggregate principal amount of our 4.88% Senior Notes due 2029 (the "2029 Senior Notes") and the $400 million aggregate principal amount of our 6.63% Senior Notes due 2030 (the "2030 Senior Notes" and together with our 2029 Senior Notes, the "Senior Notes") are amortized using the effective interest method. The balance of unamortized deferred financing costs related to the Revolving Credit Facility is included in other assets. Unamortized deferred financing costs related to all other debt are presented as a reduction in debt, net of loan premiums, discounts and unamortized deferred financing costs on the consolidated balance sheets.
At March 31, 2025 and December 31, 2024, deferred financing costs related to the Revolving Credit Facility were $12.7 million and $12.8 million, respectively, offset by accumulated amortization of $6.9 million and $6.5 million, respectively. At March 31, 2025 and December 31, 2024, deferred financing costs related to all other debt were $22.4 million and $22.1 million, respectively, offset by accumulated amortization of $8.2 million and $7.5 million, respectively.
Segment Information
We allocate resources and assess operating performance based on individual hotels and consider each one of our hotels to be an operating segment. We combine each operating segment into one reportable segment: investment in hotel properties.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures and recent updates are related to the rate reconciliation and income taxes paid disclosures, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosures to its consolidated financial statements.

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three months ended March 31, 2025 and 2024 (in thousands):

Three Months Ended
Primary Markets	March 31, 2025
Orlando, FL	$45,338
Phoenix, AZ	32,543
Houston, TX	30,643
San Diego, CA	25,328
Dallas, TX	21,865
Atlanta, GA	19,201
San Francisco/San Mateo, CA	15,992
Nashville, TN	12,142
San Jose-Santa Cruz, CA	11,163
Washington, DC-MD-VA	10,106
Other	64,606
Total	$288,927

Three Months Ended
Primary Markets	March 31, 2024
Orlando, FL	$44,551
Houston, TX	30,597
Phoenix, AZ	23,132
San Diego, CA	22,690
Dallas, TX	20,704
Atlanta, GA	16,465
San Francisco/San Mateo, CA	14,112
Portland, OR	11,772
Nashville, TN	11,345
Washington, DC-MD-VA	10,877
Other	61,243
Total	$267,488
4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
During the three months ended March 31, 2025, the Company purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara, California for a purchase price of $25.4 million including transactions costs.

Dispositions
In February 2025, the Company entered into an agreement to sell the 545-room Fairmont Dallas, in Dallas, Texas for a sale price of $111.0 million and the buyer funded an at-risk deposit. The sale closed in April 2025 for an estimated gain of approximately $39.3 million, net of credits for in-process capital improvements and customary transaction costs. Net cash proceeds from the sale were $101.4 million.
Held for Sale
The following represents the major classes of assets and liabilities associated with the property held for sale as of March 31, 2025 (in thousands):

March 31, 2025
Land	$8,700
Buildings and other improvements	83,922
Total	$92,622
Less: accumulated depreciation	(30,292)
Net investment properties	$62,330
Accounts and rents receivable, net of allowance for doubtful accounts	2,503
Other assets	2,450
Total assets held for sale	$67,283

Accounts payable and accrued expenses	5,207
Other liabilities	2,855
Total liabilities associated with assets held for sale	$8,062
The operating results of the hotel that was held for sale as of March 31, 2025 are included in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2025 and 2024, respectively.

5. Debt
Debt as of March 31, 2025 and December 31, 2024 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	March 31, 2025	December 31, 2024
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	$52,993	$53,306
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	105,422	105,972
Andaz Napa	Fixed (2)	5.72%		1/19/2028	54,833	55,000
Total Mortgage Loans		4.88%	(3)		$213,248	$214,278
Corporate Credit Facilities (4)
2024 Initial Term Loan	Variable (5)	6.22%		11/3/2028	225,000	225,000
2024 Delayed Draw Term Loan	Variable (5)	6.22%		11/3/2028	100,000	—
Revolving Credit Facility (2024)	Variable (6)	6.22%		11/3/2028	—	10,000
Total Corporate Credit Facilities					$325,000	$235,000
2029 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
2030 Senior Notes $400M	Fixed	6.63%		5/15/2030	400,000	400,000
Loan premiums, discounts and unamortized deferred financing costs, net (7)					(14,211)	(14,575)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.67%	(3)		$1,424,037	$1,334,703
(1)The rates shown represent the annual interest rates as of March 31, 2025. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(3)Represents the weighted-average interest rate as of March 31, 2025.
(4)In November 2024, the Company upsized and extended its corporate credit facility. The amended and restated credit facility consists of a $500 million revolving line of credit, a new $225 million term loan and a $100 million delayed draw term loan which was funded in January 2025. The amended and restated credit facility matures in November 2028 and can be extended by up to two additional six-month periods. Pricing on the amended and restated credit facility remains the same.
(5)A variable interest loan for which the spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(6)The spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(7)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Of the total outstanding debt at March 31, 2025, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves. The Company intends to refinance or payoff with cash on hand the mortgage loan maturing March 2026 collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.
Corporate Credit Facilities
In January 2023, the Operating Partnership entered into a senior unsecured credit facility pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023 (the "2023 Credit Agreement"), by and among the Operating Partnership, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. In November 2024, XHR LP amended and restated the 2023 Credit Agreement to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (the “Revolving Credit Facility”), a $225 million term loan (the “2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (the loans to be extended thereunder, the “2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders,

JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”). A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million. The Revolving Credit Facility matures in November 2028 and can be extended up to two additional six-month periods. The Revolving Credit Facility’s interest rate is based, at the Company's option, on a pricing grid with a range of (i) 145 to 275 basis points over the applicable adjusted term SOFR rate or (ii) 45 to 175 basis points over the applicable alternative base rate, in each case as determined by the Company’s leverage ratio. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans.
In January 2025, the Company drew the 2024 Delayed Draw Term Loan and used a portion of the borrowing to repay the then outstanding balance on the Revolving Credit Facility. In accordance with the Amended and Restated Credit Agreement, the remaining proceeds may be used by the Company to refinance other indebtedness and for general working capital purposes. The 2024 Term Loans mature in November 2028, can be extended up to two additional six-month periods, and bear interest rates consistent with the pricing grid on the Revolving Credit Facility.
As of March 31, 2025, there was no outstanding balance on the Revolving Credit Facility. During the three months ended March 31, 2025, the Company incurred unused commitment fees of approximately $0.4 million and incurred interest expense of $0.1 million on the Revolving Credit Facility. During the three months ended March 31, 2024, the Company incurred unused commitment fees of approximately $0.3 million and did not incur interest expense on the then-applicable revolving line of credit.
Senior Notes
On May 27, 2021, the Operating Partnership entered into the indenture governing our 2029 Senior Notes (the "2029 Notes Indenture"). On November 25, 2024, the Operating Partnership entered into the indenture governing our 2030 Senior Notes (the 2030 Indenture" and together with the 2029 Notes Indenture, the "indentures". The indentures contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures.
Financial Covenants
As of March 31, 2025, the Company was in violation of a debt covenant on one mortgage loan. The Company cured the violation by depositing a total of $5.0 million, inclusive of $3.5 million funded in 2024, in an interest-bearing escrow account held by the lender. As of March 31, 2025, the Company was in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the revolving credit facility, corporate credit facility term loans, remaining mortgage loans or Senior Notes.
Debt Outstanding
Total debt outstanding as of March 31, 2025 and December 31, 2024 was $1,438 million and $1,339 million, respectively, and had a weighted-average interest rate of 5.67% and 5.54% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2025	Weighted- Average Interest Rate
2025	$3,401	4.84%
2026	55,381	4.56%
2027	102,388	4.64%
2028	377,078	6.15%
2029	500,000	4.88%
Thereafter	400,000	6.63%
Total Debt	$1,438,248	5.67%
Revolving Credit Facility (matures in 2028)	—	6.22%
Loan premiums, discounts and unamortized deferred financing costs, net	(14,211)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,424,037	5.67%
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of March 31, 2025, the interest rate swap was designated as a cash flow hedge and involves the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of the hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income. Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income through interest expense as interest payments are made on the Company’s variable rate debt.
The derivative instrument held by the Company with the right of offset in a net asset position is included in other assets on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instruments held by the Company as of March 31, 2025 and December 31, 2024, respectively (in thousands):

						March 31, 2025		December 31, 2024
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/10/2023	2/10/2025	$—	$—	$75,000	$43
2024 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	—	—	50,000	27
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	—	—	50,000	32
2024 Initial Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	—	—	25,000	16
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	—	—	25,000	16
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	457	55,000	832
						$55,000	$457	$280,000	$966

The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three months ended March 31, 2025 and 2024 (in thousands):

		Three Months Ended March 31,
		2025	2024
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$(224)	$2,259
Gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(285)	$(1,132)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$21,051	$20,358
The Company expects approximately $0.4 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement Date
	March 31, 2025		December 31, 2024
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$457	$—	$966	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$538,248	$524,704	$439,278	$425,429
Senior Notes	900,000	881,525	900,000	879,806
Revolving Credit Facility	—	—	10,000	9,602
Total	$1,438,248	$1,406,229	$1,349,278	$1,314,837
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.96% and 6.08% per annum as of March 31, 2025 and December 31, 2024, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company’s provision for income taxes for the three months ended March 31, 2025 and 2024 was estimated using the discrete method and was based on the financial results through the end of the period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method as the estimated annual effective tax method produced a negative tax rate and an unreliable estimate.
The Company estimated the income tax expense for the three months ended March 31, 2025 using an estimated federal and state combined effective tax rate of 17.73% and recognized income tax expense of $0.9 million.
The Company estimated the income tax expense for the three months ended March 31, 2024 using an estimated federal and state combined effective tax rate of 9.90% and recognized income tax expense of $0.7 million.
Deferred tax assets are recognized to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. During the year ended December 31, 2024, the Company determined there was sufficient positive evidence to conclude it is more likely than not that a portion of the deferred tax assets related to certain state net operating loss carryforwards is realizable and therefore recorded a $5.3 million reduction in the related valuation allowance.
9. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2025 and 2024 and, as of March 31, 2025, $200 million of common stock remained available for issuance under the ATM Agreement. As of March 31, 2025 and December 31, 2024, the

Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.5 million and $0.4 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
During the three months ended March 31, 2025, 2,733,149 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.09 per share for an aggregate purchase price of $35.8 million. During the three months ended March 31, 2024, 468,107 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.51 per share for an aggregate purchase price of $6.3 million. As of March 31, 2025, the Company had approximately $82.1 million remaining under its share repurchase authorization.
Dividends
The Company declared the following dividends during the three months ended March 31, 2025:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.14	March 31, 2025	March 31, 2025	April 15, 2025
Non-Controlling Interest of Common Units in Operating Partnership
As of March 31, 2025, the Operating Partnership had 5,769,114 LTIP Units outstanding, representing a 5.5% partnership interest held by the limited partners. Of the 5,769,114 LTIP Units outstanding at March 31, 2025, 1,975,001 LTIP Units had vested but had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.
During the three months ended March 31, 2025, 65,887 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 65,887 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 42,826 Common Units were redeemed for common stock and 23,061 Common Units were redeemed for cash totaling $0.3 million. During the three months ended March 31, 2024, 42,826 vested LTIP Units were converted into common limited partnership units in the Operating Partnership on a one-for-one basis and subsequently all 42,826 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, all 42,826 Common Units were redeemed for cash totaling $0.7 million.
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

The following table reconciles net income or loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to common stockholders	$15,585	$8,534
Dividends paid on unvested share-based compensation	(126)	(99)
Undistributed earnings attributable to unvested share-based compensation	(4)	—
Net income available to common stockholders	$15,455	$8,435

Denominator:
Weighted-average shares outstanding - Basic	100,674,498	101,959,418
Effect of dilutive share-based compensation	450,714	405,510
Weighted-average shares outstanding - Diluted	101,125,212	102,364,928

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.15	$0.08
11. Share-Based Compensation
2015 Incentive Award Plan
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors approved the following awards of restricted stock units under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted-Average Grant Date Fair Value
February 2025	2025 Restricted Stock Units	154,752	93,778	$11.00
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
LTIP Unit Grants
The Compensation Committee of the Board of Directors approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted-Average Grant Date Fair Value
February 2025	2025 LTIP Units	147,882	1,190,445	$7.36

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
The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of March 31, 2025:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2024	432,154	2,584,943	3,017,097
Granted	248,530	1,338,327	1,586,857
Vested(2)	(114,599)	(129,157)	(243,756)
Unvested as of March 31, 2025	566,085	3,794,113	4,360,198
Weighted-average fair value of unvested shares/units	$10.84	$7.50	$7.94
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the three months ended March 31, 2025 and 2024, 31,275 and 21,642 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

The grant date fair value of the time-based Restricted Stock Units and time-based LTIP Units is determined based on the closing price of the Company’s common stock on the grant date. The grant date fair value of performance-based units is determined based on a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
February 25, 2025
Absolute TSR Restricted Stock Units	25%	$7.08	46.70%	4.25% - 4.32%	4.29%
Relative TSR Restricted Stock Units	75%	$7.79	46.70%	4.25% - 4.32%	4.29%
Absolute TSR Class A LTIP Units	25%	$7.17	46.70%	4.25% - 4.32%	4.29%
Relative TSR Class A LTIP Units	75%	$7.81	46.70%	4.25% - 4.32%	4.29%
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
For the three months ended March 31, 2025, the Company recognized approximately $2.6 million of share-based compensation expense related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the three months ended March 31, 2025, the Company capitalized approximately $0.1 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of March 31, 2025, there was $21.2 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.98 years.
For the three months ended March 31, 2024, the Company recognized approximately $3.9 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the three months ended March 31, 2024, the Company capitalized approximately $0.1 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the three months ended March 31, 2025 (dollar amounts in thousands):

March 31, 2025
Weighted-average remaining lease term, including reasonably certain extension options(1)	21 years
Weighted-average discount rate	5.71%

ROU asset(2)	$14,589
Lease liability(3)	$14,334

Operating lease rent expense	$539
Variable lease costs	1,179
Total rent and variable lease costs	$1,718
(1)The weighted-average remaining lease term including all available extension options is approximately 55 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of March 31, 2025.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2025.
During the three months ended March 31, 2025, the Company purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara, California for a purchase price of $25.4 million, including transaction costs, resulting in the recognition of a $1.1 million net gain related to the write off of the associated right-of-use asset and lease liability. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of March 31, 2025 (in thousands):

Year Ending December 31, 2025
2025 (excluding the three months ended March 31, 2025)	$1,329
2026	1,788
2027	1,804
2028	1,686
2029	1,297
Thereafter	18,528
Total undiscounted lease payments	$26,432
Less imputed interest	(12,098)
Lease liability(1)	$14,334
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of March 31, 2025.
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
Management agreements for brand-managed hotels have terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is 26 years. Management agreements for franchised hotels generally contain initial terms between 15 and 20 years with an average remaining term of approximately four years; none of these agreements contemplate renewal or extension of the initial term.
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
The Company incurred management and franchise fee expenses of $12.0 million and $10.6 million for the three months ended March 31, 2025 and 2024, respectively, which are included on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2025 and December 31, 2024, the Company had a balance of $61.7 million and $58.9 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Renovation and Construction Commitments
As of March 31, 2025, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of March 31, 2025 totaled $24.2 million.
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

The following table presents Segment Hotel EBITDA for three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Rooms revenues	$159,866	$153,124
Food and beverage revenues	104,699	92,773
Other revenues	24,362	21,591
Total revenues	$288,927	$267,488
Expenses:
Rooms expenses	39,322	38,193
Food and beverage expenses	66,527	60,480
Other direct expenses	6,721	6,087
Undistributed expenses(1)	68,494	65,315
Management and franchise fees	11,964	10,633
Real estate taxes, personal property taxes and insurance	13,729	13,493
Lease/rent expense	312	271
Ground lease expense	844	799
Owner repairs & maintenance	13	11
Other fixed expenses	1,754	1,224
Gain on business interruption insurance	—	(745)
Segment Hotel EBITDA	$79,247	$71,727
Segment Hotel EBITDA Margin	27.4%	26.8%
(1)Primarily includes costs related to general and administrative, sales and marketing, repairs and maintenance, utilities and information technology.
The following table presents Segment Hotel EBITDA reconciled to net income before income taxes for three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Segment Hotel EBITDA	$79,247	$71,727
Adjustments and reconciling items:
Depreciation and amortization	(33,192)	(31,964)
General and administrative expenses	(8,911)	(10,258)
Other operating expenses	(1,272)	(1,304)
Impairment and other losses	—	(250)
Other income	2,556	2,102
Interest expense	(21,051)	(20,358)
Net income before income taxes	$17,377	$9,695
14. Subsequent Events
In February 2025, the Company entered into an agreement to sell the 545-room Fairmont Dallas, in Dallas, Texas for a sale price of $111.0 million and the buyer funded an at-risk deposit. The sale closed in April 2025 for an estimated gain of approximately $39.3 million, net of credits for in-process capital improvements and customary transaction costs. Net cash proceeds from the sale were $101.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the impact of macroeconomic factors, including inflation, changing interest rates, a potential domestic and/or global recession, global conflicts, trade disputes, the evolving workforce and wage landscape, capital expenditures, the ability to consummate acquisitions and dispositions of hotel properties, changes in the geographic markets where our revenues are concentrated, insurance recoveries, liquidity and derivations thereof, financial performance and potential dividends, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risk factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2025, as may be updated elsewhere in this report and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth; macroeconomic factors and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures including increased costs due to the imposition of tariffs on imported goods, property and other taxes, and insurance which could result in reduced operating profit margins; the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; levels of spending in transient or group business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; decreased business travel for in-person meetings due to technological advancements in virtual meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as wars, global conflicts and geopolitical unrest, changes in trade policy, other political conditions or uncertainty, actual or threatened terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics (such as the COVID-19 pandemic) or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; changes in interest rates and operating costs, including labor and service related costs; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with required brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws, including increases to minimum wages; retention and attraction of our senior management team or key personnel; our ability to identify and consummate additional acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties that we acquire in the future and the risks associated with these hotel properties; disruption resulting from the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations, acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to weather and climate-related events, natural disasters, civil unrest, terrorism or cyber-attacks and the physical effects and transition-related impacts of climate change; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements or regulatory proceedings; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of March 31, 2025, we owned 31 hotels and resorts, comprising 9,413 rooms across 14 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Fairmont, Kimpton, Loews, Hilton and The Kessler Collection.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, XHR LP (the "Operating Partnership"), and XHR Holding, Inc. and its subsidiaries. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated. Corporate costs directly associated with our executive offices, personnel and other administrative costs are reflected as general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.
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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which decreased at an estimated annual rate of approximately 0.3% during the first quarter of 2025, according to the U.S. Department of Commerce, compared to the increase in annual rate growth trend from the third and fourth quarters of 2024 of 3.1% and 2.4%, respectively. The decrease during the first quarter reflected a decrease in government spending and an increase in imports, partially offset by increases in investment, consumer spending and exports. In addition, the unemployment rate rose slightly to 4.2% in March 2025 compared to 4.1% in December 2024 and September 2024. We continue to monitor and evaluate the challenges associated with inflationary pressures, changing interest rates, a potential domestic and/or global recession, global conflicts, trade disputes, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand increased 1.0% during the three months ended March 31, 2025 while new hotel supply increased 0.6% during the same period. An increase in ADR of 1.9% coupled with an increase in occupancy of 0.4% led to an increase in industry RevPAR of 2.2% for the three months ended March 31, 2025 compared to 2024.
First Quarter 2025 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 6.7% to $188.73 for the three months ended March 31, 2025 compared to $176.86 for the three months ended March 31, 2024. The increase in our total portfolio RevPAR for the three months ended March 31, 2025 compared to the same periods in 2024 was driven primarily by increases in occupancy and average daily rate as well as disruption from renovations in 2024. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio. Excluding Grand Hyatt Scottsdale Resort, which was undergoing a transformative renovation during 2024, total portfolio RevPAR increased 4.1% to $185.38 for the three months ended March 31, 2025 compared to $178.07 for the three months ended March 31, 2024.
Net income increased 84.1% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributed to an $8.5 million increase in hotel operating income for our 31-comparable hotels, a $1.3 million reduction in general and administrative expenses, a $0.3 million reduction in impairment and other losses and a $0.1 million increase in other income. These increases were partially offset by a $1.2 million increase in depreciation and amortization expense, a $0.7 million increase in interest expense, a $0.7 million reduction in gain on business interruption and a $0.1 million increase in income tax expense.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2025 increased 11.8% and 14.4%, respectively, compare to the three months ended March 31, 2024. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024		Change
Number of properties at January 1	31	32		(1)
Number of properties at March 31	31	32		(1)

Number of rooms at January 1	9,408	9,514		(106)
Rooms in properties acquired(1)	5	1		4
Number of rooms at March 31	9,413	9,515		(102)

	Three Months Ended March 31,
	2025	2024		Change
Total Portfolio Statistics:
Occupancy	69.3%	67.4%	190	bps
ADR	$272.41	$262.39		3.8%
RevPAR	$188.73	$176.86		6.7%
(1)    In February 2025, we added five newly created rooms at Grand Hyatt Scottsdale Resort. In March 2024, we added one newly created room at Grand Bohemian Hotel Orlando, Autograph Collection.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Revenues:
Rooms revenues	$159,866	$153,124	$6,742	4.4%
Food and beverage revenues	104,699	92,773	11,926	12.9%
Other revenues	24,362	21,591	2,771	12.8%
Total revenues	$288,927	$267,488	$21,439	8.0%
Rooms revenues
Rooms revenues for our total portfolio increased $6.7 million, or 4.4%, to $159.9 million for the three months ended March 31, 2025 from $153.1 million for the three months ended March 31, 2024 driven primarily by an increases in occupancy and average daily rate, as well as disruption from renovations in the prior period. The increase is net of a reduction of $1.2 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, rooms revenues for the three months ended March 31, 2025 increased $3.7 million, or 2.6%, when compared to the prior period.
Food and beverage revenues
Food and beverage revenues increased $11.9 million, or 12.9%, to $104.7 million for the three months ended March 31, 2025 from $92.8 million for the three months ended March 31, 2024 primarily due to an increase in occupancy as well as disruption from renovations in the prior period. The increase is net of a reduction of $0.5 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, food and beverage revenues for the three months ended March 31, 2025 increased $7.7 million, or 8.8%, when compared to the prior period.
Other revenues
Other revenues increased $2.8 million, or 12.8%, to $24.4 million for the three months ended March 31, 2025 from $21.6 million for the three months ended March 31, 2024 primarily as a result of increased occupancy as well as disruption from renovations in the prior period. This increase is net of a reduction of $0.4 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, other revenues for the three months ended March 31, 2025 increased $2.3 million, or 11.4%, when compared to the prior period.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Hotel operating expenses:
Rooms expenses	$39,322	$38,193	$1,129	3.0%
Food and beverage expenses	66,527	60,480	6,047	10.0%
Other direct expenses	6,721	6,087	634	10.4%
Other indirect expenses	71,013	67,633	3,380	5.0%
Management and franchise fees	11,964	10,633	1,331	12.5%
Total hotel operating expenses	$195,547	$183,026	$12,521	6.8%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $12.5 million, or 6.8%, to $195.5 million for the three months ended March 31, 2025 from $183.0 million for the three months ended March 31, 2024 largely due to increases in occupancy as well as disruption from renovations in the prior period. This increase is net of a reduction of $2.0 million attributed to the sale of Lorien Hotel & Spa in July 2024. Excluding Grand Hyatt Scottsdale Resort, total hotel operating expenses for the three months ended March 31, 2025 increased $8.8 million, or 5.1%, when compared to the prior period.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Depreciation and amortization	$33,192	$31,964	$1,228	3.8%
Real estate taxes, personal property taxes and insurance	13,729	13,493	236	1.7%
Ground lease expense	831	786	45	5.7%
General and administrative expenses	8,911	10,258	(1,347)	(13.1)%
Gain on business interruption insurance	—	(745)	745	(100.0)%
Other operating expenses	853	830	23	2.8%
Impairment and other losses	—	250	(250)	(100.0)%
Total corporate and other expenses	$57,516	$56,836	$680	1.2%
Depreciation and amortization
Depreciation and amortization expense increased $1.2 million, or 3.8%, to $33.2 million for the three months ended March 31, 2025 from $32.0 million for the three months ended March 31, 2024. The increase was primarily attributed to the timing of new assets being placed in service partially offset by fully depreciated assets during the comparable periods and the sale of Lorien Hotel & Spa in July 2024.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.2 million, or 1.7%, to $13.7 million for the three months ended March 31, 2025 from $13.5 million for the three months ended March 31, 2024. This increase was primarily attributed to a $0.6 million increase in real estate taxes partially offset by $0.3 million reduction in insurance expense.

General and administrative expenses
General and administrative expenses decreased $1.3 million, or 13.1%, to $8.9 million for the three months ended March 31, 2025 from $10.3 million the three months ended March 31, 2024. The decrease is primarily related to a decrease in stock compensation expense resulting from the timing of accelerated expense recognition for awards granted to participants that have met or will meet retirement eligibility requirements prior to the applicable vesting dates.
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
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Non-operating income and expenses:
Other income	$2,564	$2,427	$137	5.6%
Interest expense	(21,051)	(20,358)	(693)	3.4%
Income tax expense	(870)	(728)	(142)	19.5%
Other income
Other income increased $0.1 million, or 5.6%, to $2.6 million for the three months ended March 31, 2025 from $2.4 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara resulting in the recognition of a $1.1 million net gain related to the write off of the right-of-use asset and lease liability. Additionally, during the three months ended March 31, 2025, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. These increases were partially offset by a reduction in interest income of $0.4 million and the recognition of $1.0 million in insurance proceeds in excess of recognized losses related to a casualty loss at one property during the prior period.
Interest expense
Interest expense increased $0.7 million, or 3.4% to $21.1 million for the three months ended March 31, 2025 from $20.4 million for the three months ended March 31, 2024 primarily due to the higher average outstanding term loan debt, rising interest rates on variable debt coupled with the expiration of interest rate hedges in February 2025 and a reduction in capitalized interest. These increases were partially offset by reduced interest expense from a lower average outstanding balance on the $500 million aggregate principal amount of our 4.88% Senior Notes due 2029 (the "2029 Senior Notes") and the $400 million aggregate principal amount of our 6.63% Senior Notes due 2030 (the "2030 Senior Notes" and together with our 2029 Senior Notes, the "Senior Notes").
Income tax expense
Income tax expense increased $0.1 million, or 19.5%, to $0.9 million for the three months ended March 31, 2025 from $0.7 million for the three months ended March 31, 2024. This increase is primarily attributed to higher projected taxable income when compared to the prior periods partially offset by the use of federal and state net operating loss carryforwards.
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
Liquidity
As of March 31, 2025, we had $112.6 million of consolidated cash and cash equivalents and $69.5 million of restricted cash and escrows. The restricted cash as of March 31, 2025 primarily consisted of $61.7 million related to FF&E reserves as required per the terms of our management and franchise agreements, $3.5 million in an interest-bearing escrow account held with a lender, cash held in restricted escrows of $3.5 million primarily for real estate taxes and mortgage escrows and $0.7 million in deposits made for capital projects.
As of March 31, 2025, there was no outstanding balance on our Revolving Credit Facility and the full $500 million was available to be borrowed.
As of March 31, 2025, we had $200 million available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of March 31, 2025, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.67%.
Mortgage Loans
Our mortgage loan agreements require contributions to be made to FF&E reserves and the compliance with certain financial covenants. We intend to refinance or payoff with cash on hand the mortgage loan maturing March 2026 collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.
Corporate Credit Facilities
In January 2023, the Operating Partnership entered into a senior unsecured credit facility pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023 (the "2023 Credit Agreement"), by and among the Operating Partnership, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. In November 2024, the Operating Partnership amended and restated the 2023 Credit Agreement to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (the “Revolving Credit Facility”), a $225 million term loan (the “2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (the loans to be extended thereunder, the “2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”). A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million. The Revolving Credit Facility matures in November 2028 and can be extended up to two additional six-month periods. The Revolving Credit Facility’s interest rate is based, at the Company's option, on a pricing grid with a range of (i) 145 to 275 basis points over the applicable adjusted term SOFR rate or (ii) 45 to 175 basis points over the applicable alternative base rate, in each case as determined by the Company’s leverage ratio. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans.
In January 2025, the Company drew the 2024 Delayed Draw Term Loan and used a portion of the borrowings to repay the then outstanding balance on the Revolving Credit Facility. In accordance with the Amended and Restated Credit Agreement, the remaining proceeds may be used by the Company to refinance other indebtedness and for general working capital purposes. The 2024 Term Loans each mature in November 2028, can be extended up to two additional six-month periods, and bear interest rates consistent with the pricing grid on the Revolving Credit Facility.
Senior Notes
On May 27, 2021, the Operating Partnership entered into the indenture governing our 2029 Senior Notes ("the 2029 Notes Indenture"). On November 25, 2024, the Operating Partnership entered into the indenture governing our 2030 Senior Notes (the "2030 Notes Indenture" and together with the 2029 Notes Indenture, the "indentures"). The indentures contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures.
From time to time, we will consider open market purchases or tenders of our Senior Notes or other public indebtedness when considered advantageous relative to other uses of capital.
Debt Covenants
As of March 31, 2025, the Company was in violation of a debt covenant on one mortgage loan. The Company cured the violation by depositing a total of $5.0 million, inclusive of $3.5 million funded in 2024, in an interest-bearing escrow account held by the lender. As of March 31, 2025, the Company was in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the revolving credit facility, corporate credit facility term loans, remaining mortgage loans or Senior Notes.
Derivatives
As of March 31, 2025, we had one interest rate swap with an aggregate notional amount of $55.0 million. This swap fixes the variable interest rate on one mortgage loan for a portion of the term.
Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2025. As of March 31, 2025, we had $200 million available for sale under the ATM Agreement.
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
During the three months ended March 31, 2025, 2,733,149 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.09 per share for an aggregate purchase price of $35.8 million. During the three months ended March 31, 2024, 468,107 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.51 per share for an aggregate purchase price of $6.3 million. As of March 31, 2025, the Company had approximately $82.1 million remaining under its share repurchase authorization.
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
As of March 31, 2025 and December 31, 2024, we had a total of $61.7 million and $58.9 million, respectively, of FF&E reserves. During the three months ended March 31, 2025 and March 31, 2024, we made total capital expenditures of $32.4 million and $33.4 million, respectively.
Off-Balance Sheet Arrangements
As of March 31, 2025, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of March 31, 2025 totaled $24.2 million.
Sources and Uses of Cash
Our principal sources of cash are cash flows from operations, borrowings under debt financings, including draws on our Revolving Credit Facility and from various types of equity offerings or the sale of our hotels. Our principal uses of cash are asset acquisitions, capital investments, routine debt service and debt repayments, operating costs, corporate expenses and dividends. We may also elect to use cash to buy back our common stock in the future under the Repurchase Program.
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$54,766	$24,730
Net cash used in investing activities	(56,197)	(32,271)
Net cash provided by (used in) financing activities	39,917	(18,578)
Net increase (decrease) in cash and cash equivalents and restricted cash	$38,486	$(26,119)
Cash and cash equivalents and restricted cash, at beginning of period	143,582	223,075
Cash and cash equivalents and restricted cash, at end of period	$182,068	$196,956
Operating
•Cash provided by operating activities was $54.8 million and $24.7 million for the three months ended March 31, 2025 and 2024, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net increase to cash provided by operating activities during the three months ended March 31, 2025 was primarily due to an increase in operating income and the timing of working capital transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2025 and 2024.
Investing
•Cash used in investing activities was $56.2 million and $32.3 million for the three months ended March 31, 2025 and 2024, respectively. Cash used in investing activities for the three months ended March 31, 2025 was attributed to $32.4 million in capital improvements at our hotel properties and $25.4 million for the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara, which was partially offset by $1.6 million of proceeds from property insurance. Cash used in investing activities for the three months ended March 31, 2024 was attributed to $33.4 million in capital improvements at our hotel properties, which was partially offset by $1.0 million of proceeds from property insurance and $0.2 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash provided by (used in) financing activities was $39.9 million and $18.6 million for the three months ended March 31, 2025 and 2024, respectively. Cash provided by financing activities for the three months ended March 31, 2025 was attributed to the proceeds from the 2024 Delayed Draw Term Loan of $100.0 million and proceeds from a $10.0 million draw on the Revolving Credit Facility, which was partially offset by (i) the repurchase of common stock totaling $35.8 million, (ii) the repayment of the Revolving Credit Facility of $20.0 million, (iii) the payment of $12.4 million in dividends, (iv) principal payments of mortgage debt totaling $1.0 million, (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.5 million and (vi) the redemption of Operating Partnership Units for cash of $0.3 million. Cash used in financing activities for the three months ended March 31, 2024 was attributed (i) to the payment of $10.4 million in dividends, (ii) the repurchase of common stock totaling $6.3 million, (iii) principal payments of mortgage debt totaling $0.8 million, (iv) the redemption of Operating Partnership Units for cash of $0.7 million and (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million.
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$16,507	$8,967
Adjustments:
Interest expense	21,051	20,358
Income tax expense	870	728
Depreciation and amortization	33,192	31,964
EBITDA and EBITDAre	$71,620	$62,017

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(83)	$(80)
Gain on insurance recoveries(1)	(548)	(1,010)
Amortization of share-based compensation expense	2,626	3,897
Non-cash ground rent and straight-line rent expense	(13)	(138)
Other non-recurring expenses(2)	(660)	565
Adjusted EBITDAre attributable to common stock and unit holders	$72,942	$65,251
(1)     During the three months ended March 31, 2025 and 2024, we recorded $0.5 million and $1.0 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
(2)     During the three months ended March 31, 2025, we purchased the land associated with a ground lease resulting in the recognition of a $1.1 million net gain related to the write off of the associated right-of-use asset and lease liability. Additionally, we recognized $0.4 million of pre-opening expenses. During the three months ended March 31, 2024, we recognized $0.3 million of pre-opening expenses and expensed $0.3 million of repair and clean up costs related to property damage sustained at one property.

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$16,507	$8,967
Adjustments:
Depreciation and amortization related to investment properties	33,109	31,884
FFO attributable to common stock and unit holders	$49,616	$40,851

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$(548)	$(1,010)
Loan related costs, net of adjustment related to non-controlling interests(2)	1,039	1,333
Amortization of share-based compensation expense	2,626	3,897
Non-cash ground rent and straight-line rent expense	(13)	(138)
Other non-recurring expenses(3)	(660)	565
Adjusted FFO attributable to common stock and unit holders	$52,060	$45,498
(1)     During the three months ended March 31, 2025 and 2024, we recorded $0.5 million and $1.0 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
(2)     Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(3)     During the three months ended March 31, 2025, we purchased the land associated with a ground lease resulting in the recognition of a $1.1 million net gain related to the write off of the associated right-of-use asset and lease liability. Additionally, we recognized $0.4 million of pre-opening expenses. During the three months ended March 31, 2024, we recognized $0.3 million of pre-opening expenses and expensed $0.3 million of repair and clean up costs related to property damage sustained at one property.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2 in the accompanying condensed consolidated financial statements included herein.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns, which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels.
Subsequent Events
In February 2025, we entered into an agreement to sell the 545-room Fairmont Dallas, in Dallas, Texas for a sales price of $111.0 million and the buyer funded an at-risk deposit. The sale closed in April 2025 for an estimated gain of approximately $39.3 million, net of credits for in-process capital improvements and customary transaction costs. Net cash proceeds from the sale were $101.4 million.
New Accounting Pronouncements Not Yet Implemented
See Note 2 in the accompanying condensed consolidated financial statements included herein for additional information related to recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our exposure to market risk has changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 due to the maturity of interest rate swaps with notional amounts totaling $225.0 million in February 2025.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of March 31, 2025 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2024 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.1 million per annum.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2025, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$3,401	$55,381	$101,386	$—	$500,000	$400,000	$1,060,168	$1,036,087
Variable rate debt	—	—	1,002	377,078	—	—	378,080	370,142
Total	$3,401	$55,381	$102,388	$377,078	$500,000	$400,000	$1,438,248	$1,406,229
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.84%	4.56%	4.63%	—%	4.88%	6.63%	5.50%	5.74%
Variable rate debt	—%	—%	5.72%	6.15%	—%	—%	6.15%	6.55%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of March 31, 2025.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Repurchase Program during the period ended March 31, 2025:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
January 1 to January 31, 2025	—	$—	—	$117,885
February 1 to February 28, 2025	299,585	$13.35	299,585	$113,885
March 1 to March 31, 2025	2,433,564	$13.06	2,433,564	$82,100
Total	2,733,149	$13.09	2,733,149

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

May 2, 2025

/s/ MARCEL VERBAAS
Marcel Verbaas
Chair and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)