Form 10-Q
period 2025-06-30
Xenia Hotels & Resorts, Inc.
filed 2025-08-01
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 30, 2025, there were 95,780,393 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2025 and December 31, 2024
(Dollar amounts in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets:	(Unaudited)
Investment properties:
Land	$472,648	$455,907
Buildings and other improvements	3,140,539	3,188,885
Total	$3,613,187	$3,644,792
Less: accumulated depreciation	(1,088,910)	(1,053,971)
Net investment properties	$2,524,277	$2,590,821
Cash and cash equivalents	172,609	78,201
Restricted cash and escrows	78,384	65,381
Accounts and rents receivable, net of allowance for doubtful accounts	35,592	25,758
Intangible assets, net of accumulated amortization of $286 and $283, respectively	4,853	4,856
Deferred tax assets (Note 8)	5,171	5,345
Other assets	54,201	61,254
Total assets	$2,875,087	$2,831,616
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,423,681	$1,334,703
Accounts payable and accrued expenses	96,683	102,896
Distributions payable	13,994	12,566
Other liabilities	78,780	101,118
Total liabilities	$1,613,138	$1,551,283
Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 95,780,393 and 101,310,135 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$958	$1,013
Additional paid in capital	1,851,433	1,921,006
Accumulated other comprehensive income	274	925
Accumulated distributions in excess of net earnings	(636,480)	(679,841)
Total Company stockholders' equity	$1,216,185	$1,243,103
Non-controlling interests	45,764	37,230
Total equity	$1,261,949	$1,280,333
Total liabilities and equity	$2,875,087	$2,831,616
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rooms revenues	$158,497	$160,786	$318,363	$313,910
Food and beverage revenues	102,186	89,080	206,885	181,853
Other revenues	26,896	23,038	51,258	44,629
Total revenues	$287,579	$272,904	$576,506	$540,392
Expenses:
Rooms expenses	39,156	39,028	78,478	77,221
Food and beverage expenses	65,626	60,634	132,153	121,114
Other direct expenses	7,338	6,757	14,059	12,844
Other indirect expenses	68,674	69,749	139,687	137,382
Management and franchise fees	10,156	9,651	22,120	20,284
Total hotel operating expenses	$190,950	$185,819	$386,497	$368,845
Depreciation and amortization	32,631	31,823	65,823	63,787
Real estate taxes, personal property taxes and insurance	11,928	13,340	25,657	26,833
Ground lease expense	527	837	1,358	1,623
General and administrative expenses	10,822	10,341	19,733	20,599
Gain on business interruption insurance	—	—	—	(745)
Other operating expenses	224	377	1,077	1,207
Impairment and other losses	279	100	279	350
Total expenses	$247,361	$242,637	$500,424	$482,499
Operating income	$40,218	$30,267	$76,082	$57,893
Gain on sale of investment properties	39,953	—	39,953	—
Other income	1,695	1,945	4,259	4,372
Interest expense	(21,926)	(20,245)	(42,977)	(40,603)
Net income before income taxes	$59,940	$11,967	$77,317	$21,662
Income tax (expense) benefit	(1,379)	4,146	(2,249)	3,418
Net income	$58,561	$16,113	$75,068	$25,080
Net income attributable to non-controlling interests (Note 1)	(3,404)	(775)	(4,326)	(1,208)
Net income attributable to common stockholders	$55,157	$15,338	$70,742	$23,872

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted income per share:
Net income per share available to common stockholders - basic and diluted	$0.56	$0.15	$0.71	$0.23
Weighted-average number of common shares (basic)	97,690,231	101,963,677	99,171,413	101,961,559
Weighted-average number of common shares (diluted)	98,082,028	102,348,982	99,592,741	102,357,116

Comprehensive income:
Net income	$58,561	$16,113	$75,068	$25,080
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	(14)	694	(238)	2,953
Reclassification adjustment for amounts recognized in net income (interest expense)	(153)	(1,128)	(438)	(2,260)
	$58,394	$15,679	$74,392	$25,773
Comprehensive income attributable to non-controlling interests (Note 1)	(3,395)	(754)	(4,301)	(1,272)
Comprehensive income attributable to the Company	$54,999	$14,925	$70,091	$24,501
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at March 31, 2025	98,703,136	$987	$1,886,107	$432	$(678,153)	$38,922	$1,248,295
Net income	—	—	—	—	55,157	3,404	58,561
Repurchase of common shares, net	(2,948,912)	(29)	(35,640)	—	—	—	(35,669)
Dividends, common share / units ($0.14)	—	—	—	—	(13,484)	(367)	(13,851)
Share-based compensation	34,625	—	1,065	—	—	3,814	4,879
Shares redeemed to satisfy tax withholding on vested share-based compensation	(8,456)		(99)	—	—	—	(99)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	(14)	—	—	(14)
Reclassification adjustment for amounts recognized in net income	—	—	—	(144)	—	(9)	(153)
Balance at June 30, 2025	95,780,393	$958	$1,851,433	$274	$(636,480)	$45,764	$1,261,949

Balance at March 31, 2024	101,963,677	$1,020	$1,928,667	$3,481	$(650,702)	$29,573	$1,312,039
Net income	—	—	—	—	15,338	775	16,113
Dividends, common share / units ($0.12)	—	—	—	—	(12,294)	(272)	(12,566)
Share-based compensation	—	—	637	—	—	4,203	4,840
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	661	—	33	694
Reclassification adjustment for amounts recognized in net income	—	—	—	(1,074)	—	(54)	(1,128)
Balance at June 30, 2024	101,963,677	$1,020	$1,929,304	$3,068	$(647,658)	$34,258	$1,319,992
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2024	101,310,135	$1,013	$1,921,006	$925	$(679,841)	$37,230	$1,280,333
Net income	—	—	—	—	70,742	4,326	75,068
Repurchase of common shares, net	(5,682,061)	(56)	(71,398)	—	—	—	(71,454)
Dividends, common share / units ($0.28)	—	—	—	—	(27,381)	(727)	(28,108)
Share-based compensation	149,224	1	1,711	—	—	5,934	7,646
Shares redeemed to satisfy tax withholding on vested share-based compensation	(39,731)	—	(518)	—	—	—	(518)
Redemption of Operating Partnership Units	42,826	—	632	—	—	(974)	(342)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	(238)	—	—	(238)
Reclassification adjustment for amounts recognized in net income	—	—	—	(413)	—	(25)	(438)
Balance at June 30, 2025	95,780,393	$958	$1,851,433	$274	$(636,480)	$45,764	$1,261,949

Balance at December 31, 2023	102,372,589	$1,024	$1,934,775	$2,439	$(647,246)	$26,505	$1,317,497
Net income	—	—	—	—	23,872	1,208	25,080
Repurchase of common shares, net	(468,107)	(5)	(6,319)	—	—	—	(6,324)
Dividends, common shares / units ($0.24)	—	—	—	—	(24,284)	(542)	(24,826)
Share-based compensation	80,837	1	1,182	—	—	7,678	8,861
Shares redeemed to satisfy tax withholding on vested share-based compensation	(21,642)	—	(334)	—	—	—	(334)
Redemption of Operating Partnership Units	—	—	—	—	—	(655)	(655)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,781	—	172	2,953
Reclassification adjustment for amounts recognized in net income	—	—	—	(2,152)	—	(108)	(2,260)
Balance at June 30, 2024	101,963,677	$1,020	$1,929,304	$3,068	$(647,658)	$34,258	$1,319,992
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$75,068	$25,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,809	63,733
Non-cash ground rent and amortization of other intangibles	14	54
Amortization of debt premiums, discounts, and financing costs	2,207	2,715
Gain on sale of investment properties	(39,953)	—
Impairment and other losses	279	—
Gain on insurance recoveries	(548)	(1,447)
Share-based compensation expense	7,205	8,572
Changes in assets and liabilities:
Accounts and rents receivable	(9,834)	(2,372)
Other assets	3,285	(15,749)
Accounts payable and accrued expenses	(1,669)	1,955
Other liabilities	(10,784)	(602)
Net cash provided by operating activities	$91,079	$81,939
Cash flows from investing activities:
Purchase of investment properties	(25,441)	—
Capital expenditures	(50,841)	(69,267)
Proceeds from sale of investment properties	101,404	—
Proceeds from property insurance	2,393	1,102
Performance guaranty payments	—	151
Net cash provided by (used in) investing activities	$27,515	$(68,014)
Cash flows from financing activities:
Principal payments of mortgage debt	(2,153)	(1,659)
Proceeds from Corporate Credit Facility Term Loan	100,000	—
Proceeds from draws on the Revolving Credit Facility	10,000	—
Payments on the Revolving Credit Facility	(20,000)	—
Repurchase of common shares	(71,454)	(6,324)
Redemption of Operating Partnership Units	(342)	(655)
Dividends and dividend equivalents	(26,658)	(22,909)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(576)	(351)
Net cash used in financing activities	$(11,183)	$(31,898)
Net increase (decrease) in cash and cash equivalents and restricted cash	107,411	(17,973)
Cash and cash equivalents and restricted cash, at beginning of period	143,582	223,075
Cash and cash equivalents and restricted cash, at end of period	$250,993	$205,102

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$172,609	$143,612
Restricted cash	78,384	61,490
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$250,993	$205,102

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of $0.3 million and $1.5 million of capitalized interest for the six months ended June 30, 2025 and 2024, respectively.	$40,513	$39,622
Cash paid for taxes	1,556	1,716

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$1,598	$1,236
Distributions payable	13,994	12,607
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of June 30, 2025, the Company collectively owned 94.3% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 5.7% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of June 30, 2025 and 2024, the Company owned 30 and 32 lodging properties, respectively.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2025. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
For the six months ended June 30, 2025, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. For the six months ended June 30, 2024, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

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

Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the six months ended June 30, 2025, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to casualty losses at one property. For the three and six months ended June 30, 2024, the Company recorded $0.4 million and $1.4 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
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
At June 30, 2025 and December 31, 2024, deferred financing costs related to the Revolving Credit Facility were $8.3 million and $12.8 million, respectively, offset by accumulated amortization of $2.9 million and $6.5 million, respectively. At June 30, 2025 and December 31, 2024, deferred financing costs related to all other debt were $20.9 million and $22.1 million, respectively, offset by accumulated amortization of $7.5 million and $7.5 million, respectively.
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

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
Primary Markets	2025	2024
Orlando, FL	$38,785	$33,010
San Diego, CA	31,259	26,941
Houston, TX	29,607	28,718
Phoenix, AZ	28,334	15,801
Atlanta, GA	17,888	18,554
Nashville, TN	16,157	15,927
San Francisco/San Mateo, CA	15,690	14,071
Portland, OR	13,192	13,614
Washington, DC-MD-VA	12,008	14,660
San Jose-Santa Cruz, CA	11,354	10,114
Other	73,305	81,494
Total	$287,579	$272,904

	Six Months Ended June 30,
Primary Markets	2025	2024
Orlando, FL	$84,123	$77,561
Phoenix, AZ	60,877	38,933
Houston, TX	60,250	59,315
San Diego, CA	56,587	49,631
Atlanta, GA	37,089	35,019
San Francisco/San Mateo, CA	31,682	28,183
Dallas, TX	31,004	40,876
Nashville, TN	28,299	27,272
Portland, OR	23,050	25,386
San Jose-Santa Cruz, CA	22,517	20,554
Other	141,028	137,662
Total	$576,506	$540,392
4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
During the six months ended June 30, 2025, the Company purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara, California for a purchase price of $25.4 million including transactions costs.

Dispositions
In February 2025, the Company entered into an agreement to sell the 545-room Fairmont Dallas, in Dallas, Texas for a sale price of $111.0 million. The sale closed in April 2025 resulting in a gain of $40.0 million. Net cash proceeds from the sale, after transaction closing costs and other credits, were $101.4 million.
5. Debt
Debt as of June 30, 2025 and December 31, 2024 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	June 30, 2025	December 31, 2024
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	$52,677	$53,306
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	104,865	105,972
Andaz Napa	Fixed (2)	5.72%		1/19/2028	54,582	55,000
Total Mortgage Loans		4.88%	(3)		$212,124	$214,278
Corporate Credit Facilities (4)
2024 Initial Term Loan	Variable (5)	6.23%		11/3/2028	225,000	225,000
2024 Delayed Draw Term Loan	Variable (5)	6.23%		11/3/2028	100,000	—
Revolving Credit Facility (2024)	Variable (6)	6.23%		11/3/2028	—	10,000
Total Corporate Credit Facilities					$325,000	$235,000
2029 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
2030 Senior Notes $400M	Fixed	6.63%		5/15/2030	400,000	400,000
Loan premiums, discounts and unamortized deferred financing costs, net (7)					(13,443)	(14,575)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.67%	(3)		$1,423,681	$1,334,703
(1)The rates shown represent the annual interest rates as of June 30, 2025. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(3)Represents the weighted-average interest rate as of June 30, 2025.
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
Mortgage Loans
Of the total outstanding debt at June 30, 2025, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves. The Company intends to refinance or payoff with cash on hand the mortgage loan maturing March 2026 collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.
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
As of June 30, 2025, there was no outstanding balance on the Revolving Credit Facility. During the three and six months ended June 30, 2025, the Company incurred unused commitment fees of approximately $0.4 million and $0.8 million, respectively, and incurred interest expense of $0.1 million on the Revolving Credit Facility during the six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company incurred unused commitment fees of approximately $0.3 million and $0.7 million, respectively, and did not incur interest expense on the then-applicable revolving line of credit.
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
Financial Covenants
As of June 30, 2025, the Company was in violation of a debt covenant on one mortgage loan. The Company cured the violation by depositing a total of $5.0 million, inclusive of $2.7 million funded in 2024, in an interest-bearing escrow account held by the lender. As of June 30, 2025, the Company was in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the Revolving Credit Facility, 2024 Term Loans, remaining mortgage loans or Senior Notes.
Debt Outstanding
Total debt outstanding as of June 30, 2025 and December 31, 2024 was $1,437 million and $1,349 million, respectively, and had a weighted-average interest rate of 5.67% and 5.54% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2025	Weighted- Average Interest Rate
2025	$2,277	4.84%
2026	55,381	4.56%
2027	102,388	4.64%
2028	377,078	6.16%
2029	500,000	4.88%
Thereafter	400,000	6.63%
Total Debt	$1,437,124	5.67%
Revolving Credit Facility (matures in 2028)	—	6.23%
Loan premiums, discounts and unamortized deferred financing costs, net	(13,443)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,423,681	5.67%
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of June 30, 2025, the interest rate swap was designated as a cash flow hedge and involves the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreements without exchange of the underlying notional amount. Unrealized gains and losses of the hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income. Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income through interest expense as interest payments are made on the Company’s variable rate debt.
The derivative instrument held by the Company with the right of offset in a net asset position is included in other assets on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instruments held by the Company as of June 30, 2025 and December 31, 2024, respectively (in thousands):

						June 30, 2025		December 31, 2024
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/10/2023	2/10/2025	$—	$—	$75,000	$43
2024 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	—	—	50,000	27
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	—	—	50,000	32
2024 Initial Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	—	—	25,000	16
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	—	—	25,000	16
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	290	55,000	832
						$55,000	$290	$280,000	$966

The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and six months ended June 30, 2025 and 2024 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$(14)	$694	$(238)	$2,953
Gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(153)	$(1,128)	$(438)	$(2,260)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$21,926	$20,245	$42,977	$40,603
The Company expects approximately $0.3 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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

For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement Date
	June 30, 2025		December 31, 2024
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$290	$—	$966	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$537,124	$525,358	$439,278	$425,429
Senior Notes	900,000	898,292	900,000	879,806
Revolving Credit Facility	—	—	10,000	9,602
Total	$1,437,124	$1,423,650	$1,349,278	$1,314,837
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.88% and 6.08% per annum as of June 30, 2025 and December 31, 2024, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company’s provision for income taxes for the three and six months ended June 30, 2025 and 2024 was estimated using the discrete method and was based on the financial results through the end of the period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method as the estimated annual effective tax method produced a negative tax rate and an unreliable estimate.
The Company estimated the income tax expense for the three and six months ended June 30, 2025 using an estimated federal and state combined effective tax rate of 22.73% and recognized income tax expense of $1.4 million and $2.2 million, respectively.
The Company estimated the income tax benefit for the three and six months ended June 30, 2024 using an estimated federal and state combined effective tax rate of (33.25)% and recognized income tax benefit of $4.1 million and $3.4 million, respectively, including the recognition of an income tax benefit of $5.0 million due to the release of a valuation allowance on certain deferred tax assets causing the year to date effective tax rate to be significantly different from our historical annual effective tax rate.
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
9. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2025 and 2024 and, as of June 30, 2025, $200 million of common stock remained available for issuance under the ATM Agreement. As of June 30, 2025 and December 31, 2024, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.5 million and $0.4 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
During the six months ended June 30, 2025, 5,682,061 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.58 per share for an aggregate purchase price of $71.5 million. During the six months ended June 30, 2024, 468,107 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.51 per share for an aggregate purchase price of $6.3 million. As of June 30, 2025, the Company had approximately $146.4 million remaining under its share repurchase authorization.
Dividends
The Company declared the following dividends during the six months ended June 30, 2025:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.14	March 31, 2025	March 31, 2025	April 15, 2025
$0.14	June 30, 2025	June 30, 2025	July 15, 2025
Non-Controlling Interest of Common Units in Operating Partnership
As of June 30, 2025, the Operating Partnership had 5,825,933 LTIP Units outstanding, representing a 5.7% partnership interest held by the limited partners. Of the 5,825,933 LTIP Units outstanding at June 30, 2025, 2,031,820 LTIP Units had vested but had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.

During the six months ended June 30, 2025, 65,887 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 65,887 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 42,826 Common Units were redeemed for common stock and 23,061 Common Units were redeemed for cash totaling $0.3 million. During the six months ended June 30, 2024, 42,826 vested LTIP Units were converted into common limited partnership units in the Operating Partnership on a one-for-one basis and subsequently all 42,826 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, all 42,826 Common Units were redeemed for cash totaling $0.7 million.
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
The following table reconciles net income or loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to common stockholders	$55,157	$15,338	$70,742	$23,872
Dividends paid on unvested share-based compensation	(121)	(98)	(246)	(196)
Undistributed earnings attributable to unvested share-based compensation	(118)	(7)	(122)	—
Net income available to common stockholders	$54,918	$15,233	$70,374	$23,676

Denominator:
Weighted-average shares outstanding - Basic	97,690,231	101,963,677	99,171,413	101,961,559
Effect of dilutive share-based compensation	391,797	385,305	421,328	395,557
Weighted-average shares outstanding - Diluted	98,082,028	102,348,982	99,592,741	102,357,116

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.56	$0.15	$0.71	$0.23

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
In May 2025, pursuant to the Company's Director Compensation Program, the Company issued 56,819 fully vested LTIP Units to its non-employee directors which had a grant date fair value of $12.32 per unit.

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of June 30, 2025:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2024	432,154	2,584,943	3,017,097
Granted	248,530	1,395,146	1,643,676
Vested(2)	(149,224)	(185,976)	(335,200)
Unvested as of June 30, 2025	531,460	3,794,113	4,325,573
Weighted-average fair value of unvested shares/units	$10.68	$7.50	$7.89
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the six months ended June 30, 2025 and 2024, 39,731 and 21,642 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

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
For the three and six months ended June 30, 2025, the Company recognized approximately $3.9 million and $6.5 million of share-based compensation expense related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the three and six months ended June 30, 2025, the Company recognized $0.7 million of share-based compensation expense related to grants to its non-employee directors and capitalized approximately $0.3 million and $0.4 million, respectively, related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of June 30, 2025, there was $17.0 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.87 years.

For the three and six months ended June 30, 2024, the Company recognized approximately $4.0 million and $7.9 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the three and six months ended June 30, 2024, the Company recognized $0.7 million of share-based compensation expense related to grants to its non-employee directors and capitalized approximately $0.2 million and $0.3 million, respectively, related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the six months ended June 30, 2025 (dollar amounts in thousands):

June 30, 2025
Weighted-average remaining lease term, including reasonably certain extension options(1)	21 years
Weighted-average discount rate	5.71%

ROU asset(2)	$14,377
Lease liability(3)	$14,088

Operating lease rent expense	$982
Variable lease costs	2,080
Total rent and variable lease costs	$3,062
(1)The weighted-average remaining lease term including all available extension options is approximately 55 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of June 30, 2025.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2025.
During the six months ended June 30, 2025, the Company purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara, California for a purchase price of $25.4 million, including transaction costs, resulting in the recognition of a $1.1 million net gain related to the write off of the associated right-of-use asset and lease liability. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of June 30, 2025 (in thousands):

Year Ending December 31, 2025
2025 (excluding the six months ended June 30, 2025)	$887
2026	1,788
2027	1,804
2028	1,686
2029	1,297
Thereafter	18,528
Total undiscounted lease payments	$25,990
Less imputed interest	(11,902)
Lease liability(1)	$14,088
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of June 30, 2025.

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
For the three and six months ended June 30, 2025, the Company incurred management and franchise fee expenses of $10.2 million and $22.1 million, respectively, and for the three and six months ended June 30, 2024 incurred expenses of $9.7 million and $20.3 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2025 and December 31, 2024, the Company had a balance of $67.2 million and $58.9 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
Renovation and Construction Commitments
As of June 30, 2025, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of June 30, 2025 totaled $10.9 million.
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

The following table presents Segment Hotel EBITDA for three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rooms revenues	$158,497	$160,786	$318,363	$313,910
Food and beverage revenues	102,186	89,080	206,885	181,853
Other revenues	26,896	23,038	51,258	44,629
Total revenues	$287,579	$272,904	$576,506	$540,392
Expenses:
Rooms expenses	39,156	39,028	78,478	77,221
Food and beverage expenses	65,626	60,634	132,153	121,114
Other direct expenses	7,338	6,757	14,059	12,844
Undistributed expenses(1)	66,298	67,708	134,793	133,022
Management and franchise fees	10,156	9,651	22,120	20,284
Real estate taxes, personal property taxes and insurance	11,928	13,340	25,657	26,833
Lease/rent expense	279	313	591	584
Ground lease expense	532	850	1,376	1,649
Owner repairs & maintenance	24	16	37	28
Other fixed expenses	1,490	924	3,244	2,147
Gain on business interruption insurance	—	—	—	(745)
Segment Hotel EBITDA	$84,752	$73,683	$163,998	$145,411
Segment Hotel EBITDA Margin	29.5%	27.0%	28.4%	26.9%
(1)Primarily includes costs related to general and administrative, sales and marketing, repairs and maintenance, utilities and information technology.

The following table presents Segment Hotel EBITDA reconciled to net income before income taxes for three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Hotel EBITDA	$84,752	$73,683	$163,998	$145,411
Adjustments and reconciling items:
Depreciation and amortization	(32,631)	(31,823)	(65,823)	(63,787)
General and administrative expenses	(10,822)	(10,341)	(19,733)	(20,599)
Other operating expenses	(797)	(792)	(2,069)	(2,096)
Impairment and other losses	(279)	(100)	(279)	(350)
Gain on sale of investment properties	39,953	—	39,953	—
Other income	1,690	1,585	4,247	3,686
Interest expense	(21,926)	(20,245)	(42,977)	(40,603)
Net income before income taxes	$59,940	$11,967	$77,317	$21,662

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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of June 30, 2025, we owned 30 hotels and resorts, comprising 8,868 rooms across 14 states. Our hotels are operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton and The Kessler Collection.
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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 3.0% during the second quarter of 2025, according to the U.S. Department of Commerce, compared to a decrease of approximately 0.5% during the first quarter of 2025. The increase during the second quarter reflected a decrease in imports and an increase in consumer spending, partially offset by decreases in investment and exports. In addition, the unemployment rate fell slightly to 4.1% in June 2025 compared to 4.2% in March 2025 and 4.1% in December 2024. We continue to monitor and evaluate the challenges associated with inflationary pressures, changing interest rates, a potential domestic and/or global recession, global conflicts, trade disputes, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand decreased 0.6% and increased 0.1% during the three and six months ended June 30, 2025, respectively. New hotel supply increased 0.8% and 0.7% during the same periods. A decrease in occupancy of 1.4% partially offset by a 1.0% increase in ADR led to a decrease in industry RevPAR of 0.5% for the three months ended June 30, 2025 compared to 2024. An increase in ADR of 1.4% partially offset by a 0.6% decrease in occupancy led to an increase in industry RevPAR of 0.8% for the six months ended June 30, 2025 compared to 2024.
Second Quarter 2025 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 3.7% and 5.1% to $192.51 and $190.59 for the three and six months ended June 30, 2025 compared to $185.69 and $181.28 for the three and six months ended June 30, 2024, respectively. The increase in our total portfolio RevPAR for the three and six months ended June 30, 2025 compared to the same periods in 2024 was driven primarily by increases in occupancy and average daily rate as well as disruption from renovations in 2024. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio. Excluding Grand Hyatt Scottsdale Resort, which was undergoing a transformative renovation during 2024, total portfolio RevPAR increased 0.2% and 2.1% to $191.71 and $188.50 for the three and six months ended June 30, 2025 compared to $191.28 and $184.67 for the three and six months ended June 30, 2024, respectively.
Net income increased 263.4% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was primarily attributed to a $40.0 million gain on sale of Fairmont Dallas in April 2025, a $15.4 million increase in hotel operating income for our 30-comparable hotels and a $0.2 million reduction in other operating expenses. These increases were partially offset by income tax expense of $1.4 million compared to an income tax benefit of $4.1 million, a $4.2 million reduction in operating income attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025, a $1.7 million increase in interest expense, a $0.8 million increase in depreciation and amortization expense, a $0.5 million increase in general and administrative expenses, a $0.3 million reduction in other income and a $0.2 million increase in impairment and other losses.
Net income increased 199.3% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily attributed to a $40.0 million gain on sale Fairmont Dallas in April 2025, a $23.7 million increase in hotel operating income for our 30-comparable hotels, a $0.9 million reduction in general and administrative expenses and a $0.1 million reduction in impairment and other losses. These increases were partially offset by income tax expense of $2.2 million compared to an income tax benefit of $3.4 million, a $4.0 million reduction in operating income attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025, a $2.4 million increase in interest expense, a $2.0 million increase in depreciation and amortization expense and a $0.7 million reduction in gain on business interruption.
Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2025 increased 16.3% and 14.1%, respectively, compared to the three and six months ended June 30, 2024 and Adjusted FFO attributable to common stock and unit holders increased 6.9% and 10.4% for the same periods. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2025 and 2024:

					Six Months Ended June 30,
					2025	2024		Change
Number of properties at January 1					31	32		(1)
Properties disposed					(1)	—		(1)
Number of properties at June 30					30	32		(2)

Number of rooms at January 1					9,408	9,514		(106)
Rooms in properties acquired(1)					5	1		4
Rooms in properties disposed(2)					(545)	—		(545)
Number of rooms at June 30					8,868	9,515		(647)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change		2025	2024		Change
Total Portfolio Statistics:
Occupancy	72.2%	71.0%	120	bps	70.7%	69.2%	150	bps
ADR	$266.77	$261.53	2.0%		$269.57	$261.95		2.9%
RevPAR	$192.51	$185.69	3.7%		$190.59	$181.28		5.1%
(1)    In February 2025, we added five newly created rooms at Grand Hyatt Scottsdale Resort. In March 2024, we added one newly created room at Grand Bohemian Hotel Orlando, Autograph Collection.
(2)    During the six months ended June 30, 2025, the Company sold one hotel with 545 rooms.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenues:
Rooms revenues	$158,497	$160,786	$(2,289)	(1.4)%	$318,363	$313,910	$4,453	1.4%
Food and beverage revenues	102,186	89,080	13,106	14.7%	206,885	181,853	25,032	13.8%
Other revenues	26,896	23,038	3,858	16.7%	51,258	44,629	6,629	14.9%
Total revenues	$287,579	$272,904	$14,675	5.4%	$576,506	$540,392	$36,114	6.7%
Rooms revenues
Rooms revenues for our total portfolio decreased $2.3 million, or 1.4%, to $158.5 million for the three months ended June 30, 2025 from $160.8 million for the three months ended June 30, 2024 primarily driven by a reduction of $8.5 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025, partially offset by increases in occupancy and average daily rate, as well as disruption from renovations in the prior period. Excluding Grand Hyatt Scottsdale Resort, rooms revenues for the three months ended June 30, 2025 increased $0.6 million, or 0.4%, when compared to the prior period.
Rooms revenues for our total portfolio increased $4.5 million, or 1.4%, to $318.4 million for the six months ended June 30, 2025 from $313.9 million for the six months ended June 30, 2024 driven primarily by increases in occupancy and average daily rate, as well as disruption from renovations in the prior period. The increase is net of a reduction of $9.9 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding Grand Hyatt Scottsdale Resort, rooms revenues for the six months ended June 30, 2025 increased $4.6 million, or 1.6%, when compared to the prior period.

Food and beverage revenues
Food and beverage revenues increased $13.1 million, or 14.7%, to $102.2 million for the three months ended June 30, 2025 from $89.1 million for the three months ended June 30, 2024 primarily due to an increase in occupancy, disruption from renovations in the prior period and growth in banquets and catering resulting from strong group business demand. The increase is net of a reduction of $4.4 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding Grand Hyatt Scottsdale Resort, food and beverage revenues for the three months ended June 30, 2025 increased $10.3 million, or 12.7%, when compared to the prior period.
Food and beverage revenues increased $25.0 million, or 13.8%, to $206.9 million for the six months ended June 30, 2025 from $181.9 million for the six months ended June 30, 2024 primarily due to an increase in occupancy as well as disruption from renovations in the prior period. The increase is net of a reduction of $4.9 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding Grand Hyatt Scottsdale Resort, food and beverage revenues for the six months ended June 30, 2025 increased $18.0 million, or 11.0%, when compared to the prior period.
Other revenues
Other revenues increased $3.9 million, or 16.7%, to $26.9 million for the three months ended June 30, 2025 from $23.0 million for the three months ended June 30, 2024 primarily as a result of increased occupancy as well as disruption from renovations in the prior period. This increase is net of a reduction of $0.9 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding Grand Hyatt Scottsdale Resort, other revenues for the three months ended June 30, 2025 increased $3.8 million, or 18.3%, when compared to the prior period.
Other revenues increased $6.6 million, or 14.9%, to $51.3 million for the six months ended June 30, 2025 from $44.6 million for the six months ended June 30, 2024 primarily as a result of increased occupancy as well as disruption from renovations in the prior period. This increase is net of a reduction of $0.8 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding Grand Hyatt Scottsdale Resort, other revenues for the six months ended June 30, 2025 increased $5.6 million, or 14.0%, when compared to the prior period.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Hotel operating expenses:
Rooms expenses	$39,156	$39,028	$128	0.3%	$78,478	$77,221	$1,257	1.6%
Food and beverage expenses	65,626	60,634	4,992	8.2%	132,153	121,114	11,039	9.1%
Other direct expenses	7,338	6,757	581	8.6%	14,059	12,844	1,215	9.5%
Other indirect expenses	68,674	69,749	(1,075)	(1.5)%	139,687	137,382	2,305	1.7%
Management and franchise fees	10,156	9,651	505	5.2%	22,120	20,284	1,836	9.1%
Total hotel operating expenses	$190,950	$185,819	$5,131	2.8%	$386,497	$368,845	$17,652	4.8%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $5.1 million, or 2.8%, to $191.0 million for the three months ended June 30, 2025 from $185.8 million for the three months ended June 30, 2024 largely due to increases in occupancy as well as disruption from renovations in the prior period. This increase is net of a reduction of $9.1 million attributed to the sale of Lorien Hotel & Spa in

July 2024 and Fairmont Dallas in April 2025. Excluding Grand Hyatt Scottsdale Resort, total hotel operating expenses for the three months ended June 30, 2025 increased $7.5 million, or 4.5%, when compared to the prior period.
Total hotel operating expenses increased $17.7 million, or 4.8%, to $386.5 million for the six months ended June 30, 2025 from $368.8 million for the six months ended June 30, 2024 largely due to increases in occupancy as well as disruption from renovations in the prior period. This increase is net of a reduction of $11.2 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding Grand Hyatt Scottsdale Resort, total hotel operating expenses for the six months ended June 30, 2025 increased $16.3 million, or 4.9%, when compared to the prior period.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Depreciation and amortization	$32,631	$31,823	$808	2.5%	$65,823	$63,787	$2,036	3.2%
Real estate taxes, personal property taxes and insurance	11,928	13,340	(1,412)	(10.6)%	25,657	26,833	(1,176)	(4.4)%
Ground lease expense	527	837	(310)	(37.0)%	1,358	1,623	(265)	(16.3)%
General and administrative expenses	10,822	10,341	481	4.7%	19,733	20,599	(866)	(4.2)%
Gain on business interruption insurance	—	—	—	—%	—	(745)	745	(100.0)%
Other operating expenses	224	377	(153)	(40.6)%	1,077	1,207	(130)	(10.8)%
Impairment and other losses	279	100	179	179.0%	279	350	(71)	(20.3)%
Total corporate and other expenses	$56,411	$56,818	$(407)	(0.7)%	$113,927	$113,654	$273	0.2%
Depreciation and amortization
Depreciation and amortization expense increased $0.8 million, or 2.5%, and $2.0 million, or 3.2%, to $32.6 million and $65.8 million for the three and six months ended June 30, 2025 from $31.8 million and $63.8 million for the three and six months ended June 30, 2024. The increase was primarily attributed to the timing of new assets being placed in service partially offset by fully depreciated assets during the comparable periods and the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $1.4 million, or 10.6%, to $11.9 million for the three months ended June 30, 2025 from $13.3 million for the three months ended June 30, 2024. This decrease was primarily attributed to a $0.8 million decrease in real estate taxes as well as a reduction of $0.5 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025.
Real estate taxes, personal property taxes and insurance expense decreased $1.2 million, or 4.4%, to $25.7 million for the six months ended June 30, 2025 from $26.8 million for the six months ended June 30, 2024. This decrease was primarily attributed to a reduction of $0.5 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025, a $0.4 million decrease in real estate taxes and a $0.3 million reduction in insurance expense.

Ground lease expense
Ground lease expense decreased $0.3 million, or 37.0%, and $0.3 million, or 16.3%, to $0.5 million and $1.4 million for the three and six months ended June 30, 2025 from $0.8 million and $1.6 million for the three and six months ended June 30, 2024. The decrease was primarily attributable to the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara in March 2025.
General and administrative expenses
General and administrative expenses increased $0.5 million, or 4.7%, to $10.8 million for the three months ended June 30, 2025 from $10.3 million the three months ended June 30, 2024. The increase is primarily related to increases in professional fees and other costs.
General and administrative expenses decreased $0.9 million, or 4.2%, to $19.7 million for the six months ended June 30, 2025 from $20.6 million the six months ended June 30, 2024. The decrease is primarily related to a decrease in stock compensation expense resulting from the timing of accelerated expense recognition for awards granted to participants that have met or will meet retirement eligibility requirements prior to the applicable vesting dates, partially offset by increases in professional fees and other costs.
Gain on business interruption insurance
Gain on business interruption insurance was $0.7 million for the six months ended June 30, 2024, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$39,953	$—	$39,953	100.0%	$39,953	$—	$39,953	100.0%
Other income	$1,695	$1,945	$(250)	(12.9)%	$4,259	$4,372	$(113)	(2.6)%
Interest expense	(21,926)	(20,245)	(1,681)	8.3%	(42,977)	(40,603)	(2,374)	5.8%
Income tax (expense) benefit	(1,379)	4,146	(5,525)	(133.3)%	(2,249)	3,418	(5,667)	(165.8)%
Gain on sale of investment properties
The gain on sale of investment properties for the three and six months ended June 30, 2025 was attributed to the sale of Fairmont Dallas in April 2025. No hotels were sold during the three and six months ended June 30, 2024.
Other income
Other income decreased $0.3 million, or 12.9%, to $1.7 million for the three months ended June 30, 2025 from $1.9 million for the three months ended June 30, 2024. This decrease was primarily attributed the recognition of $0.4 million in insurance proceeds in excess of recognized losses related to a casualty loss at one property during the three months ended June 30, 2024, partially offset by a $0.3 million increase in interest income.
Other income decreased $0.1 million, or 2.6%, to $4.3 million for the six months ended June 30, 2025 from $4.4 million for the six months ended June 30, 2024. This decrease was primarily attributed the recognition of $1.4 million in insurance proceeds in excess of recognized losses related to casualty losses at certain properties during the six months ended June 30, 2024 as well as a reduction in interest income of $0.2 million. These decreases were partially offset by the recognition of a $1.1 million net gain related to the write off of the right-of-use asset and lease liability related to the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara, as well as the recognition of $0.5 million in insurance proceeds in excess of recognized losses related to a casualty loss at one property during the six months ended June 30,2024.

Interest expense
Interest expense increased $1.7 million, or 8.3%, and $2.4 million, or 5.8%, to $21.9 million and $43.0 million for the three and six months ended June 30, 2025 from $20.2 million and $40.6 million for the three and six months ended June 30, 2024 primarily due to higher average outstanding term loan debt, rising interest rates on variable debt coupled with the expiration of interest rate hedges in February 2025 and a reduction in capitalized interest. These increases were partially offset by lower outstanding balances on the Senior Notes.
Income tax (expense) benefit
Income tax expense increased $5.5 million, or 133.3%, and $5.7 million, or 165.8%, to $1.4 million and $2.2 million for the three and six months ended June 30, 2025 from income tax benefit of $4.1 million and $3.4 million for the three and six months ended June 30, 2024. This increase is primarily attributed to a $5.0 million tax benefit in the prior periods associated with the release of the valuation allowance related to certain state net operating loss carryforwards, higher projected taxable income when compared to the prior periods and the use of federal and state net operating loss carryforwards.
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
Liquidity
As of June 30, 2025, we had $172.6 million of consolidated cash and cash equivalents and $78.4 million of restricted cash and escrows. The restricted cash as of June 30, 2025 primarily consisted of $67.2 million related to FF&E reserves as required per the terms of our management and franchise agreements, $5.0 million in an interest-bearing escrow account held with a lender, cash held in restricted escrows of $2.9 million primarily for real estate taxes and mortgage escrows, $2.2 million for escrow holdbacks and $1.1 million in deposits made for capital projects.
As of June 30, 2025, there was no outstanding balance on our Revolving Credit Facility and the full $500 million was available to be borrowed.
As of June 30, 2025, we had $200 million available for sale under the ATM Agreement.
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

Debt and Loan Covenants
As of June 30, 2025, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.67%.
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
Debt Covenants
As of June 30, 2025, the Company was in violation of a debt covenant on one mortgage loan. The Company cured the violation by depositing a total of $5.0 million, inclusive of $2.7 million funded in 2024, in an interest-bearing escrow account held by the lender. As of June 30, 2025, the Company was in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the Revolving Credit Facility, 2024 Term Loans, remaining mortgage loans or Senior Notes.
Derivatives
As of June 30, 2025, we had one interest rate swap with an aggregate notional amount of $55.0 million. This swap fixes the variable interest rate on one mortgage loan for a portion of the term.

Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2025. As of June 30, 2025, we had $200 million available for sale under the ATM Agreement.
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
During the six months ended June 30, 2025, 5,682,061 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.58 per share for an aggregate purchase price of $71.5 million. During the six months ended June 30, 2024, 468,107 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.51 per share for an aggregate purchase price of $6.3 million. As of June 30, 2025, the Company had approximately $146.4 million remaining under its share repurchase authorization.
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
As of June 30, 2025 and December 31, 2024, we had a total of $67.2 million and $58.9 million, respectively, of FF&E reserves. During the three and six months ended June 30, 2025 we made total capital expenditures of $18.5 million and $50.8 million, respectively, and during three and six months ended June 30, 2024, we made total capital expenditures of $35.8 million and $69.3 million, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2025, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of June 30, 2025 totaled $10.9 million.
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
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$91,079	$81,939
Net cash provided by (used in) investing activities	27,515	(68,014)
Net cash used in financing activities	(11,183)	(31,898)
Net increase (decrease) in cash and cash equivalents and restricted cash	$107,411	$(17,973)
Cash and cash equivalents and restricted cash, at beginning of period	143,582	223,075
Cash and cash equivalents and restricted cash, at end of period	$250,993	$205,102
Operating
•Cash provided by operating activities was $91.1 million and $81.9 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net increase to cash provided by operating activities during the six months ended June 30, 2025 was primarily due to an increase in operating income. Refer to the "Results of Operations" section for further discussion of our operating results for the three and six months ended June 30, 2025 and 2024.
Investing
•Cash provided by (used in) investing activities was $27.5 million and $(68.0) million for the six months ended June 30, 2025 and 2024, respectively. Cash provided by investing activities for the six months ended June 30, 2025 was attributed to net proceeds of $101.4 million from the sale of Fairmont Dallas and $2.4 million of proceeds from property insurance, partially offset by $50.8 million in capital improvements at our hotel properties and $25.4 million for the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara. Cash used in investing activities for the six months ended June 30, 2024 was attributed to $69.3 million in capital improvements at our hotel properties, which was partially offset by $1.1 million of proceeds from property insurance and $0.2 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $11.2 million and $31.9 million for the six months ended June 30, 2025 and 2024, respectively. Cash used in financing activities for the six months ended June 30, 2025 was attributed to (i) the repurchase of common stock totaling $71.5 million, (ii) the payment of $26.7 million in dividends, (iii) the repayment of the Revolving Credit Facility of $20.0 million, (iv) principal payments of mortgage debt totaling $2.2 million, (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million and (vi) the redemption of Operating Partnership Units for cash of $0.3 million, partially offset by the proceeds from the 2024 Delayed Draw Term Loan of $100.0 million and proceeds from a $10.0 million draw on the Revolving Credit Facility. Cash used in financing activities for the six months ended June 30, 2024 was attributed (i) to the payment of $22.9 million in dividends, (ii) the repurchase of common stock totaling $6.3 million, (iii) principal payments of mortgage debt totaling $1.7 million, (iv) the redemption of Operating Partnership Units for cash of $0.7 million and (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million.
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

The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$58,561	$16,113	$75,068	$25,080
Adjustments:
Interest expense	21,926	20,245	42,977	40,603
Income tax expense (benefit)	1,379	(4,146)	2,249	(3,418)
Depreciation and amortization	32,631	31,823	65,823	63,787
EBITDA	$114,497	$64,035	$186,117	$126,052
Impairment of investment properties	279	—	279	—
Gain on sale of investment properties	(39,953)	—	(39,953)	—
EBITDAre	$74,823	$64,035	$146,443	$126,052

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(44)	$(83)	$(127)	$(163)
Gain on insurance recoveries(1)	—	(437)	(548)	(1,447)
Amortization of share-based compensation expense	4,579	4,675	7,205	8,572
Non-cash ground rent and straight-line rent expense	2	(129)	(11)	(267)
Other non-recurring expenses(2)	183	356	(477)	921
Adjusted EBITDAre attributable to common stock and unit holders	$79,543	$68,417	$152,485	$133,668
(1)     During the six months ended June 30, 2025, we recorded $0.5 million of insurance proceeds in excess of recognized losses related to casualty losses at one property. During the three and six months ended June 30, 2024, the Company recorded $0.4 million and $1.4 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
(2)     During the six months ended June 30, 2025, we purchased the land associated with a ground lease resulting in the recognition of a $1.1 million net gain related to the write off of the associated right-of-use asset and lease liability and recognized $0.5 million of pre-opening expenses. During the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.6 million, respectively, of pre-opening expenses and recognized $0.1 million and $0.3 million, respectively, of repair and clean up costs related to damage sustained at one property.

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$58,561	$16,113	$75,068	$25,080
Adjustments:
Depreciation and amortization related to investment properties	32,587	31,740	65,696	63,624
Impairment of investment properties	279	—	279	—
Gain on sale of investment properties	(39,953)	—	(39,953)	—
FFO attributable to common stock and unit holders	$51,474	$47,853	$101,090	$88,704

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$—	$(437)	$(548)	$(1,447)
Loan related costs, net of adjustment related to non-controlling interests(2)	1,168	1,382	2,207	2,715
Amortization of share-based compensation expense	4,579	4,675	7,205	8,572
Non-cash ground rent and straight-line rent expense	2	(129)	(11)	(267)
Other non-recurring expenses(3)	183	356	(477)	921
Adjusted FFO attributable to common stock and unit holders	$57,406	$53,700	$109,466	$99,198
(1)     During the six months ended June 30, 2025, we recorded $0.5 million of insurance proceeds in excess of recognized losses related to casualty losses at one property. During the three and six months ended June 30, 2024, the Company recorded $0.4 million and $1.4 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
(2)     Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(3)     During the six months ended June 30, 2025, we purchased the land associated with a ground lease resulting in the recognition of a $1.1 million net gain related to the write off of the associated right-of-use asset and lease liability and recognized $0.5 million of pre-opening expenses. During the three and six months ended June 30, 2024, the Company recognized $0.3 million and $0.6 million, respectively, of pre-opening expenses and recognized $0.1 million and $0.3 million, respectively, of repair and clean up costs related to damage sustained at one property.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of June 30, 2025 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2024 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.1 million per annum.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2025, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$2,277	$55,381	$101,386	$—	$500,000	$400,000	$1,059,044	$1,052,545
Variable rate debt	—	—	1,002	377,078	—	—	378,080	371,105
Total	$2,277	$55,381	$102,388	$377,078	$500,000	$400,000	$1,437,124	$1,423,650
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.84%	4.56%	4.63%	—%	4.88%	6.63%	5.50%	5.75%
Variable rate debt	—%	—%	5.72%	6.16%	—%	—%	6.15%	6.26%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of June 30, 2025.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Repurchase Program during the period ended June 30, 2025:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)(1)
April 1 to April 30, 2025	—	$—	—	$82,100
May 1 to May 31, 2025	1,531,521	$11.98	1,531,521	$163,759
June 1 to June 30, 2025	1,417,391	$12.23	1,417,391	$146,430
Total	2,948,912	$12.10	2,948,912
(1)    In May 2025, the Board of Directors authorized a $100 million increase to the dollar value of shares that may be purchased under the program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2025, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

10.1+*	Form of Amended and Restated Retirement Policy (2025)

10.2+	Fifth Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 14, 2025)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith
+    Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

August 1, 2025

/s/ MARCEL VERBAAS
Marcel Verbaas
Chair and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)