Form 10-Q
period 2025-09-30
Xenia Hotels & Resorts, Inc.
filed 2025-10-31
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 29, 2025, there were 94,805,748 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2025 and December 31, 2024
(Dollar amounts in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets:	(Unaudited)
Investment properties:
Land	$472,648	$455,907
Buildings and other improvements	3,160,398	3,188,885
Total	$3,633,046	$3,644,792
Less: accumulated depreciation	(1,121,422)	(1,053,971)
Net investment properties	$2,511,624	$2,590,821
Cash and cash equivalents	188,242	78,201
Restricted cash and escrows	80,733	65,381
Accounts and rents receivable, net of allowance for doubtful accounts	30,355	25,758
Intangible assets, net of accumulated amortization of $287 and $283, respectively	4,851	4,856
Deferred tax assets (Note 8)	5,279	5,345
Other assets	47,291	61,254
Total assets	$2,868,375	$2,831,616
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,423,216	$1,334,703
Accounts payable and accrued expenses	119,233	102,896
Distributions payable	13,964	12,566
Other liabilities	87,283	101,118
Total liabilities	$1,643,696	$1,551,283
Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 94,805,748 and 101,310,135 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$948	$1,013
Additional paid in capital	1,839,785	1,921,006
Accumulated other comprehensive income	179	925
Accumulated distributions in excess of net earnings	(663,565)	(679,841)
Total Company stockholders' equity	$1,177,347	$1,243,103
Non-controlling interests	47,332	37,230
Total equity	$1,224,679	$1,280,333
Total liabilities and equity	$2,868,375	$2,831,616
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rooms revenues	$134,217	$139,577	$452,580	$453,487
Food and beverage revenues	77,768	74,790	284,653	256,643
Other revenues	24,432	22,439	75,690	67,068
Total revenues	$236,417	$236,806	$812,923	$777,198
Expenses:
Rooms expenses	37,499	37,535	115,977	114,756
Food and beverage expenses	58,103	56,473	190,256	177,587
Other direct expenses	6,860	5,980	20,919	18,824
Other indirect expenses	67,264	68,332	206,951	205,714
Management and franchise fees	7,382	7,362	29,502	27,646
Total hotel operating expenses	$177,108	$175,682	$563,605	$544,527
Depreciation and amortization	32,583	31,839	98,406	95,626
Real estate taxes, personal property taxes and insurance	13,108	13,112	38,765	39,945
Ground lease expense	264	788	1,622	2,411
General and administrative expenses	8,793	7,817	28,526	28,416
Gain on business interruption insurance	(510)	—	(510)	(745)
Other operating expenses (credits)	355	(103)	1,432	1,104
Impairment and other losses	—	121	279	471
Total expenses	$231,701	$229,256	$732,125	$711,755
Operating income	$4,716	$7,550	$80,798	$65,443
Gain on sale of investment properties	—	1,628	39,953	1,628
Other income	1,890	2,924	6,149	7,296
Interest expense	(21,818)	(20,144)	(64,795)	(60,747)
Net income (loss) before income taxes	$(15,212)	$(8,042)	$62,105	$13,620
Income tax (expense) benefit	684	609	(1,565)	4,027
Net income (loss)	$(14,528)	$(7,433)	$60,540	$17,647
Net (income) loss attributable to non-controlling interests (Note 1)	790	342	(3,536)	(866)
Net income (loss) attributable to common stockholders	$(13,738)	$(7,091)	$57,004	$16,781

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Continued
For the Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted income (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.14)	$(0.07)	$0.57	$0.16
Weighted-average number of common shares (basic)	95,209,147	101,884,090	97,833,335	101,935,744
Weighted-average number of common shares (diluted)	95,209,147	101,884,090	98,276,102	102,342,037

Comprehensive income (loss):
Net income (loss)	$(14,528)	$(7,433)	$60,540	$17,647
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	57	(1,406)	(181)	1,547
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	(157)	(1,118)	(595)	(3,378)
	$(14,628)	$(9,957)	$59,764	$15,816
Comprehensive (income) loss attributable to non-controlling interests (Note 1)	795	463	(3,506)	(809)
Comprehensive income (loss) attributable to the Company	$(13,833)	$(9,494)	$56,258	$15,007
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at June 30, 2025	95,780,393	$958	$1,851,433	$274	$(636,480)	$45,764	$1,261,949
Net loss	—	—	—	—	(13,738)	(790)	(14,528)
Repurchase of common shares, net	(974,645)	(10)	(12,328)	—	—	—	(12,338)
Dividends, common share / units ($0.14)	—	—	—	—	(13,347)	(369)	(13,716)
Share-based compensation	—	—	680	—	—	2,732	3,412
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	53	—	4	57
Reclassification adjustment for amounts recognized in net loss	—	—	—	(148)	—	(9)	(157)
Balance at September 30, 2025	94,805,748	$948	$1,839,785	$179	$(663,565)	$47,332	$1,224,679

Balance at June 30, 2024	101,963,677	$1,020	$1,929,304	$3,068	$(647,658)	$34,258	$1,319,992
Net loss	—	—	—	—	(7,091)	(342)	(7,433)
Repurchase of common shares, net	(146,863)	(1)	(1,876)	—	—	—	(1,877)
Dividends, common share / units ($0.12)	—	—	—	—	(12,276)	(273)	(12,549)
Share-based compensation	—	—	635	—	—	2,057	2,692
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(1,339)	—	(67)	(1,406)
Reclassification adjustment for amounts recognized in net loss	—	—	—	(1,064)	—	(54)	(1,118)
Balance at September 30, 2024	101,816,814	$1,019	$1,928,063	$665	$(667,025)	$35,579	$1,298,301
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2024	101,310,135	$1,013	$1,921,006	$925	$(679,841)	$37,230	$1,280,333
Net income	—	—	—	—	57,004	3,536	60,540
Repurchase of common shares, net	(6,656,706)	(66)	(83,726)	—	—	—	(83,792)
Dividends, common share / units ($0.42)	—	—	—	—	(40,728)	(1,096)	(41,824)
Share-based compensation	149,224	1	2,391	—	—	8,666	11,058
Shares redeemed to satisfy tax withholding on vested share-based compensation	(39,731)	—	(518)	—	—	—	(518)
Redemption of Operating Partnership Units	42,826	—	632	—	—	(974)	(342)
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	—	—	—	(185)	—	4	(181)
Reclassification adjustment for amounts recognized in net income	—	—	—	(561)	—	(34)	(595)
Balance at September 30, 2025	94,805,748	$948	$1,839,785	$179	$(663,565)	$47,332	$1,224,679

Balance at December 31, 2023	102,372,589	$1,024	$1,934,775	$2,439	$(647,246)	$26,505	$1,317,497
Net income	—	—	—	—	16,781	866	17,647
Repurchase of common shares, net	(614,970)	(6)	(8,195)	—	—	—	(8,201)
Dividends, common shares / units ($0.36)	—	—	—	—	(36,560)	(815)	(37,375)
Share-based compensation	80,837	1	1,817	—	—	9,735	11,553
Shares redeemed to satisfy tax withholding on vested share-based compensation	(21,642)	—	(334)	—	—	—	(334)
Redemption of Operating Partnership Units	—	—	—	—	—	(655)	(655)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	1,442	—	105	1,547
Reclassification adjustment for amounts recognized in net income	—	—	—	(3,216)	—	(162)	(3,378)
Balance at September 30, 2024	101,816,814	$1,019	$1,928,063	$665	$(667,025)	$35,579	$1,298,301
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$60,540	$17,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,387	95,554
Non-cash ground rent and amortization of other intangibles	19	72
Amortization of debt premiums, discounts, and financing costs	3,277	4,073
Gain on sale of investment properties	(39,953)	(1,628)
Impairment and other losses	279	—
Gain on insurance recoveries	(1,649)	(2,347)
Share-based compensation expense	10,462	11,115
Changes in assets and liabilities:
Accounts and rents receivable	(4,597)	456
Other assets	9,813	(10,423)
Accounts payable and accrued expenses	20,647	11,272
Other liabilities	(2,102)	7,347
Net cash provided by operating activities	$155,123	$133,138
Cash flows from investing activities:
Purchase of investment properties	(25,441)	—
Capital expenditures	(70,703)	(116,152)
Proceeds from sale of investment properties	101,404	29,107
Proceeds from property insurance	3,469	2,418
Performance guaranty payments	—	151
Net cash provided by (used in) investing activities	$8,729	$(84,476)
Cash flows from financing activities:
Principal payments of mortgage debt	(3,287)	(2,502)
Proceeds from Corporate Credit Facility Term Loan	100,000	—
Proceeds from draws on the Revolving Credit Facility	10,000	—
Payments on the Revolving Credit Facility	(20,000)	—
Repurchase of common shares	(83,792)	(8,201)
Redemption of Operating Partnership Units	(342)	(655)
Dividends and dividend equivalents	(40,462)	(35,401)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(576)	(351)
Net cash used in financing activities	$(38,459)	$(47,110)
Net increase in cash and cash equivalents and restricted cash	125,393	1,552
Cash and cash equivalents and restricted cash, at beginning of period	143,582	223,075
Cash and cash equivalents and restricted cash, at end of period	$268,975	$224,627

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$188,242	$161,469
Restricted cash	80,733	63,158
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$268,975	$224,627

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of $0.4 million and $2.5 million of capitalized interest for the nine months ended September 30, 2025 and 2024, respectively.	$48,720	$61,150
Cash paid for taxes	1,813	1,601

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$1,736	$2,846
Distributions payable	13,964	12,614
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of September 30, 2025, the Company collectively owned 94.2% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 5.8% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of September 30, 2025 and 2024, the Company owned 30 and 31 lodging properties, respectively.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K filed with the SEC on February 25, 2025. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
For the nine months ended September 30, 2025, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, San Diego, California and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. For the nine months ended September 30, 2024, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Houston, Texas and San Diego, California markets that exceeded ten percent (10%) of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.
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

Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the three and nine months ended September 30, 2025, the Company recorded $1.1 million and $1.6 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. For the three and nine months ended September 30, 2024, the Company recorded $0.9 million and $2.3 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurers. During the three and nine months ended September 30, 2025, the Company recognized $0.5 million in business interruption insurance proceeds, net of license and management fees, for a portion of lost income related to two incidents which occurred in 2024. During the nine months ended September 30, 2024, the Company recognized $0.7 million in business interruption insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023. These amounts are included in gain on business interruption insurance on the condensed consolidated statement of operations and comprehensive income (loss) for the periods then ended.
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
At September 30, 2025 and December 31, 2024, deferred financing costs related to the Revolving Credit Facility were $8.3 million and $12.8 million, respectively, offset by accumulated amortization of $3.3 million and $6.5 million, respectively. At September 30, 2025 and December 31, 2024, deferred financing costs related to all other debt were $20.9 million and $22.1 million, respectively, offset by accumulated amortization of $8.2 million and $7.5 million, respectively.
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

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
Primary Markets	2025	2024
San Diego, CA	$28,190	$29,540
Orlando, FL	26,613	25,884
Houston, TX	21,514	25,983
Atlanta, GA	18,806	16,889
Phoenix, AZ	16,457	5,994
San Francisco/San Mateo, CA	14,947	15,228
Nashville, TN	14,648	13,664
Portland, OR	13,360	13,403
San Jose-Santa Cruz, CA	11,128	9,940
Denver, CO	10,371	9,886
Other	60,383	70,395
Total	$236,417	$236,806

	Nine Months Ended September 30,
Primary Markets	2025	2024
Orlando, FL	$110,736	$103,445
San Diego, CA	84,777	79,171
Houston, TX	81,764	85,298
Phoenix, AZ	77,334	44,927
Atlanta, GA	55,895	51,908
San Francisco/San Mateo, CA	46,629	43,411
Nashville, TN	42,947	40,936
Dallas, TX	36,911	56,374
Portland, OR	36,410	38,789
San Jose-Santa Cruz, CA	33,645	30,494
Other	205,875	202,445
Total	$812,923	$777,198
4. Investment Properties
From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
During the nine months ended September 30, 2025, the Company purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara, California for a purchase price of $25.4 million including transactions costs.

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
5. Debt
Debt as of September 30, 2025 and December 31, 2024 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	September 30, 2025	December 31, 2024
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	4.53%		3/1/2026	$52,357	$53,306
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	104,302	105,972
Andaz Napa	Fixed (2)	5.72%		1/19/2028	54,332	55,000
Total Mortgage Loans		4.89%	(3)		$210,991	$214,278
Corporate Credit Facilities (4)
2024 Initial Term Loan	Variable (5)	6.05%		11/3/2028	225,000	225,000
2024 Delayed Draw Term Loan	Variable (5)	6.05%		11/3/2028	100,000	—
Revolving Credit Facility (2024)	Variable (6)	6.05%		11/3/2028	—	10,000
Total Corporate Credit Facilities					$325,000	$235,000
2029 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
2030 Senior Notes $400M	Fixed	6.63%		5/15/2030	400,000	400,000
Loan premiums, discounts and unamortized deferred financing costs, net (7)					(12,775)	(14,575)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.63%	(3)		$1,423,216	$1,334,703
(1)The rates shown represent the annual interest rates as of September 30, 2025. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(3)Represents the weighted-average interest rate as of September 30, 2025.
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
Mortgage Loans
Of the total outstanding debt at September 30, 2025, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves. The Company intends to payoff with cash on hand the mortgage loan maturing March 2026 collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.

Corporate Credit Facilities
In January 2023, the Operating Partnership entered into a senior unsecured credit facility pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023 (the "2023 Credit Agreement"), by and among the Operating Partnership, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. In November 2024, XHR LP amended and restated the 2023 Credit Agreement to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (the “Revolving Credit Facility”), a $225 million term loan (the “2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (the loans to be extended thereunder, the “2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”). A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million. The Revolving Credit Facility matures in November 2028 and can be extended up to two additional six-month periods. The Revolving Credit Facility’s interest rate is based, at the Company's option, on a pricing grid with a range of (i) 145 to 275 basis points over the applicable term SOFR rate or (ii) 45 to 175 basis points over the applicable alternative base rate, in each case as determined by the Company’s leverage ratio. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans.
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
In October 2025, the Operating Partnership entered into an Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement (the "First Amendment to Amended and Restated Credit Agreement"), pursuant to which interest payable pursuant to the Amended and Restated Credit Agreement was reduced by removing the 0.10% credit spread adjustment to the term SOFR therein.
As of September 30, 2025, there was no outstanding balance on the Revolving Credit Facility. During the three and nine months ended September 30, 2025, the Company incurred unused commitment fees of approximately $0.4 million and $1.2 million, respectively, and incurred interest expense of $0.1 million on the Revolving Credit Facility during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company incurred unused commitment fees of approximately $0.3 million and $1.0 million, respectively, and did not incur interest expense on the then-applicable revolving line of credit.
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
Financial Covenants
As of September 30, 2025, the Company was in violation of a debt covenant on one mortgage loan. The Company had cured the violation by depositing a total of $5.1 million, inclusive of $2.7 million funded in 2024, in an interest-bearing escrow account held by the lender and deposited an additional $0.3 million in October 2025. As of September 30, 2025, the Company was in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the Revolving Credit Facility, 2024 Term Loans, remaining mortgage loans or Senior Notes.

Debt Outstanding
Total debt outstanding as of September 30, 2025 and December 31, 2024 was $1,436 million and $1,349 million, respectively, and had a weighted-average interest rate of 5.63% and 5.54% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2025	Weighted- Average Interest Rate
2025	$1,144	4.84%
2026	55,381	4.56%
2027	102,388	4.64%
2028	377,078	6.01%
2029	500,000	4.88%
Thereafter	400,000	6.63%
Total Debt	$1,435,991	5.63%
Revolving Credit Facility (matures in 2028)	—	6.05%
Loan premiums, discounts and unamortized deferred financing costs, net	(12,775)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,423,216	5.63%
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of September 30, 2025, the interest rate swap was designated as a cash flow hedge and involves the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreement without exchange of the underlying notional amount. Unrealized gains and losses of the hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income (loss). Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income through interest expense as interest payments are made on the Company’s variable rate debt.
The derivative instrument held by the Company with the right of offset in a net asset position is included in other assets on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instruments held by the Company as of September 30, 2025 and December 31, 2024, respectively (in thousands):

						September 30, 2025		December 31, 2024
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/10/2023	2/10/2025	$—	$—	$75,000	$43
2024 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	—	—	50,000	27
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	—	—	50,000	32
2024 Initial Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	—	—	25,000	16
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	—	—	25,000	16
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	190	55,000	832
						$55,000	$190	$280,000	$966

The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the three and nine months ended September 30, 2025 and 2024 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$57	$(1,406)	$(181)	$1,547
Gain reclassified from accumulated other comprehensive income to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss)	$(157)	$(1,118)	$(595)	$(3,378)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$21,818	$20,144	$64,795	$60,747
The Company expects approximately $0.2 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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

For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurement Date
	September 30, 2025		December 31, 2024
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swaps(1)	$190	$—	$966	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$535,991	$526,595	$439,278	$425,429
Senior Notes	900,000	919,011	900,000	879,806
Revolving Credit Facility	—	—	10,000	9,602
Total	$1,435,991	$1,445,606	$1,349,278	$1,314,837
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.82% and 6.08% per annum as of September 30, 2025 and December 31, 2024, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company’s provision for income taxes for the three and nine months ended September 30, 2025 and 2024 was estimated using the discrete method and was based on the financial results through the end of the period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method as the estimated annual effective tax method produced a negative tax rate and an unreliable estimate.
The Company estimated the income tax expense for the three and nine months ended September 30, 2025 using an estimated federal and state combined effective tax rate of 2.71% and recognized an income tax benefit of $0.7 million and income tax expense of $1.6 million, respectively.

The Company estimated the income tax benefit for the three and nine months ended September 30, 2024 using an estimated federal and state combined effective tax rate of 56.37% and recognized an income tax benefit of $0.6 million and $4.0 million, respectively, including the recognition of an income tax benefit due to the release of a valuation allowance on certain deferred tax assets which caused the year to date effective tax rate to be significantly different from historical annual effective tax rates.
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
9. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2025 and 2024 and, as of September 30, 2025, $200 million of common stock remained available for issuance under the ATM Agreement. As of September 30, 2025 and December 31, 2024, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.5 million and $0.4 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
During the three and nine months ended September 30, 2025, 974,645 and 6,656,706 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.66 and $12.59 per share for an aggregate purchase price of $12.3 million and $83.8 million, respectively. During the three and nine months ended September 30, 2024, 146,863 and 614,970 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.78 and $13.34 per share for an aggregate purchase price of $1.9 million and $8.2 million, respectively. As of September 30, 2025, the Company had approximately $134.1 million remaining under its share repurchase authorization.
Dividends
The Company declared the following dividends during the nine months ended September 30, 2025:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.14	March 31, 2025	March 31, 2025	April 15, 2025
$0.14	June 30, 2025	June 30, 2025	July 15, 2025
$0.14	September 30, 2025	September 30, 2025	October 15, 2025
Non-Controlling Interest of Common Units in Operating Partnership
As of September 30, 2025, the Operating Partnership had 5,825,933 LTIP Units outstanding, representing a 5.8% partnership interest held by the limited partners. Of the 5,825,933 LTIP Units outstanding at September 30, 2025, 2,031,820 LTIP Units had vested but had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.

During the nine months ended September 30, 2025, 65,887 vested LTIP Units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 65,887 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, 42,826 Common Units were redeemed for common stock and 23,061 Common Units were redeemed for cash totaling $0.3 million. During the nine months ended September 30, 2024, 42,826 vested LTIP Units were converted into common limited partnership units in the Operating Partnership on a one-for-one basis and subsequently all 42,826 Common Units were tendered to the Operating Partnership for redemption. At the Company's election, all 42,826 Common Units were redeemed for cash totaling $0.7 million.
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
The following table reconciles net income or loss attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders	$(13,738)	$(7,091)	$57,004	$16,781
Dividends paid on unvested share-based compensation	(121)	(97)	(367)	(293)
Undistributed earnings attributable to unvested share-based compensation	—	—	(43)	—
Net income (loss) available to common stockholders	$(13,859)	$(7,188)	$56,594	$16,488

Denominator:
Weighted-average shares outstanding - Basic	95,209,147	101,884,090	97,833,335	101,935,744
Effect of dilutive share-based compensation(1)	—	—	442,767	406,293
Weighted-average shares outstanding - Diluted	95,209,147	101,884,090	98,276,102	102,342,037

Basic and diluted earnings (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.14)	$(0.07)	$0.57	$0.16
(1)During the three months ended September 30, 2025 and 2024, the Company excluded 485,923 and 427,592 anti-dilutive shares from its calculation of diluted earnings per share, respectively.

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

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of September 30, 2025:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2024	432,154	2,584,943	3,017,097
Granted	248,530	1,395,146	1,643,676
Vested(2)	(149,224)	(185,976)	(335,200)
Unvested as of September 30, 2025	531,460	3,794,113	4,325,573
Weighted-average fair value of unvested shares/units	$10.68	$7.50	$7.89
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the nine months ended September 30, 2025 and 2024, 39,731 and 21,642 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

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
For the three and nine months ended September 30, 2025, the Company recognized approximately $3.3 million and $9.8 million of share-based compensation expense related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the nine months ended September 30, 2025, the Company recognized $0.7 million of share-based compensation expense related to grants to its non-employee directors and for the three and nine months ended September 30, 2025 capitalized approximately $0.2 million and $0.6 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of September 30, 2025, there was $13.6 million of total unrecognized compensation costs related to unvested Restricted Stock

Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.78 years.
For the three and nine months ended September 30, 2024, the Company recognized approximately $2.5 million and $10.4 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the nine months ended September 30, 2024, the Company recognized $0.7 million of share-based compensation expense related to grants to its non-employee directors and for the three and nine months ended September 30, 2024 capitalized approximately $0.1 million and $0.4 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
12. Commitments and Contingencies
Leases
The Company is a lessee to long-term ground, parking, and its corporate office leases, which are accounted for as operating leases. The following is a summary of the Company's leases as of and for the nine months ended September 30, 2025 (dollar amounts in thousands):

September 30, 2025
Weighted-average remaining lease term, including reasonably certain extension options(1)	21 years
Weighted-average discount rate	5.71%

ROU asset(2)	$14,128
Lease liability(3)	$13,839

Operating lease rent expense	$1,165
Variable lease costs	2,964
Total rent and variable lease costs	$4,129
(1)The weighted-average remaining lease term including all available extension options is approximately 55 years.
(2)The ROU asset is included in other assets on the condensed consolidated balance sheet as of September 30, 2025.
(3)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of September 30, 2025.
During the nine months ended September 30, 2025, the Company purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara, California for a purchase price of $25.4 million, including transaction costs, resulting in the recognition of a $1.1 million net gain related to the write off of the associated right-of-use asset and lease liability. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
The following table shows the remaining lease payments, which includes reasonably certain extension options, for the next five years and thereafter reconciled to the lease liability as of September 30, 2025 (in thousands):

Year Ending December 31, 2025
2025 (excluding the nine months ended September 30, 2025)	$444
2026	1,788
2027	1,804
2028	1,686
2029	1,297
Thereafter	18,528
Total undiscounted lease payments	$25,547
Less imputed interest	(11,708)
Lease liability(1)	$13,839
(1)The lease liability is included in other liabilities on the condensed consolidated balance sheet as of September 30, 2025.
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
Management agreements for brand-managed hotels have terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is approximately 25 years. Management agreements for franchised hotels generally contain initial terms between 15 and 20 years with an average remaining term of approximately four years; none of these agreements contemplate renewal or extension of the initial term.
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
Franchise agreements generally have initial terms of 20 years, with an average remaining initial term of approximately seven years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of gross rooms revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the three and nine months ended September 30, 2025, the Company incurred management and franchise fee expenses of $7.4 million and $29.5 million, respectively, and for the three and nine months ended September 30, 2024 incurred expenses of $7.4 million and $27.6 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.

Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2025 and December 31, 2024, the Company had a balance of $68.0 million and $58.9 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
Renovation and Construction Commitments
As of September 30, 2025, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of September 30, 2025 totaled $14.5 million.
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

The following table presents Segment Hotel EBITDA for three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rooms revenues	$134,217	$139,577	$452,580	$453,487
Food and beverage revenues	77,768	74,790	284,653	256,643
Other revenues	24,432	22,439	75,690	67,068
Total revenues	$236,417	$236,806	$812,923	$777,198
Expenses:
Rooms expenses	37,499	37,535	115,977	114,756
Food and beverage expenses	58,103	56,473	190,256	177,587
Other direct expenses	6,860	5,980	20,919	18,824
Undistributed expenses(1)	64,914	66,009	199,707	199,032
Management and franchise fees	7,382	7,362	29,502	27,646
Real estate taxes, personal property taxes and insurance	13,108	13,112	38,765	39,945
Lease/rent expense	299	282	890	866
Ground lease expense	235	802	1,611	2,451
Owner repairs & maintenance	36	37	73	65
Other fixed expenses	1,561	1,171	4,805	3,318
Gain on business interruption insurance	(510)	—	(510)	(745)
Segment Hotel EBITDA	$46,930	$48,043	$210,928	$193,453
Segment Hotel EBITDA Margin	19.9%	20.3%	25.9%	24.9%
(1)Primarily includes costs related to general and administrative, sales and marketing, repairs and maintenance, utilities and information technology.
The following table presents Segment Hotel EBITDA reconciled to net income (loss) before income taxes for three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Hotel EBITDA	$46,930	$48,043	$210,928	$193,453
Adjustments and reconciling items:
Depreciation and amortization	(32,583)	(31,839)	(98,406)	(95,626)
General and administrative expenses	(8,793)	(7,817)	(28,526)	(28,416)
Other operating expenses	(835)	(209)	(2,903)	(2,305)
Impairment and other losses	—	(121)	(279)	(471)
Gain on sale of investment properties	—	1,628	39,953	1,628
Other income	1,887	2,417	6,133	6,104
Interest expense	(21,818)	(20,144)	(64,795)	(60,747)
Net income (loss) before income taxes	$(15,212)	$(8,042)	$62,105	$13,620

14. Subsequent Events
In October 2025, the Operating Partnership entered into the First Amendment to Amended and Restated Credit Agreement, pursuant to which interest payable pursuant to the Amended and Restated Credit Agreement was reduced by removing the 0.10% credit spread adjustment to the term SOFR rate therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the impact of macroeconomic factors, including inflation, changing interest rates, a potential domestic and/or global recession, global conflicts, trade disputes, consumer confidence levels in the economy, the evolving workforce and wage landscape, capital expenditures, the ability to consummate acquisitions and dispositions of hotel properties, changes in the geographic markets where our revenues are concentrated, insurance recoveries, liquidity and derivations thereof, financial performance and potential dividends, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risk factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2025, as may be updated elsewhere in this report and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth; macroeconomic factors and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures including increased costs due to the imposition of tariffs on imported goods, property and other taxes, and insurance which could result in reduced operating profit margins; the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; levels of spending in transient or group business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; decreased business travel for in-person meetings due to technological advancements in virtual meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as wars, global conflicts and geopolitical unrest, changes in trade policy, other political conditions or uncertainty, actual or threatened terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics (such as the COVID-19 pandemic) or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; changes in interest rates and operating costs, including labor and service related costs; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with required brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws, including increases to minimum wages; retention and attraction of our senior management team or key personnel; our ability to identify and consummate additional acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties that we acquire in the future and the risks associated with these hotel properties; disruption resulting from the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations, acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to weather and climate-related events, natural disasters, civil unrest, terrorism or cyber-attacks and the physical effects and transition-related impacts of climate change; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements or regulatory proceedings; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of September 30, 2025, we owned 30 hotels and resorts, comprising 8,868 rooms across 14 states. Our hotels are operated and/or licensed by industry leaders including Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton and The Kessler Collection.
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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which decreased at an estimated annual rate of approximately 0.6% during the first quarter of 2025 and increased 3.8% during the second quarter of 2025, according to the U.S. Department of Commerce. As of the date of this filing, the estimated annual rate of change in U.S. GDP has not been released. In addition, the unemployment rate rose slightly to 4.3% in August 2025 compared to 4.1% in June 2025 and 4.2% in March 2025. We continue to monitor and evaluate the challenges associated with inflationary pressures, changing interest rates, a potential domestic and/or global recession, global conflicts, trade disputes, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand decreased 0.6% and 0.2% during the three and nine months ended September 30, 2025, respectively. New hotel supply increased 0.9% and 0.7% during the same periods. A decrease in occupancy of 1.5% partially offset by a 0.1% increase in ADR led to a decrease in industry RevPAR of 1.4% for the three months ended September 30, 2025 compared to 2024. A decrease in occupancy of 0.9% partially offset by a 0.9% increase in ADR led to flat industry RevPAR for the nine months ended September 30, 2025 compared to 2024.
Third Quarter 2025 Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 2.2% and 4.3% to $164.51 and $182.03 for the three and nine months ended September 30, 2025 compared to $160.96 and $174.50 for the three and nine months ended September 30, 2024, respectively. The increase in our total portfolio RevPAR for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was driven primarily by an increase average daily rate, disruption from renovations in 2024 and year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio. Excluding dispositions and Grand Hyatt Scottsdale Resort, which was undergoing a transformative renovation during 2024, total portfolio RevPAR decreased 2.6% and increased 0.6% to $167.87 and $183.64 for the three and nine months ended September 30, 2025 compared to $172.39 and $182.51 for the three and nine months ended September 30, 2024, respectively.
Net loss increased 95.5% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was primarily attributed to a $1.7 million increase in interest expense, a $1.6 million gain on the sale of Lorien Hotel & Spa in July 2024, a $1.3 million net reduction in operating income attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025, a $1.0 million increase in general and administrative expenses, a $1.0 million reduction in other income, a $0.7 million increase in depreciation and amortization expense and a $0.5 million increase in other operating expenses. These decreases were partially offset by a $0.5 million increase in gain on business interruption, a $0.1 million increase in hotel operating income for our 30-comparable hotels and a $0.1 million reduction in impairment and other losses.
Net income increased 243.1% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily attributed to a $38.3 million increase on gain on sale of investment properties, a $23.8 million increase in hotel operating income for our 30-comparable hotels and a $0.2 million reduction in impairment and other losses. These increases were partially offset by income tax expense of $1.6 million compared to an income tax benefit of $4.0 million, a $5.3 million reduction in operating income attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025, a $4.0 million increase in interest expense, a $2.8 million increase in depreciation and amortization expense, a $1.1 million reduction in other income, a $0.3 million increase in other operating expenses, a $0.2 million decrease in gain on business interruption and a $0.1 million increase in general and administrative expenses.
Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2025 decreased 4.6% and increased 9.4%, respectively, compared to the three and nine months ended September 30, 2024 and Adjusted FFO attributable to common stock and unit holders decreased 15.1% and increased 5.1% for the same periods. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,
2025	2024	Change
Number of properties at January 1	31	32	(1)
Properties disposed	(1)	(1)	—
Number of properties at September 30	30	31	(1)

Number of rooms at January 1	9,408	9,514	(106)
Rooms in properties acquired(1)	5	1	4
Rooms in properties disposed(2)	(545)	(107)	(438)
Number of rooms at September 30	8,868	9,408	(540)

Three Months Ended September 30,	Nine Months Ended September 30,
2025	2024	Change	2025	2024	Change
Total Portfolio Statistics:
Occupancy	66.3%	66.9%	(60)	bps	69.3%	68.4%	90	bps
ADR	$248.10	$240.71	3.1%	$262.83	$255.02	3.1%
RevPAR	$164.51	$160.96	2.2%	$182.03	$174.50	4.3%
(1)    In February 2025, we added five newly created rooms at Grand Hyatt Scottsdale Resort. In March 2024, we added one newly created room at Grand Bohemian Hotel Orlando, Autograph Collection.
(2)    During the nine months ended September 30, 2025, the Company sold one hotel with 545 rooms. During the nine months ended September 30, 2024, the Company sold one hotel with 107 rooms.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenues:
Rooms revenues	$134,217	$139,577	$(5,360)	(3.8)%	$452,580	$453,487	$(907)	(0.2)%
Food and beverage revenues	77,768	74,790	2,978	4.0%	284,653	256,643	28,010	10.9%
Other revenues	24,432	22,439	1,993	8.9%	75,690	67,068	8,622	12.9%
Total revenues	$236,417	$236,806	$(389)	(0.2)%	$812,923	$777,198	$35,725	4.6%
Rooms revenues
Rooms revenues for our total portfolio decreased $5.4 million, or 3.8%, to $134.2 million for the three months ended September 30, 2025 from $139.6 million for the three months ended September 30, 2024 primarily driven by a reduction of $5.5 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025 and the impact of short-term demand lift from hurricanes in the prior year, partially offset by an increase in average daily rate as well as disruption from renovations in the prior period. Excluding dispositions and Grand Hyatt Scottsdale Resort, rooms revenues for the three months ended September 30, 2025 decreased $3.5 million, or 2.6%, when compared to the prior period.
Rooms revenues for our total portfolio decreased $0.9 million, or 0.2%, to $452.6 million for the nine months ended September 30, 2025 from $453.5 million for the nine months ended September 30, 2024 primarily driven by a reduction of $15.4 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025 and the impact of short-term demand lift from hurricanes in the prior year, partially offset by increases in occupancy and average daily rate, as well as disruption from renovations in the prior period. Excluding dispositions and Grand Hyatt Scottsdale Resort, rooms revenues for the nine months ended September 30, 2025 increased $1.1 million, or 0.3%, when compared to the prior period.
Food and beverage revenues
Food and beverage revenues increased $3.0 million, or 4.0%, to $77.8 million for the three months ended September 30, 2025 from $74.8 million for the three months ended September 30, 2024 primarily due to disruption from renovations in the prior period. The increase is net of a reduction of $3.0 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding dispositions and Grand Hyatt Scottsdale Resort, food and beverage revenues for the three months ended September 30, 2025 increased $0.3 million, or 0.4%, when compared to the prior period.
Food and beverage revenues increased $28.0 million, or 10.9%, to $284.7 million for the nine months ended September 30, 2025 from $256.6 million for the nine months ended September 30, 2024 primarily due to an increase in occupancy, disruption from renovations in the prior period and growth in banquets and catering resulting from strong group business demand. The increase is net of a reduction of $7.8 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding dispositions and Grand Hyatt Scottsdale Resort, food and beverage revenues for the nine months ended September 30, 2025 increased $18.3 million, or 7.8%, when compared to the prior period.
Other revenues
Other revenues increased $2.0 million, or 8.9%, to $24.4 million for the three months ended September 30, 2025 from $22.4 million for the three months ended September 30, 2024 primarily due to an increase in ancillary fees as well as disruption from renovations in the prior period. This increase is net of a reduction of $0.5 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding dispositions and Grand Hyatt Scottsdale Resort, other revenues for the three months ended September 30, 2025 increased $1.5 million, or 7.2%, when compared to the prior period.
Other revenues increased $8.6 million, or 12.9%, to $75.7 million for the nine months ended September 30, 2025 from $67.1 million for the nine months ended September 30, 2024 primarily as a result of increases in occupancy and ancillary fees as well as disruption from renovations in the prior period. This increase is net of a reduction of $1.4 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding dispositions and Grand Hyatt Scottsdale Resort, other revenues for the nine months ended September 30, 2025 increased $7.1 million, or 11.6%, when compared to the prior period.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Hotel operating expenses:
Rooms expenses	$37,499	$37,535	$(36)	(0.1)%	$115,977	$114,756	$1,221	1.1%
Food and beverage expenses	58,103	56,473	1,630	2.9%	190,256	177,587	12,669	7.1%
Other direct expenses	6,860	5,980	880	14.7%	20,919	18,824	2,095	11.1%
Other indirect expenses	67,264	68,332	(1,068)	(1.6)%	206,951	205,714	1,237	0.6%
Management and franchise fees	7,382	7,362	20	0.3%	29,502	27,646	1,856	6.7%
Total hotel operating expenses	$177,108	$175,682	$1,426	0.8%	$563,605	$544,527	$19,078	3.5%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.

Total hotel operating expenses increased $1.4 million, or 0.8%, to $177.1 million for the three months ended September 30, 2025 from $175.7 million for the three months ended September 30, 2024 largely due to disruption from renovations in the prior period. This increase is net of a reduction of $8.4 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding dispositions and Grand Hyatt Scottsdale Resort, total hotel operating expenses for the three months ended September 30, 2025 increased $2.3 million, or 1.4%, when compared to the prior period.
Total hotel operating expenses increased $19.1 million, or 3.5%, to $563.6 million for the nine months ended September 30, 2025 from $544.5 million for the nine months ended September 30, 2024 largely due to increases in occupancy as well as disruption from renovations in the prior period. This increase is net of a reduction of $18.1 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding dispositions and Grand Hyatt Scottsdale Resort, total hotel operating expenses for the nine months ended September 30, 2025 increased $18.6 million, or 3.8%, when compared to the prior period.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Depreciation and amortization	$32,583	$31,839	$744	2.3%	$98,406	$95,626	$2,780	2.9%
Real estate taxes, personal property taxes and insurance	13,108	13,112	(4)	—%	38,765	39,945	(1,180)	(3.0)%
Ground lease expense	264	788	(524)	(66.5)%	1,622	2,411	(789)	(32.7)%
General and administrative expenses	8,793	7,817	976	12.5%	28,526	28,416	110	0.4%
Gain on business interruption insurance	(510)	—	(510)	100.0%	(510)	(745)	235	(31.5)%
Other operating expenses (credits)	355	(103)	458	(444.7)%	1,432	1,104	328	29.7%
Impairment and other losses	—	121	(121)	(100.0)%	279	471	(192)	(40.8)%
Total corporate and other expenses	$54,593	$53,574	$1,019	1.9%	$168,520	$167,228	$1,292	0.8%
Depreciation and amortization
Depreciation and amortization expense increased $0.7 million, or 2.3%, to $32.6 million for the three months ended September 30, 2025 from $31.8 million for the three months ended September 30, 2024. The increase was primarily attributed to the timing of new assets being placed in service partially offset by fully depreciated assets during the comparable periods and the sale of Fairmont Dallas in April 2025.
Depreciation and amortization expense increased $2.8 million, or 2.9%, to $98.4 million for the nine months ended September 30, 2025 from $95.6 million for the nine months ended September 30, 2024. The increase was primarily attributed to the timing of new assets being placed in service partially offset by fully depreciated assets during the comparable periods and the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $1.2 million, or 3.0%, to $38.8 million for the nine months ended September 30, 2025 from $39.9 million for the nine months ended September 30, 2024. This decrease was primarily attributed to a reduction of $1.1 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025 and a $0.6 million reduction in insurance expense, partially offset by a $0.5 million increase in real estate taxes.

Ground lease expense
Ground lease expense decreased $0.5 million, or 66.5%, and $0.8 million, or 32.7%, to $0.3 million and $1.6 million for the three and nine months ended September 30, 2025 from $0.8 million and $2.4 million for the three and nine months ended September 30, 2024. The decrease was primarily attributable to the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara in March 2025.
General and administrative expenses
General and administrative expenses increased $1.0 million, or 12.5%, to $8.8 million for the three months ended September 30, 2025 from $7.8 million for the three months ended September 30, 2024. The increase is primarily related to an increase in stock compensation expense resulting from the timing of accelerated expense recognition for awards granted to participants that have met or will meet retirement eligibility requirements prior to the applicable vesting dates.
General and administrative expenses increased $0.1 million, or 0.4%, to $28.5 million for the nine months ended September 30, 2025 from $28.4 million for the nine months ended September 30, 2024. The increase is primarily related to increases in professional fees and other costs, partially offset by a decrease in stock compensation expense resulting from the timing of accelerated expense recognition for awards granted to participants that have met or will meet retirement eligibility requirements prior to the applicable vesting dates.
Gain on business interruption insurance
Gain on business interruption insurance was $0.5 million for the three and nine months ended September 30, 2025, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to two incidents which occurred in 2024.
Gain on business interruption insurance was $0.7 million for the nine months ended September 30, 2024, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023.
Other operating expenses
Other operating expenses increased $0.5 million, or 444.7%, and $0.3 million, or 29.7%, to $0.4 million and $1.4 million for the three and nine months ended September 30, 2025 from a credit of $0.1 million and from expense of $1.1 million compared to the three and nine months ended September 30, 2024 primarily due to a state franchise tax refund recognized in the prior year partially offset by decreases in pre-opening expenses.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$—	$1,628	$(1,628)	(100.0)%	$39,953	$1,628	$38,325	2,354.1%
Other income	1,890	2,924	(1,034)	(35.4)%	6,149	7,296	(1,147)	(15.7)%
Interest expense	(21,818)	(20,144)	(1,674)	8.3%	(64,795)	(60,747)	(4,048)	6.7%
Income tax (expense) benefit	684	609	75	12.3%	(1,565)	4,027	(5,592)	(138.9)%
Gain on sale of investment properties
The gain on sale of investment properties for the nine months ended September 30, 2025 was attributed to the sale of Fairmont Dallas in April 2025. The gain on sale of investment properties for the three and nine months ended September 30, 2024 was attributed to the sale of Lorien Hotel & Spa in July 2024.

Other income
Other income decreased $1.0 million, or 35.4%, to $1.9 million for the three months ended September 30, 2025 from $2.9 million for the three months ended September 30, 2024 primarily attributed to a net $0.8 million non-recurring loss at one property and a $0.1 million decrease in interest income.
Other income decreased $1.1 million, or 15.7%, to $6.1 million for the nine months ended September 30, 2025 from $7.3 million for the nine months ended September 30, 2024. This decrease was primarily attributed to a $0.8 million non-recurring loss at one property, a $0.7 million net decrease in recognized gain on insurance recoveries and a $0.3 million decrease in interest income. These decreases were partially offset by the recognition of a $1.1 million net gain related to the write off of the right-of-use and lease liability related to the purchase of the fee simple interest in the land underlying the Hyatt Regency Santa Clara.
Interest expense
Interest expense increased $1.7 million, or 8.3%, and $4.0 million, or 6.7%, to $21.8 million and $64.8 million for the three and nine months ended September 30, 2025 from $20.1 million and $60.7 million for the three and nine months ended September 30, 2024 primarily due to higher average outstanding term loan debt, rising interest rates on variable debt coupled with the expiration of interest rate hedges in February 2025 and a reduction in capitalized interest. These increases were partially offset by lower outstanding balances on the Senior Notes.
Income tax (expense) benefit
Income tax expense increased $5.6 million, or 138.9%, to $1.6 million for the nine months ended September 30, 2025 from income tax benefit of $4.0 million for the nine months ended September 30, 2024. This increase is primarily attributed to a $5.2 million tax benefit in the prior period associated with the release of the valuation allowance related to certain state net operating loss carryforwards, higher projected taxable income when compared to the prior periods and the use of federal and state net operating loss carryforwards.
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
Liquidity
As of September 30, 2025, we had $188.2 million of consolidated cash and cash equivalents and $80.7 million of restricted cash and escrows. The restricted cash as of September 30, 2025 primarily consisted of $68.0 million related to FF&E reserves as required per the terms of our management and franchise agreements, $5.1 million in an interest-bearing escrow account held with a lender, cash held in restricted escrows of $3.8 million primarily for real estate taxes and mortgage escrows, $2.2 million for escrow holdbacks and $1.6 million in deposits made for capital projects.
As of September 30, 2025, there was no outstanding balance on our Revolving Credit Facility and the full $500 million was available to be borrowed.
As of September 30, 2025, we had $200 million available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of September 30, 2025, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.63%.
Mortgage Loans
Our mortgage loan agreements require contributions to be made to FF&E reserves and the compliance with certain financial covenants. We intend to payoff with cash on hand the mortgage loan maturing March 2026 collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.
Corporate Credit Facilities
In January 2023, the Operating Partnership entered into a senior unsecured credit facility pursuant to a Revolving Credit and Term Loan Agreement, dated as of January 10, 2023 (the "2023 Credit Agreement"), by and among the Operating Partnership, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto. In November 2024, the Operating Partnership amended and restated the 2023 Credit Agreement to replace the credit facilities outstanding thereunder with a new $825 million senior unsecured credit facility comprised of a $500 million revolving line of credit (the “Revolving Credit Facility”), a $225 million term loan (the “2024 Initial Term Loan”), and a $100 million delayed draw term loan commitment (the loans to be extended thereunder, the “2024 Delayed Draw Term Loan” and, together with the 2024 Initial Term Loan, the "2024 Term Loans"), pursuant to an amended and restated revolving credit and term loan agreement with a syndicate of bank lenders, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto (the “Amended and Restated Credit Agreement”). A portion of the revolving loan commitments under the Amended and Restated Credit Agreement is available for the issuance of letters of credit in an amount not to exceed $25 million. The Amended and Restated Credit Agreement provides the Operating Partnership with the option to request an uncommitted increase in the revolving loan commitments and/or add an uncommitted term loan in an aggregate principal amount of $300 million. The Revolving Credit Facility matures in November 2028 and can be extended up to two additional six-month periods. The Revolving Credit Facility’s interest rate is based, at the Company's option, on a pricing grid with a range of (i) 145 to 275 basis points over the applicable term SOFR rate or (ii) 45 to 175 basis points over the applicable alternative base rate, in each case as determined by the Company’s leverage ratio. The proceeds of the 2024 Initial Term Loan were used to refinance the Operating Partnership’s previously outstanding term loans.
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
In October 2025, the Operating Partnership entered into an Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement (the "First Amendment to Amended and Restated Credit Agreement"), pursuant to which interest payable pursuant to the Amended and Restated Credit Agreement was reduced by removing the 0.10% credit spread adjustment to the term SOFR rate therein.
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

Debt Covenants
As of September 30, 2025, the Company was in violation of a debt covenant on one mortgage loan. The Company had cured the violation by depositing a total of $5.1 million, inclusive of $2.7 million funded in 2024, in an interest-bearing escrow account held by the lender and deposited an additional $0.3 million in October 2025. As of September 30, 2025, the Company was in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the Revolving Credit Facility, 2024 Term Loans, remaining mortgage loans or Senior Notes.
Derivatives
As of September 30, 2025, we had one interest rate swap with an aggregate notional amount of $55.0 million. This swap fixes the variable interest rate on one mortgage loan for a portion of the term.
Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and nine months ended September 30, 2025. As of September 30, 2025, we had $200 million available for sale under the ATM Agreement.
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
During the three and nine months ended September 30, 2025, 974,645 and 6,656,706 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.66 and $12.59 per share for an aggregate purchase price of $12.3 million and $83.8 million, respectively. During the three and nine months ended September 30, 2024, 146,863 and 614,970 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.78 and $13.34 per share for an aggregate purchase price of $1.9 million and $8.2 million, respectively. As of September 30, 2025, the Company had approximately $134.1 million remaining under its share repurchase authorization.
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
As of September 30, 2025 and December 31, 2024, we had a total of $68.0 million and $58.9 million, respectively, of FF&E reserves. During the three and nine months ended September 30, 2025 we made total capital expenditures of $19.9 million and $70.7 million, respectively, and during three and nine months ended September 30, 2024, we made total capital expenditures of $46.9 million and $116.2 million, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2025, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of September 30, 2025 totaled $14.5 million.

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
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$155,123	$133,138
Net cash provided by (used in) investing activities	8,729	(84,476)
Net cash used in financing activities	(38,459)	(47,110)
Net increase in cash and cash equivalents and restricted cash	$125,393	$1,552
Cash and cash equivalents and restricted cash, at beginning of period	143,582	223,075
Cash and cash equivalents and restricted cash, at end of period	$268,975	$224,627
Operating
•Cash provided by operating activities was $155.1 million and $133.1 million for the nine months ended September 30, 2025 and 2024, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net increase to cash provided by operating activities during the nine months ended September 30, 2025 was primarily due to an increase in operating income and the timing of working capital transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the three and nine months ended September 30, 2025 and 2024.
Investing
•Cash provided by (used in) investing activities was $8.7 million and $(84.5) million for the nine months ended September 30, 2025 and 2024, respectively. Cash provided by investing activities for the nine months ended September 30, 2025 was attributed to net proceeds of $101.4 million from the sale of Fairmont Dallas and $3.5 million of proceeds from property insurance, partially offset by $70.7 million in capital improvements at our hotel properties and $25.4 million for the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara. Cash used in investing activities for the nine months ended September 30, 2024 was attributed to $116.2 million in capital improvements at our hotel properties, which was partially offset by net proceeds of $29.1 million from the sale of Lorien Hotel & Spa, $2.4 million of proceeds from property insurance and $0.2 million of performance guaranty payments received that were recorded as a reduction in the respective hotel's cost basis.
Financing
•Cash used in financing activities was $38.5 million and $47.1 million for the nine months ended September 30, 2025 and 2024, respectively. Cash used in financing activities for the nine months ended September 30, 2025 was attributed to (i) the repurchase of common stock totaling $83.8 million, (ii) the payment of $40.5 million in dividends, (iii) the repayment of the Revolving Credit Facility of $20.0 million, (iv) principal payments of mortgage debt totaling $3.3 million, (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million and (vi) the redemption of Operating Partnership Units for cash of $0.3 million, partially offset by the proceeds from the 2024 Delayed Draw Term Loan of $100.0 million and proceeds from a $10.0 million draw on the Revolving Credit Facility. Cash used in financing activities for the nine months ended September 30, 2024 was attributed (i) to the payment of $35.4 million in dividends, (ii) the repurchase of common stock totaling $8.2 million, (iii) principal payments of mortgage debt totaling $2.5 million, (iv) the redemption of Operating Partnership Units for cash of $0.7 million and (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.4 million.

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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(14,528)	$(7,433)	$60,540	$17,647
Adjustments:
Interest expense	21,818	20,144	64,795	60,747
Income tax expense (benefit)	(684)	(609)	1,565	(4,027)
Depreciation and amortization	32,583	31,839	98,406	95,626
EBITDA	$39,189	$43,941	$225,306	$169,993
Impairment of investment properties	—	—	279	—
Gain on sale of investment properties	—	(1,628)	(39,953)	(1,628)
EBITDAre	$39,189	$42,313	$185,632	$168,365

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(72)	$(86)	$(199)	$(249)
Gain on insurance recoveries(1)	(1,101)	(900)	(1,649)	(2,347)
Amortization of share-based compensation expense	3,257	2,543	10,462	11,115
Non-cash ground rent and straight-line rent expense	37	(117)	26	(384)
Other non-recurring expenses(2)	936	538	459	1,459
Adjusted EBITDAre attributable to common stock and unit holders	$42,246	$44,291	$194,731	$177,959
(1)     During the three and nine months ended September 30, 2025, we recorded $1.1 million and $1.6 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. During the three and nine months ended September 30, 2024, the Company recorded $0.9 million and $2.3 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
(2)     Includes adjustments for pre-opening expenses, repair and clean up costs related to property damage and other non-recurring items.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(14,528)	$(7,433)	$60,540	$17,647
Adjustments:
Depreciation and amortization related to investment properties	32,511	31,753	98,207	95,377
Impairment of investment properties	—	—	279	—
Gain on sale of investment properties	—	(1,628)	(39,953)	(1,628)
FFO attributable to common stock and unit holders	$17,983	$22,692	$119,073	$111,396

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$(1,101)	$(900)	$(1,649)	$(2,347)
Loan related costs, net of adjustment related to non-controlling interests(2)	1,070	1,358	3,277	4,073
Amortization of share-based compensation expense	3,257	2,543	10,462	11,115
Non-cash ground rent and straight-line rent expense	37	(117)	26	(384)
Other non-recurring expenses(3)	936	538	459	1,459
Adjusted FFO attributable to common stock and unit holders	$22,182	$26,114	$131,648	$125,312
(1)     During the three and nine months ended September 30, 2025, we recorded $1.1 million and $1.6 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. During the three and nine months ended September 30, 2024, the Company recorded $0.9 million and $2.3 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
(2)     Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(3)     Includes adjustments for pre-opening expenses, repair and clean up costs related to property damage and other non-recurring items.
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
Subsequent Events
In October 2025, the Operating Partnership entered into the First Amendment to Amended and Restated Credit Agreement, pursuant to which interest payable pursuant to the Amended and Restated Credit Agreement was reduced by removing the 0.10% credit spread adjustment to the term SOFR rate therein.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of September 30, 2025 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2024 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.1 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2025, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$1,144	$55,381	$101,386	$—	$500,000	$400,000	$1,057,911	$1,073,251
Variable rate debt	—	—	1,002	377,078	—	—	378,080	372,355
Total	$1,144	$55,381	$102,388	$377,078	$500,000	$400,000	$1,435,991	$1,445,606
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.84%	4.56%	4.63%	—%	4.88%	6.63%	5.50%	5.72%
Variable rate debt	—%	—%	5.72%	6.01%	—%	—%	6.01%	6.11%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of September 30, 2025.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's purchases of shares of its common stock pursuant to its Repurchase Program during the period ended September 30, 2025:

Period	Total Number of Shares Purchased	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
July 1 to July 31, 2025	—	$—	—	$146,430
August 1 to August 31, 2025	974,645	$12.66	974,645	$134,093
September 1 to September 30, 2025	—	$—	—	$134,093
Total	974,645	12.66	974,645
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amendment No. 1 to Amended and Restated Credit Agreement
The information included in this portion of Part II-Item 5. Other Information of this Quarterly Report on Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement.
On October 29, 2025, XHR LP entered into an Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement, pursuant to which interest payable pursuant to the Amended and Restated Credit Agreement was reduced by removing the 0.10% credit spread adjustment to the term SOFR rate therein.
The description set forth in this Item 5 under the heading "Amendment No. 1 to Amended and Restated Credit Agreement" does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.
Trade Arrangements
During the quarter ended September 30, 2025, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

10.1*	Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 29, 2025, by and among XHR LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

October 31, 2025

/s/ MARCEL VERBAAS
Marcel Verbaas
Chair and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)