Form 10-K
period 2025-12-31
Xenia Hotels & Resorts, Inc.
filed 2026-02-24
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the 94,759,090 shares of common stock held by non-affiliates of the registrant was approximately $1.19 billion based on the closing price of the New York Stock Exchange for such common stock as of June 30, 2025.
As of February 23, 2026, there were 92,153,929 shares of the registrant's common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be held on May 14, 2026, into Part III of this Form 10-K to the extent stated herein.

XENIA HOTELS & RESORTS, INC.
2025 FORM 10-K ANNUAL REPORT
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
•"Total RevPAR" or "total revenue per available room" means total revenues (including rooms, food and beverage and other operating revenues) divided by room nights available in a given period;
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
Substantially all of the Company's assets are held by, and all the operations are conducted through XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of December 31, 2025, the Company collectively owned 94.4% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 5.6% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and meeting certain market-based performance objectives.
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
As of December 31, 2025, the Company owned 30 lodging properties with a total of 8,868 rooms.
The Company’s principal executive offices are located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida, 32801, and our telephone number is (407) 246-8100. The Company’s website is www.xeniareit.com. The information contained on our website, or that can be accessed through our website, neither constitutes part of this Annual Report nor is incorporated by reference herein.
The following chart shows our structure as of December 31, 2025:
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
Our Financing and Capital Strategy
We strive to maintain a flexible capital structure that puts us in a position to be opportunistic in allocating capital for investment. We seek to maintain a modest amount of leverage and closely monitor our near-term debt maturities. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities, as well as with debt financings utilizing staggered maturities. Our debt includes our Revolving Credit Facility (as defined below), the 2024 Term Loans (as defined below), the Senior Notes (as defined below), mortgage loans collateralized by certain of our hotel properties, and leasehold interests under the ground leases on our hotel properties and may include other types of private and public debt in the future.
As of December 31, 2025, we had a total of $140.4 million of consolidated cash and cash equivalents and $82.7 million of restricted cash primarily set aside to maintain our hotels. Our weighted-average debt maturity as of December 31, 2025 was 1.2 years for our mortgage loans, 3.6 years for our corporate credit facility term loans, the Senior Notes, and revolving credit facility and 3.2 years for all debt. Our total debt had a weighted-average interest rate of 5.51%.
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
In October 2025, the Operating Partnership entered into an Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan Agreement (the “First Amendment to Amended and Restated Credit Agreement”), pursuant to which interest payable pursuant to the Amended and Restated Credit Agreement was reduced by removing the 0.10% credit spread adjustment to the term SOFR rate therein.
As of December 31, 2025, there was no outstanding balance on the Revolving Credit Facility.
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.

On May 27, 2021, the Operating Partnership entered into the indenture (the "2029 Notes Indenture") governing the $500 million of 4.875% Senior Notes due in 2029 (the "2029 Senior Notes"). On November 25, 2024, the Operating Partnership entered into the indenture (the "2030 Indenture" and together with the 2029 Notes Indenture, the "indentures") governing the $400 million of 6.625% Senior Notes due 2030 (the "2030 Senior Notes" and together with the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2030 Senior Notes, together with cash on hand, were used to redeem in full our outstanding $464.7 million aggregate principal of 6.375% Senior Notes due 2025 (the "2020 Senior Notes"). The indentures contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures.
From time to time, we may also seek to create value for our stockholders by opportunistically repurchasing shares of our common stock at valuations we believe are attractive. Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase our common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. The Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2025, the Company had approximately $97.5 million remaining under its share repurchase authorization.
We may also issue new equity or debt and use the proceeds from such issuances to acquire assets, make capital improvements that yield attractive risk-adjusted returns on investment, or for general corporate purposes. We maintain an At-The-Market ("ATM") program available for selling common stock with an aggregate gross offering price of up to $200 million. From time to time, we may sell shares under the ATM program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. to raise capital when we believe conditions are advantageous. We had $200 million available for issuance under the ATM Agreement as of December 31, 2025. We may issue equity under this program or other equity issuance programs if we determine that shares can be sold at an attractive price and there is a compelling use for such proceeds.
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
We conduct our business through a traditional umbrella partnership real estate investment trust ("UPREIT"), in which our hotels are indirectly owned by our Operating Partnership, through subsidiary limited partnerships, limited liability companies or other legal entities. We own and control 100% of the sole general partner of our Operating Partnership and own, directly or indirectly, approximately 94.4% of the Operating Partnership Units in our Operating Partnership, with the remaining 5.6% owned by certain of our executive officers and current or former members of our Board of Directors. In the future, we may issue additional common or preferred units in our Operating Partnership, from time to time, in connection with acquisitions of hotels, financings, compensation or other reasons.
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
Human Capital
Corporate Employees

As of December 31, 2025, we had 42 employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

We believe we offer competitive compensation and benefits programs and frequently benchmark our compensation and benefits package against those in our industry and in similar disciplines. Our benefit programs include an employee stock grant program, health plan options with generous cost-sharing and health savings account contributions, dental, vision, life and disability insurance, a retirement plan with matching employer contributions, tuition reimbursements, qualified parking benefits, significant amounts of paid time off and a hybrid remote work policy. We are dedicated to cultivating our employees through various paths, including training and development such as leadership training, professional certifications, and continuing education. Our performance management includes annual performance reviews and regular feedback. We also offer health and wellness programs and team-building initiatives throughout the year. Additionally, we are proud to have been recognized as one of America's Most Responsible Companies by Newsweek.

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
•We have a concentration of hotels in California, Texas and Florida, which exposes our business to the effects of regional events and occurrences.
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
•The land underlying certain of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
•We will not recognize any increase in the value of the land subject to our ground leases and may only receive a portion of compensation paid in any eminent domain proceeding with respect to the hotel.
•We or our third-party management companies are subject to operating agreements; if we or our third-party management companies are found to be in breach of these agreements or unable to renew these agreements, we could be materially or adversely affected.
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
•Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would materially increase our expenses and could impair our ability to expand our business and raise capital and reduce potential distributions to stockholders.
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
In our portfolio, 23 of the 30 hotels that we owned as of December 31, 2025 operate under brands owned by Marriott and Hyatt. As a result, our success is dependent in part on the continued success of Marriott and Hyatt and their respective brands. We believe that brands help to drive demand and increase guest loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hyatt brands is reduced or compromised, the goodwill associated with the Marriott and/or Hyatt branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott and/or Hyatt were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hyatt could, under certain circumstances, terminate our current agreements with them or decline to provide agreements for hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.
We have a concentration of hotels in California, Texas and Florida, which exposes our business to the effects of regional events and occurrences.

We have a concentration of hotels in California, Texas and Florida. Specifically, as of December 31, 2025, approximately 22%, 18% and 13% of rooms in our portfolio were located in California, Texas and Florida, respectively. The concentration of hotels in a certain region may expose us to risks of adverse legislation or economic developments, such as unfavorable treatment from state authorities, negative trends in the industry sectors that are concentrated in these markets and more severe restrictions related to health and safety measures, that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of competitive hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets and jurisdictions in which we are concentrated. In addition, our hotels may be subject to the effects of adverse acts of nature, such as hurricanes, wildfires, winter storms, hailstorms, strong winds, tropical storms, earthquakes, tornadoes, and tsunamis which have in the past caused flooding and other property damage to our hotels in specific geographic locations, including in the California, Texas and Florida markets. Some of these acts of nature may become more frequent and more severe due to the effects of climate change. Depending on the severity of these acts of nature, the damage to our hotels could require closure of all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken, and/or long-term power outages are resolved. Additionally, we cannot assure you that the amount of hurricane, wildfire, windstorm, earthquake, flood or other casualty insurance maintained for these hotels from time to time would entirely cover damages caused by any such event. As a result of this geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and adverse acts of nature than other areas in the United States.
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
Operational Risks
The land underlying certain of our hotels and/or meeting facilities is subject to a ground lease; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We lease the land underlying certain of our hotels and/or meeting facilities from third-parties as of December 31, 2025. One of these hotels is subject to a ground lease that covers all of the land underlying the respective hotel, and the second is subject to a ground lease that covers a portion of the land. Accordingly, we only own a long-term leasehold or similar interest in all or a portion of these hotels. The average remaining term of the ground leases, assuming no renewal options are exercised, is approximately 44 years. Assuming all renewal options are exercised, the average remaining term is 69 years. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which may materially and adversely affect our results of operations and financial condition.
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
We or our third-party management companies are subject to operating agreements; if we or our third-party management companies are found to be in breach of these agreements or unable to renew these agreements, we could be materially or adversely affected.
We or our third-party management companies are party to certain agreements such as leases, easements and license agreements. We can provide no assurance that we will be able to renew or exercise any available options to renew these agreements. Furthermore, if we lose the rights under these agreements due to a breach or non-renewal, this may materially and adversely affect our results of operations and financial condition.
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
Additional hotels or additional departments within our hotels or groups of employees may become subject to additional collective bargaining agreements in the future. Additionally, hotels we currently own or may own in the future could be subject to collective bargaining agreements due to various factors including, but not limited to, consolidation of third-party hotel managers. Negotiations of collective bargaining agreements, attempts by labor organizations to organize additional hotels, departments within our hotels or groups of employees or changes in labor laws that make it easier for unions to organize groups of our third-party hotel managers' employees could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies.
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

If we were to lose a brand license, or if the brand managers fail to defend their intellectual property rights, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor or brand manager, which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the franchisor or brand manager, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses or brand management agreements from the franchisor or brand in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise licenses or brand management agreements, or if the brand managers fail to defend their intellectual property rights, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

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

Technology and Information Systems Risks
We are increasingly dependent on information technology, and subject to cybersecurity attacks and other threats to the confidentiality, integrity and availability of our critical third-party IT systems and data.
The third-party hotel management companies that operate our hotels rely on information technology networks and systems, such as the Internet, hardware, software and cloud-based storage systems, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing, building and property management systems, point of sale systems, and operating data (collectively, "IT systems"). We also rely on IT systems for our REIT operations and business. We have limited contractual ability to require our third-party hotel management companies to implement new or enhanced cyber-security controls. They own and operate certain IT systems but also rely on IT systems provided or managed by their own third-party or even fourth-party vendors, on whom the security of our and their IT systems and data depend. Third-party hotel managers often rely on commercially available IT systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information, including personally identifiable information. As all companies, including our hotel managers and their vendors, increasingly use artificial intelligence ("AI") in their businesses, new and emerging social, ethical and cybersecurity threats are expected to pose significant reputational risks and other liabilities. In addition, as AI technologies are rapidly evolving, new and evolving governmental regulations, and new applications of existing laws to AI, are likely to impose additional costs and obligations on us, vendors and third-party hotel management companies.

We and certain of our third-party hotel management companies (and certain of their vendors) have experienced cyberattacks and security incidents, and we expect that attacks and incidents will continue in the future to varying degrees.
For example, certain of our third-party hotel management companies, including Marriott, Hilton and Kimpton, and various other vendors used by our third-party hotel management companies have publicly released statements disclosing cyber-attacks and/or unauthorized access to their guest reservation, point-of-sale systems, and other sensitive databases, some of which impacted our hotels and the guests that have used our hotels' services and amenities. Although we and our third-party hotel management companies carry cyber and/or privacy liability insurance, this insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches and does not protect against brand reputational risk which may impact future customer loyalty. Furthermore, such insurance may not be available to us or our third-party hotel management companies on commercially reasonable terms, or at all, which could lead to a material adverse effect on our results of operations and financial condition upon the occurrence of such cyber-attack and/or unauthorized access events.
At our corporate headquarters, in addition to maintaining our own cyber-risk insurance policy, we maintain security measures and provide employee security awareness training around phishing, malware, ransomware, and other cyber risks to protect the IT systems and data that support our REIT operations. However, no security measures can prevent or detect every occurrence of a cyber-attack or security incident that impacts our or our third-party hotel managers' IT systems or the information in those systems. There can also be no assurance that our or our third-party hotel managers' cybersecurity risk management programs and processes will be fully implemented, complied with or effective in protecting IT systems and information.
Threat actors are rapidly evolving and becoming increasingly sophisticated, in using techniques and tools - such as generative AI - to circumvent security controls, evade detection and even remove forensic evidence. As a result, we and our third-party hotel managers may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to IT systems, data or our respective businesses. Cybersecurity incident sources and attack vectors are diverse, including operator error or negligence, malfeasance by insiders, advanced malware (such as ransomware or viruses that cause system disruption), and exploitation of both known and unknown misconfigurations, "bugs" and vulnerabilities in software or hardware. In some cases, it will be difficult to anticipate or immediately detect incidents and the damage caused thereby. Any significant breakdown, invasion, destruction, interruption or leakage of our or our third-party hotel managers' IT systems could harm us, and we may be financially responsible for certain damages arising out of the harm such events to third-parties pursuant to our management agreements. As a result, future cybersecurity incidents could have a material impact on our business and adversely affect our financial condition, financial reporting abilities, and results of operations.
A failure to keep pace with developments in technology could impair our operations or competitive position.
The lodging industry continues to demand the use of sophisticated technology and systems, including those used by the third-party hotel management companies that operate our hotels for reservation, customer relationship management, analytics, revenue management, property management, human resources and payroll systems, their loyalty programs, and technologies made available to guests and for associates. These and other technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis. Our business could suffer if the third-party hotel management companies that operate our hotels cannot refine, update, and/or replace technologies and systems as quickly or effectively as their competitors, sufficiently in advance of obsolescence or performance failure or degradation, or within budgeted costs and time frames. Our hotels also may not achieve the benefits that we anticipate from any new or upgraded technology or system by the third-party hotel managers to operate our hotels, and a failure to do so could result in higher than anticipated costs or lower guest satisfaction or could impair our operating results. The development and deployment of new systems by third-party hotel managers to operate our hotels could involve delays, system interruptions, compromises of data security, or other operational impacts.
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
The credit agreement governing our revolving credit facility and our corporate credit facility term loans as well as the indentures contain customary covenants with which we must comply, which limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, incur liens on assets, enter into new types of businesses, engage in mergers, liquidations or consolidations, sell assets, make restricted payments (including the payment of dividends and other distributions), enter into negative pledges or limitations on the ability of subsidiaries to make certain distributions or to guarantee the indebtedness under the credit agreement, engage in certain transactions with affiliates, enter into sale and leaseback transactions, make investments and capital expenditures, acquire real estate assets, enter into speculative hedging transactions, change our fiscal year and make certain payments and prepayments with respect to subordinated debt. The credit agreement also contains financial covenants relating to our maximum total leverage ratio, maximum secured leverage ratio, maximum secured recourse leverage ratio, minimum fixed charge coverage ratio, minimum consolidated tangible net worth, minimum unsecured interest coverage ratio and maximum unencumbered leverage ratio. Any other credit facility or other loans that we enter into may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our continued ability to borrow under the revolving credit facility and any other credit facility that we may obtain will be subject to compliance with these covenants and our ability to meet these covenants will be adversely affected if U.S. lodging fundamentals do not continue to improve when and to the extent that we expect. In addition, our failure to comply with these covenants, as well as our inability to make required payments under the credit agreement or any future debt agreement, could cause an event of default under the credit agreement, which, if not waived, could result in the termination of the financing commitments under the credit agreement governing our revolving credit facility and corporate credit facility term loans and the acceleration of the maturity of the outstanding indebtedness thereunder, or could cause an event of default under such future debt agreement, which could result in the acceleration of the debt and require us to repay such debt with capital obtained from other sources, which may not be available to us or may be available only on unattractive terms. Furthermore, if we default on property-level secured debt, lenders can take possession of the hotel or hotels securing such debt. In addition, the credit agreement contains, and any future debt agreements may contain, cross-default provisions with respect to certain other recourse and non-recourse indebtedness and contain certain other events of default which would similarly, in each case, give the lenders under the credit agreement the right to terminate such financing commitments and accelerate the maturity of such indebtedness under the credit agreement or give the lenders under such other agreement the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on our credit agreement or any other debt agreements, it could materially and adversely affect us.
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
We have borrowed money, some of which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our indebtedness and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2025, approximately $378.1 million, or 26%, of our total debt outstanding, bore interest at variable rates which was hedged by interest rate protection agreements.
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
We believe that we qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2025, and we intend to continue operating in such a manner. However, we cannot assure you that we will remain qualified as a REIT or that we will not be required to rely on a REIT "savings clause." If we were to rely on a REIT "savings clause", we would have to pay a penalty tax, which could be material.
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
Overall, no more than 25% (20% for taxable years beginning before January 1, 2026) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax would apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. We will monitor the value of our investment in our TRS for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% TRS limitation or to avoid application of the 100% excise tax.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our assets can consist of debt of publicly offered REITs (i.e. REITs that are required to file annual and period reports with the SEC under the Exchange Act) that is not secured by real property, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of, certain attractive investments.
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
The indentures may limit our ability to make dividends, distributions and other restricted payments. The indentures restrict the Operating Partnership from making any dividend or other distribution with respect to any of its equity interests if a default or event of default, other than distributions to the Operating Partnership’s partners, including us, in an amount per fiscal year required to maintain our REIT status and avoid the payment of federal income or excise tax. These limitations could cause the market price of our common stock to decline significantly.
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
As with any publicly traded company, your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, issuances pursuant to our ATM program and equity awards that may be granted to our directors, officers, employees, and consultants. Our Board of Directors has approved an Incentive Award Plan (the "Plan"), which provides for the grant of cash and equity-based awards to our directors, officers, employees, and consultants. We reserved 14,000,000 shares of our common stock for issuance or transfer pursuant to awards under the Plan, which may be amended from time to time and may increase the number of shares of our common stock for issuance. For a more detailed description of the Plan, see "Part III-Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
The amount and frequency of our share repurchases may fluctuate.
The amount, timing and execution of our Repurchase Program may fluctuate based on our priorities for the use of cash for other purposes. These purposes include acquisitions, repayment of debt and returning cash to our stockholders as dividend payments. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.
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
We own 94.4% of the Operating Partnership Units and the remaining 5.6% of the Operating Partnership Units are owned by the other limited partners comprised of our executive officers and current or former members of our Board of Directors. However, in connection with our future acquisition of properties or otherwise, we may issue Operating Partnership Units to third-parties. Such issuances would reduce our ownership in our operating partnership. Because you will not directly own units of our Operating Partnership, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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

In addition, our hotels are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. Some of our hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals and cleaning solvents for on-site dry cleaners). Our hotels incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements, as well as claims from contamination or exposure to harmful substances or environmental conditions. There is also increasing attention from various policymakers to novel contaminants, including per- and polyfluoroalkyl substances (PFAS). For example, the U.S. Environmental Protection Agency has adopted regulations to treat certain PFAS as hazardous substances under CERCLA, which imposes strict liability for clean-up of contamination.

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

Additionally, our business is exposed to risks associated with societal efforts to mitigate or respond to climate change, including but not limited to regulatory developments and changes in market demand. For example, some state and local governments have adopted, or considered adopting, restrictions on water use or GHG emissions. Separately, various policymakers (including the State of California) have adopted disclosure requirements for a range of climate-related information, which may require us to incur substantial monitoring and compliance costs. Consumers are also increasingly aware of the climate change-related impact of travel and may change their traveling preferences or behaviors as a result. These and other risks may reduce demand for our properties or otherwise result in adverse impacts to our business, financial condition, and results of operations.

Increasing attention to, and evolving expectations for, environmental, social, and governance matters may increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their corporate responsibility practices. Expectations regarding corporate responsibility matters and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) or commitments to improve the corporate responsibility profile of our company and/or offerings, such initiatives or achievement of such commitments may be costly and may not have the desired effect. For example, methodologies, standards, and data regarding corporate responsibility matters continue to evolve, as do stakeholder expectations. Such expectations vary and, at times, may conflict. Our approach to corporate responsibility matters also evolves, and our approach may not align with the expectations or preferences of any particular stakeholder. For example, we may not be successful (or be perceived to be successful) in achieving our goals or initiatives, due to factors which may be in or out of our control. Additionally, certain disclosures, targets, goals or commitments may be based on assumptions, estimates, hypothetical expectations, or third-party information, which are necessarily uncertain and may be prone to errors or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many corporate responsibility matters.

In addition, various policymakers have adopted, or are considering adopting, requirements for extensive disclosures on climate-related and/or other corporate responsibility information, which may require us to incur significant additional costs to comply, including the implementation of significant new internal controls on matters historically not subject to such controls, and impose increased oversight obligations on our management and Board of Directors. Simultaneously, there are efforts by some stakeholders to reduce companies' efforts on certain corporate responsibility matters. Both advocates and opponents to certain corporate responsibility matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such litigation or activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents that impact Xenia’s corporate systems and information; and

•a third-party risk management process for key service providers that support our corporate functions consisting of diligence and contracting processes that are based on our assessment of their respective risk profiles and operational criticality.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our corporate operations, business strategy, results of operations, or financial condition. For information on the ongoing risks from cybersecurity threats experienced by our business, please refer to "Part I-Item 1A. Risk Factors - Technology and Information Systems Risks." As noted above, given our status as a REIT, we do not have actual or contractual access to the systems or information maintained by the property operators, managers and franchisors and we must rely on such operators’, managers’ and franchisors' programs and processes to protect the properties in which we invest.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program described above.

The Audit Committee reports to the Board of Directors regarding its activities, including those related to cybersecurity. The Board of Directors also receives periodic briefings from management on our cyber risk management program, including any significant incidents, as well as presentations on cybersecurity topics from our enterprise risk management committee ("ERMC") and internal information technology security staff as part of the Board of Directors’ continuing education on topics that impact public companies.

Our Vice President of Information Technology is primarily responsible for assessing and managing our material risks from cybersecurity threats, and helps to supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Vice President of Information Technology has over 20 years of experience in information technology and cybersecurity and has received training in cyber incident response. Our Vice President of Information Technology reports regularly to our ERMC and our senior management team, which in turn, periodically brief the Audit Committee and Board of Directors on our cybersecurity risk management program, significant incidents and related matters.

Our Vice President of Information Technology and management team work together closely to stay informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents that impact our corporate systems and information through various means, which may include briefings from internal and external security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the corporate IT environment.

Item 2. Properties
We lease our corporate headquarters located at 200 S. Orange Avenue, Suite 2700, Orlando, Florida 32801.
Hotel Properties
As of December 31, 2025, we owned a portfolio of 30 hotels and resorts across 14 states. We believe our portfolio of hotels is geographically diverse as our management team has implemented and executed a strategy of acquiring uniquely positioned luxury and upper upscale hotels and resorts primarily in the top 25 lodging markets and key leisure destinations in the United States.
Our Brand Affiliations
Our portfolio of hotels primarily operates under premium brands, with approximately 86.1% of our rooms operating under Marriott or Hyatt brands. The following table sets forth our brand affiliations as of December 31, 2025:

	Number of Hotels	Number of Rooms	Percentage of Total Rooms
Marriott
Autograph Collection	4	472	5.3%
Marriott	3	1,452	16.4%
Renaissance	1	522	5.9%
The Ritz-Carlton	2	570	6.4%
W	1	346	3.9%
Westin	2	875	9.9%
Subtotal	13	4,237	47.8%

Hyatt
Andaz	3	451	5.1%
Grand Hyatt	1	496	5.6%
Hyatt Centric	1	120	1.4%
Hyatt Regency	3	1,884	21.2%
Park Hyatt	1	327	3.7%
The Unbound Collection	1	119	1.3%
Subtotal	10	3,397	38.3%

Kimpton	4	637	7.2%

Loews	1	285	3.2%

Fairmont	1	185	2.1%

Hilton - Waldorf Astoria	1	127	1.4%

Total portfolio	30	8,868	100.0%

Our Hotels
The following table provides a list of our portfolio as of December 31, 2025(1):

Hotel	Rooms	Year Acquired/Opened	State	Brand Affiliation	Hotel Management Company(2)	Chain Scale Segment(3)
Andaz Napa(4)	141	2013	CA	Hyatt	Hyatt	L
Andaz San Diego	159	2013	CA	Hyatt	Hyatt	L
Andaz Savannah	151	2013	GA	Hyatt	Hyatt	L
Bohemian Hotel Savannah Riverfront, Autograph Collection	75	2012	GA	Marriott	Kessler	UU
Fairmont Pittsburgh	185	2018	PA	Fairmont	Accor	L
Grand Bohemian Hotel Charleston, Autograph Collection	50	2015	SC	Marriott	Kessler	UU
Grand Bohemian Hotel Mountain Brook, Autograph Collection	99	2015	AL	Marriott	Kessler	UU
Grand Bohemian Hotel Orlando, Autograph Collection(4)	248	2012	FL	Marriott	Kessler	UU
Grand Hyatt Scottsdale Resort	496	2017	AZ	Hyatt	Hyatt	L
Hyatt Centric Key West Resort & Spa	120	2013	FL	Hyatt	Hyatt	UU
Hyatt Regency Grand Cypress	779	2017	FL	Hyatt	Hyatt	UU
Hyatt Regency Portland at the Oregon Convention Center	600	2019	OR	Hyatt	Hyatt	UU
Hyatt Regency Santa Clara	505	2013	CA	Hyatt	Hyatt	UU
Kimpton Canary Hotel Santa Barbara	97	2015	CA	Kimpton	Kimpton	UU
Kimpton Hotel Monaco Salt Lake City	225	2013	UT	Kimpton	Kimpton	UU
Kimpton Hotel Palomar Philadelphia	230	2015	PA	Kimpton	Kimpton	UU
Kimpton RiverPlace Hotel	85	2015	OR	Kimpton	Kimpton	UU
Loews New Orleans Hotel	285	2013	LA	Loews	Loews	L
Marriott Dallas Downtown	416	2010	TX	Marriott	Marriott	UU
Marriott San Francisco Airport Waterfront(4)	688	2012	CA	Marriott	Marriott	UU
Marriott Woodlands Waterway Hotel & Convention Center(5)	348	2007	TX	Marriott	Marriott	UU
Park Hyatt Aviara Resort, Golf Club & Spa	327	2018	CA	Hyatt	Hyatt	L
Renaissance Atlanta Waverly Hotel & Convention Center	522	2012	GA	Marriott	Renaissance	UU
Royal Palms Resort & Spa, The Unbound Collection by Hyatt	119	2017	AZ	Hyatt	Hyatt	L
The Ritz-Carlton, Denver	205	2018	CO	Marriott	Marriott	L
The Ritz-Carlton, Pentagon City(5)	365	2017	VA	Marriott	Marriott	L
W Nashville	346	2022	TN	Marriott	Marriott	L
Waldorf Astoria Atlanta Buckhead	127	2018	GA	Hilton	Waldorf Astoria	L
Westin Galleria Houston	469	2013	TX	Marriott	Westin	UU
Westin Oaks Houston at the Galleria	406	2013	TX	Marriott	Westin	UU
(1)    Includes only the hotels in our portfolio as of December 31, 2025.
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
(4)    These properties are subject to mortgage debt as of December 31, 2025.
(5)    These hotels are subject to a ground lease that covers all or part of the land underlying the hotel. See "Part I-Item 2. Properties - Our Principal Agreements - Ground Leases and Real Estate Agreements" for more information.

Our Principal Agreements
Hotel Management and Franchise Agreements
In order to maintain our qualification as a REIT, we cannot directly or indirectly operate any of our hotels. We lease each of our 30 hotels to TRS lessees, which in turn engage property managers to manage our hotels. Each of our hotels is operated pursuant to a management agreement with an independent third-party hotel management company. Approximately 5% of our portfolio (by room count as of December 31, 2025) are also operated under distinct franchise agreements, which we refer to as "franchised hotels." Approximately 95% of our portfolio (by room count as of December 31, 2025) are operated pursuant to a management agreement, which we refer to as "brand-managed hotels."
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
Of our brand-managed hotels, approximately 45% of our brand-managed hotels (by room count as of December 31, 2025) are managed by Marriott and its affiliates, approximately 40% are managed by Hyatt and the remainder are managed by management companies affiliated with a variety of other brands.
Term
The majority of our management agreements for brand-managed hotels contain an initial term of between 10 to 30 years and have an average remaining term of approximately 13 years, assuming no renewal options are exercised by the management company. These agreements generally allow for one or more renewal periods at the option of the management company. The average remaining term of our management agreements assuming the exercise of all renewal options is approximately 25 years.
Fees
Our management agreements for brand-managed hotels typically contain a two-tiered fee structure, wherein the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fee is typically 3.0% of gross hotel revenues or receipts, but ranges from approximately 2.0% to 4.0%, the highest of which also include fees for additional non-management services. The incentive management fees range from 8% to 30% of net operating income (or other similar metrics, such as gross operating profit, as defined in the applicable management agreement) remaining after deducting a priority return ranging from to 8.5% to 11% of total capital investment in the hotel. We also pay certain accounting services fees to the management companies in a majority of the agreements. Our management agreements for brand-managed hotels also typically require the maintenance of furniture, fixtures and equipment replacement reserves ("FF&E reserves") generally ranging between 2% and 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
Term
The management agreements for our franchised hotels generally contain initial terms between 15 and 20 years with an average remaining initial term of approximately four years. None of these agreements contemplate a renewal or extension of the initial term or can be extended without our consent.
Fees
Generally, the management agreements for franchised hotels contain a two-tiered fee structure in which the management company receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee, each calculated on a per hotel basis. The base management fees range from 2.0% to 2.5% of gross hotel revenue. The incentive management fees are generally 30% of net operating income (or other similar metrics, as defined in the applicable management agreement) remaining after deducting a priority return typically equal to 9.25% of total capital investment in the hotel. We also pay certain accounting services fees to the management companies under a majority of the agreements. Our management agreements for franchised hotels also require FF&E reserves of 5% of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
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
In the event that a management company elects to terminate a management agreement due to certain events of default by us, the management company generally may recover a termination fee, as liquidated damages, as set forth in the applicable management agreement. The management agreements for franchised hotels grant us a right to terminate without cause upon notice to the management company and payment of a termination fee.
Sale of a Hotel
In order to sell a hotel, the management agreements for franchised hotels require either (i) the new owner is assigned the agreement or enters into a new agreement with the management company or (ii) the payment of a fee to the management company to terminate the agreement.
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
Guarantee and Franchisor Rights
The TRS lessee that is the franchisee is responsible for making all payments to the franchisor under the applicable franchise agreement; however, Xenia Hotels & Resorts, Inc., XHR LP and/or the corresponding property-owning subsidiary generally guarantee the TRS lessee’s obligations under the franchise agreements. In addition, the franchise agreements require that we provide the franchisor with a right of first refusal in the event of certain sales or transfers of a hotel and all of our agreements provide the franchisor the right to approve any change in the hotel’s management company.
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

Ground Leases and Real Estate Agreements
During the year ended December 31, 2025, the Company purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara, California.
The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2025 associated with the ground leases and real estate agreement we have with third-parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent	Base Rent Increases at Renewal
Ground Lease: Entire Property
The Ritz-Carlton, Pentagon City	May 7, 2040	2 x 25 years	$53,375(1)	Fair market rent adjustment at commencement of lease renewal
Ground Lease: Partial Property
Convention Center at Marriott Woodlands Waterway Hotel & Convention Center	June 30, 2100	No renewal rights	$13,195(2)	Not applicable
Real Estate Agreement: Ballroom Space
Hyatt Regency Santa Clara	April 30, 2084	No renewal rights	$35,571(3)	Not applicable
(1)    In addition to minimum rent, the Company may owe percentage rent. The Ritz-Carlton, Pentagon City incurs the greater of (i) minimum base rent or (ii) five percent (5%) of rooms revenues and, for the years ended December 31, 2025, 2024 and 2023, percentage rent exceeded minimum base rent.
(2)     The base rent is adjusted periodically based on a calculation tied to the Consumer Price Index for the Convention Center at Marriott Woodlands Waterway Hotel & Convention Center. The monthly minimum or base rent in this chart is for the period from January 1, 2025 through December 31, 2025.
(3)     The base rent is adjusted periodically based on a calculation tied to the Consumer Price Index for ballroom space at Hyatt Regency Santa Clara. The monthly minimum or base rent in this chart is for the period from January 1, 2025 through December 31, 2025. In addition to minimum rent, the Company may owe percentage rent. Hyatt Regency Santa Clara incurs the greater of (i) minimum base rent or (ii) five percent (5%) of ballroom revenues and, for the years ended December 31, 2025, 2024 and 2023, percentage rent did not exceed minimum base rent.
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
Shareholder Information
As of February 23, 2026, there were 9,070 holders of record of our outstanding common stock. This stockholder figure does not include a substantially greater number of "street name" holders, or beneficial holders, of our common stock whose shares are held by banks, brokers and other financial institutions. Also as of February 23, 2026, there were 13 holders (other than our Company) of our Operating Partnership Units comprising certain of our executive officers and current or former members of our Board of Directors, which includes, with respect to such executive officers, unvested long-term incentive plan partnership units ("LTIP Units"). LTIP Units may or may not vest based on the passage of time and meeting certain market-based performance objectives. Of the 5,504,207 LTIP Units outstanding at December 31, 2025, 2,817,894 units had vested and were eligible for redemption. Subject to certain restrictions, our Operating Partnership Units are redeemable for cash or, at our election, for our common shares.
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

Common Stock
The Company paid the following dividend on common stock during the year ended December 31, 2025 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.14	March 31, 2025	March 31, 2025	April 15, 2025
$0.14	June 30, 2025	June 30, 2025	July 15, 2025
$0.14	September 30, 2025	September 30, 2025	October 15, 2025
$0.14	December 31, 2025	December 31, 2025	January 15, 2026
The Company paid the following dividend on common stock during the year ended December 31, 2024 (1):

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.12	March 31, 2024	March 28, 2024	April 15, 2024
$0.12	June 30, 2024	June 28, 2024	July 15, 2024
$0.12	September 30, 2024	September 30, 2024	October 15, 2024
$0.12	December 31, 2024	December 31, 2024	January 15, 2025
(1)    For income tax purposes, dividends paid per share on our common stock in 2024 and 2025 were 100% taxable as ordinary income.
Share Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except that which we specifically incorporate by reference into such filing.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2020 to the NYSE closing price per share on December 31, 2025, with the cumulative total return on the Dow Jones U.S. Hotel and Lodging REIT Index ("DJUSHL REIT Index"), the Russell 2000 Index (the "Russell 2000 Index") and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index") for the same period. Total return values were calculated assuming a $100 investment on December 31, 2020 with reinvestment of all dividends in (i) our common shares, (ii) the DJUSHL REIT Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

Total Return Performance
150
125
100
75
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
Xenia Hotels & Resorts, Inc.
DJUSHL REIT Index
Russell 2000 Index
FTSE NAREIT Equity Index

The actual returns shown on the graph above are as follows:

	Value of Investment at December 31,
Name	2020	2021	2022	2023	2024	2025
Xenia Hotels & Resorts, Inc.	$100.00	$119.14	$87.29	$93.11	$105.06	$104.56
DJUSHL REIT Index	100.00	118.86	111.11	136.48	122.80	124.28
Russell 2000 Index	100.00	113.70	89.18	102.64	112.93	125.68
FTSE NAREIT Equity Index	100.00	138.98	101.42	110.50	115.54	114.14
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company's repurchases of shares of its common stock pursuant to its Repurchase Program (as defined below) during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Weighted- Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Program (in thousands)
October 1 to October 31, 2025	—	$—	—	$134,093
November 1 to November 30, 2025	2,697,110	$13.56	2,697,110	$97,527
December 1 to December 31, 2025	—	$—	—	$97,527
Total	2,697,110	$13.56	2,697,110
(1)    Our Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase our outstanding common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The Repurchase Program does not have an expiration date. The Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any particular amount of shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Special Note Regarding Forward-Looking Statements" and "Part I-Item 1A. Risk Factors" contained in this Annual Report and in our other reports that we file from time to time with the SEC.
Overview
Xenia is a self-advised and self-administered REIT that invests primarily in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of December 31, 2025, we owned 30 hotels and resorts, comprising 8,868 rooms across 14 states. Our hotels are primarily operated and/or licensed by industry leaders such as Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton, and The Kessler Collection.
We plan to grow our business through a differentiated acquisition strategy, proactive asset management and capital investment in our properties. We primarily target markets and sub-markets with particular positive characteristics, such as multiple demand generators, favorable supply and demand dynamics and attractive projected hotel revenue growth. We believe our focus on a broader range of markets allows us to evaluate a greater number of acquisition opportunities and, as a result, be highly selective in our pursuit of only those opportunities that best fit our investment criteria. We own and pursue hotels and resorts in the luxury and upper upscale hotel segments that are affiliated with premium leading brands, as we believe that these segments yield attractive risk-adjusted returns. Within these segments, we focus on hotels and resorts that will provide guests with a distinctive lodging experience and that are tailored to reflect local market environments.
We also target properties that exhibit an opportunity for us to enhance operating performance through proactive asset management and targeted capital investment. While we do not operate our hotel properties, our asset management team and our executive management team monitor and work with our hotel managers by conducting regular revenue, sales, and financial performance reviews and also perform in-depth on-site reviews focused on ongoing operating margin improvement initiatives. We interact frequently with our management companies and on-site management personnel, including conducting regular meetings with key executives of our management companies and brands. Through these efforts, we aim to enhance the guest experience, improve property efficiencies, lower costs, maximize revenues, and grow property operating margins, which we expect will increase long-term returns to our stockholders.
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
Market Outlook
The U.S. lodging industry has historically exhibited a strong correlation to U.S. GDP, which increased at an annual rate of approximately 2.2% during 2025, according to the U.S. Department of Commerce, in comparison to an increase of approximately 2.8% during 2024. The increase in U.S. GDP during the year ended December 31, 2025 reflected increases in consumer spending and investment. During the fourth quarter of 2025, U.S. GDP increased at an annual rate of 1.4%, a decrease from the annual rate increase of 4.4% for the third quarter of 2025. The increase during the fourth quarter of 2025 reflected increases in consumer spending and investment as well as a decrease in imports that were partially offset by decreases in government spending and exports. In addition, the unemployment rate remained flat at 4.4% in December 2025 compared to September 2025 and rose compared to 4.1% in June 2025.
Overall industry lodging demand decreased 0.5% and new hotel supply increased by 0.7% during the year ended December 31, 2025 compared to 2024. Industry RevPAR decreased 0.3% for the year ended December 31, 2025 compared to 2024, which was primarily driven by a 1.2% decrease in occupancy partially offset by a 0.9% increase in ADR. All U.S. data for the year ended December 31, 2025 are per industry reports.

Significant Events
The following significant events occurred during the year ended December 31, 2025:
•In January 2025, we drew the $100 million 2024 Delayed Draw Term Loan and used a portion of the borrowing to repay the then outstanding balance on the Revolving Credit Facility.
•In March 2025, we purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara, California for a purchase price of $25.4 million including transactions costs.
•In April 2025, we completed the disposition of the 545-room Fairmont Dallas, in Dallas, Texas for a sale price of $111.0 million resulting in a gain on sale of $40.0 million. Net cash proceeds from the sale, after transaction closing costs and other credits, were $101.4 million.
•During the year ended December 31, 2025, 9,353,816 shares were repurchased at a weighted-average price of $12.87 per share for an aggregate purchase price of $120.4 million.
•We invested approximately $86.6 million in portfolio improvements, which we believe will drive positive performance at these properties in the future.
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
Critical Accounting Policies and Estimates
General
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the following policies critical because they require the most difficult, subjective and complex judgments and include estimates about matters that are inherently uncertain, involve various assumptions, require management judgment, and because they are important for understanding and evaluating our reported financial results. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis, based on information that is then available to us, our historical experiences and various matters that we believe are reasonable and appropriate for consideration under the circumstances. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements in "Part IV-Item 15. Exhibits and Financial Statement Schedules." The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates.

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
Impairment
Long-lived assets and intangibles
The Company assesses the carrying values of the respective long-lived assets, which includes hotel properties and the related intangible assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Events or circumstances that may cause a review include, but are not limited to, when (1) a hotel property experiences a significant decrease in the market price of the long-lived asset, (2) a hotel property experiences a current or projected loss from operations combined with a history of operating or cash flow losses, (3) it becomes more likely than not that a hotel property will be sold before the end of its useful life, (4) an accumulation of costs is significantly in excess of the amount originally expected for the acquisition, construction or renovation of a long-lived asset, (5) adverse changes in demand occur for lodging at a specific property due to declining national or local economic conditions and/or new hotel construction in markets where the hotel is located, (6) there is a significant adverse change in legal factors or in the business climate that could affect the value of the long-lived asset and/or (7) there is a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition. When such conditions exist, we perform an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the eventual disposition of a hotel exceed its carrying value. If it is determined that the estimated undiscounted future cash flows do not exceed the carrying value of the asset, an adjustment to reduce the carrying amount of the hotel to its estimated fair market value is recorded and an impairment loss is recognized.
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
Results of Operations
Operating Results Overview
Our total portfolio RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 4.8% to $180.65 for the year ended December 31, 2025, compared to $172.36 for the year ended December 31, 2024. The increase in our total portfolio RevPAR for the year ended December 31, 2025 compared to the same period in 2024 was driven by increases in occupancy and ADR, disruption from renovations in 2024 and year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following its renovation. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio. Excluding dispositions and Grand Hyatt Scottsdale Resort, which underwent a transformative renovation during 2024, RevPAR increased 0.7% to $181.03 for the year ended December 31, 2025 compared to $179.76 for the year ended December 31, 2024.
Net income increased 296.6% for the year ended December 31, 2025 compared to 2024, which was primarily attributed to:
•a $38.3 million increase on gain on sale of investment properties;
•a $33.7 million increase in hotel operating income for our 30-comparable hotels;
•a $3.9 million reduction in loss on extinguishment of debt; and
•a $0.2 million reduction in impairment and other losses.
These increases were partially offset by:
•an $8.9 million reduction in operating income attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025;
•a $5.8 million increase in interest expense;
•income tax expense of $1.4 million in 2025 compared to an income tax benefit of $3.7 million in 2024;
•a $2.0 million increase in depreciation and amortization expense;
•a $1.9 million reduction in other income;
•a $1.8 million reduction in gain on business interruption insurance;
•a $0.5 million increase in general and administrative expenses; and
•a $0.1 million increase in other operating expenses.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders increased 8.9% and 5.7%, respectively, for the year ended December 31, 2025 compared to 2024. The increase during the year ended December 31, 2025 was primarily attributable to an increase in operating income as well disruption from renovations in 2024 and year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following its renovation, partially offset by a reduction in operating income attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of how they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.
Portfolio Composition
As of December 31, 2025 and 2024, the Company owned 30 lodging properties with a total of 8,868 rooms and owned 31 lodging properties with a total of 9,408 rooms, respectfully. As of December 31, 2023, the Company owned 32 lodging properties with a total of 9,514 rooms.
The following represents the disposition details for the properties sold in the years ended December 31, 2025 and 2024 (in thousands, except number of rooms):

Property	Date	No. of Rooms	Gross Sale Price
Fairmont Dallas	04/2025	545	$111,000
Total for the year ended December 31, 2025		545	$111,000

Lorien Hotel & Spa	07/2024	107	$30,000
Total for the year ended December 31, 2024		107	$30,000
No hotels were sold during the year ended December 31, 2023.
No hotels were acquired during the years ended December 31, 2025, 2024 and 2023.

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
Operating Information
The following table sets forth certain operating information for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
Number of properties at January 1	31	32	(1)
Properties acquired	—	—	—
Properties disposed	(1)	(1)	—
Number of properties at December 31	30	31	(1)
Number of rooms at January 1	9,408	9,514	(106)
Rooms in properties acquired or added to portfolio upon completion of property improvements(1)	5	1	4
Rooms in properties disposed or combined during property improvements(2)	(545)	(107)	(438)
Number of rooms at December 31	8,868	9,408	(540)

Portfolio Statistics:
Occupancy(3)	68.5%	67.4%	110 bps
ADR(3)	$263.79	$255.62	3.2%
RevPAR(3)	$180.65	$172.36	4.8%
Total RevPAR(3)	$326.61	$299.93	8.9%
Hotel operating income (in thousands)(4)	$329,922	$308,633	6.9%
(1)     During the year ended December 31, 2025, we added five newly created rooms at Grand Hyatt Scottsdale Resort. During the year ended December 31, 2024, we added one newly created room at Grand Bohemian Hotel Orlando, Autograph Collection.
(2)     During the year ended December 31, 2025, we sold one hotel with 545 rooms. During the year ended December 31, 2024, we sold one hotel with 107 rooms.
(3)    For hotels sold during the period, operating results and statistics are only included through the date of the respective disposition.
(4)    Hotel operating income represents the difference between total revenues and total hotel operating expenses.
Revenues
Revenues consists of room, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change	% Change
Revenues:
Rooms revenues	$596,536	$597,097	$(561)	(0.1)%
Food and beverage revenues	380,269	350,738	29,531	8.4%
Other revenues	101,695	91,212	10,483	11.5%
Total revenues	$1,078,500	$1,039,047	$39,453	3.8%
Rooms revenues
Rooms revenues for our total portfolio decreased $0.6 million, or 0.1%, to $596.5 million for the year ended December 31, 2025 from $597.1 million for the year ended December 31, 2024 primarily driven by a reduction of $21.3 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025 and the impact of short-term demand lift from hurricanes in the prior year, partially offset by increases in occupancy and ADR, as well as a ramp up in performance after disruption from renovations in the prior period. Excluding dispositions and Grand Hyatt Scottsdale Resort, rooms revenues for the year ended December 31, 2025 increased $2.4 million, or 0.4%, when compared to the prior period.

Food and beverage revenues
Food and beverage revenues increased $29.5 million, or 8.4%, to $380.3 million for the year ended December 31, 2025 from $350.7 million for the year ended December 31, 2024 primarily due to an increase in occupancy, disruption from renovations in the prior period and growth in banquets and catering resulting from strong group business demand. The increase is net of a reduction of $14.5 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding dispositions and Grand Hyatt Scottsdale Resort, food and beverage revenues for the year ended December 31, 2025 increased $20.7 million, or 6.5%, when compared to the prior period.
Other revenues
Other revenues increased $10.5 million, or 11.5%, to $101.7 million for the year ended December 31, 2025 from $91.2 million for the year ended December 31, 2024 primarily as a result of increases in occupancy and ancillary fees as well as disruption from renovations in the prior period. This increase is net of a reduction of $1.7 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding dispositions and Grand Hyatt Scottsdale Resort, other revenues for the year ended December 31, 2025 increased $8.5 million, or 10.1%, when compared to the prior period.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	Change	% Change
Hotel operating expenses:
Rooms expenses	$153,646	$152,133	$1,513	1.0%
Food and beverage expenses	254,305	241,186	13,119	5.4%
Other direct expenses	27,500	25,009	2,491	10.0%
Other indirect expenses	274,227	275,579	(1,352)	(0.5)%
Management and franchise fees	38,900	36,507	2,393	6.6%
Total hotel operating expenses	$748,578	$730,414	$18,164	2.5%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $18.2 million, or 2.5%, to $748.6 million for the year ended December 31, 2025 from $730.4 million for the year ended December 31, 2024 largely due to increases in occupancy as well as disruption from renovations in the prior period. This increase is net of a reduction of $26.9 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025. Excluding dispositions and Grand Hyatt Scottsdale Resort, total hotel operating expenses for the year ended December 31, 2025 increased $22.1 million, or 3.3%, when compared to the prior period.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	Change	% Change
Depreciation and amortization	$130,721	$128,749	$1,972	1.5%
Real estate taxes, personal property taxes and insurance	50,823	53,140	(2,317)	(4.4)%
Ground lease expense	1,850	3,179	(1,329)	(41.8)%
General and administrative expenses	36,792	36,245	547	1.5%
Gain on business interruption insurance	(510)	(2,338)	1,828	78.2%
Other operating expenses	2,434	2,303	131	5.7%
Impairment and other losses	279	520	(241)	(46.3)%
Total corporate and other expenses	$222,389	$221,798	$591	0.3%

Depreciation and amortization
Depreciation and amortization expense increased $2.0 million, or 1.5%, to $130.7 million for the year ended December 31, 2025 from $128.7 million for the year ended December 31, 2024. The increase was primarily attributed to the timing of new assets being placed in service partially offset by fully depreciated assets during the comparable periods and the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expenses decreased $2.3 million, or 4.4%, to $50.8 million for the year ended December 31, 2025 from $53.1 million for the year ended December 31, 2024. This decrease was primarily attributed to a reduction of $1.8 million attributed to the sale of Lorien Hotel & Spa in July 2024 and Fairmont Dallas in April 2025 and a $1.2 million reduction in insurance expense, partially offset by a $0.6 million increase in real estate taxes.
Ground lease expense
Ground lease expense decreased $1.3 million, or 41.8%, to $1.9 million for the year ended December 31, 2025 from $3.2 million for the year ended December 31, 2024. The decrease was primarily attributable to the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in March 2025.
General and administrative expenses
General and administrative expenses increased $0.5 million, or 1.5%, to $36.8 million for the year ended December 31, 2025 from $36.2 million for the year ended December 31, 2024. The increase is primarily related to increases in professional fees and other costs.
Gain on business interruption insurance
Gain on business interruption insurance was $0.5 million for the year ended December 31, 2025, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to two incidents which occurred in 2024. Gain on business interruption insurance was $2.3 million for the year ended December 31, 2024, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to a restaurant kitchen fire which occurred in 2023.
Results of Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	Change	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$39,953	$1,628	$38,325	2,354.1%
Other income	7,526	9,399	(1,873)	(19.9)%
Interest expense	(86,722)	(80,882)	(5,840)	7.2%
Loss on extinguishment of debt	—	(3,850)	(3,850)	100.0%
Income tax (expense) benefit	(1,391)	3,740	5,131	137.2%
Gain on sale of investment properties
The gain on sale of investment properties for the year ended December 31, 2025 was attributed to the sale of Fairmont Dallas in April 2025. The gain on sale of investment properties for the year ended December 31, 2024 was attributed to the sale of Lorien Hotel & Spa in July 2024.
Other income
Other income decreased $1.9 million, or 19.9%, to $7.5 million for the year ended December 31, 2025 from $9.4 million for the year ended December 31, 2024 primarily attributed to a $2.8 million net decrease in recognized gain on insurance recoveries and a $0.6 million non-recurring loss at one property. These decreases were partially offset by a $1.2 million expense related to a legal settlement recognized in the prior year and the recognition of a $1.1 million net gain related to the write off of the right-of-use and lease liability related to the purchase of the fee simple interest in the land underlying the Hyatt Regency Santa Clara.

Interest expense
Interest expense increased $5.8 million, or 7.2%, to $86.7 million for the year ended December 31, 2025 from $80.9 million for the year ended December 31, 2024, primarily due to higher average outstanding term loan debt, rising interest rates on variable debt coupled with the expiration of certain interest rate hedges in February 2025 and a reduction in capitalized interest. These increases were partially offset by lower outstanding balances on the Senior Notes. Refer to Note 6 in the consolidated financial statements included herein for further discussion.
Loss on extinguishment of debt
The loss on extinguishment of debt of $3.9 million for the year ended December 31, 2024 was primarily attributable to the write-off of $2.0 million of certain unamortized debt issuance costs associated with full redemption of the outstanding $464.7 million aggregate principal of the 2020 Senior Notes and refinancing of the prior revolving line of credit in November 2024. Additionally, $1.8 million of fees were expensed in connection with the new credit facility.
Income tax (expense) benefit
Income tax expense increased $5.1 million, or 137.2%, to $1.4 million for the year ended December 31, 2025 from income tax benefit $3.7 million for the year ended December 31, 2024. This increase is primarily attributed to a $5.3 million tax benefit in the prior period associated with the release of the valuation allowance related to certain state net operating loss carryforwards, higher projected taxable income when compared to the prior periods and the use of federal and state net operating loss carryforwards.
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
This information is contained in "Part II-Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025, and is incorporated herein by reference.
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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$66,899	$16,870	$19,874
Adjustments:
Interest expense	86,722	80,882	84,997
Income tax expense (benefit)	1,391	(3,740)	1,447
Depreciation and amortization	130,721	128,749	132,023
EBITDA	$285,733	$222,761	$238,341
Impairment of investment properties	279	—	—
Gain on sale of investment properties	(39,953)	(1,628)	—
EBITDAre	$246,059	$221,133	$238,341

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	(278)	(341)	(348)
Gain on insurance recoveries(1)	(1,649)	(4,428)	(535)
Loss on extinguishment of debt	—	3,850	1,189
Amortization of share-based compensation expense	13,069	13,658	13,168
Non-cash ground rent and straight-line rent expense	113	(435)	(75)
Other non-recurring expenses(2)	1,030	3,686	—
Adjusted EBITDAre attributable to common stock and unit holders	$258,344	$237,123	$251,740
(1)    During the years ended December 31, 2025, 2024, and 2023, we recorded $1.6 million, $4.4 million, and $0.5 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the consolidated statements of operations and comprehensive income for the periods then ended.
(2)    Includes adjustments for pre-opening expenses, repair and clean-up costs related to property damage and other non-recurring items.

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$66,899	$16,870	$19,874
Adjustments:
Depreciation and amortization related to investment properties	130,443	128,408	131,675
Impairment of investment properties	279	—	—
Gain on sale of investment properties	(39,953)	(1,628)	—
FFO attributable to common stock and unit holders	$157,668	$143,650	$151,549

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	(1,649)	(4,428)	(535)
Loss on extinguishment of debt	—	3,850	1,189
Loan related costs, net of adjustment related to non-controlling interests(2)	4,487	5,361	4,915
Amortization of share-based compensation expense	13,069	13,658	13,168
Non-cash ground rent and straight-line rent expense	113	(435)	(75)
Other non-recurring expenses(3)	1,030	3,686	—
Adjusted FFO attributable to common stock and unit holders	$174,718	$165,342	$170,211
(1)    During the years ended December 31, 2025, 2024, and 2023, we recorded $1.6 million, $4.4 million, and $0.5 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the consolidated statements of operations and comprehensive income for the periods then ended.
(2)    Loan related costs includes amortization of debt premiums, discounts and deferred loan origination costs.
(3)    Includes adjustments for pre-opening expenses, repair and clean-up costs related to property damage and other non-recurring items.
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
Liquidity
As of December 31, 2025, we had $140.4 million of consolidated cash and cash equivalents and $82.7 million of restricted cash and escrows. The restricted cash as of December 31, 2025 primarily consisted of $70.3 million related to FF&E reserves as required per the terms of our management and franchise agreements, $5.5 million in an interest-bearing escrow account held with a lender, $2.4 million in deposits made for capital projects, cash held in restricted escrows of $2.3 million primarily for real estate taxes and mortgage escrows and $2.2 million for escrow holdbacks.
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
In October 2025, the Operating Partnership entered into an Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan Agreement (the "First Amendment to Amended and Restated Credit Agreement"), pursuant to which interest payable pursuant to the Amended and Restated Credit Agreement was reduced by removing the 0.10% credit spread adjustment to the term SOFR therein.
As of December 31, 2025, the Company had no outstanding balance on the Revolving Credit Facility with remaining availability of $500 million.
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.
We maintain an ATM program available for selling common stock with an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the year ended December 31, 2025. As of December 31, 2025, $200 million of common stock remained available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of December 31, 2025, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.51%. Our weighted-average debt maturity as of December 31, 2025 was 1.2 years for our mortgage loans, 3.6 years for our corporate credit facility term loans, the Senior Notes, and revolving credit facility and 3.2 years for all debt.
Debt as of December 31, 2025 and December 31, 2024 consisted of the following (dollars in thousands):

	Rate Type		Rate(1)		Maturity Date	December 31, 2025	December 31, 2024
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	(2)	4.53%		3/1/2026	52,034	53,306
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027	103,732	105,972
Andaz Napa	Fixed	(3)	5.72%		1/19/2028	54,081	55,000
Total Mortgage Loans			4.89%	(4)		$209,847	$214,278
Corporate Credit Facilities(5)
2024 Initial Term Loan	Variable	(6)	5.50%		11/3/2028	225,000	225,000
2024 Delayed Draw Term Loan	Variable	(6)	5.50%		11/3/2028	100,000	—
Revolving Credit Facility	Variable	(7)	5.50%		11/3/2028	—	10,000
Total Corporate Credit Facilities						$325,000	$235,000
2029 Senior Notes $500M	Fixed		4.88%		6/1/2029	500,000	500,000
2030 Senior Notes $400M	Fixed		6.63%		5/15/2030	400,000	400,000
Loan premiums, discounts and unamortized deferred financing costs, net(8)						(11,966)	(14,575)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.51%	(4)		$1,422,881	$1,334,703
(1)The rates shown represent the annual interest rates as of December 31, 2025. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)This mortgage loan was repaid in full in February 2026.
(3)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(4)Represents the weighted-average interest rate as of December 31, 2025.
(5)In November 2024, the Company upsized and extended its corporate credit facility. The amended and restated credit facility consists of a $500 million revolving line of credit, a new $225 million term loan and a $100 million delayed draw term loan which was funded in January 2025. The amended and restated credit facility matures in November 2028 and can be extended by up to two additional six-month periods. Pricing on the amended and restated credit facility remains the same.
(6)A variable interest loan for which the spread to Term SOFR varies based on the Company's leverage ratio, as further described below under "Corporate Credit Facilities."
(7)The spread to Term SOFR varies based on the Company's leverage ratio, as further described below under "Corporate Credit Facilities".
(8)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.
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
In October 2025, the Operating Partnership entered into an Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan Agreement (the "First Amendment to Amended and Restated Credit Agreement"), pursuant to which interest payable pursuant to the Amended and Restated Credit Agreement was reduced by removing the 0.10% credit spread adjustment to the term SOFR therein.
As of December 31, 2025, there was no outstanding balance on the Revolving Credit Facility. During the years ended December 31, 2025, 2024 and 2023, the Company incurred unused commitment fees under the then-applicable revolving credit facility of approximately $1.5 million, $1.4 million and $1.4 million, respectively. During the year ended December 31, 2025 and 2024, the Company incurred minimal interest on the Revolving Credit Facility. During the year ended December 31, 2023, the Company did not incur interest expense on the then-applicable revolving line of credit.
Senior Notes
On May 27, 2021, the Operating Partnership entered into the indenture (the "2029 Notes Indenture") governing the $500 million of 4.875% Senior Notes due in 2029 (the "2029 Senior Notes"). On November 25, 2024, the Operating Partnership entered into the indenture (the "2030 Indenture" and together with the 2029 Notes Indenture, the "indentures") governing the $400 million of 6.625% Senior Notes due 2030 (the "2030 Senior Notes" and together with the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2030 Senior Notes, together with cash on hand, were used to redeem in full our outstanding $464.7 million aggregate principal of 6.375% Senior Notes due 2025 (the "2020 Senior Notes"). The indentures contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures.
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
Debt Covenants
As of December 31, 2025, we were in violation of a debt covenant on one mortgage loan. We have cured the violation by depositing a total of $5.5 million, inclusive of $2.7 million funded in 2024, in an interest-bearing escrow account held by the lender. As of December 31, 2025, we were in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the Revolving Credit Facility, 2024 Term Loans, remaining mortgage loans or Senior Notes.
Derivatives
We continuously monitor and evaluate the level of floating rate debt exposure that we have and will continue to use interest rate hedges to limit it as we determine appropriate. See "Part II-Item. 7 Management's Discussion of Financial Condition and Results of Operations - Derivative Instruments" for more information related to our hedging policy and transaction activity.

Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, we had $200 million available for sale under the ATM Agreement.
The Board of Directors has authorized a stock repurchase program pursuant to which we are authorized to repurchase our common stock, par value $0.01 per share, in the open market, in privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 plans (the "Repurchase Program"). Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. This Repurchase Program does not have an expiration date. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any particular amount of shares.
During the year ended December 31, 2025, 9,353,816 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.87 per share for an aggregate purchase price of $120.4 million. During the year ended December 31, 2024, 1,130,846 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.02 per share for an aggregate purchase price of $15.8 million. During the year ended December 31, 2023, 10,414,262 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.74 per share for an aggregate purchase price of $132.7 million. As of December 31, 2025, the Company had approximately $97.5 million remaining under its share repurchase authorization.
Off-Balance Sheet Arrangements
As of December 31, 2025, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts at December 31, 2025 totaled $11.7 million.
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
As of December 31, 2025 and 2024, we had a total of $70.3 million and $58.9 million, respectively, of FF&E reserves. During the years ended December 31, 2025 and 2024, we made total capital expenditures of $86.6 million and $140.6 million, respectively.
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

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The table below presents summary cash flow information for the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$176,514	$163,724
Net cash used in investing activities	(7,075)	(108,246)
Net cash used in financing activities	(89,912)	(134,971)
Net increase (decrease) in cash and cash equivalents and restricted cash	$79,527	$(79,493)
Cash and cash equivalents and restricted cash, at beginning of year	143,582	223,075
Cash and cash equivalents and restricted cash, at end of year	$223,109	$143,582
Operating
•Cash provided by operating activities was $176.5 million and $163.7 million for the years ended December 31, 2025 and 2024, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net increase to cash provided by operating activities during the year ended December 31, 2025 was primarily due to an increase in operating income as well disruption from renovations in 2024 and year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. Refer to the "Results of Operations" section for further discussion of our operating results for the years ended December 31, 2025 and 2024.
Investing
•Cash used in investing activities was $7.1 million and $108.2 million for the years ended December 31, 2025 and 2024, respectively.
•Cash used in investing activities for the year ended December 31, 2025 was attributed to $86.6 million in capital improvements at our hotel properties and $25.4 million for the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara, which was partially offset by net proceeds of $101.4 million from the sale of Fairmont Dallas and $3.6 million of proceeds from property insurance.
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
Financing
•Cash used in financing activities was $89.9 million and $135.0 million for the years ended December 31, 2025 and 2024, respectively.
•Cash used in financing activities for the year ended December 31, 2025 was attributed to (i) the repurchase of common stock totaling $120.4 million, (ii) the payment of $54.2 million in dividends, (iii) the repayment of the Revolving Credit Facility of $20.0 million, (iv) principal payments of mortgage debt totaling $4.4 million, (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million and (vi) the redemption of Operating Partnership Units for cash of $0.3 million, partially offset by the proceeds from the 2024 Delayed Draw Term Loan of $100.0 million and proceeds from a $10.0 million draw on the Revolving Credit Facility.
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
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk in accordance with the criteria of the hedging policy approved by our Board of Directors. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income or accumulated other comprehensive income based on the applicable hedge accounting guidance. We anticipate that our interest rate hedge will be highly effective because the terms of the derivative instrument closely matches the terms of the related hedged debt agreement. As such, periodic changes in the fair value of these derivatives are expected to be reflected in other comprehensive income in our consolidated financial statements. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes this credit risk by transacting with well-known creditworthy financial institutions.
Our ability to apply hedge accounting in the future could be impacted to the extent that the payment terms of our loans change. The discontinuation of hedge accounting could result in future changes in the fair market values of hedges and/or a portion or all of the $0.1 million balance of accumulated other comprehensive income as of December 31, 2025 to be recognized on the consolidated statements of operations and comprehensive income through net income. Any future defaults by the Company under the terms of its hedges, including those which may arise from cross default provisions with loan agreements, could result in the Company being immediately liable for the fair market value liability of the defaulted hedges.
As of December 31, 2025, we had one interest rate swap with an aggregate notional amount of $55.0 million. This swap fixes the variable interest rate on one mortgage loan to daily SOFR through the end of 2026.
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
Subsequent Events
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying consolidated financial statements included herein this Annual Report for additional information related to recently issued accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of December 31, 2025 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $3.3 million per annum. If market rates of interest on all of the variable rate debt as of December 31, 2024 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $0.1 million per annum. The increase from the prior period was driven by the maturity of $225.0 million notional value of interest rate hedges in mid-February 2025.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near-term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into an interest rate swap agreement to hedge interest rate risk. Refer to Note 6 in the consolidated financial statements included herein this Annual Report for our mortgage debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 7 in the consolidated financial statements included herein this Annual Report for more information on our interest rate swap derivatives.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of December 31, 2025, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$55,381	$101,386	$—	$500,000	$400,000	$—	$1,056,767	$1,066,759
Variable rate debt	—	1,002	377,078	—	—	—	378,080	371,403
Total	$55,381	$102,388	$377,078	$500,000	$400,000	$—	$1,434,847	$1,438,162
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.56%	4.63%	—%	4.88%	6.63%	—%	5.50%	5.68%
Variable rate debt	—%	5.72%	5.53%	—%	—%	—%	5.53%	6.13%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs of $12.0 million as of December 31, 2025.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of December 31, 2025.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective for the purpose of ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the fair representation of published financial statements in accordance with GAAP and includes those policies and procedures that:
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
In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2025, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework (2013). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2025, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
The following information with respect to our Board of Directors and executive officers is presented as of February 24, 2025:

Name	Age	Position at Xenia	Principal Employment
Marcel Verbaas	56	Chair and Chief Executive Officer	Xenia Hotels & Resorts, Inc.
Barry A.N. Bloom	61	President and Chief Operating Officer	Xenia Hotels & Resorts Inc.
Atish Shah	52	Executive Vice President, Chief Financial Officer and Treasurer	Xenia Hotels & Resorts Inc.
Taylor C. Kessel	46	Senior Vice President, General Counsel and Secretary	Xenia Hotels & Resorts Inc.
Joseph T. Johnson	50	Senior Vice President and Chief Accounting Officer	Xenia Hotels & Resorts Inc.
Dennis D. Oklak	72	Lead Director	Formerly Duke Realty Corporation
Keith E. Bass	61	Director	Mattamy Homes US
Thomas M. Gartland	68	Director	Montway Auto Transport
Beverly K. Goulet	71	Director	Formerly American Airlines Group, Inc.
Arlene Isaacs-Lowe	66	Director	Formerly Moody's Corporation
Mary Elizabeth McCormick	68	Director	Formerly Center for Real Estate, The Fischer School of Business, The Ohio State University
Terrence Moorehead	63	Director	Formerly Nature's Sunshine Products, Inc.
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
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed as a part of this Annual Report on Form 10-K:
1)Financial Statements.
Report of Independent Registered Public Accounting Firm
The consolidated financial statements of the Company are set forth under "Part II-Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
2)Financial Statement Schedules. The following financial statement schedule is filed herein on pages F-37 through F-40:
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

3.5	Articles Supplementary of Xenia Hotels and Resorts, Inc., as filed on May 22, 2018 with the Maryland Department of Assessments and Taxation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 23, 2018)

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

4.1	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on March 2, 2023)

4.2	Indenture, dated May 27, 2021, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.3	Form of 4.875% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 27, 2021)

4.4	Indenture, dated November 25, 2024, among XHR LP, Xenia Hotels & Resorts, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on November 26, 2024)

4.5	Form of 6.625% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on November 26, 2024)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of XHR LP, dated as of November 10, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 12, 2015)

10.2	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of XHR LP dated October 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on October 31, 2019)

10.3	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 4, 2024, by and among XHR LP, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 7, 2024)

10.4	Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of October 29, 2025, by and among XHR LP, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on October 31, 2025)

10.5	Amended and Restated Parent Guaranty, dated as of November 4, 2024, by Xenia Hotels & Resorts, Inc. for the benefit of JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 7, 2024)

10.6+	Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.7+	First Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 28, 2017)

10.8	Xenia Hotels & Resorts, Inc. Director Compensation Program, as Amended and Restated, dated as of February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2020)

10.9+	Form of LTIP Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2018)

10.10+	Form of Indemnification Agreement entered into between Xenia Hotels & Resorts, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Company’s Registration Statement on Form 10 (File No. 001-36594) filed on January 9, 2015)

10.11+	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 7, 2015)

10.12+	Xenia Hotels & Resorts, Inc. Amended and Restated Retirement Policy effective as of May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on August 1, 2025)

10.13+	Form of Time-Based LTIP Unit Agreement (2020) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.14+	Form of Class A Performance Unit Agreement (2020) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 11, 2020)

10.15+	Second Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.16+	Third Amendment to the Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36594) filed on May 19, 2020)

10.17+	Fourth Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 17, 2023)

10.18+	Fifth Amendment to Xenia Hotels & Resorts, Inc., XHR Holding, Inc. and XHR LP 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36594) filed on May 14, 2025)

10.19+	Form of First Amendment to Severance Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2024)

10.20+	Form of Time-Based LTIP Unit Agreement (2024) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 3, 2024)

10.21+	Form of Class A Performance LTIP Unit Agreement (2024) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on May 3, 2024)

19.1	Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 25, 2025)

21.1*	Subsidiaries of Xenia Hotels & Resorts, Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Xenia Hotels & Resorts, Inc. Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K (File No. 001-36594) filed on February 27, 2024)

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
XENIA HOTELS & RESORTS, INC.

/s/ MARCEL VERBAAS
By:	Marcel Verbaas
Chair and Chief Executive Officer
Date:	February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ MARCEL VERBAAS	Chair and Chief Executive Officer (principal executive officer)	February 24, 2026
Name:	Marcel Verbaas

By:	/s/ ATISH SHAH	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 24, 2026
Name:	Atish Shah

By:	/s/ JOSEPH T. JOHNSON	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 24, 2026
Name:	Joseph T. Johnson

By:	/s/ DENNIS D. OKLAK	Lead Director	February 24, 2026
Name:	Dennis D. Oklak

By:	/s/ KEITH E. BASS	Director	February 24, 2026
Name:	Keith E. Bass

By:	/s/ THOMAS M. GARTLAND	Director	February 24, 2026
Name:	Thomas M. Gartland

By:	/s/ BEVERLY K. GOULET	Director	February 24, 2026
Name:	Beverly K. Goulet

By:	/s/ ARLENE ISAACS-LOWE	Director	February 24, 2026
Name:	Arlene Isaacs-Lowe

By:	/s/ MARY ELIZABETH McCORMICK	Director	February 24, 2026
Name:	Mary Elizabeth McCormick

By:	/s/ TERRENCE MOOREHEAD	Director	February 24, 2026
Name:	Terrence Moorehead

XENIA HOTELS & RESORTS, INC.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Xenia Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Evaluation of the estimated hold periods for investments in hotel properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of hotel properties whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be fully recoverable. As of December 31, 2025, investments in hotel properties were $2.5 billion.
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
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Xenia Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Xenia Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Orlando, Florida
February 24, 2026

XENIA HOTELS & RESORTS, INC.
Consolidated Balance Sheets
As of December 31, 2025 and 2024
(Dollar amounts in thousands)

	December 31, 2025	December 31, 2024
Assets:
Investment properties:
Land	$472,648	$455,907
Buildings and other improvements	3,128,322	3,190,885
Total	$3,600,970	$3,646,792
Less: accumulated depreciation	(1,098,972)	(1,054,704)
Net investment properties	$2,501,998	$2,592,088
Cash and cash equivalents	140,427	78,201
Restricted cash and escrows	82,682	65,381
Accounts and rents receivable, net of allowance for doubtful accounts	26,937	25,758
Intangible assets, net of accumulated amortization (Note 5)	4,850	4,856
Deferred tax assets, net (Note 9)	5,544	5,345
Other assets	46,237	59,987
Total assets	$2,808,675	$2,831,616
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 6)	$1,422,881	$1,334,703
Finance lease liabilities	7,606	1,971
Accounts payable and accrued expenses	93,541	102,896
Distributions payable	13,538	12,566
Other liabilities	87,572	99,147
Total liabilities	$1,625,138	$1,551,283
Commitments and Contingencies (Note 14)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 92,153,929 and 101,310,135 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	922	1,013
Additional paid in capital	1,803,644	1,921,006
Accumulated other comprehensive income	86	925
Accumulated distributions in excess of net earnings	(670,434)	(679,841)
Total Company stockholders' equity	$1,134,218	$1,243,103
Non-controlling interests	49,319	37,230
Total equity	$1,183,537	$1,280,333
Total liabilities and equity	$2,808,675	$2,831,616
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rooms revenues	$596,536	$597,097	$588,278
Food and beverage revenues	380,269	350,738	354,114
Other revenues	101,695	91,212	83,051
Total revenues	$1,078,500	$1,039,047	$1,025,443
Expenses:
Rooms expenses	153,646	152,133	145,274
Food and beverage expenses	254,305	241,186	235,961
Other direct expenses	27,500	25,009	23,467
Other indirect expenses	274,227	275,579	263,833
Management and franchise fees	38,900	36,507	35,235
Total hotel operating expenses	$748,578	$730,414	$703,770
Depreciation and amortization	130,721	128,749	132,023
Real estate taxes, personal property taxes and insurance	50,823	53,140	50,491
Ground lease expense	1,850	3,179	3,016
General and administrative expenses	36,792	36,245	37,219
Gain on business interruption insurance	(510)	(2,338)	(218)
Other operating expenses	2,434	2,303	1,530
Impairment and other losses	279	520	—
Total expenses	$970,967	$952,212	$927,831
Operating income	$107,533	$86,835	$97,612
Gain on sale of investment properties	39,953	1,628	—
Other income	7,526	9,399	9,895
Interest expense	(86,722)	(80,882)	(84,997)
Loss on extinguishment of debt	—	(3,850)	(1,189)
Net income before income taxes	$68,290	$13,130	$21,321
Income tax (expense) benefit	(1,391)	3,740	(1,447)
Net income	$66,899	$16,870	$19,874
Net income attributable to non-controlling interests	$(3,811)	$(727)	$(732)
Net income attributable to common stockholders	$63,088	$16,143	$19,142

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Operations and Comprehensive Income - Continued
For the Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Basic and diluted earnings per share:
Net income per share available to common stockholders	$0.64	$0.15	$0.17
Weighted-average number of common shares (basic)	96,711,589	101,846,303	108,192,148
Weighted-average number of common shares (diluted)	97,162,875	102,271,394	108,412,485

Comprehensive Income:
Net income	$66,899	$16,870	$19,874
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	(169)	2,517	5,220
Reclassification adjustment for amounts recognized in net income (interest expense)	(706)	(4,081)	(2,690)
	$66,024	$15,306	$22,404
Comprehensive income attributable to non-controlling interests:
Comprehensive income attributable to non-controlling interests	$(3,775)	$(677)	$(823)
Comprehensive income attributable to the Company	$62,249	$14,629	$21,581
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive Income	Accumulated Distributions in Excess of Net Earnings	Non-controlling Interests of Operating Partnership	Total
Balance at December 31, 2022	112,519,672	$1,126	$2,063,273	$—	$(623,216)	$18,825	$1,460,008
Net income	—	—	—	—	19,142	732	19,874
Repurchase of common shares, net	(10,414,262)	(104)	(132,618)	—	—	—	(132,722)
Dividends, common share / units ($0.40)	—	—	—	—	(43,172)	(891)	(44,063)
Share-based compensation	69,391	—	1,842	—	—	11,679	13,521
Shares redeemed to satisfy tax withholding on vested share-based compensation	(18,842)	—	(275)	—	—	—	(275)
Redemption of Operating Partnership Units	216,630	2	2,553	—	—	(3,931)	(1,376)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	5,022	—	198	5,220
Reclassification adjustment for amounts recognized in net income	—	—	—	(2,583)	—	(107)	(2,690)
Balance at December 31, 2023	102,372,589	1,024	1,934,775	2,439	(647,246)	26,505	1,317,497
Net income	—	—	—	—	16,143	727	16,870
Repurchase of common shares, net	(1,130,846)	(11)	(15,839)	—	—	—	(15,850)
Dividends, common share / units ($0.48)	—	—	—	—	(48,738)	(1,090)	(49,828)
Share-based compensation	93,913	1	2,461	—	—	11,793	14,255
Shares redeemed to satisfy tax withholding on vested share-based compensation	(25,521)	(1)	(391)	—	—	—	(392)
Redemption of Operating Partnership Units	—	—	—	—	—	(655)	(655)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	2,371	—	146	2,517
Reclassification adjustment for amounts recognized in net income	—	—	—	(3,885)	—	(196)	(4,081)
Balance at December 31, 2024	101,310,135	1,013	1,921,006	925	(679,841)	37,230	1,280,333
Net income	—	—	—	—	63,088	3,811	66,899
Repurchase of common shares, net	(9,353,816)	(93)	(120,265)	—	—	—	(120,358)
Dividends, common share / units ($0.56)	—	—	—	—	(53,681)	(1,464)	(55,145)
Share-based compensation	212,453	2	3,042	—	—	10,752	13,796
Shares redeemed to satisfy tax withholding on vested share-based compensation	(57,669)	—	(771)	—	—	—	(771)
Redemption of Operating Partnership Units	42,826	—	632	—	—	(974)	(342)
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	—	—	—	(173)	—	4	(169)
Reclassification adjustment for amounts recognized in net income	—	—	—	(666)	—	(40)	(706)
Balance at December 31, 2025	92,153,929	$922	$1,803,644	$86	$(670,434)	$49,319	$1,183,537
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$66,899	$16,870	$19,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	130,699	128,659	131,809
Non-cash ground rent and amortization of other intangibles	22	90	214
Amortization of debt premiums, discounts, and financing costs	4,487	5,361	4,915
Loss on extinguishment of debt	—	2,045	1,189
Gain on sale of investment properties	(39,953)	(1,628)	—
Impairment and other losses	279	—	—
Gain on insurance recoveries	(1,649)	(4,428)	(535)
Share-based compensation expense	13,069	13,658	13,168
Deferred interest expense	—	—	(1,296)
Changes in assets and liabilities:
Accounts and rents receivable	(1,179)	6,674	5,130
Other assets	7,345	(18,943)	27,594
Accounts payable and accrued expenses	(4,140)	(2,237)	(6,365)
Other liabilities	635	17,603	2,372
Net cash provided by operating activities	$176,514	$163,724	$198,069
Cash flows from investing activities:
Purchase of investment properties	(25,441)	—	—
Capital expenditures	(86,609)	(140,554)	(120,905)
Proceeds from sale of investment properties	101,404	29,107	—
Proceeds from property insurance	3,571	3,050	535
Performance guaranty payments	—	151	1,618
Net cash used in investing activities	$(7,075)	$(108,246)	$(118,752)
Cash flows from financing activities:
Proceeds from mortgage debt modification	—	—	440
Payoff of mortgage debt	—	—	(99,488)
Principal payments of mortgage debt	(4,431)	(3,356)	(3,307)
Principal payments on finance leases	(9)	(4)	(4)
Proceeds from Corporate Credit Facility Term Loans	100,000	225,000	225,000
Principal payments on Corporate Credit Facility Term Loans	—	(225,000)	(125,000)
Proceeds from draws on the Revolving Credit Facility	10,000	10,000	—
Payments on the Revolving Credit Facility	(20,000)	—	—
Proceeds from Senior Notes	—	400,000	—
Principal payments of 2020 Senior Notes	—	(464,747)	—
Repurchase of 2020 Senior Notes	—	—	(34,925)
Payment of loan fees and issuance costs	—	(12,088)	(5,554)
Payment of loan modification fees	—	—	(25)
Repurchase of common shares	(120,358)	(15,850)	(132,722)
Redemption of Operating Partnership Units	(342)	(655)	(1,376)
Dividends and dividend equivalents	(54,197)	(47,920)	(44,613)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(575)	(351)	(578)
Net cash used in financing activities	$(89,912)	$(134,971)	$(222,152)
Net increase (decrease) in cash and cash equivalents and restricted cash	79,527	(79,493)	(142,835)
Cash and cash equivalents and restricted cash, at beginning of year	143,582	223,075	365,910
Cash and cash equivalents and restricted cash, at end of year	$223,109	$143,582	$223,075

XENIA HOTELS & RESORTS, INC.
Consolidated Statements of Cash Flows - Continued
For the Years Ended December 31, 2025, 2024 and 2023
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$140,427	$78,201	$164,725
Restricted cash	82,682	65,381	58,350
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$223,109	$143,582	$223,075

The following represents cash paid during the periods presented for the following:
Cash paid for interest, net of $0.5 million, $3.2 million and $0.9 million of capitalized interest for the years ended December 31, 2025, 2024 and 2023, respectively.	$82,406	$86,415	$83,525
Cash paid (received) for income taxes (refunds)	1,938	(707)	(12,929)

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$3,740	$12,599	$4,680
Distributions payable	13,538	12,566	10,788
The accompanying notes are an integral part of these consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to Consolidated Financial Statements
December 31, 2025

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of December 31, 2025, the Company collectively owned 94.4% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 5.6% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of December 31, 2025, the Company owned 30 lodging properties with a total of 8,868 rooms (unaudited). As of December 31, 2024, the Company owned 31 lodging properties with a total of 9,408 rooms (unaudited). As of December 31, 2023, the company owned 32 lodging properties with a total of 9,514 rooms (unaudited).
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company, the Operating Partnership, and XHR Holding. The Company's subsidiaries generally consist of limited liability companies, limited partnerships and the TRS. The effects of all inter-company transactions have been eliminated.
Reclassification
Certain prior year amounts in these consolidated financial statements have been reclassified to conform to the presentation as of and for the year ended December 31, 2025.
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
Risks and Uncertainties
For the year ended December 31, 2025, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Houston, Texas, San Diego, California and Phoenix, Arizona markets that exceeded ten percent (10%) of total revenues for the period then ended. For the years ended December 31, 2024 and 2023 the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the periods then ended. Further, for the years ended December 31, 2025, 2024 and 2023, over 30% of the Company's total revenues were concentrated in its five largest hotels. In addition, as of December 31, 2025, approximately 22%, 18% and 13% of total rooms were located in California, Texas and Florida, respectively (unaudited). To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

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
However, if the Company’s non-controlling interests are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, they must be classified outside of permanent equity. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company evaluates whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. As of December 31, 2025, all share-based payments awards are included in permanent equity.
As of December 31, 2025, the consolidated results of the Company included the ownership interests of its Operating Partnership Units in the Operating Partnership, which are held by certain of the Company's executive officers and current or former members of its Board of Directors.
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

Direct and indirect costs that are related to the construction and improvements of investment properties are capitalized. Interest and costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. The Company capitalized interest of $0.5 million, $3.2 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company also capitalizes project management compensation-related costs and travel expenses as these are costs directly related to the renovations and capital improvements of our hotel portfolio. The Company capitalized project management costs of $3.3 million, $3.7 million, and $3.0 million and for the years ended December 31, 2025, 2024 and 2023, respectively.
Depreciation expense is computed using the straight-line method. Investment properties are depreciated based upon estimated useful lives of 30 years for building and improvements and 5 to 15 years for furniture, fixtures and equipment and site improvements.
Per the terms of one of our management agreements, the third-party manager had guaranteed certain performance thresholds through December 31, 2023. The performance guaranty was related to one of our hotels for which the Company paid consideration to an affiliate of the respective third-party manager to take assignment of the purchase agreement in order to acquire the hotel. If performance did not meet these established thresholds, the third-party manager was required to reimburse the Company for certain fees and/or pay a performance guaranty as calculated per the terms of the respective agreement. During the years ended December 31, 2024 and 2023, the Company received $0.2 million and $1.6 million as a result of this performance guaranty. The proceeds were recorded as a reduction of the initial basis in land and building and other improvements on the same pro rata basis as the original purchase price allocation and will be amortized over the respective remaining useful life.
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
As of December 31, 2025 and 2024, the Company had goodwill of $4.9 million, which is included in intangible assets, net of accumulated amortization on the consolidated balance sheets. Refer to Note 5 for further information.
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
Leases
For leases with terms longer than 12 months, the Company evaluates the lease at commencement to determine if the lease is an operating or finance lease and recognizes a right-of-use ("ROU") asset and lease liability on the balance sheet. If a lease includes variable lease payments that are based on an index or rate, such as the Consumer Price Index, the lease payments are derived using the rate or index at lease commencement in measuring the lease liability. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term lease payments in the calculation of the respective lease liability. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Certain of our hotels have retail space that is leased to third-parties. Rental income from retail leases is recognized on a straight-line basis over the term of the underlying lease and is included in other revenues on the consolidated statement of operations and comprehensive income. Percentage rent is recognized at the point in time in which the underlying thresholds are achieved and percentage rent is earned.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $1.6 million, $4.4 million and $0.5 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties.

These amounts are included in other income on the consolidated statements of operations and comprehensive income for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurers.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized $0.5 million, $2.3 million and $0.2 million, respectively, in business interruption insurance proceeds, net of license and management fees, for a portion of lost income related to various incidents.
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
Additionally, if the sale constitutes a strategic shift with a major effect on operations, as defined in Accounting Standards Update 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the operations for the investment properties held for sale are classified on the consolidated statement of operations and comprehensive income as discontinued operations for all periods presented.
Disposition of Real Estate
The Company accounts for dispositions of real estate in accordance with Accounting Standards Update 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), for transactions between the Company and unrelated third-parties that are not considered a customer in the ordinary course of business. Typically, the real estate assets disposed of do not represent the transfer of a business or contain a material amount of financial assets, if any. The real estate assets promised in a sales contract are typically nonfinancial assets (i.e. land or a leasehold interest in land, buildings, furniture, fixtures and equipment) or in substance nonfinancial assets. The Company recognizes a gain or loss in full when the real estate is sold, provided (a) there is a valid contract and (b) transfer of control has occurred.
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
At December 31, 2025 and 2024, deferred financing costs related to the Revolving Credit Facility were $8.3 million and $12.8 million, offset by accumulated amortization of $3.7 million and $6.5 million, respectively. At December 31, 2025 and 2024, deferred financing costs related to all other debt were $20.9 million and $22.1 million, offset by accumulated amortization of $9.0 million and $7.5 million, respectively.

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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income. For the years ended December 31, 2025, 2024 and 2023, comprehensive income attributable to the Company was $62.2 million, $14.6 million and $21.6 million, respectively. As of December 31, 2025, 2024 and 2023, the Company's accumulated other comprehensive income was $0.1 million, $0.9 million and $2.4 million, respectively.

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

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued Accounting Standard Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures and recent updates are related to the rate reconciliation and income taxes paid disclosures, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The Company adopted the provisions of ASU 2023-09 as of January 1, 2025, which resulted in additional disclosures in the notes to its consolidated financial statements which have been applied to all prior periods presented on a retrospective basis.
In November 2024, the Financial Accounting Standards Board issued Accounting Standard Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). This new guidances requires disclosure of additional information for certain income statement captions within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosures to its consolidated financial statements.
3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
Primary Markets	2025	2024	2023
Orlando, FL	$146,186	$136,074	$132,035
Houston, TX	110,780	112,884	104,238
San Diego, CA	110,296	102,712	102,513
Phoenix, AZ	109,727	64,807	85,095
Atlanta, GA	72,062	68,970	64,393
San Francisco/San Mateo, CA	61,407	57,893	54,724
Nashville, TN	54,603	54,284	55,021
Portland, OR	47,374	49,440	48,330
Dallas, TX	44,533	77,135	71,909
San Jose-Santa Cruz, CA	44,114	40,320	38,103
Other	277,418	274,528	269,082
Total	$1,078,500	$1,039,047	$1,025,443
4. Investment Properties
Investment properties consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$472,648	$455,907
Buildings and improvements	2,726,657	2,720,997
Finance lease assets	6,704	2,000
Furniture, fixtures and equipment	378,437	426,032
Construction in progress	16,524	41,856
	$3,600,970	$3,646,792
Less: accumulated depreciation	(1,098,972)	(1,054,704)
Net investment properties	$2,501,998	$2,592,088

From time to time, the Company evaluates acquisition opportunities based on our investment criteria and/or the opportunistic disposition of our hotels in order to take advantage of market conditions or in situations where the hotels no longer fit within our strategic objectives.
Acquisitions
The Company did not acquire any hotels during the years ended December 31, 2025, 2024 or 2023.
In March 2025, the Company purchased the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in Santa Clara, California for a purchase price of $25.4 million including transactions costs.
Dispositions
In February 2025, the Company entered into an agreement to sell the 545-room (unaudited) Fairmont Dallas, in Dallas, Texas for a sale price of $111.0 million. The sale closed in April 2025 resulting in a gain of $40.0 million. Net cash proceeds from the sale, after transaction closing costs and other credits, were $101.4 million.
In June 2024, the Company entered into an agreement to sell the 107-room (unaudited) Lorien Hotel & Spa, in Alexandria, Virginia for a sale price of $30.0 million. The sale closed in July 2024 resulting in a gain of $1.6 million. Net cash proceeds from the sale, after transaction closing costs, were $29.1 million.
No properties were sold during the year ended December 31, 2023.
The following represents the disposition details for the properties sold during the years ended December 31, 2025 and 2024 (in thousands, except rooms):

Property	Date	Rooms (unaudited)	Gross Sale Price	Net Proceeds	Gain on Sale
Fairmont Dallas	04/2025	545	$111,000	$101,404	$39,953
Total for the year ended December 31, 2025		545	$111,000	$101,404	$39,953

Lorien Hotel & Spa	07/2024	107	$30,000	$29,107	$1,628
Total for the year ended December 31, 2024		107	$30,000	$29,107	$1,628
The operating results for the hotels sold during the years ended December 31, 2025 and 2024 are included in the Company's consolidated financial statements as part of continuing operations as these dispositions did not represent a strategic shift or have a major effect on the Company's results of operations.
5. Intangible Assets
The following table summarizes the Company’s identified intangible assets and goodwill as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease intangibles	$—	$54
Advance bookings	—	235
Accumulated amortization	—	(283)
Net intangible assets	$—	$6
Goodwill	4,850	4,850
Total intangible assets, net of accumulated amortization	$4,850	$4,856
The following table summarizes the amortization related to intangible assets for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Acquired in-place lease intangibles	$—	$3
Advance bookings	$6	$39
6. Debt
Debt as of December 31, 2025 and 2024 consisted of the following (dollar amounts in thousands):

	Rate Type		Rate(1)		Maturity Date	December 31, 2025	December 31, 2024
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed	(2)	4.53%		3/1/2026	52,034	53,306
Marriott San Francisco Airport Waterfront	Fixed		4.63%		5/1/2027	103,732	105,972
Andaz Napa	Fixed	(3)	5.72%		1/19/2028	54,081	55,000
Total Mortgage Loans			4.89%	(4)		$209,847	$214,278
Corporate Credit Facilities(5)
2024 Initial Term Loan	Variable	(6)	5.50%		11/3/2028	225,000	225,000
2024 Delayed Draw Term Loan	Variable	(6)	5.50%		11/3/2028	100,000	—
Revolving Credit Facility	Variable	(7)	5.50%		11/3/2028	—	10,000
Total Corporate Credit Facilities						$325,000	$235,000
2029 Senior Notes $500M	Fixed		4.88%		6/1/2029	500,000	500,000
2030 Senior Notes $400M	Fixed		6.63%		5/15/2030	400,000	400,000
Loan premiums, discounts and unamortized deferred financing costs, net(8)						(11,966)	(14,575)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs			5.51%	(4)		$1,422,881	$1,334,703
(1)The rates shown represent the annual interest rates as of December 31, 2025. The variable index for the corporate credit facilities is Term SOFR, subject to a 10 basis point credit spread adjustment and a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)This mortgage loan was repaid in full in February 2026.
(3)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(4)Represents the weighted-average interest rate as of December 31, 2025.
(5)In November 2024, the Company upsized and extended its corporate credit facility. The amended and restated credit facility consists of a $500 million revolving line of credit, a new $225 million term loan and a $100 million delayed draw term loan which was funded in January 2025. The amended and restated credit facility matures in November 2028 and can be extended by up to two additional six-month periods. Pricing on the amended and restated credit facility remains the same.
(6)A variable interest loan for which the spread to Term SOFR varies based on the Company's leverage ratio, as further described below under "Corporate Credit Facilities."
(7)The spread to Term SOFR varies based on the Company’s leverage ratio, as further described below under “Corporate Credit Facilities.”
(8)Includes loan premiums, discounts and deferred financing costs, net of accumulated amortization.
Mortgage Loans
Of the total outstanding debt at December 31, 2025, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.

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
In October 2025, the Operating Partnership entered into an Amendment No. 1 to the Amended and Restated Revolving Credit and Term Loan Agreement (the “First Amendment to Amended and Restated Credit Agreement”), pursuant to which interest payable pursuant to the Amended and Restated Credit Agreement was reduced by removing the 0.10% credit spread adjustment to the term SOFR therein.
As of December 31, 2025, there was no outstanding balance on the Revolving Credit Facility. During the years ended December 31, 2025, 2024 and 2023, the Company incurred unused commitment fees under the then-applicable revolving credit facility of approximately $1.5 million, $1.4 million and $1.4 million, respectively. During the years ended December 31, 2025 and 2024, the Company incurred minimal interest on the Revolving Credit Facility. During the year ended December 31, 2023, the Company did not incur interest expense on the then-applicable revolving line of credit.
Senior Notes
On May 27, 2021, the Operating Partnership entered into the indenture (the "2029 Notes Indenture") governing the $500 million of 4.875% Senior Notes due in 2029 (the "2029 Senior Notes"). On November 25, 2024, the Operating Partnership entered into the indenture (the "2030 Indenture" and together with the 2029 Notes Indenture, the "indentures") governing the $400 million of 6.625% Senior Notes due 2030 (the "2030 Senior Notes" and together with the 2029 Senior Notes, the "Senior Notes"). The net proceeds from the issuance of the 2030 Senior Notes, together with cash on hand, were used to redeem in full our outstanding $464.7 million aggregate principal of 6.375% Senior Notes due 2025 (the "2020 Senior Notes"). The indentures contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures.
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
As of December 31, 2025, the Company was in violation of a debt covenant on one mortgage loan. The Company has cured the violation by depositing a total of $5.5 million, inclusive of $2.7 million funded in 2024, in an interest-bearing escrow account held by the lender. As of December 31, 2025, the Company was in compliance with all other debt covenants, current on all loan payments and not otherwise in default under the Revolving Credit Facility, 2024 Term Loans, remaining mortgage loans or Senior Notes.
Debt Outstanding
Total debt outstanding as of December 31, 2025 and December 31, 2024 was $1,435 million and $1,339 million, respectively, and had a weighted-average interest rate of 5.51% and 5.54% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of December 31, 2025	Weighted-Average Interest Rate
2026	$55,381	4.56%
2027	102,388	4.64%
2028	377,078	5.53%
2029	500,000	4.88%
2030	400,000	6.63%
Thereafter	—	—%
Total Debt	$1,434,847	5.51%
Revolving Credit Facility (matures in 2028)	—	5.50%
Loan premiums, discounts and unamortized deferred financing costs, net	(11,966)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,422,881	5.51%
During the year ended December 31, 2024, the Company capitalized $12.1 million of deferred financing costs and expensed $1.8 million of legal fees and other third-party costs in connection with the corporate credit facility amendment and the issuance of the 2030 Senior Notes. During the year ended December 31, 2023, the Company capitalized $5.6 million of deferred financing costs and expensed $1.7 million of legal fees.
During the year ended December 31, 2024, in connection with the refinancing of the prior revolving line of credit and the redemption of the 2020 Senior Notes, the Company wrote off unamortized deferred financing costs of $2.0 million. During the year ended December 31, 2023, the Company wrote off deferred financing costs of $1.2 million. These amounts are included in loss on extinguishment of debt in the consolidated statements of operations and comprehensive income for the periods then ended.

7. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of December 31, 2025, the interest rate swap was designated as a cash flow hedge and involves the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreement without exchange of the underlying notional amount. Unrealized gains and losses of the hedging instruments are reported in other comprehensive income or loss on the consolidated statements of operations and comprehensive income. Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income through interest expense as interest payments are made on the Company’s variable rate debt.
The derivative instrument held by the Company with the right of offset in a net asset position is included in other assets on the consolidated balance sheets. The following table summarizes the terms of the derivative financial instruments held by the Company as of December 31, 2025 and 2024, respectively (in thousands):

						December 31, 2025		December 31, 2024
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/10/2023	2/10/2025	$—	$—	$75,000	$43
2024 Initial Term Loan	Swap	3.87%	1-Month SOFR	5/10/2023	2/10/2025	—	—	50,000	27
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	—	—	50,000	32
2024 Initial Term Loan	Swap	3.86%	1-Month SOFR	5/17/2023	2/17/2025	—	—	25,000	16
2024 Initial Term Loan	Swap	3.85%	1-Month SOFR	5/17/2023	2/17/2025	—	—	25,000	16
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	55,000	91	55,000	832
						$55,000	$91	$280,000	$966
The table below details the location in the consolidated financial statements of the gains and losses recognized on derivative financial instruments designated as cash flow hedges for the years ended December 31, 2025 and 2024, respectively (in thousands):

		Year Ended December 31,
		2025	2024
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$(169)	$2,517
Gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(706)	$(4,081)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$86,722	$80,882
The Company expects approximately $0.1 million will be reclassified from accumulated other comprehensive income as a reduction to interest expense in the next 12 months.
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	Fair Value Measurement Date
	December 31, 2025		December 31, 2024
Location on Consolidated Balance Sheets/ Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements:
Other assets
Interest rate swaps(1)	$91	$—	$966	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the consolidated balance sheets as of December 31, 2025 and 2024, (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$534,847	$525,495	$439,278	$425,429
Senior Notes	900,000	912,667	900,000	879,806
Revolving Credit Facility	—	—	10,000	9,602
Total	$1,434,847	$1,438,162	$1,349,278	$1,314,837
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.80% and 6.08% per annum as of December 31, 2025 and 2024, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
At December 31, 2025 and 2024, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.

9. Income Taxes
The Company elected to be taxed and operates in a manner management believes will allow it to continue to qualify as a REIT under the Code for federal income tax purposes. To qualify as a REIT, the Company must satisfy certain requirements related to, among other things, its sources of income, composition of its assets, amounts it distributes to its stockholders and diversity of its stock ownership. So long as the Company qualifies as a REIT, it generally will not be subject to U.S. federal income tax on REIT taxable income that is distributed annually to its stockholders. Accordingly, no provision for U.S. federal income taxes has been included in the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 related to REIT taxable income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal, state and local income tax on REIT taxable income at regular corporate tax rates and will not be eligible to re-elect REIT status for four years following the failure.
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
For the year ended December 31, 2025 the Company recognized an income tax expense of $1.4 million using an estimated federal and state statutory combined rate of 2.04%. The income tax expense was primarily related to current taxable income not offset with net operating loss carryforwards and state gross margins taxes levied on gross revenues.
For the year ended December 31, 2024, the Company recognized an income tax benefit of $3.7 million using an estimated federal and state statutory combined rate of 28.48%. The income tax benefit was primarily related to the release of a valuation allowance related to certain state deferred tax assets which was partially offset by current taxable income not offset with net operating loss carryforwards and state gross margins taxes levied on gross revenues.
For the year ended December 31, 2023, the Company recognized income tax expense of $1.4 million using an estimated federal and state statutory combined rate of 6.79%. The income tax expense was primarily related to current taxable income not offset with net operating loss carryforwards and state gross margins taxes levied on gross revenues.
The table below presents the provision for income taxes related to continuing operations as of December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$35
State	(1,589)	(1,605)	(1,482)
Total current	$(1,589)	$(1,605)	$(1,447)
Deferred:
Federal	$—	$—	$—
State	198	5,345	—
Total deferred	$198	$5,345	$—
Total tax (provision) benefit	$(1,391)	$3,740	$(1,447)

The table below presents a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to net income from continuing operations before income taxes for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Provision for income taxes at statutory rate	$(14,341)	21.00%	$(2,757)	21.00%	$(4,477)	21.00%
Change in federal valuation allowance	(2,738)	4.01%	(5,987)	45.60%	(2,721)	12.76%
State and local income taxes, net of federal income tax effect(1)	(1,057)	1.55%	4,077	(31.05)%	(1,171)	5.49%
Other Adjustments:
Tax impact related to REIT operations	16,798	(24.60)%	8,340	(63.52)%	6,850	(32.13)%
Other	(53)	0.08%	67	(0.52)%	72	(0.34)%
Total tax (provision) benefit	$(1,391)	2.04%	$3,740	(28.48)%	$(1,447)	6.79%
(1)For the year ended December 31, 2025, state taxes in Texas made up the majority (greater than 50%) of the tax effect in this category. For the year ended December 31, 2024, state taxes in California made up the majority (greater than 50%) of the tax effect in this category. For the year ended December 31, 2023, state taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.
Net deferred tax assets and liabilities are included within other assets in the consolidated balance sheets and are attributed to the activity of the Company's TRS. The components of the deferred tax assets and liabilities at December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025	December 31, 2024
Net operating loss	$23,078	$19,152
Deferred income	1,833	2,050
Other	238	130
Total deferred tax assets	$25,149	$21,332
Less: Valuation allowance	(19,605)	(15,987)
Net deferred tax assets	$5,544	$5,345
Income taxes paid (received) (net of refunds) for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$(2,237)	$(15,448)
State and local	1,938	1,530	2,519
Total income taxes paid (received)	$1,938	$(707)	$(12,929)

Income taxes paid (received) (net of refunds) exceeded 5% of total income taxes paid (received) (net of refunds) in the following jurisdictions:
Florida	(170)	*	*
Oregon	240	220	*
City of Philadelphia	427	*	*
City of Portland	185	*	*
Texas	1,100	919	*
* Jurisdiction below threshold for the period presented.

At December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of $56.4 million and $42.8 million and established valuation allowances of $56.4 million and $42.8 million, respectively.
At December 31, 2025 and 2024, the Company had state net operating loss carryforwards of $213.4 million and $201.9 million and established valuation allowances of $124.4 million and $115.8 million, respectively.
Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has considered various factors, including cumulative losses, future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies when assessing the realizability of its deferred tax assets. During the year ended December 31, 2024, the Company had determined there is sufficient positive evidence to conclude it was more likely than not that a portion of the deferred tax assets related to certain state net operating loss carryforwards was realizable and therefore recorded a $5.3 million reduction in the related valuation allowance. Further, the amount of the deferred tax assets that continue to be considered unrealizable could change in the near-term.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three-year period ended December 31, 2025. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2025. The Company has not recognized material interest expense or penalties relating to income taxes in the consolidated statements of operations and comprehensive income for the years ended December 31, 2025, 2024 and 2023 or in the consolidated balance sheets as of December 31, 2025 and 2024. As of December 31, 2025, the Company’s 2025, 2024 and 2023 tax years remain subject to examination by U.S. and various state tax jurisdictions.
10. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, $200 million of common stock remained available for issuance under the ATM Agreement. As of December 31, 2025 and 2024, the Company had accumulated offering related costs included in other assets on the consolidated balance sheets of $0.5 million and $0.4 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
During the year ended December 31, 2025, 9,353,816 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.87 per share for an aggregate purchase price of $120.4 million. During the year ended December 31, 2024, 1,130,846 shares were repurchased under the Repurchase Program, at a weighted-average price of $14.02 per share for an aggregate purchase price of $15.8 million. During the year ended December 31, 2023, 10,414,262 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.74 per share for an aggregate purchase price of $132.7 million. As of December 31, 2025, the Company had approximately $97.5 million remaining under its share repurchase authorization.

Dividends
The Company declared dividends of $0.56 per share of common stock totaling $53.7 million during the year ended December 31, 2025 and $0.48 per common stock totaling $48.7 million during the year ended December 31, 2024. For income tax purposes, dividends paid per share on the Company's common stock during the years ended December 31, 2025 and 2024 were 100% taxable as ordinary income.
Non-Controlling Interest of Common Units in Operating Partnership
As of December 31, 2025, the Operating Partnership had 5,504,207 LTIP Units outstanding, representing a 5.6% partnership interest held by the limited partners. Of the 5,504,207 LTIP Units outstanding at December 31, 2025, 2,817,894 LTIP Units had vested but had yet to be converted or redeemed. As of December 31, 2024, the Operating Partnership had 4,496,674 LTIP Units outstanding, representing a 4.2% partnership interest held by the limited partnership. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.
During the year ended December 31, 2025, 65,887 vested LTIP units were converted into common limited partnership units in the Operating Partnership ("Common Units") on a one-for-one basis and subsequently all 65,887 Common units were tendered to the Operating Partnership for redemption. At the Company's election, 42,826 Common Units were redeemed for common stock and 23,061 Common Units were redeemed for cash totaling $0.3 million.
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
The Company declared distributions of $0.56 per LTIP Unit totaling $1.5 million during the year ended December 31, 2025 and $0.48 per LTIP Unit totaling $1.1 million during the year ended December 31, 2024.
11. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding during the period plus any shares that could potentially be outstanding during the period. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.
Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested share-based compensation have been excluded, as applicable, from net income available to common stockholders used in the basic and diluted earnings per share calculations.
Income or loss allocated to non-controlling interests in the Operating Partnership has been excluded from the numerator and Operating Partnership Units and LTIP Units in the Operating Partnership have been omitted from the denominator for the purpose of computing diluted earnings per share since including these amounts in the numerator and denominator would have no impact.

The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to common stockholders	$63,088	$16,143	$19,142
Dividends paid on unvested share-based compensation	(475)	(381)	(257)
Undistributed earnings attributable to unvested share-based compensation	(23)	—	—
Net income available to common stockholders	$62,590	$15,762	$18,885

Denominator:
Weighted-average shares outstanding - Basic	96,711,589	101,846,303	108,192,148
Effect of dilutive share-based compensation	451,286	425,091	220,337
Weighted-average shares outstanding - Diluted	97,162,875	102,271,394	108,412,485

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.64	$0.15	$0.17
12. Share-Based Compensation
2015 Incentive Award Plan
On January 9, 2015, the Company adopted, and its former parent, InvenTrust Properties Corp. ("InvenTrust") as its sole common stockholder approved, the 2015 Incentive Award Plan (the "2015 Incentive Award Plan") effective as of February 2, 2015 (the date prior to the date of the Company's separation from InvenTrust), under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The plan allows for the grant of both share-based awards relating to the Company's common stock and partnership units (i.e. LTIP Units) in the Operating Partnership. As of December 31, 2025, the aggregate number of shares that may be issued under the 2015 Incentive Award Plan was 4,023,758.
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors approved the following awards of restricted stock units under the 2015 Incentive Award Plan for the years ended December 31, 2023, 2024 and 2025:

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
The Compensation Committee of the Board of Directors approved the issuance of the following awards under the 2015 Incentive Award Plan to certain executives for the years ended December 31, 2023, 2024 and 2025:

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
Pursuant to the Director Compensation Program, the Company approved the issuance of the following fully vested LTIP Units under the 2015 Incentive Award Plan to the Company's non-employee directors for the years ended December 31, 2023, 2024 and 2025:

Grant Date	Grant Description	Time-Based Grants	Grant Date Fair Value
May 2023	2023 LTIP Units	56,917	$12.30
May 2024	2024 LTIP Units	47,362	$14.78
May 2025	2025 LTIP Units	56,819	$12.32
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

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of December 31, 2025 and 2024:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2023	316,500	2,160,198	2,476,698
Granted	262,303	1,397,795	1,660,098
Vested(2)	(93,913)	(332,755)	(426,668)
Expired	(34,868)	(640,295)	(675,163)
Forfeited	(17,868)	—	(17,868)
Unvested as of December 31, 2024	432,154	2,584,943	3,017,097
Granted	248,530	1,395,146	1,643,676
Vested(2)	(212,453)	(972,050)	(1,184,503)
Expired	(18,280)	(321,726)	(340,006)
Unvested as of December 31, 2025	449,951	2,686,313	3,136,264
Weighted-average fair value of unvested shares/units	$10.98	$7.43	$7.94
(1)Includes time-based LTIP Units and performance-based Class A LTIP Units.
(2)During the years ended December 31, 2025 and 2024, 57,669 and 25,521 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.
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
For the year ended December 31, 2025, the Company recognized approximately $12.4 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the year ended December 31, 2025, the Company recognized $0.7 million of share-based compensation expense related to grants to its non-employee directors and capitalized approximately $0.7 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of December 31, 2025, there was $10.9 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.66 years.
For the year ended December 31, 2024, the Company recognized approximately $13.0 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the year ended December 31, 2024, the Company recognized $0.7 million of share-based compensation expense related to grants to its non-employee directors and capitalized approximately $0.6 million (net of forfeitures) related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
For the year ended December 31, 2023, the Company recognized approximately $12.5 million of share-based compensation expense (net of forfeitures) related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, during the year ended December 31, 2023, the Company recognized $0.7 million of share-based compensation related to the grants to the Board of Directors and capitalized approximately $0.4 million (net of forfeitures) related to Restricted Stock Units provided to other employees who oversee development and capital projects on behalf of the Company.
13. Leases
The Company leases real property, land and equipment under operating and finance leases.
The following is a summary of the Company's lease related assets and liabilities as of December 31, 2025 and 2024 (dollar amounts in thousands):

	Consolidated Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets:
Operating lease assets, net	Other assets	$12,281	$16,807
Finance leases assets, net(1)	Net investment properties	5,787	1,267
Total lease assets		$18,068	$18,074

Liabilities:
Operating lease liabilities	Other liabilities	$11,103	$17,686
Finance lease liabilities	Finance lease liabilities	7,606	1,971
Total lease liabilities		$18,709	$19,657
(1)Finance lease assets are net of accumulated amortization of approximately $0.9 million and $0.7 million as of December 31, 2025 and 2024, respectively.

The following is a summary of the Company's weighted-average remaining lease term and weighted-average discount rate as of December 31, 2025:

December 31, 2025
Weighted-average remaining lease term:
Operating leases(1)	24 years
Finance leases	52 years

Weighted-average discount rate:
Operating leases	5.72%
Finance leases	8.44%
(1)     The weighted-average remaining lease term including all available extension options is approximately 55 years.
The following table sets forth the lease costs related to the Company’s operating and finance leases included in the consolidated statements of operations and comprehensive income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$1,246	$2,171	$2,148
Finance lease costs:
Amortization of lease assets	184	67	67
Interest on lease liabilities	544	228	210
Variable lease costs	2,680	4,402	4,190
Total lease costs	$4,654	$6,868	$6,615
Operating lease costs and variable lease costs are primarily included in ground lease expense, real estate taxes, personal property taxes and insurance and general and administrative expenses in the consolidated statements of operations and comprehensive income. Amortization of finance lease right-of-use assets is included in depreciation and amortization and interest on finance lease liabilities is included in interest expense in the consolidated statements of operations and comprehensive income.
The following table sets forth supplemental cash flow information as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$3,016	—

The following table shows the remaining lease payments, including reasonably certain extensions for each of the next five years and thereafter reconciled to the operating lease liabilities and finance lease liabilities included in the Company's consolidated balance sheet as of December 31, 2025 (in thousands):

	Operating Leases	Finance Leases
2026	$1,444	$659
2027	1,459	659
2028	1,342	659
2029	953	659
2030	914	659
Thereafter	15,778	29,280
Total undiscounted lease payments	$21,890	$32,575
Less imputed interest	(10,787)	(24,969)
Lease liability	$11,103	$7,606
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
The Company is generally limited in its ability to sell, lease or otherwise transfer hotels unless (i) the transferee assumes the related hotel management agreement or enters into a new agreement with the management company or (ii) fee to the management company to terminate the agreement is paid. However, most agreements include owner rights to terminate the agreements on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to the Company of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).
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
For the years ended December 31, 2025, 2024, and 2023, the Company incurred management and franchise fee expenses of $38.9 million, $36.5 million and $35.2 million, respectively, which are included on the consolidated statements of operations and comprehensive income for the periods then ended.

Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of December 31, 2025 and 2024, the Company had a balance of $70.3 million and $58.9 million, respectively, in reserves for such future improvements. These amounts are included in restricted cash and escrows on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Renovation and Construction Commitments
As of December 31, 2025, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts at December 31, 2025 totaled $11.7 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
15. Segment Reporting
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

The following table presents Segment Hotel EBITDA for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rooms revenues	$596,536	$597,097	$588,278
Food and beverage revenues	380,269	350,738	354,114
Other revenues	101,695	91,212	83,051
Total revenues	$1,078,500	$1,039,047	$1,025,443
Expenses:
Rooms expenses	153,646	152,133	145,274
Food and beverage expenses	254,305	241,186	235,961
Other direct expenses	27,500	25,009	23,467
Undistributed expenses(1)	264,382	266,216	255,487
Management and franchise fees	38,900	36,507	35,235
Real estate taxes, personal property taxes and insurance	50,823	53,140	50,491
Lease/rent expense	1,194	1,157	1,183
Ground lease expense	1,757	3,232	3,069
Owner repairs & maintenance	182	140	281
Other fixed expenses	6,485	6,338	3,676
Gain on business interruption insurance	(510)	(2,338)	(218)
Segment Hotel EBITDA	$279,836	$256,327	$271,537
Segment Hotel EBITDA Margin	25.9%	24.7%	26.5%
(1)Primarily includes costs related to general and administrative, sales and marketing, repairs and maintenance, utilities and information technology.
The following table presents Segment Hotel EBITDA reconciled to net income before income taxes for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Segment Hotel EBITDA	$279,836	$256,327	$271,537
Adjustments and reconciling items:
Depreciation and amortization	(130,721)	(128,749)	(132,023)
General and administrative expenses	(36,792)	(36,245)	(37,219)
Other operating expenses	(4,507)	(3,830)	(3,088)
Impairment and other losses	(279)	(520)	—
Gain on sale of investment properties	39,953	1,628	—
Other income	7,522	9,251	8,300
Interest expense	(86,722)	(80,882)	(84,997)
Loss on extinguishment of debt	—	(3,850)	(1,189)
Net income before income taxes	$68,290	$13,130	$21,321
16. Subsequent Events
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2025

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Andaz Napa Napa, CA	$54,081	$10,150	$57,012	$—	$(9,288)	$10,150	$47,724	$57,874	$18,713	2009	9/20/2013	5 - 30 years
Andaz San Diego San Diego, CA	—	6,949	43,430	—	3,847	6,949	47,277	54,226	20,460	1914	3/4/2013	5 - 30 years
Andaz Savannah Savannah, GA	—	2,680	38,212	—	2,997	2,680	41,209	43,889	18,814	2009	9/10/2013	5 - 30 years
Bohemian Hotel Savannah, Autograph Collection Savannah, GA	—	2,300	24,240	—	2,427	2,300	26,667	28,967	10,812	2009	8/9/2012	5 - 30 years
Buckhead Atlanta Restaurant Lease Atlanta, GA	—	364	2,349	—	24	364	2,373	2,737	824	2008	12/7/2018	5 - 30 years
Fairmont Pittsburgh Pittsburgh, PA	—	3,378	27,101	—	6,396	3,378	33,497	36,875	10,767	2010	9/26/2018	5 - 30 years
Grand Bohemian Hotel Charleston, Autograph Collection Charleston, SC	—	4,550	26,582	—	(730)	4,550	25,852	30,402	8,818	2015	8/27/2015	5 - 30 years
Grand Bohemian Hotel Mountain Brook, Autograph Collection Mountain Brook, AL	—	2,000	42,246	—	(3,189)	2,000	39,057	41,057	13,679	2015	10/22/2015	5 - 30 years
Grand Bohemian Hotel Orlando, Autograph Collection Orlando, FL	52,034	7,739	75,510	—	21,030	7,739	96,540	104,279	37,031	2001	12/27/2012	5 - 30 years
Grand Hyatt Scottsdale Resort Scottsdale, AZ	—	71,211	145,600	—	157,245	71,211	302,845	374,056	73,548	1987	10/3/2017	5 - 30 years
Hyatt Centric Key West Resort & Spa Key West, FL	—	40,986	34,529	—	9,429	40,986	43,958	84,944	16,753	1988	11/15/2013	5 - 30 years
Hyatt Regency Grand Cypress Orlando, FL	—	17,867	183,463	—	65,709	17,867	249,172	267,039	92,726	1984	5/26/2017	5 - 30 years
Hyatt Regency Portland at the Oregon Convention Center Portland, OR	—	24,669	161,931	(1,322)	(7,724)	23,347	154,207	177,554	42,408	2019	12/17/2019	5 - 30 years
Hyatt Regency Santa Clara Santa Clara, CA	—	25,441	100,227	—	12,363	25,441	112,590	138,031	43,961	1986	9/20/2013	5 - 30 years
Key West Bottling Court Retail Center Key West, FL	—	4,144	2,682	—	1,020	4,144	3,702	7,846	1,170	1953	11/25/2014	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2025

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Kimpton Canary Hotel Santa Barbara Santa Barbara, CA	—	22,361	57,822	—	5,763	22,361	63,585	85,946	21,613	2005	7/16/2015	5 - 30 years
Kimpton Hotel Monaco Salt Lake City Salt Lake City, UT	—	1,777	56,156	—	14,203	1,777	70,359	72,136	24,802	1924	11/1/2013	5 - 30 years
Kimpton Hotel Palomar Philadelphia Philadelphia, PA	—	9,060	90,909	—	(5,591)	9,060	85,318	94,378	30,476	1929	7/28/2015	5 - 30 years
Kimpton RiverPlace Hotel Portland, OR	—	18,322	46,664	—	1,938	18,322	48,602	66,924	17,204	1985	7/16/2015	5 - 30 years
Loews New Orleans Hotel New Orleans, LA	—	3,529	70,652	—	9,660	3,529	80,312	83,841	31,338	1972	10/11/2013	5 - 30 years
Marriott Dallas Downtown Dallas, TX	—	6,300	45,158	—	23,952	6,300	69,110	75,410	34,548	1980	9/30/2010	5 - 30 years
Marriott San Francisco Airport Waterfront San Francisco, CA	103,732	36,700	72,370	—	19,180	36,700	91,550	128,250	40,592	1985	3/23/2012	5 - 30 years
Marriott Woodlands Waterway Hotel & Convention Center Woodlands, TX	—	5,500	98,886	—	43,487	5,500	142,373	147,873	83,004	2002	11/21/2007	5 - 30 years
Park Hyatt Aviara Resort, Golf Club & Spa Carlsbad, CA	—	33,252	135,320	—	87,255	33,252	222,575	255,827	71,340	1997	11/20/2018	5 - 30 years
Renaissance Atlanta Waverly Hotel & Convention Center Atlanta, GA	—	6,834	90,792	—	15,630	6,834	106,422	113,256	45,595	1983	3/23/2012	5 - 30 years
Royal Palms Resort & Spa, The Unbound Collection by Hyatt Phoenix, AZ	—	33,912	50,205	—	10,959	33,912	61,164	95,076	23,701	1929	10/3/2017	5 - 30 years
The Ritz-Carlton, Denver Denver, CO	—	15,132	84,145	—	18,032	15,132	102,177	117,309	31,509	1982	8/24/2018	5 - 30 years
The Ritz-Carlton, Pentagon City Arlington, VA	—	—	103,568	—	17,744	—	121,312	121,312	43,776	1990	10/4/2017	5 - 30 years
W Nashville Nashville, TN	—	36,374	295,857	—	5,857	36,374	301,714	338,088	53,791	2021	3/29/2022	5 - 30 years
Waldorf Astoria Atlanta Buckhead Atlanta, GA	—	8,385	49,115	—	13,922	8,385	63,037	71,422	18,772	2008	12/7/2018	5 - 30 years

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2025

		Initial Cost (A)				Gross amount at which carried at end of period (B)
Property	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (C)	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements	Total (D)	Accumulated Depreciation (E,F)	Year of Original Construction	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed (F)
Westin Galleria Houston Houston, TX	—	7,842	112,850	—	35,372	7,842	148,222	156,064	64,887	1977	8/22/2013	5 - 30 years
Westin Oaks Houston at the Galleria Houston, TX	—	4,262	96,090	—	27,730	4,262	123,820	128,082	51,540	1971	8/22/2013	5 - 30 years
Totals	$209,847	$473,970	$2,521,673	$(1,322)	$606,649	$472,648	$3,128,322	$3,600,970	$1,098,972

Notes:
(A)The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)The aggregate cost of real estate owned at December 31, 2025 for federal income tax purposes was approximately $4,015 million (unaudited).
(C)Cost capitalized subsequent to acquisition includes payments under master lease agreements as well as additional tangible costs associated with investment properties, including any earn-out of tenant space. Impairment charges and write-offs of fully depreciated assets are recorded as a reduction in the basis.
(D)Reconciliation of real estate owned (includes continuing operations and operations of assets classified as held for sale):

	2025	2024	2023
Balance at January 1	$3,646,792	$3,560,018	$3,549,321
Acquisitions	25,441	—	—
Capital improvements	77,422	151,839	126,486
Disposals and write-offs	(148,685)	(65,065)	(115,789)
Balance at December 31	$3,600,970	$3,646,792	$3,560,018

XENIA HOTELS & RESORTS, INC.
Schedule III
Real Estate and Accumulated Depreciation
(Dollar amounts in thousands)
December 31, 2025

(E)Reconciliation of accumulated depreciation (includes continuing operations and operations of assets classified as held for sale):

	2025	2024	2023
Balance at January 1	$1,054,704	$963,719	$946,386
Depreciation expense, continuing operations	130,501	128,424	131,504
Disposals and write-offs	(86,233)	(37,439)	(114,171)
Balance at December 31	$1,098,972	$1,054,704	$963,719

(F)Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the Lease
Furniture, fixtures and equipment	5 years	-	15 years