Form 10-Q
period 2026-03-31
Xenia Hotels & Resorts, Inc.
filed 2026-05-01
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 29, 2026, there were 92,245,835 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2026 and December 31, 2025
(Dollar amounts in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets:	(Unaudited)
Investment properties:
Land	$472,648	$472,648
Buildings and other improvements	3,139,404	3,128,322
Total	$3,612,052	$3,600,970
Less: accumulated depreciation	(1,130,804)	(1,098,972)
Net investment properties	$2,481,248	$2,501,998
Cash and cash equivalents	101,078	140,427
Restricted cash and escrows	78,479	82,682
Accounts and rents receivable, net of allowance for doubtful accounts	46,417	26,937
Goodwill	4,850	4,850
Deferred tax assets, net (Note 8)	5,480	5,544
Other assets	53,284	46,237
Total assets	$2,770,836	$2,808,675
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,364,393	$1,422,881
Finance lease liabilities	7,603	7,606
Accounts payable and accrued expenses	109,999	93,541
Distributions payable	13,623	13,538
Other liabilities	81,456	87,572
Total liabilities	$1,577,074	$1,625,138
Commitments and Contingencies (Note 13)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 92,245,835 and 92,153,929 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$923	$922
Additional paid in capital	1,803,878	1,803,644
Accumulated other comprehensive income	144	86
Accumulated distributions in excess of net earnings	(663,657)	(670,434)
Total Company stockholders' equity	$1,141,288	$1,134,218
Non-controlling interests	52,474	49,319
Total equity	$1,193,762	$1,183,537
Total liabilities and equity	$2,770,836	$2,808,675
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rooms revenues	$164,359	$159,866
Food and beverage revenues	105,004	104,699
Other revenues	26,045	24,362
Total revenues	$295,408	$288,927
Expenses:
Rooms expenses	39,356	39,322
Food and beverage expenses	66,337	66,527
Other direct expenses	7,222	6,721
Other indirect expenses	70,555	71,013
Management and franchise fees	12,096	11,964
Total hotel operating expenses	$195,566	$195,547
Depreciation and amortization	31,882	33,192
Real estate taxes, personal property taxes and insurance	12,246	13,729
Ground lease expense	380	831
General and administrative expenses	9,111	8,911
Other operating expenses	4,113	853
Impairment and other losses	487	—
Total expenses	$253,785	$253,063
Operating income	$41,623	$35,864
Other income	1,522	2,564
Interest expense	(20,879)	(21,051)
Loss on extinguishment of debt	(21)	—
Net income before income taxes	$22,245	$17,377
Income tax expense	(1,032)	(870)
Net income	$21,213	$16,507
Net income attributable to non-controlling interests (Note 1)	(1,442)	(922)
Net income attributable to common stockholders	$19,771	$15,585

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income, Continued
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Basic and diluted income per share:
Net income per share available to common stockholders - basic and diluted	$0.21	$0.15
Weighted-average number of common shares (basic)	92,184,900	100,674,498
Weighted-average number of common shares (diluted)	92,715,696	101,125,212

Comprehensive income:
Net income	$21,213	$16,507
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	121	(224)
Reclassification adjustment for amounts recognized in net income (interest expense)	(58)	(285)
	$21,276	$15,998
Comprehensive income attributable to non-controlling interests (Note 1)	(1,447)	(906)
Comprehensive income attributable to the Company	$19,829	$15,092
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at December 31, 2025	92,153,929	$922	$1,803,644	$86	$(670,434)	$49,319	$1,183,537
Net income	—	—	—	—	19,771	1,442	21,213
Dividends, common share / units ($0.14)	—	—	—	—	(12,994)	(496)	(13,490)
Share-based compensation	125,473	1	743	—	—	2,204	2,948
Shares redeemed to satisfy tax withholding on vested share-based compensation	(33,567)	—	(509)	—	—	—	(509)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	112	—	9	121
Reclassification adjustment for amounts recognized in net income	—	—	—	(54)	—	(4)	(58)
Balance at March 31, 2026	92,245,835	$923	$1,803,878	$144	$(663,657)	$52,474	$1,193,762

Balance at December 31, 2024	101,310,135	$1,013	$1,921,006	$925	$(679,841)	$37,230	$1,280,333
Net income	—	—	—	—	15,585	922	16,507
Repurchase of common shares, net	(2,733,149)	(27)	(35,758)	—	—	—	(35,785)
Dividends, common share / units ($0.14)	—	—	—	—	(13,897)	(360)	(14,257)
Share-based compensation	114,599	1	646	—	—	2,120	2,767
Shares redeemed to satisfy tax withholding on vested share-based compensation	(31,275)	—	(419)	—	—	—	(419)
Redemption of Operating Partnership Units	42,826	—	632	—	—	(974)	(342)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	(224)	—	—	(224)
Reclassification adjustment for amounts recognized in net income	—	—	—	(269)	—	(16)	(285)
Balance at March 31, 2025	98,703,136	$987	$1,886,107	$432	$(678,153)	$38,922	$1,248,295
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$21,213	$16,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,881	33,185
Non-cash ground rent and amortization of other intangibles	1	7
Amortization of debt premiums, discounts, and financing costs	1,084	1,039
Loss on extinguishment of debt	21	—
Gain on insurance recoveries	—	(548)
Share-based compensation expense	2,800	2,626
Changes in assets and liabilities:
Accounts and rents receivable	(19,480)	(10,823)
Other assets	(7,096)	(840)
Accounts payable and accrued expenses	16,704	15,776
Other liabilities	(2,097)	(2,163)
Net cash provided by operating activities	$45,031	$54,766
Cash flows from investing activities:
Purchase of investment properties	—	(25,441)
Capital expenditures	(15,236)	(32,353)
Proceeds from property insurance	—	1,597
Net cash used in investing activities	$(15,236)	$(56,197)
Cash flows from financing activities:
Payoff of mortgage debt	(58,147)	—
Principal payments of mortgage debt	(1,044)	(1,030)
Principal payments on finance leases	(3)	—
Proceeds from Corporate Credit Facility Term Loan	—	100,000
Proceeds from draw on the Revolving Credit Facility	—	10,000
Payments on the Revolving Credit Facility	—	(20,000)
Repurchase of common shares	—	(35,785)
Redemption of Operating Partnership Units	—	(342)
Dividends and dividend equivalents	(13,390)	(12,449)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(763)	(477)
Net cash provided by (used in) financing activities	$(73,347)	$39,917
Net increase (decrease) in cash and cash equivalents and restricted cash	(43,552)	38,486
Cash and cash equivalents and restricted cash, at beginning of period	223,109	143,582
Cash and cash equivalents and restricted cash, at end of period	$179,557	$182,068

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$101,078	$112,564
Restricted cash	78,479	69,504
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$179,557	$182,068

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of $0.1 million and $0.2 million of capitalized interest for the three months ended March 31, 2026 and 2025, respectively.	$7,654	$7,549
Cash paid for taxes	248	250

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$180	$625
Distributions payable	13,623	14,363
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of March 31, 2026, the Company collectively owned 93.2% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 6.8% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of March 31, 2026 and 2025, the Company owned 30 and 31 lodging properties, respectively.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2026. Operating results for the three months ended March 31, 2026 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
For the three months ended March 31, 2026 and 2025, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the periods then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

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
For the three months ended March 31, 2026, the Company expensed $0.5 million of repair and clean up costs related to property damage sustained at certain properties. This amount is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income for the period then ended.

Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. For the three months ended March 31, 2025, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
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
At March 31, 2026 and December 31, 2025, deferred financing costs related to the Revolving Credit Facility were $8.3 million, offset by accumulated amortization of $4.1 million and $3.7 million, respectively. At March 31, 2026 and December 31, 2025, deferred financing costs related to all other debt were $20.1 million and $20.9 million, respectively, offset by accumulated amortization of $8.9 million and $9.0 million, respectively.
Segment Information
We allocate resources and assess operating performance based on individual hotels and consider each one of our hotels to be an operating segment. We combine each operating segment into one reportable segment: investment in hotel properties.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standard Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). This new guidance requires disclosure of additional information for certain income statement captions within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on the disclosures to its consolidated financial statements.
3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
Primary Markets	2026	2025
Orlando, FL	$47,328	$45,338
Phoenix, AZ	43,272	32,543
Houston, TX	33,754	30,643
San Diego, CA	25,515	25,328
Atlanta, GA	19,160	19,201
San Francisco/San Mateo, CA	16,633	15,992
San Jose-Santa Cruz, CA	12,367	11,163
Portland, OR	11,361	9,858
Nashville, TN	10,787	12,142
Washington, DC-MD-VA	9,559	10,106
Other	65,672	76,613
Total	$295,408	$288,927
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
5. Debt
Debt as of March 31, 2026 and December 31, 2025 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	March 31, 2026	December 31, 2025
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed (2)	—%		3/1/2026	$—	$52,034
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	103,155	103,732
Andaz Napa	Fixed (3)	5.72%		1/19/2028	47,500	54,081
Total Mortgage Loans		4.97%	(4)		$150,655	$209,847
Corporate Credit Facilities (5)
2024 Initial Term Loan	Variable (6)	5.46%		11/3/2028	225,000	225,000
2024 Delayed Draw Term Loan	Variable (6)	5.46%		11/3/2028	100,000	100,000
Revolving Credit Facility (2024)	Variable (7)	5.46%		11/3/2028	—	—
Total Corporate Credit Facilities					$325,000	$325,000
2029 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
2030 Senior Notes $400M	Fixed	6.63%		5/15/2030	400,000	400,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)					(11,262)	(11,966)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.53%	(4)		$1,364,393	$1,422,881
(1)The rates shown represent the annual interest rates as of March 31, 2026. The variable index for the corporate credit facilities is Term SOFR, subject to a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)This mortgage loan was repaid in full in February 2026.
(3)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027. This mortgage loan was partially repaid in March 2026.
(4)Represents the weighted-average interest rate as of March 31, 2026.
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
In March 2026, the Company repaid with cash on hand $6.3 million of the outstanding balance on the mortgage loan collateralized by Andaz Napa.

Of the total outstanding debt at March 31, 2026, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.
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
As of March 31, 2026, there was no outstanding balance on the Revolving Credit Facility. During the three months ended March 31, 2026, the Company incurred unused commitment fees of approximately $0.4 million and did not incur interest expense on the Revolving Credit Facility. During the three months ended March 31, 2025, the Company incurred unused commitment fees of approximately $0.4 million and incurred interest expense of $0.1 million on the Revolving Credit Facility.
Senior Notes
On May 27, 2021, the Operating Partnership entered into the indenture (the "2029 Notes Indenture") governing the $500 million of 4.875% Senior Notes due 2029 (the "2029 Senior Notes"). On November 25, 2024, the Operating Partnership entered into the indenture (the "2030 Notes Indenture" and together with the 2029 Notes Indenture, the "indentures") governing the $400 million of 6.625% Senior Notes due 2030 (the "2030 Senior Notes" and together with the 2029 Senior Notes, the "Senior Notes"). The indentures contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures.
Financial Covenants
As of March 31, 2026, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the terms of the Revolving Credit Facility, 2024 Term Loans, Senior Notes or mortgage loans.
Debt Outstanding

Total debt outstanding as of March 31, 2026 and December 31, 2025 was $1,376 million and $1,435 million, respectively, and had a weighted-average interest rate of 5.53% and 5.51% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of March 31, 2026	Weighted- Average Interest Rate
2026	$2,520	4.95%
2027	102,388	4.64%
2028	370,747	5.49%
2029	500,000	4.88%
2030	400,000	6.63%
Thereafter	—	—%
Total Debt	$1,375,655	5.53%
Revolving Credit Facility (matures in 2028)	—	5.46%
Loan premiums, discounts and unamortized deferred financing costs, net	(11,262)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,364,393	5.53%
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of March 31, 2026, the interest rate swap was designated as a cash flow hedge and involves the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreement without exchange of the underlying notional amount. Unrealized gains and losses of the hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income. Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income through interest expense as interest payments are made on the Company’s variable rate debt. In March 2026, the Company reduced the notional amount on the interest rate swap to $47.5 million in connection with the paydown of the mortgage loan collateralized by Andaz Napa.
The derivative instrument held by the Company with the right of offset in a net asset position is included in other assets on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instrument held by the Company as of March 31, 2026 and December 31, 2025, (in thousands):

						March 31, 2026		December 31, 2025
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	47,500	154	55,000	91
						$47,500	$154	$55,000	$91

The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on the derivative financial instrument designated as a cash flow hedge for the three months ended March 31, 2026 and 2025 (in thousands):

		Three Months Ended March 31,
		2026	2025
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income:
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instrument	$121	$(224)
Gain reclassified from accumulated other comprehensive income to net income	Reclassification adjustment for amounts recognized in net income	$(58)	$(285)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,879	$21,051
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
For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement Date
	March 31, 2026		December 31, 2025
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swap(1)	$154	$—	$91	$—
(1) Interest rate swap fair value is netted as applicable per the terms of the respective master netting agreement.

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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$475,655	$465,731	$534,847	$525,495
Senior Notes	900,000	910,386	900,000	912,667
Total	$1,375,655	$1,376,117	$1,434,847	$1,438,162
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.93% and 5.80% per annum as of March 31, 2026 and December 31, 2025, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company’s provision for income taxes for the three months ended March 31, 2026 and 2025 was estimated using the discrete method and was based on the financial results through the end of the period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method as the estimated annual effective tax method produced a negative tax rate and an unreliable estimate.
The Company estimated the income tax expense for the three months ended March 31, 2026 using an estimated federal and state combined effective tax rate of 4.64% and recognized an income tax expense of $1.0 million.
The Company estimated the income tax expense for the three months ended March 31, 2025 using an estimated federal and state combined effective tax rate of 5.00% and recognized an income tax expense of $0.9 million.
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
9. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2026 and 2025 and, as of March 31, 2026, $200 million of common stock remained available for issuance under the ATM Agreement. As of March 31, 2026 and December 31, 2025, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.6 million and $0.5 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2026. During the three months ended March 31, 2025, 2,733,149 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.09 per share for an aggregate purchase price of $35.8 million. As of March 31, 2026, the Company had approximately $97.5 million remaining under its share repurchase authorization.
Dividends
The Company declared the following dividends during the three months ended March 31, 2026:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.14	March 31, 2026	March 31, 2026	April 15, 2026
Non-Controlling Interest of Common Units in Operating Partnership
As of March 31, 2026, the Operating Partnership had 6,682,447 LTIP Units outstanding, representing a 6.8% partnership interest held by the limited partners. Of the 6,682,447 LTIP Units outstanding at March 31, 2026, 2,962,729 LTIP Units had vested but had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.
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
10. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period plus any shares that could potentially be outstanding during the period. Any anti-dilutive shares have been excluded from the diluted earnings per share calculation.
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
The following table reconciles net income attributable to common stockholders to basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to common stockholders	$19,771	$15,585
Dividends paid on unvested share-based compensation	(119)	(126)
Undistributed earnings attributable to unvested share-based compensation	(19)	(4)
Net income available to common stockholders	$19,633	$15,455

Denominator:
Weighted-average shares outstanding - Basic	92,184,900	100,674,498
Effect of dilutive share-based compensation	530,796	450,714
Weighted-average shares outstanding - Diluted	92,715,696	101,125,212

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.21	$0.15
11. Share-Based Compensation
2015 Incentive Award Plan
Restricted Stock Unit Grants
The Compensation Committee of the Board of Directors approved the following awards of restricted stock units under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based Grants	Performance-Based Grants	Weighted-Average Grant Date Fair Value
February 2026	2026 Restricted Stock Units	135,157	86,532	$13.54
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
LTIP Unit Grants
The Compensation Committee of the Board of Directors approved the issuance of the following awards under the 2015 Incentive Award Plan:

Grant Date	Grant Description	Time-Based LTIP Units	Performance-Based Class A LTIP Units	Weighted-Average Grant Date Fair Value
February 2026	2026 LTIP Units	130,194	1,048,046	$9.61
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
The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of March 31, 2026:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2025	449,951	2,686,313	3,136,264
Granted	221,689	1,178,240	1,399,929
Vested(2)	(125,473)	(144,835)	(270,308)
Unvested as of March 31, 2026	546,167	3,719,718	4,265,885
Weighted-average fair value of unvested shares/units	$11.44	$7.88	$8.34
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the three months ended March 31, 2026 and 2025, 33,567 and 31,275 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

The grant date fair value of the time-based Restricted Stock Units and time-based LTIP Units is determined based on the closing price of the Company’s common stock on the grant date. The grant date fair value of performance-based units is determined based on a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
February 24, 2026
Absolute TSR Restricted Stock Units	25%	$9.72	43.00%	3.56% - 3.74%	3.57%
Relative TSR Restricted Stock Units	75%	$10.31	43.00%	3.56% - 3.74%	3.57%
Absolute TSR Class A LTIP Units	25%	$9.81	43.00%	3.56% - 3.74%	3.57%
Relative TSR Class A LTIP Units	75%	$10.30	43.00%	3.56% - 3.74%	3.57%
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
For the three months ended March 31, 2026, the Company recognized approximately $2.8 million of share-based compensation expense related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the three months ended March 31, 2026, the Company capitalized approximately $0.1 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of March 31, 2026, there was $22.2 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 2.01 years.
For the three months ended March 31, 2025, the Company recognized approximately $2.6 million of share-based compensation expense related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the three months ended March 31, 2025, the Company capitalized approximately $0.1 million related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
12. Leases
The Company leases real property, land and equipment under operating and finance leases.
The following is a summary of the Company's lease related assets and liabilities as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	Consolidated Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets:
Operating lease assets, net	Other assets	$12,069	$12,281
Finance leases assets, net(1)	Net investment properties	5,731	5,787
Total lease assets		$17,800	$18,068

Liabilities:
Operating lease liabilities	Other liabilities	$10,893	$11,103
Finance lease liabilities	Finance lease liabilities	7,603	7,606
Total lease liabilities		$18,496	$18,709
(1)Finance lease assets are net of accumulated amortization of approximately $1.0 million and $0.9 million as of March 31, 2026 and December 31, 2025, respectively.
The following is a summary of the Company's weighted-average remaining lease term and weighted-average discount rate as of March 31, 2026:

March 31, 2026
Weighted-average remaining lease term:
Operating leases(1)	24 years
Finance leases	52 years

Weighted-average discount rate:
Operating leases	5.71%
Finance leases	8.43%
(1)     The weighted-average remaining lease term including all available extension options is approximately 55 years.
The following table sets forth the lease costs related to the Company’s operating and finance leases included in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$327	$539
Finance lease costs:
Amortization of lease assets	56	17
Interest on lease liabilities	162	57
Variable lease costs	895	1,179
Total lease costs	$1,440	$1,792
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
The following table shows the remaining lease payments, including reasonably certain extensions for each of the next five years and thereafter reconciled to the operating lease liabilities and finance lease liabilities included in the Company's consolidated balance sheet as of March 31, 2026 (in thousands):

	Operating Leases	Finance Leases
2026 (excluding the three months ended March 31, 2026)	$1,084	$495
2027	1,459	659
2028	1,342	659
2029	953	659
2030	914	659
Thereafter	15,778	29,280
Total undiscounted lease payments	$21,530	$32,411
Less imputed interest	(10,637)	(24,808)
Lease liability	$10,893	$7,603
13. Commitments and Contingencies
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
Management agreements for brand-managed hotels have terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is approximately 24 years. Management agreements for franchised hotels generally contain initial terms of ten years with an average remaining term of approximately ten years; none of these agreements contemplate renewal or extension of the initial term.
The Company is generally limited in its ability to sell, lease or otherwise transfer hotels unless (i) the transferee assumes the related hotel management agreement or enters into a new agreement with the management company or (ii) a fee to the management company to terminate the agreement is paid. However, most agreements include owner rights to terminate the agreements on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to the Company of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).
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
The Company incurred management and franchise fee expenses of $12.1 million and $12.0 million for the three months ended March 31, 2026 and 2025, respectively, which are included on the condensed consolidated statements of operations and comprehensive income for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of March 31, 2026 and December 31, 2025, the Company had a balance of $73.5 million and $70.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Renovation and Construction Commitments
As of March 31, 2026, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of March 31, 2026 totaled $10.1 million.
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

The following table presents Segment Hotel EBITDA for three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Rooms revenues	$164,359	$159,866
Food and beverage revenues	105,004	104,699
Other revenues	26,045	24,362
Total revenues	$295,408	$288,927
Expenses:
Rooms expenses	39,356	39,322
Food and beverage expenses	66,337	66,527
Other direct expenses	7,222	6,721
Undistributed expenses(1)	67,873	68,494
Management and franchise fees	12,096	11,964
Real estate taxes, personal property taxes and insurance	12,246	13,729
Lease/rent expense	330	312
Ground lease expense	345	844
Owner repairs & maintenance	46	13
Other fixed expenses	1,771	1,754
Segment Hotel EBITDA	$87,786	$79,247
Segment Hotel EBITDA Margin	29.7%	27.4%
(1)Primarily includes costs related to general and administrative, sales and marketing, repairs and maintenance, utilities and information technology.

The following table presents Segment Hotel EBITDA reconciled to net income before income taxes for three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Segment Hotel EBITDA	$87,786	$79,247
Adjustments and reconciling items:
Depreciation and amortization	(31,882)	(33,192)
General and administrative expenses	(9,111)	(8,911)
Other operating expenses	(4,680)	(1,272)
Impairment and other losses	(487)	—
Other income	1,519	2,556
Interest expense	(20,879)	(21,051)
Loss on extinguishment of debt	(21)	—
Net income before income taxes	$22,245	$17,377

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about Xenia’s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as “may,” “could,” “expect,” “intend,” “plan,” “seek,” “anticipate,” “believe,” “estimate,” “guidance,” “predict,” “potential,” “continue,” “likely,” “will,” “would,” “illustrative” and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by Xenia and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. Forward-looking statements in this Form 10-Q include, among others, statements about our plans, strategies and the impact of macroeconomic factors, including inflation, changing interest rates, a potential domestic and/or global recession, global conflicts, trade disputes, consumer confidence levels in the economy, the evolving workforce and wage landscape, capital expenditures and reserve funds, the Repurchase Program, the ability to consummate acquisitions and dispositions of hotel properties, changes in the geographic markets where our revenues are concentrated, insurance recoveries, liquidity and derivations thereof, financial performance and potential dividends, prospects or future events. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors include, among others: the risk factors set forth under “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2026, as may be updated elsewhere in this report and the information set forth in other Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed or will file with the SEC; general economic uncertainty and a contraction in the U.S. or global economy or low levels of economic growth; macroeconomic factors and other factors beyond our control that can adversely affect and reduce demand for hotel rooms, food and beverage services, and/or meeting facilities; inflation which increases our labor and other costs of providing services to guests and meeting hotel brand standards as well as costs related to construction and other capital expenditures including increased costs due to the imposition of tariffs on imported goods, property and other taxes, and insurance which could result in reduced operating profit margins; the impact of supply chain disruptions on our ability to source furniture, fixtures, and equipment required to comply with brand standards and guest expectations and the ability of our third-party managers to source supplies and other items required for operations; our ability to comply with contractual covenants; business, financial and operating risks inherent to real estate investments and the lodging industry; seasonal and cyclical volatility in the lodging industry; adverse changes in specialized industries, such as the energy, technology and/or tourism industries that result in a sustained downturn of related businesses and corporate spending that may negatively impact our revenues and results of operations; levels of spending in transient or group business and leisure segments as well as consumer confidence; declines in occupancy and average daily rate; decreased business travel for in-person meetings due to technological advancements in virtual meetings and/or changes in guest and consumer preferences, including consideration of the impact of travel on the environment; fluctuations in the supply of hotels, due to hotel construction and/or renovation and expansion of existing hotels, and demand for hotel rooms; changes in the competitive environment in the lodging industry, including due to consolidation of management companies, franchisors and online travel agencies, and changes in the markets where we own hotels; events beyond our control, such as wars, global conflicts and geopolitical unrest, changes in trade policy, other political conditions or uncertainty, actual or threatened terrorist or cyber-attacks, mass casualty events, government shutdowns and closures, travel-related health concerns, global outbreaks of pandemics (such as the COVID-19 pandemic) or contagious diseases, or fear of such outbreaks, weather and climate-related events, such as hurricanes, tornadoes, floods, wildfires, and droughts, and natural or man-made disasters; cyber incidents and information technology failures, including unauthorized access to our computer systems and/or our vendors' computer systems, and our third-party management companies' or franchisors' computer systems and/or their vendors' computer systems; changes in interest rates and operating costs, including labor and service related costs; our inability to directly operate our properties and reliance on third-party hotel management companies to operate and manage our hotels; our ability to maintain good relationships with our third-party hotel management companies and franchisors; our failure to maintain and/or comply with required brand operating standards; our ability to maintain our brand licenses at our hotels; relationships with labor unions and changes in labor laws, including increases to minimum wages; retention and attraction of our senior management team or key personnel; our ability to identify and consummate additional acquisitions and dispositions of hotels; our ability to integrate and successfully operate any hotel properties that we acquire in the future and the risks associated with these hotel properties; disruption resulting from the impact of hotel renovations, repositionings, redevelopments and re-branding activities; our ability to access capital for renovations, acquisitions and general operating needs on terms and at times that are acceptable to us; the fixed cost nature of hotel ownership; our ability to service, restructure or refinance our debt; compliance with regulatory regimes and local laws; uninsured or underinsured losses, including those relating to weather and climate-related events, natural disasters, civil unrest, terrorism or cyber-attacks and the physical effects and transition-related impacts of climate change; changes in distribution channels, such as through internet travel intermediaries or websites that facilitate the short-term rental of homes and apartments from owners; the amount of debt that we currently have or may incur in the future; provisions in our debt agreements that may restrict the operation of our business; our organizational and governance structure; our status as a real estate investment trust (“REIT”); our taxable REIT subsidiary (“TRS”) lessee structure; the cost of compliance with and liabilities under environmental, health and safety laws; adverse litigation judgments or settlements or regulatory proceedings; changes in real estate and zoning laws; increases in insurance or other fixed costs and increases in real property tax valuations or rates; changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; changes in governmental regulations or interpretations thereof; and estimates relating to our ability to make distributions to our stockholders in the future.
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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of March 31, 2026, we owned 30 hotels and resorts, comprising 8,868 rooms across 14 states. Our hotels are operated and/or licensed by industry leaders including Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton and Davidson.
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
Key Indicators of Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as revenue per available room ("RevPAR"); total revenue per available room ("Total RevPAR"); average daily rate

("ADR"); occupancy rate ("occupancy"); earnings before interest, income taxes, depreciation and amortization for real estate ("EBITDAre") and Adjusted EBITDAre; and funds from operations ("FFO") and Adjusted FFO. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. RevPAR, ADR, and occupancy may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Measures" for further discussion of the Company's use, definitions and limitations of EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO.
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 2.0% during the first quarter of 2026, according to the U.S. Department of Commerce, compared to the increase in annual rate growth trend from the third and fourth quarters of 2025 of 4.4% and 1.4%, respectively. The increase during the first quarter reflected upturns in government spending and exports, and an acceleration in investment that were partly offset by a deceleration in consumer spending. In addition, the unemployment rate remained flat at 4.3% in March 2026 compared to 4.4% in December 2025 and September 2025. We continue to monitor and evaluate the challenges associated with consumer confidence, inflationary pressures, changing interest rates, a potential domestic and/or global recession, global conflicts, trade disputes, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand increased 2.0% during the three months ended March 31, 2026 while new hotel supply increased 0.6% during the same period. An increase in ADR of 2.4% coupled with an increase in occupancy of 1.4% led to an increase in industry RevPAR of 3.8% for the three months ended March 31, 2026 compared to 2025.
First Quarter 2026 Overview
RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 9.1% to $205.93 for the three months ended March 31, 2026 compared to $188.73 for the three months ended March 31, 2025. The increase in RevPAR for the three months ended March 31, 2026 compared to the same period in 2025 was driven primarily by increases in occupancy and average daily rate as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio.
Net income increased 28.5% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which was primarily attributed to a $13.2 million increase in hotel operating income for our 30-comparable hotels, a $1.3 million reduction in depreciation and amortization expense and a $0.2 million reduction in interest expense. These increases were partially offset by a $4.8 million reduction in hotel operating income attributed to the sale of Fairmont Dallas in April 2025, a $3.3 million increase in other operating expenses, a $1.0 million reduction in other income, a $0.5 million increase in impairment and other losses, $0.2 million increase in general and administrative expenses and a $0.2 million increase in income tax expense.
Adjusted EBITDAre and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2026 increased 11.6% and 16.3%, respectively, compared to the three months ended March 31, 2025. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025		Change
Number of properties at January 1	30	31		(1)
Number of properties at March 31	30	31		(1)

Number of rooms at January 1	8,868	9,408		(540)
Rooms in properties acquired(1)	—	5		(5)
Number of rooms at March 31	8,868	9,413		(545)

	Three Months Ended March 31,
	2026	2025		Change
Total Portfolio Statistics:
Occupancy	71.4%	69.3%	210	bps
ADR	$288.62	$272.41		6.0%
RevPAR	$205.93	$188.73		9.1%
Total RevPAR	$370.13	$341.09		8.5%
(1)    In February 2025, we added five newly created rooms at Grand Hyatt Scottsdale Resort.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenues:
Rooms revenues	$164,359	$159,866	$4,493	2.8%
Food and beverage revenues	105,004	104,699	305	0.3%
Other revenues	26,045	24,362	1,683	6.9%
Total revenues	$295,408	$288,927	$6,481	2.2%
Rooms revenues
Rooms revenues increased $4.5 million, or 2.8%, to $164.4 million for the three months ended March 31, 2026 from $159.9 million for the three months ended March 31, 2025 primarily driven by increases in occupancy and average daily rate as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. This increase is net of a reduction of $6.8 million attributed to the sale of Fairmont Dallas in April 2025.
Food and beverage revenues
Food and beverage revenues increased $0.3 million, or 0.3%, to $105.0 million for the three months ended March 31, 2026 from $104.7 million for the three months ended March 31, 2025 primarily driven by an increase in occupancy, year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation and growth in banquets and catering resulting from strong group business demand. This increase is net of a reduction of $5.8 million attributed to the sale of Fairmont Dallas in April 2025.
Other revenues
Other revenues increased $1.7 million, or 6.9%, to $26.0 million for the three months ended March 31, 2026 from $24.4 million for the three months ended March 31, 2025 primarily due to increases in occupancy and ancillary fees as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. This increase is net of a reduction of $0.9 million attributed to the sale Fairmont Dallas in April 2025.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Hotel operating expenses:
Rooms expenses	$39,356	$39,322	$34	0.1%
Food and beverage expenses	66,337	66,527	(190)	(0.3)%
Other direct expenses	7,222	6,721	501	7.5%
Other indirect expenses	70,555	71,013	(458)	(0.6)%
Management and franchise fees	12,096	11,964	132	1.1%
Total hotel operating expenses	$195,566	$195,547	$19	—%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased slightly to $195.6 million for the three months ended March 31, 2026 from $195.5 million for the three months ended March 31, 2025 due to an increase in occupancy as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation partially offset by a reduction of $8.0 million attributed to the sale of Fairmont Dallas in April 2025.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Depreciation and amortization	$31,882	$33,192	$(1,310)	(3.9)%
Real estate taxes, personal property taxes and insurance	12,246	13,729	(1,483)	(10.8)%
Ground lease expense	380	831	(451)	(54.3)%
General and administrative expenses	9,111	8,911	200	2.2%
Other operating expenses	4,113	853	3,260	382.2%
Impairment and other losses	487	—	487	100.0%
Total corporate and other expenses	$58,219	$57,516	$703	1.2%
Depreciation and amortization
Depreciation and amortization expense decreased $1.3 million, or 3.9%, to $31.9 million for the three months ended March 31, 2026 from $33.2 million for the three months ended March 31, 2025. The decrease was primarily attributed to the sale of Fairmont Dallas in April 2025 and fully depreciated assets during the comparable periods partially offset by the timing of new assets being placed into service.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $1.5 million, or 10.8%, to $12.2 million for the three months ended March 31, 2026 from $13.7 million for the three months ended March 31, 2025. The decrease was primarily attributed to a reduction of $0.7 million attributed to the sale of Fairmont Dallas in April 2025, a $0.5 million reduction in real estate taxes and a $0.3 million reduction in insurance expense.

Ground lease expense
Ground lease expense decreased $0.5 million, or 54.3%, to $0.4 million for the three months ended March 31, 2026 from $0.8 million for the three months ended March 31, 2025. The decrease was primarily attributed to the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in March 2025.
Other operating expenses
Other operating expenses increased $3.3 million, or 382.2%, to $4.1 million for the three months ended March 31, 2026 from $0.9 million compared to the three months ended March 31, 2025 primarily due to non-recurring costs associated with an operator transition at four hotels and an increase in pre-opening expenses.
Impairment and other losses
For the three months ended March 31, 2026, the Company expensed $0.5 million of repair and clean up costs related to property damage sustained at certain properties.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Non-operating income and expenses:
Other income	1,522	2,564	(1,042)	(40.6)%
Interest expense	(20,879)	(21,051)	172	(0.8)%
Loss on extinguishment of debt	(21)	—	(21)	(100.0)%
Income tax expense	(1,032)	(870)	(162)	18.6%
Other income
Other income decreased $1.0 million, or 40.6%, to $1.5 million for the three months ended March 31, 2026 from $2.6 million for the three months ended March 31, 2025 primarily attributed to the prior year recognition of a $1.1 million net gain related to the write off of the right-of-use asset and lease liability resulting from the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara as well as $0.5 million of insurance proceeds in excess of recognized losses in the prior year related to a casualty loss at one property. These decreases were partially offset by a $0.6 million non-recurring gain at one property.
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
Liquidity
As of March 31, 2026, we had $101.1 million of consolidated cash and cash equivalents and $78.5 million of restricted cash and escrows. The restricted cash as of March 31, 2026 primarily consisted of $73.5 million related to FF&E reserves as required per the terms of our management and franchise agreements, $4.2 million in deposits made for capital projects and cash held in restricted escrows of $0.7 million primarily for real estate taxes and mortgage escrows.

As of March 31, 2026, there was no outstanding balance on our Revolving Credit Facility and the full $500 million was available to be borrowed.
As of March 31, 2026, we had $200 million available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of March 31, 2026, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.53%.
Mortgage Loans
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.
In March 2026, the Company repaid with cash on hand $6.3 million of outstanding balance on the mortgage loan collateralized by Andaz Napa.
Our mortgage loan agreements require contributions to be made to FF&E reserves and compliance with certain financial covenants.
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
Senior Notes
On May 27, 2021, the Operating Partnership entered into the indenture (the "2029 Notes Indenture") governing the $500 million of 4.875% Senior Notes due 2029 (the "2029 Senior Notes"). On November 25, 2024, the Operating Partnership entered into the indenture (the "2030 Notes Indenture" and together with the 2029 Notes Indenture, the "indentures") governing the $400 million of 6.625% Senior Notes due 2030 (the "2030 Senior Notes" and together with the 2029 Senior Notes, the "Senior Notes"). The indentures contain customary covenants that limit the Operating Partnership's ability and, in certain circumstances, the ability of its subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends, redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These limitations are subject to a number of important exceptions and qualifications set forth in the indentures.
From time to time, we will consider open market purchases or tenders of our Senior Notes or other public indebtedness when considered advantageous relative to other uses of capital.
Debt Covenants
As of March 31, 2026, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the Revolving Credit Facility, 2024 Term Loans, Senior Notes or mortgage loans.
Derivatives
In March 2026, the Company reduced the notional amount on the interest rate swap in connection with the paydown of the mortgage loan collateralized by Andaz Napa and, as a result, we had one interest rate swap with an aggregate notional amount of $47.5 million as of March 31, 2026. This swap fixes the variable interest rate on one mortgage loan for a portion of the term.
Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the three months ended March 31, 2026. As of March 31, 2026, we had $200 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program during the three months ended March 31, 2026. During the three months ended March 31, 2025, 2,733,149 shares were repurchased under the Repurchase Program, at a weighted-average price of $13.09 per share for an aggregate purchase price of $35.8 million. As of March 31, 2026, the Company had approximately $97.5 million remaining under its share repurchase authorization.
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
As of March 31, 2026 and December 31, 2025, we had a total of $73.5 million and $70.3 million, respectively, of FF&E reserves. During the three months ended March 31, 2026 and March 31, 2025, we made total capital expenditures of $15.2 million and $32.4 million, respectively.
Off-Balance Sheet Arrangements
As of March 31, 2026, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of March 31, 2026 totaled $10.1 million.
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
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$45,031	$54,766
Net cash used in investing activities	(15,236)	(56,197)
Net cash provided by (used in) financing activities	(73,347)	39,917
Net increase (decrease) in cash and cash equivalents and restricted cash	$(43,552)	$38,486
Cash and cash equivalents and restricted cash, at beginning of period	223,109	143,582
Cash and cash equivalents and restricted cash, at end of period	$179,557	$182,068
Operating
•Cash provided by operating activities was $45.0 million and $54.8 million for the three months ended March 31, 2026 and 2025, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net decrease to cash provided by operating activities during the three months ended March 31, 2026 was primarily due to the timing of working capital transactions, partially offset by an increase in operating income. Refer to the "Results of Operations" section for further discussion of our operating results for the three months ended March 31, 2026 and 2025.
Investing
•Cash used in investing activities was $15.2 million and $56.2 million for the three months ended March 31, 2026 and 2025, respectively. Cash used in investing activities for the three months ended March 31, 2026 was attributed to $15.2 million in capital improvements at our hotel properties. Cash used in investing activities for the three months ended March 31, 2025 was attributed to $32.4 million in capital improvements at our hotel properties and $25.4 million for the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara, which was partially offset by $1.6 million of proceeds from property insurance.
Financing
•Cash used in financing activities was $73.3 million for the three months ended March 31, 2026 and was attributed to (i) the payoff of mortgage debt totaling $58.1 million, (ii) the payment of $13.4 million in dividends, (iii) principal payments of mortgage debt totaling $1.0 million and (iv) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.8 million.
•

•Cash provided by financing activities was $39.9 million for the three months ended March 31, 2025 and was attributed to the proceeds from the 2024 Delayed Draw Term Loan of $100.0 million and proceeds from a $10.0 million draw on the Revolving Credit Facility, which was partially offset by (i) the repurchase of common stock totaling $35.8 million, (ii) the repayment of the Revolving Credit Facility of $20.0 million, (iii) the payment of $12.4 million in dividends, (iv) principal payments of mortgage debt totaling $1.0 million, (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.5 million and (vi) the redemption of Operating Partnership Units for cash of $0.3 million.
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
FFO and Adjusted FFO
We calculate FFO in accordance with standards established by Nareit, as amended in the 2018 Restatement White Paper, which defines FFO as net income or loss (calculated in accordance with GAAP), excluding real estate-related depreciation, amortization and impairments, gains or losses from sale of real estate, the cumulative effect of changes in accounting principles, similar adjustments for unconsolidated partnerships and consolidated variable interest entities, and items classified by GAAP as extraordinary. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. We believe that the presentation of FFO provides useful supplemental information to investors regarding our operating performance by excluding the effect of real estate depreciation and amortization, gains or losses from sale for real estate, impairments of real estate assets, extraordinary items and the portion of these items related to unconsolidated entities, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance. We believe that the presentation of FFO can facilitate comparisons of operating performance between periods and between REITs, even though FFO does not represent an amount that accrues directly to common stockholders. Our calculation of FFO may not be comparable to measures calculated by other companies who do not use the Nareit definition of FFO or do not calculate FFO per diluted share in accordance with Nareit guidance. Additionally, FFO may not be helpful when comparing us to non-REITs. We present FFO attributable to common stock and unit holders, which includes our Operating Partnership Units because our Operating Partnership Units may be redeemed for common stock. We believe it is meaningful for the investor to understand FFO attributable to all common stock and unit holders.

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
The following is a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$21,213	$16,507
Adjustments:
Interest expense	20,879	21,051
Income tax expense	1,032	870
Depreciation and amortization	31,882	33,192
EBITDA and EBITDAre	$75,006	$71,620

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(81)	$(83)
Gain on insurance recoveries(1)	—	(548)
Loss on extinguishment of debt	21	—
Amortization of share-based compensation expense	2,800	2,626
Non-cash ground rent and straight-line rent expense	43	(13)
Other non-recurring expenses(2)	3,592	(660)
Adjusted EBITDAre attributable to common stock and unit holders	$81,381	$72,942
(1)     During the three months ended March 31, 2025, we recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
(2)     Includes adjustments for costs associated with an operator transition at four hotels, pre-opening expenses, repair and clean up costs related to property damage and other non-recurring items.

The following is a reconciliation of net income to FFO and Adjusted FFO attributable to common stock and unit holders for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$21,213	$16,507
Adjustments:
Depreciation and amortization related to investment properties	31,801	33,109
FFO attributable to common stock and unit holders	$53,014	$49,616

Reconciliation to Adjusted FFO
Gain on insurance recoveries(1)	$—	$(548)
Loss on extinguishment of debt	21	—
Loan related costs, net of adjustment related to non-controlling interests(2)	1,084	1,039
Amortization of share-based compensation expense	2,800	2,626
Non-cash ground rent and straight-line rent expense	43	(13)
Other non-recurring expenses(3)	3,592	(660)
Adjusted FFO attributable to common stock and unit holders	$60,554	$52,060
(1)     During the three months ended March 31, 2025, we recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
(2)     Loan related costs included amortization of debt premiums, discounts and deferred loan origination costs.
(3)     Includes adjustments for costs associated with an operator transition at four hotels, pre-opening expenses, repair and clean up costs related to property damage and other non-recurring items.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ significantly from these estimates and assumptions. We evaluate our estimates, assumptions and judgments to confirm that they are reasonable and appropriate on an ongoing basis, based on information that is then available to us as well as our experience relating to various matters. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2 in the accompanying condensed consolidated financial statements included herein.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable rate debt and the price of new fixed rate debt upon maturity of existing debt and for acquisitions. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of March 31, 2026 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2025 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $3.3 million per annum.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the near term are evaluated for possible early refinancing or extension due to consideration given to current interest rates. We have taken significant steps in reducing our variable rate debt exposure by paying off property-level mortgage debt subject to floating rates and entering into an interest rate swap agreement to hedge interest rate risk. Refer to Note 5 in the accompanying condensed consolidated financial statements included herein for our mortgage debt principal amounts and weighted-average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Refer to Note 6 in the accompanying condensed consolidated financial statements included herein for more information on our interest rate swap derivatives.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of March 31, 2026, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$2,520	$101,386	$—	$500,000	$400,000	$—	$1,003,906	$1,012,054
Variable rate debt	—	1,002	370,747	—	—	—	371,749	364,063
Total	$2,520	$102,388	$370,747	$500,000	$400,000	$—	$1,375,655	$1,376,117
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.95%	4.63%	—%	4.88%	6.63%	—%	5.55%	5.71%
Variable rate debt	—%	5.72%	5.49%	—%	—%	—%	5.49%	6.55%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of March 31, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, with the participation of our principal executive officer and our principal financial officer, has evaluated, as of the end of the period covered by this quarterly report, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trade Arrangements
During the quarter ended March 31, 2026, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

3.6	Third Amended and Restated Bylaws of Xenia Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-36594) filed on November 2, 2022)

10.1*	Form of Class A Performance Unit Agreement (2026)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xenia Hotels & Resorts, Inc.

May 1, 2026

/s/ MARCEL VERBAAS
Marcel Verbaas
Chair and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)