Form 10-Q
period 2026-06-30
Xenia Hotels & Resorts, Inc.
filed 2026-07-30
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 29, 2026, there were 92,245,835 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of June 30, 2026 and December 31, 2025
(Dollar amounts in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets:	(Unaudited)
Investment properties:
Land	$454,327	$472,648
Buildings and other improvements	3,105,328	3,128,322
Total	$3,559,655	$3,600,970
Less: accumulated depreciation	(1,144,476)	(1,098,972)
Net investment properties	$2,415,179	$2,501,998
Cash and cash equivalents	112,357	140,427
Restricted cash and escrows	83,734	82,682
Accounts and rents receivable, net of allowance for doubtful accounts	36,527	26,937
Goodwill	4,850	4,850
Deferred tax assets, net (Note 8)	5,387	5,544
Other assets	49,961	46,237
Assets held for sale (Note 4)	10,702	—
Total assets	$2,718,697	$2,808,675
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,359,120	$1,422,881
Finance lease liabilities	7,601	7,606
Accounts payable and accrued expenses	94,336	93,541
Distributions payable	13,664	13,538
Other liabilities	78,132	87,572
Liabilities associated with assets held for sale (Note 4)	1,365	—
Total liabilities	$1,554,218	$1,625,138
Commitments and Contingencies (Note 13)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 92,245,835 and 92,153,929 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$923	$922
Additional paid in capital	1,804,817	1,803,644
Accumulated other comprehensive income	118	86
Accumulated distributions in excess of net earnings	(695,983)	(670,434)
Total Company stockholders' equity	$1,109,875	$1,134,218
Non-controlling interests	54,604	49,319
Total equity	$1,164,479	$1,183,537
Total liabilities and equity	$2,718,697	$2,808,675
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rooms revenues	$166,672	$158,497	$331,031	$318,363
Food and beverage revenues	102,447	102,186	207,451	206,885
Other revenues	26,373	26,896	52,418	51,258
Total revenues	$295,492	$287,579	$590,900	$576,506
Expenses:
Rooms expenses	40,584	39,156	79,940	78,478
Food and beverage expenses	67,528	65,626	133,865	132,153
Other direct expenses	7,464	7,338	14,686	14,059
Other indirect expenses	72,031	68,674	142,586	139,687
Management and franchise fees	10,641	10,156	22,737	22,120
Total hotel operating expenses	$198,248	$190,950	$393,814	$386,497
Depreciation and amortization	31,809	32,631	63,691	65,823
Real estate taxes, personal property taxes and insurance	12,656	11,928	24,902	25,657
Ground lease expense	494	527	874	1,358
General and administrative expenses	11,199	10,822	20,310	19,733
Other operating expenses	2,291	224	6,404	1,077
Impairment and other losses	38,764	279	39,251	279
Total expenses	$295,461	$247,361	$549,246	$500,424
Operating income	$31	$40,218	$41,654	$76,082
Gain on sale of investment properties	—	39,953	—	39,953
Other income	848	1,695	2,370	4,259
Interest expense	(20,532)	(21,926)	(41,411)	(42,977)
Loss on extinguishment of debt	(14)	—	(35)	—
Net income (loss) before income taxes	$(19,667)	$59,940	$2,578	$77,317
Income tax expense	(1,062)	(1,379)	(2,094)	(2,249)
Net income (loss)	$(20,729)	$58,561	$484	$75,068
Net (income) loss attributable to non-controlling interests (Note 1)	1,391	(3,404)	(51)	(4,326)
Net income (loss) attributable to common stockholders	$(19,338)	$55,157	$433	$70,742

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Continued
For the Three and Six Months Ended June 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted income (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.21)	$0.56	$—	$0.71
Weighted-average number of common shares (basic)	92,245,835	97,690,231	92,215,706	99,171,413
Weighted-average number of common shares (diluted)	92,245,835	98,082,028	92,747,895	99,592,741

Comprehensive income (loss):
Net income (loss)	$(20,729)	$58,561	$484	$75,068
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	20	(14)	141	(238)
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	(48)	(153)	(106)	(438)
	$(20,757)	$58,394	$519	$74,392
Comprehensive (income) loss attributable to non-controlling interests (Note 1)	1,393	(3,395)	(54)	(4,301)
Comprehensive income (loss) attributable to the Company	$(19,364)	$54,999	$465	$70,091
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended June 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at March 31, 2026	92,245,835	$923	$1,803,878	$144	$(663,657)	$52,474	$1,193,762
Net loss	—	—	—	—	(19,338)	(1,391)	(20,729)
Dividends, common share / units ($0.14)	—	—	—	—	(12,988)	(501)	(13,489)
Share-based compensation	—	—	939	—	—	4,024	4,963
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	19	—	1	20
Reclassification adjustment for amounts recognized in net income (loss)	—	—	—	(45)	—	(3)	(48)
Balance at June 30, 2026	92,245,835	$923	$1,804,817	$118	$(695,983)	$54,604	$1,164,479

Balance at March 31, 2025	98,703,136	$987	$1,886,107	$432	$(678,153)	$38,922	$1,248,295
Net income	—	—	—	—	55,157	3,404	58,561
Repurchase of common shares, net	(2,948,912)	(29)	(35,640)	—	—	—	(35,669)
Dividends, common share / units ($0.14)	—	—	—	—	(13,484)	(367)	(13,851)
Share-based compensation	34,625	—	1,065	—	—	3,814	4,879
Shares redeemed to satisfy tax withholding on vested share-based compensation	(8,456)	—	(99)	—	—	—	(99)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(14)	—	—	(14)
Reclassification adjustment for amounts recognized in net income	—	—	—	(144)	—	(9)	(153)
Balance at June 30, 2025	95,780,393	$958	$1,851,433	$274	$(636,480)	$45,764	$1,261,949
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2025	92,153,929	$922	$1,803,644	$86	$(670,434)	$49,319	$1,183,537
Net income	—	—	—	—	433	51	484
Dividends, common share / units ($0.28)	—	—	—	—	(25,982)	(997)	(26,979)
Share-based compensation	125,473	1	1,682	—	—	6,228	7,911
Shares redeemed to satisfy tax withholding on vested share-based compensation	(33,567)	—	(509)	—	—	—	(509)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	131	—	10	141
Reclassification adjustment for amounts recognized in net income	—	—	—	(99)	—	(7)	(106)
Balance at June 30, 2026	92,245,835	$923	$1,804,817	$118	$(695,983)	$54,604	$1,164,479

Balance at December 31, 2024	101,310,135	$1,013	$1,921,006	$925	$(679,841)	$37,230	$1,280,333
Net income	—	—	—	—	70,742	4,326	75,068
Repurchase of common shares, net	(5,682,061)	(56)	(71,398)	—	—	—	(71,454)
Dividends, common shares / units ($0.28)	—	—	—	—	(27,381)	(727)	(28,108)
Share-based compensation	149,224	1	1,711	—	—	5,934	7,646
Shares redeemed to satisfy tax withholding on vested share-based compensation	(39,731)	—	(518)	—	—	—	(518)
Redemption of Operating Partnership Units	42,826	—	632	—	—	(974)	(342)
Other comprehensive loss:
Unrealized loss on interest rate derivative instruments	—	—	—	(238)	—	—	(238)
Reclassification adjustment for amounts recognized in net income	—	—	—	(413)	—	(25)	(438)
Balance at June 30, 2025	95,780,393	$958	$1,851,433	$274	$(636,480)	$45,764	$1,261,949
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$484	$75,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,689	65,809
Non-cash ground rent and amortization of other intangibles	2	14
Amortization of debt premiums, discounts, and financing costs	2,281	2,207
Loss on extinguishment of debt	35	—
Gain on sale of investment properties	—	(39,953)
Impairment and other losses	38,764	279
Gain on insurance recoveries	—	(548)
Share-based compensation expense	7,566	7,205
Changes in assets and liabilities:
Accounts and rents receivable	(9,807)	(9,834)
Other assets	(3,947)	3,285
Accounts payable and accrued expenses	2,124	(1,669)
Other liabilities	(4,740)	(10,784)
Net cash provided by operating activities	$96,451	$91,079
Cash flows from investing activities:
Purchase of investment properties	—	(25,441)
Capital expenditures	(30,604)	(50,841)
Proceeds from sale of investment properties	—	101,404
Proceeds from property insurance	—	2,393
Net cash (used in) provided by investing activities	$(30,604)	$27,515
Cash flows from financing activities:
Payoff of mortgage debt	(63,396)	—
Principal payments of mortgage debt	(1,878)	(2,153)
Principal payments on finance leases	(5)	—
Proceeds from Corporate Credit Facility Term Loan	—	100,000
Proceeds from draw on the Revolving Credit Facility	—	10,000
Payments on the Revolving Credit Facility	—	(20,000)
Repurchase of common shares	—	(71,454)
Redemption of Operating Partnership Units	—	(342)
Dividends and dividend equivalents	(26,823)	(26,658)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(763)	(576)
Net cash used in financing activities	$(92,865)	$(11,183)
Net increase (decrease) in cash and cash equivalents and restricted cash	(27,018)	107,411
Cash and cash equivalents and restricted cash, at beginning of period	223,109	143,582
Cash and cash equivalents and restricted cash, at end of period	$196,091	$250,993

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$112,357	$172,609
Restricted cash	83,734	78,384
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$196,091	$250,993

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of $0.3 million of capitalized interest for the six months ended June 30, 2026 and 2025, respectively.	$39,897	$40,513
Cash paid for taxes	780	1,556

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$64	$1,598
Distributions payable	13,664	13,994
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of June 30, 2026, the Company collectively owned 93.2% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 6.8% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of June 30, 2026 and 2025, the Company owned 30 lodging properties.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2026. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
For the six months ended June 30, 2026 and 2025, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the periods then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.

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
During the three and six months ended June 30, 2026, the Company entered into an agreement to sell the 85-room Kimpton RiverPlace Hotel, located in Portland, Oregon, for a sale price of $11.0 million. As of June 30, 2026, the property was classified as held for sale and the Company recorded an impairment loss of approximately $38.8 million as the carrying value exceeded the fair value net of selling costs. This amount is included in impairment and other losses on the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2026, the hotel's assets and liabilities were classified as held for sale on the condensed consolidated balance sheet for the period then ended.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. For the six months ended June 30, 2025, the Company recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
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
At June 30, 2026 and December 31, 2025, deferred financing costs related to the Revolving Credit Facility were $8.3 million, offset by accumulated amortization of $4.5 million and $3.7 million, respectively. At June 30, 2026 and December 31, 2025, deferred financing costs related to all other debt were $20.1 million and $20.9 million, respectively, offset by accumulated amortization of $9.6 million and $9.0 million, respectively.
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

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
Primary Markets	2026	2025
Orlando, FL	$38,431	$38,785
Phoenix, AZ	32,589	28,334
Houston, TX	31,366	29,607
San Diego, CA	30,985	31,259
Atlanta, GA	18,889	17,888
San Francisco/San Mateo, CA	17,260	15,690
Nashville, TN	16,488	16,157
San Jose-Santa Cruz, CA	12,058	11,354
Washington, DC-MD-VA	12,025	12,008
Portland, OR	11,487	13,192
Other	73,914	73,305
Total	$295,492	$287,579

	Six Months Ended June 30,
Primary Markets	2026	2025
Orlando, FL	$85,759	$84,123
Phoenix, AZ	75,861	60,877
Houston, TX	65,120	60,250
San Diego, CA	56,500	56,587
Atlanta, GA	38,049	37,089
San Francisco/San Mateo, CA	33,893	31,682
Nashville, TN	27,275	28,299
San Jose-Santa Cruz, CA	24,425	22,517
Portland, OR	22,848	23,050
Washington, DC-MD-VA	21,584	22,114
Other	139,586	149,918
Total	$590,900	$576,506
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
Held for Sale
During the three and six months ended June 30, 2026, the Company entered into an agreement to sell the 85-room Kimpton RiverPlace Hotel, located in Portland, Oregon, for a sale price of $11.0 million. As of June 30, 2026, the property was classified as held for sale and the Company recorded an impairment loss of approximately $38.8 million as the carrying value exceeded the fair value net of selling costs. As of June 30, 2026, the hotel's assets and liabilities were classified as held for sale on the condensed consolidated balance sheet for the period then ended.
The following represents the major classes of assets and liabilities associated with assets held for sale as of June 30, 2026 (in thousands):

June 30, 2026
Land	$3,863
Buildings and other improvements	10,188
Total	$14,051
Less: accumulated depreciation	(3,753)
Net investment properties	$10,298
Accounts and rents receivable, net of allowance for doubtful accounts	217
Other assets	187
Total assets held for sale	$10,702

Accounts payable and accrued expenses	1,010
Other liabilities	355
Total liabilities associated with assets held for sale	$1,365
The operating results of the hotel that was held for sale as of June 30, 2026 are included in the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, respectively.

5. Debt
Debt as of June 30, 2026 and December 31, 2025 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	June 30, 2026	December 31, 2025
Mortgage Loans
Grand Bohemian Hotel Orlando, Autograph Collection	Fixed (2)	—%		3/1/2026	$—	$52,034
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	102,572	103,732
Andaz Napa	Fixed (3)	5.72%		1/19/2028	42,000	54,081
Total Mortgage Loans		4.95%	(4)		$144,572	$209,847
Corporate Credit Facilities (5)
2024 Initial Term Loan	Variable (6)	5.29%		11/3/2028	225,000	225,000
2024 Delayed Draw Term Loan	Variable (6)	5.29%		11/3/2028	100,000	100,000
Revolving Credit Facility (2024)	Variable (7)	5.29%		11/3/2028	—	—
Total Corporate Credit Facilities					$325,000	$325,000
2029 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
2030 Senior Notes $400M	Fixed	6.63%		5/15/2030	400,000	400,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)					(10,452)	(11,966)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.49%	(4)		$1,359,120	$1,422,881
(1)The rates shown represent the annual interest rates as of June 30, 2026. The variable index for the corporate credit facilities is Term SOFR, subject to a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)This mortgage loan was repaid in full in February 2026.
(3)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027. This mortgage loan was partially repaid in March 2026 and June 2026.
(4)Represents the weighted-average interest rate as of June 30, 2026.
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
In March 2026 and June 2026, the Company repaid with cash on hand $6.3 million and $5.2 million, respectively, of the outstanding balance on the mortgage loan collateralized by Andaz Napa.
Of the total outstanding debt at June 30, 2026, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.

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
As of June 30, 2026, there was no outstanding balance on the Revolving Credit Facility. During the three and six months ended June 30, 2026, the Company incurred unused commitment fees of approximately $0.4 million and $0.8 million, respectively, and did not incur interest expense on the Revolving Credit Facility. During the three and six months ended June 30, 2025, the Company incurred unused commitment fees of approximately $0.4 million and $0.8 million, respectively, and incurred interest expense of $0.1 million on the Revolving Credit Facility during the six months ended June 30, 2025.
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
Financial Covenants
As of June 30, 2026, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the terms of the Revolving Credit Facility, 2024 Term Loans, Senior Notes or mortgage loans.
Debt Outstanding
Total debt outstanding as of June 30, 2026 and December 31, 2025 was $1,370 million and $1,435 million, respectively, and had a weighted-average interest rate of 5.49% and 5.51% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of June 30, 2026	Weighted- Average Interest Rate
2026	$1,687	4.95%
2027	102,388	4.64%
2028	365,497	5.33%
2029	500,000	4.88%
2030	400,000	6.63%
Thereafter	—	—%
Total Debt	$1,369,572	5.49%
Revolving Credit Facility (matures in 2028)	—	5.29%
Loan premiums, discounts and unamortized deferred financing costs, net	(10,452)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,359,120	5.49%
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of June 30, 2026, the interest rate swap was designated as a cash flow hedge and involves the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreement without exchange of the underlying notional amount. Unrealized gains and losses of the hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income (loss). Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income through interest expense as interest payments are made on the Company’s variable rate debt. In March 2026 and June 2026, the Company reduced the notional amount on the interest rate swap to $47.5 million and $42.0 million, respectively, in connection with the paydowns of the mortgage loan collateralized by Andaz Napa.
The derivative instrument held by the Company with the right of offset in a net asset position is included in other assets on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instrument held by the Company as of June 30, 2026 and December 31, 2025, (in thousands):

						June 30, 2026		December 31, 2025
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	42,000	126	55,000	91
						$42,000	$126	$55,000	$91

The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on the derivative financial instrument designated as a cash flow hedge for the three and six months ended June 30, 2026 and 2025 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income (Loss):
Gain (loss) recognized in other comprehensive income (loss)	Unrealized gain (loss) on interest rate derivative instrument	$20	$(14)	$141	$(238)
Gain reclassified from accumulated other comprehensive income to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss)	$(48)	$(153)	$(106)	$(438)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,532	$21,926	$41,411	$42,977
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

For assets and liabilities measured at fair value on a recurring basis and non-recurring basis, quantitative disclosure of their fair value is included in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement Date
	June 30, 2026		December 31, 2025
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swap(1)	$126	$—	$91	$—

Non-recurring measurements
Net investment properties
Kimpton RiverPlace Hotel	$10,298	$—	$—	$—
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
Non-Recurring Measurements
Investment Properties
During the three and six months ended June 30, 2026, the Company entered into an agreement to sell the 85-room Kimpton RiverPlace Hotel, located in Portland, Oregon, for a sale price of $11.0 million. As of June 30, 2026, the property was classified as held for sale and the Company recorded an impairment loss of approximately $38.8 million as the carrying value exceeded the fair value net of selling costs. This amount is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income (loss) for the period then ended.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$469,572	$464,137	$534,847	$525,495
Senior Notes	900,000	908,918	900,000	912,667
Total	$1,369,572	$1,373,055	$1,434,847	$1,438,162
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 5.92% and 5.80% per annum as of June 30, 2026 and December 31, 2025, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

8. Income Taxes
The Company’s provision for income taxes for the three and six months ended June 30, 2026 and 2025 was estimated using the discrete method and was based on the financial results through the end of the period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method as the estimated annual effective tax method produced a negative tax rate and an unreliable estimate.
The Company estimated the income tax expense for the three and six months ended June 30, 2026 using an estimated federal and state combined effective tax rate of 77.22% and recognized an income tax expense of $1.1 million and $2.1 million, respectively.
The Company estimated the income tax expense for the three and six months ended June 30, 2025 using an estimated federal and state combined effective tax rate of 2.94% and recognized an income tax expense of $1.4 million and $2.2 million, respectively.
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
9. Stockholders' Equity
Common Stock
The Company maintains an "At-The-Market" ("ATM") program pursuant to an Equity Distribution Agreement ("ATM Agreement") with Wells Fargo Securities, LLC, Robert W. Baird & Co. Incorporated, Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2026 and 2025 and, as of June 30, 2026, $200 million of common stock remained available for issuance under the ATM Agreement. As of June 30, 2026 and December 31, 2025, the Company had accumulated offering related costs included in other assets on the condensed consolidated balance sheets of $0.6 million and $0.5 million, respectively. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the current registration statement expires in August 2026.
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
No shares were purchased as part of the Repurchase Program during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, 2,948,912 and 5,682,061 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.10 and $12.58 per share for an aggregate purchase price of $35.7 million and $71.5 million, respectively. As of June 30, 2026, the Company had approximately $97.5 million remaining under its share repurchase authorization.
Dividends
The Company declared the following dividends during the six months ended June 30, 2026:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.14	March 31, 2026	March 31, 2026	April 15, 2026
$0.14	June 30, 2026	June 30, 2026	July 15, 2026

Non-Controlling Interest of Common Units in Operating Partnership
As of June 30, 2026, the Operating Partnership had 6,725,133 LTIP Units outstanding, representing a 6.8% partnership interest held by the limited partners. Of the 6,725,133 LTIP Units outstanding at June 30, 2026, 3,005,415 LTIP Units had vested but had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.
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
The following table reconciles net income (loss) attributable to common stockholders to basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(19,338)	$55,157	$433	$70,742
Dividends paid on unvested share-based compensation	(119)	(121)	(239)	(246)
Undistributed earnings attributable to unvested share-based compensation	—	(118)	—	(122)
Net income (loss) available to common stockholders	$(19,457)	$54,918	$194	$70,374

Denominator:
Weighted-average shares outstanding - Basic	92,245,835	97,690,231	92,215,706	99,171,413
Effect of dilutive share-based compensation(1)	—	391,797	532,189	421,328
Weighted-average shares outstanding - Diluted	92,245,835	98,082,028	92,747,895	99,592,741

Basic and diluted earnings (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.21)	$0.56	$—	$0.71
(1)During the three months ended June, 2026, the Company excluded 533,611 anti-dilutive shares from its calculation of diluted earnings per share.

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
In May 2026, pursuant to the Company's Director Compensation Program, the Company issued 42,686 fully vested LTIP Units to its non-employee directors which had a grant date fair value of $16.40 per unit.

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of June 30, 2026:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2025	449,951	2,686,313	3,136,264
Granted	221,689	1,220,926	1,442,615
Vested(2)	(125,473)	(187,521)	(312,994)
Unvested as of June 30, 2026	546,167	3,719,718	4,265,885
Weighted-average fair value of unvested shares/units	$11.44	$7.88	$8.34
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the six months ended June 30, 2026 and 2025, 33,567 and 39,731 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

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
For the three and six months ended June 30, 2026, the Company recognized approximately $4.1 million and $6.9 million of share-based compensation expense related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the three and six months ended June 30, 2026, the Company recognized $0.7 million of share-based compensation expense related to grants to its non-employee directors and capitalized approximately $0.2 million and $0.3 million, respectively, related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of June 30, 2026, there was $18.0 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.92 years.

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
The following is a summary of the Company's lease related assets and liabilities as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	Consolidated Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets:
Operating lease assets, net	Other assets	$11,851	$12,281
Finance leases assets, net(1)	Net investment properties	5,675	5,787
Total lease assets		$17,526	$18,068

Liabilities:
Operating lease liabilities	Other liabilities	$10,678	$11,103
Finance lease liabilities	Finance lease liabilities	7,601	7,606
Total lease liabilities		$18,279	$18,709
(1)Finance lease assets are net of accumulated amortization of approximately $1.0 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively.
The following is a summary of the Company's weighted-average remaining lease term and weighted-average discount rate as of June 30, 2026:

June 30, 2026
Weighted-average remaining lease term:
Operating leases(1)	24 years
Finance leases	51 years

Weighted-average discount rate:
Operating leases	5.72%
Finance leases	8.43%
(1)    The weighted-average remaining lease term including all available extension options is approximately 55 years.

The following table sets forth the lease costs related to the Company’s operating and finance leases included in the consolidated statements of operations and comprehensive income for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating lease costs	$655	$876
Finance lease costs:
Amortization of lease assets	112	33
Interest on lease liabilities	324	114
Variable lease costs	1,901	1,689
Total lease costs	$2,992	$2,712
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
The following table shows the remaining lease payments, including reasonably certain extensions for each of the next five years and thereafter reconciled to the operating lease liabilities and finance lease liabilities included in the Company's consolidated balance sheet as of June 30, 2026 (in thousands):

	Operating Leases	Finance Leases
2026 (excluding the six months ended June 30, 2026)	$724	$330
2027	1,459	659
2028	1,342	659
2029	953	659
2030	914	659
Thereafter	15,778	29,280
Total undiscounted lease payments	$21,170	$32,246
Less imputed interest	(10,492)	(24,645)
Lease liability	$10,678	$7,601
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
Franchise agreements generally have initial terms of 20 years, with an average remaining initial term of approximately seven years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require marketing, reservation or other program fees based on a percentage of gross rooms revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the three and six months ended June 30, 2026, the Company incurred management and franchise fee expenses of $10.6 million and $22.7 million, respectively, and for the three and six months ended June 30, 2025, incurred expenses of $10.2 million and $22.1 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of June 30, 2026 and December 31, 2025, the Company had a balance of $77.6 million and $70.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
Renovation and Construction Commitments
As of June 30, 2026, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of June 30, 2026 totaled $12.1 million.
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

The following table presents Segment Hotel EBITDA for three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rooms revenues	$166,672	$158,497	$331,031	$318,363
Food and beverage revenues	102,447	102,186	207,451	206,885
Other revenues	26,373	26,896	52,418	51,258
Total revenues	$295,492	$287,579	$590,900	$576,506
Expenses:
Rooms expenses	40,584	39,156	79,940	78,478
Food and beverage expenses	67,528	65,626	133,865	132,153
Other direct expenses	7,464	7,338	14,686	14,059
Undistributed expenses(1)	69,349	66,298	137,222	134,793
Management and franchise fees	10,641	10,156	22,737	22,120
Real estate taxes, personal property taxes and insurance	12,656	11,928	24,902	25,657
Lease/rent expense	339	279	669	591
Ground lease expense	458	532	803	1,376
Owner repairs & maintenance	59	24	105	37
Other fixed expenses	1,570	1,490	3,341	3,244
Segment Hotel EBITDA	$84,844	$84,752	$172,630	$163,998
Segment Hotel EBITDA Margin	28.7%	29.5%	29.2%	28.4%
(1)Primarily includes costs related to general and administrative, sales and marketing, repairs and maintenance, utilities and information technology.
The following table presents Segment Hotel EBITDA reconciled to net income (loss) before income taxes for three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Hotel EBITDA	$84,844	$84,752	$172,630	$163,998
Adjustments and reconciling items:
Depreciation and amortization	(31,809)	(32,631)	(63,691)	(65,823)
General and administrative expenses	(11,199)	(10,822)	(20,310)	(19,733)
Other operating expenses	(3,014)	(797)	(7,694)	(2,069)
Impairment and other losses	(38,764)	(279)	(39,251)	(279)
Gain on sale of investment properties	—	39,953	—	39,953
Other income	821	1,690	2,340	4,247
Interest expense	(20,532)	(21,926)	(41,411)	(42,977)
Loss on extinguishment of debt	(14)	—	(35)	—
Net income (loss) before income taxes	$(19,667)	$59,940	$2,578	$77,317

15. Subsequent Event
During the three and six months ended June 30, 2026, the Company entered into an agreement to sell the 85-room Kimpton RiverPlace Hotel, located in Portland, Oregon, for a sale price of $11.0 million. As of June 30, 2026, the property was classified as held for sale and the Company recorded an impairment loss of approximately $38.8 million as the carrying value exceeded the fair value net of selling costs. The sale closed on July 21, 2026. Net cash proceeds from the sale, after transaction closing costs, were $10.3 million.

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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of June 30, 2026, we owned 30 hotels and resorts, comprising 8,868 rooms across 14 states. Our hotels are operated and/or licensed by industry leaders including Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton and Davidson.
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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 1.5% during the second quarter of 2026, according to the U.S. Department of Commerce, compared an increase in the annual rate of approximately 2.1% during the first quarter of 2026. The increase during the second quarter of 2026 reflected increases in consumer spending, investment and exports, that were partially offset by a decrease in government spending and an increase in imports. In addition, the unemployment rate fell slightly to 4.2% in June 2026 compared to 4.3% in March 2026 and 4.4% in December 2025. We continue to monitor and evaluate the challenges associated with consumer confidence, inflationary pressures, changing interest rates, a potential domestic and/or global recession, global conflicts, trade disputes, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand increased 1.7% and 1.8% during the three and six months ended June 30, 2026, respectively. New hotel supply increased 0.4% and 0.5% during the same periods. An increase in ADR of 4.4% coupled with a 1.2% increase in occupancy led to an increase in industry RevPAR of 5.7% for the three months ended June 30, 2026 compared to the same period in 2025. An increase in ADR of 3.5% coupled with a 1.3% increase in occupancy led to an increase in industry RevPAR of 4.8% for the six months ended June 30, 2026 compared to the same period in 2025.
Second Quarter 2026 Overview
RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 7.3% and 8.2% to $206.54 and $206.24 for the three and six months ended June 30, 2026 compared to $192.51 and $190.59 for the three and six months ended June 30, 2025, respectively. The increase in RevPAR for the three and six months ended June 30, 2026 compared to the same periods in 2025 was driven primarily by increases in occupancy and average daily rate as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio.
Net loss was $20.7 million for the three months ended June 30, 2026, a 135.4% decrease compared to net income of $58.6 million the three months ended June 30, 2025. The decrease was primarily attributed a $40.0 million gain on the sale of Fairmont Dallas in April 2025, a $38.5 million increase in impairment and other losses primarily attributed to Kimpton RiverPlace Hotel, a $2.1 million increase in other operating expenses, a $0.8 million reduction in other income, a $0.7 million reduction in hotel operating income attributed to the sale of Fairmont Dallas in April 2025 and a $0.4 million increase in general and administrative expenses. These amounts were partially offset by a $1.4 million reduction in interest expense, $0.8 million reduction in depreciation and amortization expense, a $0.7 million increase in hotel operating income for our 30-comparable hotels and a $0.3 million reduction in income tax expense.
Net income was $0.5 million for the six months ended June 30, 2026, a 99.4% decreased compared to net income of $75.1 million for the six months ended June 30, 2025. The decrease was primarily attributed to a $40.0 million gain on the sale of Fairmont Dallas in April 2025, a $39.0 million increase in impairment and other losses primarily attributed to Kimpton RiverPlace Hotel, a $5.6 million reduction in hotel operating income attributed to the sale of Fairmont Dallas in April 2025, a $5.3 million increase in other operating expenses, a $1.9 million reduction in other income and a $0.6 million increase in general and administrative expenses. These amounts were partially offset by a $13.9 million increase in hotel operating income for our 30-comparable hotels, a $2.1 million reduction in depreciation and amortization expense, a $1.6 million reduction in interest expense and a $0.2 million reduction in income tax expense.
Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2026 decreased 1.8% and increased 4.6%, respectively, compared to the three and six months ended June 30, 2025, and Adjusted FFO attributable to common stock and unit holders increased 0.5% and 8.0% for the same periods. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income attributable to common stock and unit holders.

Operating Information Comparison
The following table sets forth certain operating information for the three and six months ended June 30, 2026 and 2025:

					Six Months Ended June 30,
					2026	2025		Change
Number of properties at January 1					30	31		(1)
Properties disposed					—	(1)		1
Number of properties at June 30					30	30		—

Number of rooms at January 1					8,868	9,408		(540)
Rooms in properties acquired(1)					—	5		(5)
Rooms in properties disposed(2)					—	(545)		545
Number of rooms at June 30					8,868	8,868		—

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change		2026	2025		Change
Total Portfolio Statistics:
Occupancy	72.3%	72.2%	10	bps	71.8%	70.7%	110	bps
ADR	$285.71	$266.77	7.1%		$287.14	$269.57		6.5%
RevPAR	$206.54	$192.51	7.3%		$206.24	$190.59		8.2%
Total RevPAR	$366.17	$349.28	4.8%		$368.14	$345.13		6.7%
(1)    In February 2025, we added five newly created rooms at Grand Hyatt Scottsdale Resort.
(2)    During the six months ended June 30, 2025, the Company sold one hotel with 545 rooms.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenues:
Rooms revenues	$166,672	$158,497	$8,175	5.2%	$331,031	$318,363	$12,668	4.0%
Food and beverage revenues	102,447	102,186	261	0.3%	207,451	206,885	566	0.3%
Other revenues	26,373	26,896	(523)	(1.9)%	52,418	51,258	1,160	2.3%
Total revenues	$295,492	$287,579	$7,913	2.8%	$590,900	$576,506	$14,394	2.5%
Rooms revenues
Rooms revenues increased $8.2 million, or 5.2%, to $166.7 million for the three months ended June 30, 2026 from $158.5 million for the three months ended June 30, 2025 primarily driven by increases in occupancy and average daily rate as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. This increase is net of a reduction of $0.7 million attributed to the sale of Fairmont Dallas in April 2025.
Rooms revenues increased $12.7 million, or 4.0%, to $331.0 million for the six months ended June 30, 2026 from $318.4 million for the six months ended June 30, 2025 primarily driven by increases in occupancy and average daily rate as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. This increase is net of a reduction of $7.5 million attributed to the sale of Fairmont Dallas in April 2025.

Food and beverage revenues
Food and beverage revenues increased $0.3 million, or 0.3%, to $102.4 million for the three months ended June 30, 2026 from $102.2 million for the three months ended June 30, 2025 primarily driven by an increase in occupancy and year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. This increase is net of a reduction of $0.7 million attributed to the sale of Fairmont Dallas in April 2025.
Food and beverage revenues increased $0.6 million, or 0.3%, to $207.5 million for the six months ended June 30, 2026 from $206.9 million for the six months ended June 30, 2025 primarily driven by an increase in occupancy, year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation and growth in banquets and catering resulting from strong group business demand. This increase is net of a reduction of $6.5 million attributed to the sale of Fairmont Dallas in April 2025.
Other revenues
Other revenues decreased $0.5 million, or 1.9%, to $26.4 million for the three months ended June 30, 2026 from $26.9 million for the three months ended June 30, 2025 primarily due to a $0.4 million reduction in other revenues from cancellations and attrition for our comparable hotels as well as a $0.1 million reduction attributed to the sale of Fairmont Dallas in April 2025.
Other revenues increased $1.2 million, or 2.3%, to $52.4 million for the six months ended June 30, 2026 from $51.3 million for the six months ended June 30, 2025 primarily due to increases in occupancy and ancillary fees as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation. This increase is net of a reduction of $0.9 million attributed to the sale of Fairmont Dallas in April 2025.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Hotel operating expenses:
Rooms expenses	$40,584	$39,156	$1,428	3.6%	$79,940	$78,478	$1,462	1.9%
Food and beverage expenses	67,528	65,626	1,902	2.9%	133,865	132,153	1,712	1.3%
Other direct expenses	7,464	7,338	126	1.7%	14,686	14,059	627	4.5%
Other indirect expenses	72,031	68,674	3,357	4.9%	142,586	139,687	2,899	2.1%
Management and franchise fees	10,641	10,156	485	4.8%	22,737	22,120	617	2.8%
Total hotel operating expenses	$198,248	$190,950	$7,298	3.8%	$393,814	$386,497	$7,317	1.9%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $7.3 million, or 3.8%, to $198.2 million for the three months ended June 30, 2026 from $191.0 million for the three months ended June 30, 2025 due to an increase in occupancy as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation partially offset by a reduction of $0.7 million attributed to the sale of Fairmont Dallas in April 2025.
Total hotel operating expenses increased $7.3 million, or 1.9%, to $393.8 million for the six months ended June 30, 2026 from $386.5 million for the six months ended June 30, 2025 due to an increase in occupancy as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation partially offset by a reduction of $8.7 million attributed to the sale of Fairmont Dallas in April 2025.

Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Depreciation and amortization	$31,809	$32,631	$(822)	(2.5)%	$63,691	$65,823	$(2,132)	(3.2)%
Real estate taxes, personal property taxes and insurance	12,656	11,928	728	6.1%	24,902	25,657	(755)	(2.9)%
Ground lease expense	494	527	(33)	(6.3)%	874	1,358	(484)	(35.6)%
General and administrative expenses	11,199	10,822	377	3.5%	20,310	19,733	577	2.9%
Other operating expenses	2,291	224	2,067	922.8%	6,404	1,077	5,327	494.6%
Impairment and other losses	38,764	279	38,485	13,793.9%	39,251	279	38,972	13,968.5%
Total corporate and other expenses	$97,213	$56,411	$40,802	72.3%	$155,432	$113,927	$41,505	36.4%
Depreciation and amortization
Depreciation and amortization expense decreased $0.8 million, or 2.5%, to $31.8 million for the three months ended June 30, 2026 from $32.6 million for the three months ended June 30, 2025. The decrease was primarily attributed to fully depreciated assets during the comparable period partially offset by the timing of new assets being placed into service.
Depreciation and amortization expense decreased $2.1 million, or 3.2%, to $63.7 million for the six months ended June 30, 2026 from $65.8 million for the six months ended June 30, 2025. The decrease was primarily attributed to fully depreciated assets during the comparable period partially offset by the timing of new assets being placed into service as well as the sale of Fairmont Dallas in April 2025.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense increased $0.7 million, or 6.1%, to $12.7 million for the three months ended June 30, 2026 from $11.9 million for the three months ended June 30, 2025. The increase was primarily attributed to a $1.0 million decrease in real estate tax refunds, partially offset by a $0.2 million reduction in insurance expense.
Real estate taxes, personal property taxes and insurance expense decreased $0.8 million, or 2.9%, to $24.9 million for the six months ended June 30, 2026 from $25.7 million for the six months ended June 30, 2025. The decrease was primarily attributed to a reduction of $0.7 million attributed to the sale of Fairmont Dallas in April 2025 and a $0.5 million reduction in insurance expense, partially offset by a $0.6 million decrease in real estate tax refunds.
Ground lease expense
Ground lease expense decreased $0.5 million, or 35.6%, to $0.9 million for the six months ended June 30, 2026 from $1.4 million for six months ended June 30, 2025. The decrease was primarily attributed to the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara in March 2025.
General and administrative expenses
General and administrative expenses increased $0.4 million, or 3.5%, and $0.6 million, or 2.9%, to $11.2 million and $20.3 million for the three and six months ended June 30, 2026 from $10.8 million and $19.7 million for the three and six months ended June 30, 2025, respectively. The increases were primarily attributed to an increase in employee related costs.

Other operating expenses
Other operating expenses increased $2.1 million, or 922.8%, and $5.3 million, or 494.6%, to $2.3 million and $6.4 million for the three and six months ended June 30, 2026 from $0.2 million and $1.1 million compared to the three and six months ended June 30, 2025, respectively. The increases were primarily due to non-recurring costs associated with an operator transition at four hotels and an increase in pre-opening expenses.
Impairment and other losses
During the three and six months ended June 30, 2026, we entered into an agreement to sell the 85-room Kimpton RiverPlace Hotel for a sale price of $11.0 million. As of June 30, 2026, the property was classified as held for sale and we recorded an impairment loss of approximately $38.8 million as the carrying value exceeded the fair value net of selling costs. Additionally, for the six months ended June 30, 2026, the Company expensed $0.5 million of repair and clean up costs related to property damage sustained at certain properties.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$—	$39,953	$(39,953)	(100.0)%	$—	$39,953	$(39,953)	(100.0)%
Other income	848	1,695	(847)	(50.0)%	2,370	4,259	(1,889)	(44.4)%
Interest expense	(20,532)	(21,926)	1,394	(6.4)%	(41,411)	(42,977)	1,566	(3.6)%
Loss on extinguishment of debt	(14)	—	(14)	100.0%	(35)	—	(35)	100.0%
Income tax expense	(1,062)	(1,379)	317	(23.0)%	(2,094)	(2,249)	155	(6.9)%
Gain on sale of investment properties
The gain on sale of investment properties for the three and six months ended June 30, 2025 was attributed to the sale of Fairmont Dallas in April 2025.
Other income
Other income decreased $0.8 million, or 50.0%, to $0.8 million for the three months ended June 30, 2026 from $1.7 million for the three months ended June 30, 2025 primarily attributed to a reduction in interest income.
Other income decreased $1.9 million, or 44.4%, to $2.4 million for the six months ended June 30, 2026 from $4.3 million for the six months ended June 30, 2025 primarily attributed to the prior year recognition of a $1.1 million net gain related to the write off of the right-of-use asset and lease liability resulting from the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara, a $1.1 million reduction interest income and $0.5 million of insurance proceeds in excess of recognized losses in the prior year related to a casualty loss at one property. These amounts were partially offset by a $0.6 million non-recurring gain at one property.
Interest expense
Interest expense decreased $1.4 million, or 6.4%, and $1.6 million, or 3.6%, to $20.5 million and $41.4 million for the three and six months ended June 30, 2026 from $21.9 million and $43.0 million for the three and six months ended June 30, 2025, respectively. The decreases were primarily due to lower average outstanding mortgage loan debt and lower interest rates on variable debt.

Income tax expense
Income tax expense decreased $0.3 million, or 23.0%, and $0.2 million, or 6.9%, to $1.1 million and $2.1 million for the three and six months ended June 30, 2026 from $1.4 million and $2.2 million for the three and six months ended June 30, 2025, respectively. The decreases are primarily attributed to lower projected state margins taxes when compared to the prior periods and the use of federal and state net operating loss carryforwards.
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
Liquidity
As of June 30, 2026, we had $112.4 million of consolidated cash and cash equivalents and $83.7 million of restricted cash and escrows. The restricted cash as of June 30, 2026 primarily consisted of $77.6 million related to FF&E reserves as required per the terms of our management and franchise agreements, $5.8 million in deposits made for capital projects and cash held in restricted escrows of $0.4 million primarily for real estate taxes and mortgage escrows.
As of June 30, 2026, there was no outstanding balance on our Revolving Credit Facility and the full $500 million was available to be borrowed.
As of June 30, 2026, we had $200 million available for sale under the ATM Agreement.
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
Debt and Loan Covenants
As of June 30, 2026, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.49%.
Mortgage Loans
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Grand Bohemian Hotel Orlando, Autograph Collection.
In March 2026 and June 2026, the Company repaid with cash on hand $6.3 million and $5.2 million, respectively, of the outstanding balance on the mortgage loan collateralized by Andaz Napa.
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
Debt Covenants
As of June 30, 2026, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the Revolving Credit Facility, 2024 Term Loans, Senior Notes or mortgage loans.
Derivatives
In March 2026 and June 2026, the Company reduced the notional amount on the interest rate swap in connection with the paydowns of the mortgage loan collateralized by Andaz Napa and, as a result, we had one interest rate swap with an aggregate notional amount of $42.0 million as of June 30, 2026. This swap fixes the variable interest rate on one mortgage loan for a portion of the term.

Capital Markets
We maintain an ATM program pursuant to the ATM Agreement. In accordance with the terms of the ATM Agreement, the Company may from time to time offer and sell shares of its common stock having an aggregate gross offering price of up to $200 million. No shares were sold under the ATM Agreement during the three and six months ended June 30, 2026. As of June 30, 2026, we had $200 million available for sale under the ATM Agreement.
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
No shares were purchased as part of the Repurchase Program during the six months ended June 30, 2026. During the three and six months ended June 30, 2025, 2,948,912 and 5,682,061 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.10 and $12.58 per share for an aggregate purchase price of $35.7 million and $71.5 million, respectively. As of June 30, 2026, the Company had approximately $97.5 million remaining under its share repurchase authorization.
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
As of June 30, 2026 and December 31, 2025, we had a total of $77.6 million and $70.3 million, respectively, of FF&E reserves. During the three and six months ended June 30, 2026, we made total capital expenditures of $15.4 million and $30.6 million, respectively, and during three and six months ended June 30, 2025, we made total capital expenditures of $18.5 million and $50.8 million, respectively.
Off-Balance Sheet Arrangements
As of June 30, 2026, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of June 30, 2026 totaled $12.1 million.
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

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$96,451	$91,079
Net cash (used in) provided by investing activities	(30,604)	27,515
Net cash used in financing activities	(92,865)	(11,183)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(27,018)	$107,411
Cash and cash equivalents and restricted cash, at beginning of period	223,109	143,582
Cash and cash equivalents and restricted cash, at end of period	$196,091	$250,993
Operating
•Cash provided by operating activities was $96.5 million and $91.1 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by the cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net increase to cash provided by operating activities during the six months ended June 30, 2026 was primarily due to the timing of working capital transactions. Refer to the "Results of Operations" section for further discussion of our operating results for the three and six months ended June 30, 2026 and 2025.
Investing
•Cash used in investing activities was $30.6 million for the six months ended June 30, 2026 and was attributed to capital improvements at our hotel properties.

•Cash provided by investing activities was $27.5 million for the six months ended June 30, 2025 and was attributed to net proceeds of $101.4 million from the sale of Fairmont Dallas and $2.4 million of proceeds from property insurance, partially offset by $50.8 million in capital improvements at our hotel properties and $25.4 million for the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara.
Financing
•Cash used in financing activities was $92.9 million for the six months ended June 30, 2026 and was attributed to (i) the payoff of mortgage debt totaling $63.4 million, (ii) the payment of $26.8 million in dividends and dividend equivalents, (iii) principal payments of mortgage debt totaling $1.9 million and (iv) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.8 million.

•Cash used in financing activities was $11.2 million for the six months ended June 30, 2025 and was attributed to (i) the repurchase of common stock totaling $71.5 million, (ii) the payment of $26.7 million in dividends and dividend equivalents, (iii) the repayment of the Revolving Credit Facility of $20.0 million, (iv) principal payments of mortgage debt totaling $2.2 million, (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million and (vi) the redemption of Operating Partnership Units for cash of $0.3 million, partially offset by the proceeds from the 2024 Delayed Draw Term Loan of $100.0 million and proceeds from a $10.0 million draw on the Revolving Credit Facility.
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

The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(20,729)	$58,561	$484	$75,068
Adjustments:
Interest expense	20,532	21,926	41,411	42,977
Income tax expense	1,062	1,379	2,094	2,249
Depreciation and amortization	31,809	32,631	63,691	65,823
EBITDA	$32,674	$114,497	$107,680	$186,117
Impairment of investment properties(1)	38,764	279	38,764	279
Gain on sale of investment properties	—	(39,953)	—	(39,953)
EBITDAre	$71,438	$74,823	$146,444	$146,443

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(79)	$(44)	$(160)	$(127)
Gain on insurance recoveries(2)	—	—	—	(548)
Loss on extinguishment of debt	14	—	35	—
Amortization of share-based compensation expense	4,766	4,579	7,566	7,205
Non-cash ground rent and straight-line rent expense	17	2	60	(11)
Other non-recurring expenses(3)	1,933	183	5,525	(477)
Adjusted EBITDAre attributable to common stock and unit holders	$78,089	$79,543	$159,470	$152,485
(1)     During the three and six months ended June 30, 2026, we entered into an agreement to sell Kimpton RiverPlace Hotel. As of June 30, 2026, the property was classified as held for sale and we recorded an impairment loss of approximately $38.8 million as the carrying value exceeded the fair value net of selling costs.
(2)     During the six months ended June 30, 2025, we recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
(3)     Includes adjustments for costs associated with an operator transition at four hotels, pre-opening expenses, repair and clean up costs related to property damage and other non-recurring items.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO attributable to common stock and unit holders for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(20,729)	$58,561	$484	$75,068
Adjustments:
Depreciation and amortization related to investment properties	31,730	32,587	63,531	65,696
Impairment of investment properties(1)	38,764	279	38,764	279
Gain on sale of investment properties	—	(39,953)	—	(39,953)
FFO attributable to common stock and unit holders	$49,765	$51,474	$102,779	$101,090

Reconciliation to Adjusted FFO
Gain on insurance recoveries(2)	$—	$—	$—	$(548)
Loss on extinguishment of debt	14	—	35	—
Loan related costs, net of adjustment related to non-controlling interests(3)	1,197	1,168	2,281	2,207
Amortization of share-based compensation expense	4,766	4,579	7,566	7,205
Non-cash ground rent and straight-line rent expense	17	2	60	(11)
Other non-recurring expenses(4)	1,933	183	5,525	(477)
Adjusted FFO attributable to common stock and unit holders	$57,692	$57,406	$118,246	$109,466
(1)     During the three and six months ended June 30, 2026, we entered into an agreement to sell Kimpton RiverPlace Hotel. As of June 30, 2026, the property was classified as held for sale and we recorded an impairment loss of approximately $38.8 million as the carrying value exceeded the fair value net of selling costs.
(2)     During the six months ended June 30, 2025, we recorded $0.5 million of insurance proceeds in excess of recognized losses related to a casualty loss at one property. This amount is included in other income on the condensed consolidated statement of operations and comprehensive income for the period then ended.
(3)     Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.
(4)     Includes adjustments for costs associated with an operator transition at four hotels, pre-opening expenses, repair and clean up costs related to property damage and other non-recurring items.
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
Subsequent Event
During the three and six months ended June 30, 2026, we entered into an agreement to sell the 85-room Kimpton RiverPlace Hotel, located in Portland, Oregon, for a sale price of $11.0 million. As of June 30, 2026, the property was classified as held for sale and we recorded an impairment loss of approximately $38.8 million as the carrying value exceeded the fair value net of selling costs. The sale closed on July 21, 2026. Net cash proceeds from the sale, after transaction closing costs, were $10.3 million.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of June 30, 2026 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2025 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $3.3 million per annum.
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
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of June 30, 2026, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$1,687	$101,386	$—	$500,000	$400,000	$—	$1,003,073	$1,010,084
Variable rate debt	—	1,002	365,497	—	—	—	366,499	362,971
Total	$1,687	$102,388	$365,497	$500,000	$400,000	$—	$1,369,572	$1,373,055
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.95%	4.63%	—%	4.88%	6.63%	—%	5.55%	5.74%
Variable rate debt	—%	5.72%	5.33%	—%	—%	—%	5.34%	6.44%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of June 30, 2026.
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
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trade Arrangements
During the quarter ended June 30, 2026, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

July 30, 2026

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)