Form 10-Q
period 2026-09-30
Xenia Hotels & Resorts, Inc.
filed 2026-11-03
CIK 1616000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 2, 2026, there were 92,245,835 shares of the registrant’s common stock outstanding.

XENIA HOTELS & RESORTS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Balance Sheets
As of September 30, 2026 and December 31, 2025
(Dollar amounts in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets:	(Unaudited)
Investment properties:
Land	$454,327	$472,648
Buildings and other improvements	3,121,947	3,128,322
Total	$3,576,274	$3,600,970
Less: accumulated depreciation	(1,175,660)	(1,098,972)
Net investment properties	$2,400,614	$2,501,998
Cash and cash equivalents	161,404	140,427
Restricted cash and escrows	84,903	82,682
Accounts and rents receivable, net of allowance for doubtful accounts	37,254	26,937
Goodwill	4,850	4,850
Deferred tax assets, net (Note 8)	5,400	5,544
Other assets	42,447	46,237
Total assets	$2,736,872	$2,808,675
Liabilities:
Debt, net of loan premiums, discounts and unamortized deferred financing costs (Note 5)	$1,358,966	$1,422,881
Finance lease liabilities	7,598	7,606
Accounts payable and accrued expenses	120,671	93,541
Distributions payable	13,746	13,538
Other liabilities	84,226	87,572
Total liabilities	$1,585,207	$1,625,138
Commitments and Contingencies (Note 13)
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 92,245,835 and 92,153,929 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$923	$922
Additional paid in capital	1,805,552	1,803,644
Accumulated other comprehensive income	78	86
Accumulated distributions in excess of net earnings	(711,674)	(670,434)
Total Company stockholders' equity	$1,094,879	$1,134,218
Non-controlling interests	56,786	49,319
Total equity	$1,151,665	$1,183,537
Total liabilities and equity	$2,736,872	$2,808,675
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rooms revenues	$149,685	$134,217	$480,716	$452,580
Food and beverage revenues	88,528	77,768	295,979	284,653
Other revenues	25,622	24,432	78,040	75,690
Total revenues	$263,835	$236,417	$854,735	$812,923
Expenses:
Rooms expenses	39,578	37,499	119,518	115,977
Food and beverage expenses	63,434	58,103	197,299	190,256
Other direct expenses	7,481	6,860	22,167	20,919
Other indirect expenses	71,719	67,264	214,305	206,951
Management and franchise fees	9,076	7,382	31,813	29,502
Total hotel operating expenses	$191,288	$177,108	$585,102	$563,605
Depreciation and amortization	31,228	32,583	94,919	98,406
Real estate taxes, personal property taxes and insurance	12,333	13,108	37,235	38,765
Ground lease expense	442	264	1,316	1,622
General and administrative expenses	10,463	8,793	30,773	28,526
Gain on business interruption insurance	—	(510)	—	(510)
Other operating expenses	1,810	355	8,214	1,432
Impairment and other losses	—	—	39,251	279
Total expenses	$247,564	$231,701	$796,810	$732,125
Operating income	$16,271	$4,716	$57,925	$80,798
Gain on sale of investment properties	—	—	—	39,953
Other income	580	1,890	2,950	6,149
Interest expense	(20,341)	(21,818)	(61,752)	(64,795)
Loss on extinguishment of debt	—	—	(35)	—
Net income (loss) before income taxes	$(3,490)	$(15,212)	$(912)	$62,105
Income tax (expense) benefit	603	684	(1,491)	(1,565)
Net income (loss)	$(2,887)	$(14,528)	$(2,403)	$60,540
Net (income) loss attributable to non-controlling interests (Note 1)	186	790	135	(3,536)
Net income (loss) attributable to common stockholders	$(2,701)	$(13,738)	$(2,268)	$57,004

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Continued
For the Three and Nine Months Ended September 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted income (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.03)	$(0.14)	$(0.03)	$0.57
Weighted-average number of common shares (basic)	92,245,835	95,209,147	92,225,897	97,833,335
Weighted-average number of common shares (diluted)	92,245,835	95,209,147	92,225,897	98,276,102

Comprehensive income (loss):
Net income (loss)	$(2,887)	$(14,528)	$(2,403)	$60,540
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivative instruments	3	57	144	(181)
Reclassification adjustment for amounts recognized in net income (loss) (interest expense)	(46)	(157)	(152)	(595)
	$(2,930)	$(14,628)	$(2,411)	$59,764
Comprehensive (income) loss attributable to non-controlling interests (Note 1)	189	795	135	(3,506)
Comprehensive income (loss) attributable to the Company	$(2,741)	$(13,833)	$(2,276)	$56,258
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Three Months Ended September 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling interests of Operating Partnership	Total

Balance at June 30, 2026	92,245,835	$923	$1,804,817	$118	$(695,983)	$54,604	$1,164,479
Net loss	—	—	—	—	(2,701)	(186)	(2,887)
Dividends, common share / units ($0.14)	—	—	—	—	(12,990)	(502)	(13,492)
Share-based compensation	—	—	735	—	—	2,873	3,608
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	3	—	—	3
Reclassification adjustment for amounts recognized in net loss	—	—	—	(43)	—	(3)	(46)
Balance at September 30, 2026	92,245,835	$923	$1,805,552	$78	$(711,674)	$56,786	$1,151,665

Balance at June 30, 2025	95,780,393	$958	$1,851,433	$274	$(636,480)	$45,764	$1,261,949
Net loss	—	—	—	—	(13,738)	(790)	(14,528)
Repurchase of common shares, net	(974,645)	(10)	(12,328)	—	—	—	(12,338)
Dividends, common share / units ($0.14)	—	—	—	—	(13,347)	(369)	(13,716)
Share-based compensation	—	—	680	—	—	2,732	3,412
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	53	—	4	57
Reclassification adjustment for amounts recognized in net loss	—	—	—	(148)	—	(9)	(157)
Balance at September 30, 2025	94,805,748	$948	$1,839,785	$179	$(663,565)	$47,332	$1,224,679
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Distributions in excess of retained earnings	Non-controlling Interests of Operating Partnership	Total

Balance at December 31, 2025	92,153,929	$922	$1,803,644	$86	$(670,434)	$49,319	$1,183,537
Net loss	—	—	—	—	(2,268)	(135)	(2,403)
Dividends, common share / units ($0.42)	—	—	—	—	(38,972)	(1,499)	(40,471)
Share-based compensation	125,473	1	2,417	—	—	9,101	11,519
Shares redeemed to satisfy tax withholding on vested share-based compensation	(33,567)	—	(509)	—	—	—	(509)
Other comprehensive loss:
Unrealized gain on interest rate derivative instruments	—	—	—	134	—	10	144
Reclassification adjustment for amounts recognized in net loss	—	—	—	(142)	—	(10)	(152)
Balance at September 30, 2026	92,245,835	$923	$1,805,552	$78	$(711,674)	$56,786	$1,151,665

Balance at December 31, 2024	101,310,135	$1,013	$1,921,006	$925	$(679,841)	$37,230	$1,280,333
Net income	—	—	—	—	57,004	3,536	60,540
Repurchase of common shares, net	(6,656,706)	(66)	(83,726)	—	—	—	(83,792)
Dividends, common shares / units ($0.42)	—	—	—	—	(40,728)	(1,096)	(41,824)
Share-based compensation	149,224	1	2,391	—	—	8,666	11,058
Shares redeemed to satisfy tax withholding on vested share-based compensation	(39,731)	—	(518)	—	—	—	(518)
Redemption of Operating Partnership Units	42,826	—	632	—	—	(974)	(342)
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	—	—	—	(185)	—	4	(181)
Reclassification adjustment for amounts recognized in net income	—	—	—	(561)	—	(34)	(595)
Balance at September 30, 2025	94,805,748	$948	$1,839,785	$179	$(663,565)	$47,332	$1,224,679
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(2,403)	$60,540
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	94,917	98,387
Non-cash ground rent and amortization of other intangibles	2	19
Amortization of debt premiums, discounts, and financing costs	3,368	3,277
Loss on extinguishment of debt	35	—
Gain on sale of investment properties	—	(39,953)
Impairment and other losses	38,764	279
Gain on insurance recoveries	—	(1,649)
Share-based compensation expense	10,993	10,462
Changes in assets and liabilities:
Accounts and rents receivable	(10,317)	(4,597)
Other assets	3,342	9,813
Accounts payable and accrued expenses	27,200	20,647
Other liabilities	1,113	(2,102)
Net cash provided by operating activities	$167,014	$155,123
Cash flows from investing activities:
Purchase of investment properties	—	(25,441)
Capital expenditures	(47,041)	(70,703)
Proceeds from sale of investment properties	10,326	101,404
Proceeds from property insurance	—	3,469
Net cash (used in) provided by investing activities	$(36,715)	$8,729
Cash flows from financing activities:
Payoff of mortgage debt	(63,396)	—
Principal payments of mortgage debt	(2,718)	(3,287)
Principal payments on finance leases	(8)	—
Proceeds from Corporate Credit Facility Term Loan	—	100,000
Proceeds from draw on the Revolving Credit Facility	—	10,000
Payments on the Revolving Credit Facility	—	(20,000)
Repurchase of common shares	—	(83,792)
Redemption of Operating Partnership Units	—	(342)
Dividends and dividend equivalents	(40,216)	(40,462)
Shares redeemed to satisfy tax withholding on vested share-based compensation	(763)	(576)
Net cash used in financing activities	$(107,101)	$(38,459)
Net increase in cash and cash equivalents and restricted cash	23,198	125,393
Cash and cash equivalents and restricted cash, at beginning of period	223,109	143,582
Cash and cash equivalents and restricted cash, at end of period	$246,307	$268,975

XENIA HOTELS & RESORTS, INC.
Condensed Consolidated Statements of Cash Flows, Continued
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$161,404	$188,242
Restricted cash	84,903	80,733
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$246,307	$268,975

The following represent cash paid during the periods presented for the following:
Cash paid for interest, net of $0.4 million of capitalized interest for the nine months ended September 30, 2026 and 2025, respectively.	$46,716	$48,720
Cash paid for taxes	905	1,813

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$158	$1,736
Distributions payable	13,746	13,964
See accompanying notes to the condensed consolidated financial statements.

XENIA HOTELS & RESORTS, INC.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

1. Organization
Xenia Hotels & Resorts, Inc. (the "Company" or "Xenia") is a Maryland corporation that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States.
Substantially all of the Company's assets are held by, and all the operations are conducted through, XHR LP (the "Operating Partnership"). XHR GP, Inc. is the sole general partner of the Operating Partnership and is wholly-owned by the Company. As of September 30, 2026, the Company collectively owned 93.2% of the common limited partnership units issued by the Operating Partnership ("Operating Partnership Units"). The remaining 6.8% of the Operating Partnership Units are owned by the other limited partners comprised of certain of our executive officers and current or former members of our Board of Directors and includes vested and unvested long-term incentive plan ("LTIP") partnership units. LTIP partnership units may or may not vest based on the passage of time and whether certain market-based performance objectives are met.
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
As of September 30, 2026 and 2025, the Company owned 29 and 30 lodging properties, respectively.
2. Summary of Significant Accounting Policies
The unaudited interim condensed consolidated financial statements and related notes have been prepared on an accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") and in conformity with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. The unaudited condensed consolidated financial statements include normal recurring adjustments, which management considers necessary for the fair presentation of the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of changes in equity and condensed consolidated statements of cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2026. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of actual operating results for the entire year.
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
Risks and Uncertainties
For the nine months ended September 30, 2026, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, Phoenix, Arizona, San Diego, California and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. For the nine months ended September 30, 2025, the Company had a geographical concentration of revenues generated from hotels in the Orlando, Florida, San Diego, California and Houston, Texas markets that exceeded ten percent (10%) of total revenues for the period then ended. To the extent that there are adverse changes in these markets, or the industry sectors that operate in these markets, our business and operating results could be negatively impacted.
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
Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased, and similar accounts with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at various banks and other financial institutions. The combined account balances at banking institutions generally exceed the Federal Deposit Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company monitors its concentration risk and reallocates funds among various institutions from time to time as determined appropriate based on perceived risks.
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

During the nine months ended September 30, 2026, the Company recognized an impairment loss of $38.8 million related to the sale of Kimpton RiverPlace Hotel in July 2026. This amount is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive loss for the period then ended.
Insurance Recoveries
Insurance proceeds received in excess of recognized losses are treated as gain and are not recorded until contingencies are resolved. For the three and nine months ended September 30, 2025, the Company recorded $1.1 million and $1.6 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statement of operations and comprehensive income (loss) for the periods then ended.
The Company may also be entitled to business interruption proceeds for losses occurring at certain properties; however, an insurance recovery receivable will not be recorded until a final settlement has been reached with the insurers. During the three and nine months ended September 30, 2025, the Company recognized $0.5 million in business interruption insurance proceeds, net of license and management fees, for a portion of lost income related to two incidents which occurred in 2024. This amount is included in gain on business interruption insurance on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
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
At September 30, 2026 and December 31, 2025, deferred financing costs related to the Revolving Credit Facility were $8.3 million, offset by accumulated amortization of $4.9 million and $3.7 million, respectively. At September 30, 2026 and December 31, 2025, deferred financing costs related to all other debt were $20.1 million and $20.9 million, respectively, offset by accumulated amortization of $10.3 million and $9.0 million, respectively.
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

3. Revenues
The following represents total revenues disaggregated by primary geographical markets (as defined by STR, Inc. ("STR")) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
Primary Markets	2026	2025
San Diego, CA	$35,640	$28,190
Orlando, FL	30,681	26,613
Houston, TX	25,094	21,514
Atlanta, GA	20,593	18,806
Phoenix, AZ	18,589	16,457
San Francisco/San Mateo, CA	15,481	14,947
Nashville, TN	15,191	14,648
San Jose-Santa Cruz, CA	13,308	11,128
Portland, OR	11,692	13,360
Washington, DC-MD-VA	11,082	10,202
Other	66,484	60,552
Total	$263,835	$236,417

	Nine Months Ended September 30,
Primary Markets	2026	2025
Orlando, FL	$116,440	$110,736
Phoenix, AZ	94,450	77,334
San Diego, CA	92,140	84,777
Houston, TX	90,214	81,764
Atlanta, GA	58,642	55,895
San Francisco/San Mateo, CA	49,374	46,629
Nashville, TN	42,466	42,947
San Jose-Santa Cruz, CA	37,733	33,645
Portland, OR	34,540	36,410
Washington, DC-MD-VA	32,666	32,316
Other	206,070	210,470
Total	$854,735	$812,923
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

Dispositions
In May 2026, the Company entered into an agreement to sell the 85-room Kimpton RiverPlace Hotel, located in Portland, Oregon, for a sale price of $11.0 million resulting in the recognition of an impairment loss of $38.8 million. The sale closed in July 2026. Net cash proceeds from the sale, after transaction closing costs and other credits, were $10.3 million.
In April 2025, the Company sold the 545-room Fairmont Dallas, in Dallas, Texas for a sale price of $111.0 million resulting in a gain of $40.0 million. Net cash proceeds from the sale, after transaction closing costs and other credits, were $101.4 million.
5. Debt
Debt as of September 30, 2026 and December 31, 2025 consisted of the following (dollar amounts in thousands):

					Balance Outstanding as of
	Rate Type	Rate(1)		Maturity Date	September 30, 2026	December 31, 2025
Mortgage Loans
Hotel Beauden, Autograph Collection	Fixed (2)	—%		3/1/2026	$—	$52,034
Marriott San Francisco Airport Waterfront	Fixed	4.63%		5/1/2027	101,983	103,732
Andaz Napa	Fixed (3)	5.72%		1/19/2028	41,749	54,081
Total Mortgage Loans		4.95%	(4)		$143,732	$209,847
Corporate Credit Facilities (5)
2024 Initial Term Loan	Variable (6)	5.55%		11/3/2028	225,000	225,000
2024 Delayed Draw Term Loan	Variable (6)	5.55%		11/3/2028	100,000	100,000
Revolving Credit Facility (2024)	Variable (7)	5.55%		11/3/2028	—	—
Total Corporate Credit Facilities					$325,000	$325,000
2029 Senior Notes $500M	Fixed	4.88%		6/1/2029	500,000	500,000
2030 Senior Notes $400M	Fixed	6.63%		5/15/2030	400,000	400,000
Loan premiums, discounts and unamortized deferred financing costs, net (8)					(9,766)	(11,966)
Total Debt, net of loan premiums, discounts and unamortized deferred financing costs		5.55%	(4)		$1,358,966	$1,422,881
(1)The rates shown represent the annual interest rates as of September 30, 2026. The variable index for the corporate credit facilities is Term SOFR, subject to a zero basis point floor, as further described below under "Corporate Credit Facilities."
(2)This mortgage loan was repaid in full in February 2026.
(3)A variable interest loan for which the interest rate has been fixed with an interest rate swap to Term SOFR through January 1, 2027.
(4)Represents the weighted-average interest rate as of September 30, 2026.
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
Mortgage Loans
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Hotel Beauden, Autograph Collection.
During the nine months ended September 30, 2026, the Company repaid with cash on hand $11.5 million of the outstanding balance on the mortgage loan collateralized by Andaz Napa.

Of the total outstanding debt at September 30, 2026, none of the mortgage loans were recourse to the Company and the mortgage loan agreements require contributions to be made to FF&E reserves.
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
As of September 30, 2026, there was no outstanding balance on the Revolving Credit Facility. During the three and nine months ended September 30, 2026, the Company incurred unused commitment fees of approximately $0.4 million and $1.1 million, respectively, and did not incur interest expense on the Revolving Credit Facility. During the three and nine months ended September 30, 2025, the Company incurred unused commitment fees of approximately $0.4 million and $1.2 million, respectively, and incurred interest expense of $0.1 million on the Revolving Credit Facility during the nine months ended September 30, 2025.
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

Financial Covenants
As of September 30, 2026, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the terms of the Revolving Credit Facility, 2024 Term Loans, Senior Notes or mortgage loans.
Debt Outstanding
Total debt outstanding as of September 30, 2026 and December 31, 2025 was $1,369 million and $1,435 million, respectively, and had a weighted-average interest rate of 5.55% and 5.51% per annum, respectively. The following table shows scheduled principal payments and debt maturities for the next five years and thereafter (in thousands):

	As of September 30, 2026	Weighted- Average Interest Rate
2026	$847	4.95%
2027	102,388	4.64%
2028	365,497	5.57%
2029	500,000	4.88%
2030	400,000	6.63%
Thereafter	—	—%
Total Debt	$1,368,732	5.55%
Revolving Credit Facility (matures in 2028)	—	5.55%
Loan premiums, discounts and unamortized deferred financing costs, net	(9,766)	—
Debt, net of loan premiums, discounts and unamortized deferred financing costs	$1,358,966	5.55%
6. Derivatives
The Company primarily uses interest rate swaps as part of its interest rate risk management strategy for variable rate debt. As of September 30, 2026, the interest rate swap was designated as a cash flow hedge and involves the receipt of variable rate payments from a counterparty in exchange for making fixed rate payments over the life of the agreement without exchange of the underlying notional amount. Unrealized gains and losses of the hedging instruments are reported in other comprehensive income or loss on the condensed consolidated statements of operations and comprehensive income (loss). Amounts reported in accumulated other comprehensive income related to currently outstanding derivatives are recognized as an adjustment to income through interest expense as interest payments are made on the Company’s variable rate debt. During the nine months ended September 30, 2026, the Company reduced the notional amount on the interest rate swap to $41.7 million in connection with the paydown of the mortgage loan collateralized by Andaz Napa.
The derivative instrument held by the Company with the right of offset in a net asset position is included in other assets on the condensed consolidated balance sheets.
The following table summarizes the terms of the derivative financial instrument held by the Company as of September 30, 2026 and December 31, 2025, (in thousands):

						September 30, 2026		December 31, 2025
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
Mortgage Debt	Swap	3.22%	Daily SOFR	6/1/2023	1/1/2027	41,749	83	55,000	91
						$41,749	$83	$55,000	$91

The table below details the location in the condensed consolidated financial statements of the gains and losses recognized on the derivative financial instrument designated as a cash flow hedge for the three and nine months ended September 30, 2026 and 2025 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Effect of derivative instruments:	Location in Statement of Operations and Comprehensive Income (Loss):
Gain (loss) recognized in other comprehensive income (loss)	Unrealized gain (loss) on interest rate derivative instrument	$3	$57	$144	$(181)
Gain reclassified from accumulated other comprehensive income to net income (loss)	Reclassification adjustment for amounts recognized in net income (loss)	$(46)	$(157)	$(152)	$(595)
Total interest expense in which effects of cash flow hedges are recorded	Interest expense	$20,341	$21,818	$61,752	$64,795
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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of their fair value is included in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurement Date
	September 30, 2026		December 31, 2025
Location on Condensed Consolidated Balance Sheets/Description of Instrument	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring measurements
Other assets
Interest rate swap(1)	$83	$—	$91	$—
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
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total Mortgage and Term Loans	$468,732	$461,507	$534,847	$525,495
Senior Notes	900,000	899,449	900,000	912,667
Total	$1,368,732	$1,360,956	$1,434,847	$1,438,162
The Company estimated the fair value of its total debt, net of discounts, using a weighted-average effective interest rate of 6.23% and 5.80% per annum as of September 30, 2026 and December 31, 2025, respectively. The assumptions reflect the terms currently available to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
8. Income Taxes
The Company’s provision for income taxes for the three and nine months ended September 30, 2026 and 2025 was estimated using the discrete method and was based on the financial results through the end of the period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method as the estimated annual effective tax method produced a negative tax rate and an unreliable estimate.
The Company estimated the income tax expense for the three and nine months ended September 30, 2026 using an estimated federal and state combined effective tax rate of (163.38)% and recognized an income tax benefit of $0.6 million and income tax expense of $1.5 million, respectively.
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
9. Stockholders' Equity
Common Stock
In August 2026, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “ATM Agreement”) with Jefferies LLC, Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Credit Agricole Securities (USA) Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Regions Securities LLC and Truist Securities, Inc., as sales agents, principals and/or (except in the case of Fifth Third Securities, Inc.) forward sellers and certain of their affiliates as forward purchasers, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $200 million. The ATM Agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, the Company may enter into separate forward sale agreements with one of the forward purchasers. Prior to entry into the ATM Agreement, the Company terminated its former equity distribution agreement, dated March 2, 2018.
During the three months ended September 30, 2026, no shares were sold under the ATM Agreement and, as of September 30, 2026, $200 million of common stock remained available for issuance. No shares were sold under the prior equity distribution agreement during the three and nine months ended September 30, 2026 and 2025.
In August 2026, the Company's then effective Form S-3 shelf registration statement expired and, as a result, the Company wrote off accumulated offering costs of $0.7 million and filed a new Form S-3 shelf registration statement. As of September 30, 2026, the Company had accumulated offering related costs of $0.3 million included in other assets on the condensed consolidated balance sheet for the period then ended. These offering costs will be reclassified to additional paid in capital to offset proceeds from the sale of common stock. Any remaining accumulated offering costs will be written off when the new Form S-3 shelf registration statement expires in August 2029.
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
No shares were purchased as part of the Repurchase Program during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, 974,645 and 6,656,706 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.66 and $12.59 per share for an aggregate purchase price of $12.3 million and $83.8 million, respectively. As of September 30, 2026, the Company had approximately $97.5 million remaining under its share repurchase authorization.
Dividends
The Company declared the following dividends during the nine months ended September 30, 2026:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.14	March 31, 2026	March 31, 2026	April 15, 2026
$0.14	June 30, 2026	June 30, 2026	July 15, 2026
$0.14	September 30, 2026	September 30, 2026	October 15, 2026
Non-Controlling Interest of Common Units in Operating Partnership
As of September 30, 2026, the Operating Partnership had 6,725,133 LTIP Units outstanding, representing a 6.8% partnership interest held by the limited partners. Of the 6,725,133 LTIP Units outstanding at September 30, 2026, 3,005,415 LTIP Units had vested but had yet to be converted or redeemed. Only vested LTIP Units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption per the terms of the partnership agreement.

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
The following table reconciles net income (loss) attributable to common stockholders to basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(2,701)	$(13,738)	$(2,268)	$57,004
Dividends paid on unvested share-based compensation	(119)	(121)	(358)	(367)
Undistributed earnings attributable to unvested share-based compensation	—	—	—	(43)
Net income (loss) available to common stockholders	$(2,820)	$(13,859)	$(2,626)	$56,594

Denominator:
Weighted-average shares outstanding - Basic	92,245,835	95,209,147	92,225,897	97,833,335
Effect of dilutive share-based compensation(1)	—	—	—	442,767
Weighted-average shares outstanding - Diluted	92,245,835	95,209,147	92,225,897	98,276,102

Basic and diluted earnings (loss) per share:
Net income (loss) per share available to common stockholders - basic and diluted	$(0.03)	$(0.14)	$(0.03)	$0.57
(1)During the three and nine months ended September 30, 2026, the Company excluded 578,590 and 547,649 anti-dilutive shares from its calculation of diluted earnings per share, respectively. During the three months ended September 30, 2025, the Company excluded 485,923 anti-dilutive shares from its calculation of diluted earnings per share.

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

The following is a summary of the unvested incentive awards under the 2015 Incentive Award Plan as of September 30, 2026:

	2015 Incentive Award Plan Restricted Stock Units	2015 Incentive Award Plan LTIP Units(1)	Total
Unvested as of December 31, 2025	449,951	2,686,313	3,136,264
Granted	221,689	1,220,926	1,442,615
Vested(2)	(125,473)	(187,521)	(312,994)
Unvested as of September 30, 2026	546,167	3,719,718	4,265,885
Weighted-average fair value of unvested shares/units	$11.44	$7.88	$8.34
(1)    Includes time-based LTIP Units and performance-based Class A LTIP Units.

(2)    During the nine months ended September 30, 2026 and 2025, 33,567 and 39,731 shares of common stock, respectively, were withheld by the Company upon the settlement of the applicable awards in order to satisfy federal and state tax withholding requirements on the vesting of Restricted Stock Units under the 2015 Incentive Award Plan.

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
For the three and nine months ended September 30, 2026, the Company recognized approximately $3.4 million and $10.3 million, respectively, of share-based compensation expense related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the three and nine months ended September 30, 2026, the Company recognized $0.7 million of share-based compensation expense related to grants to its non-employee directors and capitalized approximately $0.2 million and $0.5 million, respectively, related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company. As of September 30, 2026, there was $14.4 million of total unrecognized compensation costs related to unvested Restricted Stock Units, Class A LTIP Units and

Time-Based LTIP Units issued under the 2015 Incentive Award Plan, which are expected to be recognized over a remaining weighted-average period of 1.85 years.
For the three and nine months ended September 30, 2025, the Company recognized approximately $3.3 million and $9.8 million, respectively, of share-based compensation expense related to Restricted Stock Units and LTIP Units provided to certain of its executive officers and corporate employees. In addition, for the three and nine months ended September 30, 2025, the Company recognized $0.7 million of share-based compensation expense related to grants to its non-employee directors and capitalized approximately $0.2 million and $0.6 million, respectively, related to Restricted Stock Units provided to certain other employees who oversee development and capital projects on behalf of the Company.
12. Leases
The Company leases real property, land and equipment under operating and finance leases.
The following is a summary of the Company's lease related assets and liabilities as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	Consolidated Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets:
Operating lease assets, net	Other assets	$11,633	$12,281
Finance leases assets, net(1)	Net investment properties	5,619	5,787
Total lease assets		$17,252	$18,068
Liabilities:
Operating lease liabilities	Other liabilities	$10,462	$11,103
Finance lease liabilities	Finance lease liabilities	7,598	7,606
Total lease liabilities		$18,060	$18,709
(1)Finance lease assets are net of accumulated amortization of approximately $1.1 million and $0.9 million as of September 30, 2026 and December 31, 2025, respectively.
The following is a summary of the Company's weighted-average remaining lease term and weighted-average discount rate as of September 30, 2026:

September 30, 2026
Weighted-average remaining lease term:
Operating leases(1)	24 years
Finance leases	51 years
Weighted-average discount rate:
Operating leases	5.72%
Finance leases	8.43%
(1)    The weighted-average remaining lease term including all available extension options is approximately 56 years.

The following table sets forth the lease costs related to the Company’s operating and finance leases included in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating lease costs	$982	$952
Finance lease costs:
Amortization of lease assets	168	128
Interest on lease liabilities	486	382
Variable lease costs	1,635	2,171
Total lease costs	$3,271	$3,633
Operating lease costs and variable lease costs are primarily included in ground lease expense, real estate taxes, personal property taxes and insurance and general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). Amortization of finance lease right-of-use assets is included in depreciation and amortization and interest on finance lease liabilities is included in interest expense in the condensed consolidated statements of operations and comprehensive income (loss).
The following table shows the remaining lease payments, including reasonably certain extensions for each of the next five years and thereafter reconciled to the operating lease liabilities and finance lease liabilities included in the Company's consolidated balance sheet as of September 30, 2026 (in thousands):

	Operating Leases	Finance Leases
2026 (excluding the nine months ended September 30, 2026)	$364	$165
2027	1,459	659
2028	1,342	659
2029	953	659
2030	914	659
Thereafter	15,778	29,280
Total undiscounted lease payments	$20,810	$32,081
Less imputed interest	(10,348)	(24,483)
Lease liability	$10,462	$7,598
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
Management agreements for brand-managed hotels have terms generally ranging from 10 to 30 years and allow for one or more renewal periods at the option of the hotel manager. Assuming all renewal periods are exercised, the average remaining term is approximately 25 years. Management agreements for franchised hotels generally contain initial terms of ten years with an average remaining term of approximately nine years; none of these agreements contemplate renewal or extension of the initial term.
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
Franchise agreements generally have initial terms of 20 years, with an average remaining initial term of approximately six years. The franchise agreements require royalty fees based on a percentage of gross rooms revenue. In addition, franchise agreements require marketing, reservation or other program fees based on a percentage of gross rooms revenue. Many franchise agreements also require the maintenance of a capital reserve fund based on a percentage of hotel revenues to be used for capital expenditures to maintain the quality of the hotels.
For the three and nine months ended September 30, 2026, the Company incurred management and franchise fee expenses of $9.1 million and $31.8 million, respectively, and for the three and nine months ended September 30, 2025, incurred expenses of $7.4 million and $29.5 million, respectively, which are included on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
Reserve Requirements
Certain franchise and management agreements require the Company to reserve funds relating to replacements and renewals of the hotels' furniture, fixtures and equipment. As of September 30, 2026 and December 31, 2025, the Company had a balance of $78.1 million and $70.3 million, respectively, in reserves for such future improvements. This amount is included in restricted cash and escrows on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
Renovation and Construction Commitments
As of September 30, 2026, the Company had various contracts outstanding with third-parties in connection with the renovation of certain of its hotel properties. The remaining commitments under these contracts as of September 30, 2026 totaled $12.4 million.
Legal
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition of the Company.
14. Segment Reporting
The Company invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States and manages its business activities on a consolidated basis. The Company has identified its Chief Executive Officer as its Chief Operating Decision Maker ("CODM"). The CODM evaluates performance, allocates capital resources and manages the overall investing strategy of each hotel individually. Further, the Company considers each hotel to be an operating segment and aggregates each operating segment into one reportable segment. Each hotel in this reportable segment derives revenues from the sale of room nights at hotel properties, food and beverage revenues and ancillary revenue such as parking, resort or destination amenity fees, golf, spa services and other guest services and tenant leases and each operating segment follows the same accounting policies as those described in Note 2. The measure of segment assets is reported on the balance sheet as total consolidated assets.
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

The following table presents Segment Hotel EBITDA for three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rooms revenues	$149,685	$134,217	$480,716	$452,580
Food and beverage revenues	88,528	77,768	295,979	284,653
Other revenues	25,622	24,432	78,040	75,690
Total revenues	$263,835	$236,417	$854,735	$812,923
Expenses:
Rooms expenses	39,578	37,499	119,518	115,977
Food and beverage expenses	63,434	58,103	197,299	190,256
Other direct expenses	7,481	6,860	22,167	20,919
Undistributed expenses(1)	69,284	64,914	206,505	199,707
Management and franchise fees	9,076	7,382	31,813	29,502
Real estate taxes, personal property taxes and insurance	12,333	13,108	37,235	38,765
Lease/rent expense	289	299	958	890
Ground lease expense	407	235	1,210	1,611
Owner repairs & maintenance	(15)	36	90	73
Other fixed expenses	1,712	1,561	5,054	4,805
Gain on business interruption insurance	—	(510)	—	(510)
Segment Hotel EBITDA	$60,256	$46,930	$232,886	$210,928
Segment Hotel EBITDA Margin	22.8%	19.9%	27.2%	25.9%
(1)Primarily includes costs related to general and administrative, sales and marketing, repairs and maintenance, utilities and information technology.
The following table presents Segment Hotel EBITDA reconciled to net income (loss) before income taxes for three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Hotel EBITDA	$60,256	$46,930	$232,886	$210,928
Adjustments and reconciling items:
Depreciation and amortization	(31,228)	(32,583)	(94,919)	(98,406)
General and administrative expenses	(10,463)	(8,793)	(30,773)	(28,526)
Other operating expenses	(2,304)	(835)	(9,998)	(2,903)
Impairment and other losses	—	—	(39,251)	(279)
Gain on sale of investment properties	—	—	—	39,953
Other income	590	1,887	2,930	6,133
Interest expense	(20,341)	(21,818)	(61,752)	(64,795)
Loss on extinguishment of debt	—	—	(35)	—
Net income (loss) before income taxes	$(3,490)	$(15,212)	$(912)	$62,105

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
Overview
Xenia Hotels & Resorts, Inc. ("we", "us", "our", "Xenia" or the "Company") is a self-advised and self-administered REIT that invests in uniquely positioned luxury and upper upscale hotels and resorts with a focus on the top 25 lodging markets as well as key leisure destinations in the United States ("U.S."). As of September 30, 2026, we owned 29 hotels and resorts, comprising 8,783 rooms across 14 states. Our hotels are operated and/or licensed by industry leaders including Marriott, Hyatt, Kimpton, Fairmont, Loews, Hilton and Davidson.
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
Results of Operations
Lodging Industry Overview
The U.S. lodging industry historically exhibits a strong correlation to U.S. GDP, which increased at an estimated annual rate of approximately 3.4% during the third quarter of 2026, according to the U.S. Department of Commerce, compared to the increase in annual rate growth trend from the first and second quarters of 2026 of 2.5% and 2.2%, respectively. The increase during the third quarter of 2026 reflected increases in investment, consumer spending and government spending that were partially offset by a decrease in exports and an increase in imports. In addition, the unemployment rate remained flat at 4.2% in September 2026 compared to June 2026 and fell slightly compared to 4.3% in March 2026. We continue to monitor and evaluate the challenges associated with consumer confidence, inflationary pressures, changing interest rates, a potential domestic and/or global recession, global conflicts, trade disputes, and the evolving workforce and wage landscape. The impact of these potential challenges could negatively impact the Company’s operating results as well as its ability to consummate acquisitions and dispositions of hotel properties in the near term.
Demand increased 3.1% and 2.2% during the three and nine months ended September 30, 2026, respectively. New hotel supply increased 0.4% and 0.4% during the same periods. An increase in ADR of 4.3% coupled with a 2.7% increase in occupancy led to an increase in industry RevPAR of 7.1% for the three months ended September 30, 2026 compared to the same period in 2025. An increase in ADR of 3.8% coupled with a 1.8% increase in occupancy led to an increase in industry RevPAR of 5.6% for the nine months ended September 30, 2026 compared to the same period in 2025.
Third Quarter 2026 Overview
RevPAR, which includes the results of hotels sold or acquired for the period of ownership by the Company, increased 12.4% and 9.4% to $184.86 and $199.07 for the three and nine months ended September 30, 2026 compared to $164.51 and $182.03 for the three and nine months ended September 30, 2025, respectively. The increase in RevPAR for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was driven primarily by increases in occupancy and ADR as well as year over year growth at Grand Hyatt Scottsdale Resort due to continued ramp up in performance following the renovation of the hotel. Further, demand has continued to shift to a more traditional mix of leisure, business transient and group within our portfolio.
Net loss was $2.9 million for the three months ended September 30, 2026, compared to a net loss of $14.5 million for the three months ended September 30, 2025. The change was primarily attributed a $14.1 million increase in hotel operating income for our 29-comparable hotels, a $1.5 million reduction in interest expense and a $1.4 million reduction in depreciation and amortization expense. These amounts were partially offset by a $1.7 million increase in general and administrative expenses, a $1.5 million increase in other operating expenses, a $1.3 million reduction in other income, a $0.5 million reduction in gain on business interruption, a $0.3 million reduction in operating income attributed to the sale of Kimpton RiverPlace Hotel in July 2026 and a $0.1 million reduction in income tax benefit.
Net loss was $2.4 million for the nine months ended September 30, 2026, compared to net income of $60.5 million for the nine months ended September 30, 2025. The change was primarily attributed to a $40.0 million gain on the sale of Fairmont Dallas in April 2025, a $39.0 million increase in impairment and other losses primarily attributed to the sale of Kimpton RiverPlace Hotel, a $6.8 million increase in other operating expenses, a $5.7 million reduction in hotel operating income attributed to the sale of Kimpton RiverPlace Hotel in July 2026 and Fairmont Dallas in April 2025, a $3.2 million reduction in other income, a $2.2 million increase in general and administrative expenses and a $0.5 million reduction in gain on business interruption. These amounts were partially offset by a $27.9 million increase in hotel operating income for our 29-comparable hotels, a $3.5 million reduction in depreciation and amortization expense, a $3.0 million reduction in interest expense and a $0.1 million reduction in income tax expense.
Adjusted EBITDAre attributable to common stock and unit holders increased $11.0 million, or 26.0%, and $18.0 million, or 9.2%, to $53.2 million and $212.7 million for the three and nine months ended September 30, 2026 from $42.2 million and $194.7 million for the three and nine months ended September 30, 2025, respectively. Adjusted FFO attributable to common stock and unit holders increased $12.4 million, or 55.8%, and $21.2 million, or 16.1%, to $34.6 million and $152.8 million for the three and nine months ended September 30, 2026 from $22.2 million and $131.6 million for the three and nine months ended September 30, 2025, respectively. Refer to "Non-GAAP Financial Measures" for the definition of these financial measures, a description of the reasons we believe they are useful to investors as key supplemental measures of our operating performance and the reconciliation of these non-GAAP financial measures to net income (loss) attributable to common stock and unit holders.
Operating Information Comparison
The following table sets forth certain operating information for the three and nine months ended September 30, 2026 and 2025:

					Nine Months Ended September 30,
					2026	2025		Change
Number of properties at January 1					30	31		(1)
Properties disposed					(1)	(1)		—
Number of properties at September 30					29	30		(1)

Number of rooms at January 1					8,868	9,408		(540)
Rooms in properties acquired(1)					—	5		(5)
Rooms in properties disposed(2)					(85)	(545)		460
Number of rooms at September 30					8,783	8,868		(85)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change		2026	2025		Change
Total Portfolio Statistics:
Occupancy	70.0%	66.3%	370	bps	71.2%	69.3%	190	bps
ADR	$264.03	$248.10	6.4%		$279.52	$262.83		6.4%
RevPAR	$184.86	$164.51	12.4%		$199.07	$182.03		9.4%
Total RevPAR	$325.83	$289.78	12.4%		$353.95	$326.96		8.3%
(1)    In February 2025, we added five newly created rooms at Grand Hyatt Scottsdale Resort.
(2)    During the nine months ended September 30, 2026, the Company sold one hotel with 85 rooms. During the nine months ended September 30, 2025, the Company sold one hotel with 545 rooms.
Revenues
Revenues consists of rooms, food and beverage, and other revenues from our hotels, as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenues:
Rooms revenues	$149,685	$134,217	$15,468	11.5%	$480,716	$452,580	$28,136	6.2%
Food and beverage revenues	88,528	77,768	10,760	13.8%	295,979	284,653	11,326	4.0%
Other revenues	25,622	24,432	1,190	4.9%	78,040	75,690	2,350	3.1%
Total revenues	$263,835	$236,417	$27,418	11.6%	$854,735	$812,923	$41,812	5.1%
Rooms revenues
Rooms revenues increased $15.5 million, or 11.5%, to $149.7 million for the three months ended September 30, 2026 from $134.2 million for the three months ended September 30, 2025 primarily driven by increases in occupancy and ADR as well as year over year growth at Grand Hyatt Scottsdale Resort. This increase is net of a reduction of $1.2 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026.
Rooms revenues increased $28.1 million, or 6.2%, to $480.7 million for the nine months ended September 30, 2026 from $452.6 million for the nine months ended September 30, 2025 primarily driven by increases in occupancy and ADR as well as year over year growth at Grand Hyatt Scottsdale Resort. This increase is net of a reduction of $8.5 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026 and Fairmont Dallas in April 2025.
Food and beverage revenues
Food and beverage revenues increased $10.8 million, or 13.8%, to $88.5 million for the three months ended September 30, 2026 from $77.8 million for the three months ended September 30, 2025 primarily driven by an increase in occupancy, year over year growth at Grand Hyatt Scottsdale Resort and growth in banquet and catering revenues resulting from strong group business demand. This increase is net of a reduction of $0.7 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026.
Food and beverage revenues increased $11.3 million, or 4.0%, to $296.0 million for the nine months ended September 30, 2026 from $284.7 million for the nine months ended September 30, 2025 primarily driven by an increase in occupancy, year over year growth at Grand Hyatt Scottsdale Resort and growth in banquet and catering revenues resulting from strong group business demand. This increase is net of a reduction of $7.3 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026 and Fairmont Dallas in April 2025.
Other revenues
Other revenues increased $1.2 million, or 4.9%, to $25.6 million for the three months ended September 30, 2026 from $24.4 million for the three months ended September 30, 2025 primarily due to increases in occupancy and ancillary fees as well as year over year growth at Grand Hyatt Scottsdale Resort. This increase is net of a reduction of $0.3 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026.
Other revenues increased $2.4 million, or 3.1%, to $78.0 million for the nine months ended September 30, 2026 from $75.7 million for the nine months ended September 30, 2025 primarily due to increases in occupancy and ancillary fees as well as year over year growth at Grand Hyatt Scottsdale Resort. This increase is net of a reduction of $1.4 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026 and Fairmont Dallas in April 2025.
Hotel Operating Expenses
Hotel operating expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Hotel operating expenses:
Rooms expenses	$39,578	$37,499	$2,079	5.5%	$119,518	$115,977	$3,541	3.1%
Food and beverage expenses	63,434	58,103	5,331	9.2%	197,299	190,256	7,043	3.7%
Other direct expenses	7,481	6,860	621	9.1%	22,167	20,919	1,248	6.0%
Other indirect expenses	71,719	67,264	4,455	6.6%	214,305	206,951	7,354	3.6%
Management and franchise fees	9,076	7,382	1,694	22.9%	31,813	29,502	2,311	7.8%
Total hotel operating expenses	$191,288	$177,108	$14,180	8.0%	$585,102	$563,605	$21,497	3.8%
Total hotel operating expenses
In general, hotel operating costs correlate to increases or decreases in revenues and fluctuate based on various factors, including occupancy, labor costs, utilities and insurance costs. Luxury and upper upscale hotels generally have higher fixed costs than other types of hotels due to the level of services and amenities provided to guests.
Total hotel operating expenses increased $14.2 million, or 8.0%, to $191.3 million for the three months ended September 30, 2026 from $177.1 million for the three months ended September 30, 2025 due to an increase in occupancy as well as year over year growth at Grand Hyatt Scottsdale Resort partially offset by a reduction of $1.8 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026.

Total hotel operating expenses increased $21.5 million, or 3.8%, to $585.1 million for the nine months ended September 30, 2026 from $563.6 million for the nine months ended September 30, 2025 due to an increase in occupancy as well as year over year growth at Grand Hyatt Scottsdale Resort partially offset by a reduction of $10.7 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026 and Fairmont Dallas in April 2025.
Corporate and Other Expenses
Corporate and other expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Depreciation and amortization	$31,228	$32,583	$(1,355)	(4.2)%	$94,919	$98,406	$(3,487)	(3.5)%
Real estate taxes, personal property taxes and insurance	12,333	13,108	(775)	(5.9)%	37,235	38,765	(1,530)	(3.9)%
Ground lease expense	442	264	178	67.4%	1,316	1,622	(306)	(18.9)%
General and administrative expenses	10,463	8,793	1,670	19.0%	30,773	28,526	2,247	7.9%
Gain on business interruption insurance	—	(510)	510	(100.0)%	—	(510)	510	(100.0)%
Other operating expenses	1,810	355	1,455	409.9%	8,214	1,432	6,782	473.6%
Impairment and other losses	—	—	—	100.0%	39,251	279	38,972	13,968.5%
Total corporate and other expenses	$56,276	$54,593	$1,683	3.1%	$211,708	$168,520	$43,188	25.6%
Depreciation and amortization
Depreciation and amortization expense decreased $1.4 million, or 4.2%, to $31.2 million for the three months ended September 30, 2026 from $32.6 million for the three months ended September 30, 2025. The decrease was primarily attributed to fully depreciated assets during the comparable period partially offset by the timing of new assets being placed into service as well as the sale of Kimpton RiverPlace Hotel in July 2026.
Depreciation and amortization expense decreased $3.5 million, or 3.5%, to $94.9 million for the nine months ended September 30, 2026 from $98.4 million for the nine months ended September 30, 2025. The decrease was primarily attributed to fully depreciated assets during the comparable period partially offset by the timing of new assets being placed into service as well as the sale of Kimpton RiverPlace Hotel in July 2026 and Fairmont Dallas in April 2025.
Real estate taxes, personal property taxes and insurance
Real estate taxes, personal property taxes and insurance expense decreased $0.8 million, or 5.9%, to $12.3 million for the three months ended September 30, 2026 from $13.1 million for the three months ended September 30, 2025. The decrease was primarily attributed to a $0.4 million increase in real estate tax refunds, a $0.2 million reduction in insurance expense and a reduction of $0.1 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026.
Real estate taxes, personal property taxes and insurance expense decreased $1.5 million, or 3.9%, to $37.2 million for the nine months ended September 30, 2026 from $38.8 million for the nine months ended September 30, 2025. The decrease was primarily attributed to a reduction of $0.9 million attributed to the sale of Kimpton RiverPlace Hotel in July 2026 and Fairmont Dallas in April 2025 as well as a $0.6 million reduction in insurance expense.

General and administrative expenses
General and administrative expenses increased $1.7 million, or 19.0%, and $2.2 million, or 7.9%, to $10.5 million and $30.8 million for the three and nine months ended September 30, 2026 from $8.8 million and $28.5 million for the three and nine months ended September 30, 2025, respectively. This increase is primarily due to increases in employee related costs and professional fees as well as the write off of $0.7 million of accumulated offering costs associated with the prior Form S-3 shelf registration which expired in August 2026.
Gain on business interruption insurance
Gain on business interruption insurance was $0.5 million for the three and nine months ended September 30, 2025, which was attributed to insurance proceeds, net of license and management fees, for a portion of lost income related to two incidents which occurred in 2024.
Other operating expenses
Other operating expenses increased $1.5 million, or 409.9%, to $1.8 million for the three months ended September 30, 2026 from $0.4 million compared to the three months ended September 30, 2025. This increase was primarily due to non-recurring costs associated with operator transitions at, and the renaming of, four hotels.
Other operating expenses increased $6.8 million, or 473.6%, to $8.2 million for the nine months ended September 30, 2026 from $1.4 million compared to the nine months ended September 30, 2025. This increase was primarily due to non-recurring costs associated with operator transitions at, and the renaming of, four hotels.
Impairment and other losses
During the nine months ended September 30, 2026, the Company sold the 85-room Kimpton RiverPlace Hotel for a sale price of $11.0 million resulting in an impairment loss of approximately $38.8 million. Additionally, for the nine months ended September 30, 2026, the Company expensed $0.5 million of repair and clean up costs related to property damage sustained at certain properties.
Non-Operating Income and Expenses
Non-operating income and expenses consist of the following (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Non-operating income and expenses:
Gain on sale of investment properties	$—	$—	$—	—%	$—	$39,953	$(39,953)	(100.0)%
Other income	580	1,890	(1,310)	(69.3)%	2,950	6,149	(3,199)	(52.0)%
Interest expense	(20,341)	(21,818)	1,477	(6.8)%	(61,752)	(64,795)	3,043	(4.7)%
Loss on extinguishment of debt	—	—	—	—%	(35)	—	(35)	100.0%
Income tax (expense) benefit	603	684	(81)	(11.8)%	(1,491)	(1,565)	74	(4.7)%
Gain on sale of investment properties
The gain on sale of investment properties for the nine months ended September 30, 2025 was attributed to the sale of Fairmont Dallas in April 2025.
Other income
Other income decreased $1.3 million, or 69.3%, to $0.6 million for the three months ended September 30, 2026 from $1.9 million for the three months ended September 30, 2025 primarily attributed to $1.1 million of insurance proceeds in excess of recognized losses in the prior year related to casualty losses at certain properties and a $0.7 million reduction in interest income, partially offset by a net $0.8 million non-recurring loss in the prior year at one property.
Other income decreased $3.2 million, or 52.0%, to $3.0 million for the nine months ended September 30, 2026 from $6.1 million for the nine months ended September 30, 2025 primarily attributed to a $1.8 million reduction in interest income, $1.6 million of insurance proceeds in excess of recognized losses in the prior year related to casualty losses at certain properties and the prior year recognition of a $1.1 million net gain related to the write off of the right-of-use asset and lease liability resulting from the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara. These amounts were partially offset by a net $0.8 million non-recurring loss in the prior year and a $0.6 million non-recurring gain in the current year at one property.
Interest expense
Interest expense decreased $1.5 million, or 6.8%, and $3.0 million, or 4.7%, to $20.3 million and $61.8 million for the three and nine months ended September 30, 2026 from $21.8 million and $64.8 million for the three and nine months ended September 30, 2025, respectively. The decreases were primarily due to lower average outstanding mortgage loan debt and lower interest rates on variable debt.
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
Liquidity
As of September 30, 2026, we had $161.4 million of consolidated cash and cash equivalents and $84.9 million of restricted cash and escrows. The restricted cash as of September 30, 2026 primarily consisted of $78.1 million related to FF&E reserves as required per the terms of our management and franchise agreements, $5.7 million in deposits made for capital projects, cash held in restricted escrows of $0.7 million primarily for real estate taxes and mortgage escrows and $0.4 million for escrow holdbacks.
As of September 30, 2026, there was no outstanding balance on our Revolving Credit Facility and the full $500 million was available to be borrowed.
As of September 30, 2026, we had $200 million available for sale under the ATM Agreement.
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

Debt and Loan Covenants
As of September 30, 2026, our outstanding total debt was $1.4 billion and had a weighted-average interest rate of 5.55%.
Mortgage Loans
In February 2026, the Company repaid in full with cash on hand the $51.8 million outstanding balance on the mortgage loan collateralized by Hotel Beauden, Autograph Collection.
During the nine months ended September 30, 2026, the Company repaid with cash on hand $11.5 million of the outstanding balance on the mortgage loan collateralized by Andaz Napa.
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

Debt Covenants
As of September 30, 2026, the Company was in compliance with all debt covenants, current on all loan payments and not otherwise in default under the Revolving Credit Facility, 2024 Term Loans, Senior Notes or mortgage loans.
Derivatives
During the nine months ended September 30, 2026, the Company reduced the notional amount on the interest rate swap in connection with the paydown of the mortgage loan collateralized by Andaz Napa and, as a result, we had one interest rate swap with an aggregate notional amount of $41.7 million as of September 30, 2026. This swap fixes the variable interest rate on one mortgage loan for a portion of the term.
Capital Markets
In August 2026, the Company and the Operating Partnership entered into an Equity Distribution Agreement (the “ATM Agreement”) with Jefferies LLC, Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Credit Agricole Securities (USA) Inc., Fifth Third Securities, Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Regions Securities LLC and Truist Securities, Inc., as sales agents, principals and/or (except in the case of Fifth Third Securities, Inc.) forward sellers and certain of their affiliates as forward purchasers, pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate gross sales price of up to $200 million. The ATM Agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, the Company may enter into separate forward sale agreements with one of the forward purchasers. Prior to entry into the ATM Agreement, the Company terminated its former equity distribution agreement, dated March 2, 2018.
During the three months ended September 30, 2026, no shares were sold under the ATM Agreement and, as of September 30, 2026, $200 million of common stock remained available for issuance. No shares were sold under the prior equity distribution agreement during the three and nine months ended September 30, 2026 and 2025.
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
No shares were purchased as part of the Repurchase Program during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, 974,645 and 6,656,706 shares were repurchased under the Repurchase Program, at a weighted-average price of $12.66 and $12.59 per share for an aggregate purchase price of $12.3 million and $83.8 million, respectively. As of September 30, 2026, the Company had approximately $97.5 million remaining under its share repurchase authorization.
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
As of September 30, 2026 and December 31, 2025, we had a total of $78.1 million and $70.3 million, respectively, of FF&E reserves. During the three and nine months ended September 30, 2026, we made total capital expenditures of $16.4 million and

$47.0 million, respectively, and during three and nine ended September 30, 2025, we made total capital expenditures of $19.9 million and $70.7 million, respectively.
Off-Balance Sheet Arrangements
As of September 30, 2026, we had various contracts outstanding with third-parties in connection with the renovation of certain of our hotel properties. The remaining commitments under these contracts as of September 30, 2026 totaled $12.4 million.
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
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
The table below presents summary cash flow information for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$167,014	$155,123
Net cash (used in) provided by investing activities	(36,715)	8,729
Net cash used in financing activities	(107,101)	(38,459)
Net increase in cash and cash equivalents and restricted cash	$23,198	$125,393
Cash and cash equivalents and restricted cash, at beginning of period	223,109	143,582
Cash and cash equivalents and restricted cash, at end of period	$246,307	$268,975
Operating
•Cash provided by operating activities was $167.0 million and $155.1 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows from operating activities generally consist of the net cash generated by our hotel operations, partially offset by cash paid for interest, corporate expenses and other working capital changes. Our cash flows from operating activities may also be affected by changes in our portfolio resulting from hotel acquisitions, dispositions or from disruption and subsequent improvements resulting from renovations. The net increase to cash provided by operating activities during the nine months ended September 30, 2026 was primarily due to an increase in operating income from our 29-comparable hotels. Refer to the "Results of Operations" section for further discussion of our operating results for the three and nine months ended September 30, 2026 and 2025.
Investing
•Cash used in investing activities was $36.7 million for the nine months ended September 30, 2026 and was attributed to $47.0 million in capital improvements at our hotel properties, partially offset by proceeds of $10.3 million from the sale of Kimpton RiverPlace Hotel.

•Cash provided by investing activities was $8.7 million for the nine months ended September 30, 2025 and was attributed to net proceeds of $101.4 million from the sale of Fairmont Dallas and $3.5 million of proceeds from property insurance, partially offset by $70.7 million in capital improvements at our hotel properties and $25.4 million for the purchase of the fee simple interest in the land associated with the ground lease at Hyatt Regency Santa Clara.
Financing
•Cash used in financing activities was $107.1 million for the nine months ended September 30, 2026 and was attributed to (i) the payoff of mortgage debt totaling $63.4 million, (ii) the payment of $40.2 million in dividends and dividend equivalents, (iii) principal payments of mortgage debt totaling $2.7 million and (iv) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.8 million.

•Cash used in financing activities was $38.5 million for the nine months ended September 30, 2025 and was attributed to (i) the repurchase of common stock totaling $83.8 million, (ii) the payment of $40.5 million in dividends and dividend equivalents, (iii) the repayment of the Revolving Credit Facility of $20.0 million, (iv) principal payments of mortgage debt totaling $3.3 million, (v) shares redeemed to satisfy tax withholding on vested share-based compensation of $0.6 million and (vi) the redemption of Operating Partnership Units for cash of $0.3 million, partially offset by the proceeds from the 2024 Delayed Draw Term Loan of $100.0 million and proceeds from a $10.0 million draw on the Revolving Credit Facility.
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
We further adjust FFO for certain additional items that are not in Nareit’s definition of FFO such as terminated transaction and pre-opening expenses, amortization of debt origination costs and share-based compensation, non-cash ground rent and straight-

line rent expense and other items we believe do not represent recurring operations. We believe that Adjusted FFO provides investors with useful supplemental information that may facilitate comparisons of ongoing operating performance between periods and between REITs that make similar adjustments to FFO and is beneficial to investors’ complete understanding of our operating performance.
The following is a reconciliation of net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre attributable to common stock and unit holders for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(2,887)	$(14,528)	$(2,403)	$60,540
Adjustments:
Interest expense	20,341	21,818	61,752	64,795
Income tax expense (benefit)	(603)	(684)	1,491	1,565
Depreciation and amortization	31,228	32,583	94,919	98,406
EBITDA	$48,079	$39,189	$155,759	$225,306
Impairment of investment properties(1)	—	—	38,764	279
Gain on sale of investment properties	—	—	—	(39,953)
EBITDAre	$48,079	$39,189	$194,523	$185,632

Reconciliation to Adjusted EBITDAre
Depreciation and amortization related to corporate assets	$(78)	$(72)	$(238)	$(199)
Gain on insurance recoveries(2)	—	(1,101)	—	(1,649)
Loss on extinguishment of debt	—	—	35	—
Amortization of share-based compensation expense	3,427	3,257	10,993	10,462
Non-cash ground rent and straight-line rent expense	5	37	65	26
Other non-recurring expenses(3)	1,778	936	7,303	459
Adjusted EBITDAre attributable to common stock and unit holders	$53,211	$42,246	$212,681	$194,731
(1)     During the nine months ended September 30, 2026, we recognized an impairment charge of $38.8 million related to the sale of Kimpton RiverPlace Hotel. This amount is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income (loss) for the period then ended.
(2)     During the three and nine months ended September 30, 2025, we recorded $1.1 million and $1.6 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
(3)     Includes adjustments for pre-opening expenses, repair and clean up costs related to property damage and other non-recurring items. For the period ended September 30, 2026, also includes costs associated with operator transitions at, and the renaming of, four hotels.

The following is a reconciliation of net income (loss) to FFO and Adjusted FFO attributable to common stock and unit holders for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(2,887)	$(14,528)	$(2,403)	$60,540
Adjustments:
Depreciation and amortization related to investment properties	31,150	32,511	94,681	98,207
Impairment of investment properties(1)	—	—	38,764	279
Gain on sale of investment properties	—	—	—	(39,953)
FFO attributable to common stock and unit holders	$28,263	$17,983	$131,042	$119,073

Reconciliation to Adjusted FFO
Gain on insurance recoveries(2)	$—	$(1,101)	$—	$(1,649)
Loss on extinguishment of debt	—	—	35	—
Loan related costs, net of adjustment related to non-controlling interests(3)	1,087	1,070	3,368	3,277
Amortization of share-based compensation expense	3,427	3,257	10,993	10,462
Non-cash ground rent and straight-line rent expense	5	37	65	26
Other non-recurring expenses(4)	1,778	936	7,303	459
Adjusted FFO attributable to common stock and unit holders	$34,560	$22,182	$152,806	$131,648
(1)     During the nine months ended September 30, 2026, we recognized an impairment charge of $38.8 million related to the sale of Kimpton RiverPlace Hotel. This amount is included in impairment and other losses on the condensed consolidated statement of operations and comprehensive income (loss) for the period then ended.
(2)     During the three and nine months ended September 30, 2025, we recorded $1.1 million and $1.6 million, respectively, of insurance proceeds in excess of recognized losses related to casualty losses at certain properties. These amounts are included in other income on the condensed consolidated statements of operations and comprehensive income (loss) for the periods then ended.
(3)     Loan related costs include amortization of debt premiums, discounts and deferred loan origination costs.
(4)     Includes adjustments for pre-opening expenses, repair and clean up costs related to property damage and other non-recurring items. For the period ended September 30, 2026, also includes costs associated with operator transitions at, and the renaming of, four hotels.
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
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. If market rates of interest on all of our variable rate debt as of September 30, 2026 permanently increased or decreased by 1%, the increase or decrease in interest expense on our variable rate debt would decrease or increase future earnings and cash flows by approximately $3.3 million per annum. If market rates of interest on all of our variable rate debt as of December 31, 2025 permanently increased or decreased by 1%, the increase or decrease in interest expense on the variable rate debt would increase or decrease future earnings and cash flows by approximately $3.3 million per annum.
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

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations outstanding as of September 30, 2026, the following table presents principal repayments and related weighted-average interest rates by contractual maturity dates (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Maturing debt(1):
Fixed rate debt(2)	$847	$101,386	$—	$500,000	$400,000	$—	$1,002,233	$1,000,228
Variable rate debt	—	1,002	365,497	—	—	—	366,499	360,728
Total	$847	$102,388	$365,497	$500,000	$400,000	$—	$1,368,732	$1,360,956
Weighted-average interest rate on debt:
Fixed rate debt(2)	4.95%	4.63%	—%	4.88%	6.63%	—%	5.55%	5.77%
Variable rate debt	—%	5.72%	5.57%	—%	—%	—%	5.57%	7.51%
(1)    The debt maturity excludes net mortgage loan discounts, premiums and unamortized deferred loan costs. See Item 7A of our most recent Annual Report on Form 10-K and Note 5 in the accompanying condensed consolidated financial statements included herein.
(2)    Includes all fixed rate debt and all variable rate debt that was swapped to fixed rates as of September 30, 2026.
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
Item 1A. Risk Factors
There have been no material changes from the 2025 Form 10-K risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trade Arrangements
During the quarter ended September 30, 2026, there were no adoptions, modifications, or terminations by directors or officers of Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, each as defined in Item 408 of Regulation S-K.

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

November 3, 2026

/s/ MARCEL VERBAAS
Marcel Verbaas
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ ATISH SHAH
Atish Shah
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ JOSEPH T. JOHNSON
Joseph T. Johnson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)